Form 10-Q
period 2004-06-30
FUTURES PORTFOLIO FUND LP
filed 2004-08-23
CIK 861441

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                          ----------------------------


                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number:  000-50728


                   FUTURES PORTFOLIO FUND LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)



       Maryland                                           52-1627106
 ------------------------                   -----------------------------------
 (State of Incorporation)                    (IRS Employer Identification No.)

                           c/o Steben & Company, Inc.
                          2099 Gaither Road, Suite 200
                            Rockville, Maryland 20850
                            -------------------------
                (Address of Principal Executive Office)(zip code)

                                  240) 631-9808
                                  -------------
               Registrant's telephone number, including area code:

                            -------------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Exchange Act)

Yes [ ]     No [X]



===============================================================================

                                Table of Contents


Item 1.    Financial Statements

         Statements of Financial Condition
         March 31, 2004 (Unaudited) and December 31, 2003 (Audited)

         Condensed Schedule of Investments
         March 31, 2004 (Unaudited)

         Condensed Schedule of Investments
         December 31, 2003 (Audited)

         Statements of Operations
         For the Three Months Ended March 31, 2004 and 2003 (Unaudited)

         Statements of Cash Flows
         For the Three Months Ended March 31, 2004 and 2003 (Unaudited)

         Statements of Changes In Partners' Capital (Net Asset Value) - For the Three months Ended March 31, 2004 and 2003 (Unaudited)

         Notes to Financial Statements For Three Months Ended March 31, 2004 and 2003 (Unaudited)

         Statements of Financial Condition
         June 30, 2004 (Unaudited) and December 31, 2003 (Audited)

         Condensed Schedule of Investments
         June 30, 2004 (Unaudited)

         Condensed Schedule of Investments
         December 31, 2003 (Audited)

         Statements of Operations
         For the Three Months and Six Months Ended June 30, 2004 and 2003 (Unaudited)

         Statements of Cash Flows
         For the Six Months Ended June 30, 2004 and 2003 (Unaudited)

         Statements of Changes in Partners' Capital (Net Asset Value) - For the Six months Ended June 30, 2004 and 2003 (Unaudited)

         Notes to Financial Statements for the Six Months Ended June 30, 2004 and 2003 (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.    Market Risk

Item 4.    Controls and Procedures

ITEM 1:  Financial Statements

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                        STATEMENTS OF FINANCIAL CONDITION
           March 31, 2004 (Unaudited) and December 31, 2003 (Audited)

                               -----------------


                                                                                     March 31,           December 31,
                                                                                       2004                  2003
                                                                                       ----                  ----
ASSETS
    Equity in broker trading accounts
       Cash                                                                         $  53,524,306         $  14,155,901
       United States government securities                                             40,742,708            56,225,381
       Unrealized gain on open futures contracts                                        7,031,411             6,241,625
                                                                                  ---------------       ---------------
              Deposits with brokers                                                   101,298,425            76,622,907
    Cash                                                                               43,272,750            11,197,196
    Unrealized gain (loss) on open forward currency contracts                            (282,464)              797,823
                                                                                 ----------------      ----------------
              Total assets                                                           $144,288,711         $  88,617,926
                                                                                     ============         =============
LIABILITIES
    Accounts payable                                                              $       133,938      $         86,600
    Commissions and other trading fees
       on open contracts                                                                   39,110                30,210
    General Partner management fee                                                        317,601               129,471
    General Partner 1% allocation                                                         111,608                51,410
    Advisor management fees                                                               204,264                94,910
    Advisor incentive fees                                                              4,290,399             1,678,712
    Selling agents fee                                                                    274,761                97,499
    Redemptions payable                                                                   292,502               186,717
    Subscriptions received in advance                                                  26,642,096             8,496,538
                                                                                   --------------       ---------------
              Total liabilities                                                        32,306,279            10,852,067
                                                                                   --------------        --------------
PARTNERS' CAPITAL (Net Asset Value)
    Class A Interests - 22,310.6979 and 16,350.3885 units
       outstanding at March 31, 2004 and December 31, 2003                             84,794,173            55,901,105
    Class B Interests - 6,051.5942 and 5,435.3839 units
       outstanding at March 31, 2004 and December 31, 2003                             27,188,259            21,864,754
                                                                                   --------------        --------------
              Total partners' capital
                 (Net Asset Value)                                                    111,982,432            77,765,859
                                                                                    -------------        --------------
                                                                                     $144,288,711         $  88,617,926
                                                                                     ============         =============




                             See accompanying notes.


                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                        CONDENSED SCHEDULE OF INVESTMENTS
                                 March 31, 2004
                                   (Unaudited)

                                =================

UNITED STATES GOVERNMENT SECURITIES
-----------------------------------
                       Maturity                                                                                 % of Net
     Face Value          Date         Description                                                Value         Asset Value
     ----------          ----         -----------                                                -----         -----------

     $16,000,000       06/03/04       U.S. Treasury Bill                                   $  15,971,566         14.26 %
      12,300,000       05/06/04       U.S. Treasury Bill                                      12,287,590         10.97 %
       6,500,000       04/01/04       U.S. Treasury Bill                                       6,499,827          5.81 %
       6,000,000       07/18/04       U.S. Treasury Bill                                       5,983,725          5.34 %
                                                                                         ---------------      ----------
                                      Total United States government securities
                                          (cost, including accrued interest, -
                                           $40,742,708)                                    $  40,742,708         36.38 %
                                                                                           =============       =========
LONG FUTURES CONTRACTS
----------------------
                                                                                                                % of Net
                                      Description                                                Value         Asset Value
                                      -----------                                                -----         -----------

                                      Agricultural                                        $    2,930,199          2.62 %
                                      Currency                                                    81,890          0.07 %
                                      Energy                                                      15,968          0.02 %
                                      Interest rate                                            2,318,307          2.07 %
                                      Metal                                                    1,524,869          1.36 %
                                      Stock index                                                292,504          0.26 %
                                                                                          --------------      ----------
                                      Total long futures contracts                        $    7,163,737          6.40 %
                                                                                          --------------      ----------
SHORT FUTURES CONTRACTS
-----------------------
                                                                                                                % of Net
                                      Description                                                Value         Asset Value
                                      -----------                                                -----         -----------

                                      Agricultural                                       $       147,815          0.13 %
                                      Currency                                                    (9,500)        (0.01)%
                                      Energy                                                      (8,051)        (0.01)%
                                      Interest rate                                               21,827          0.02 %
                                      Metal                                                     (237,748)        (0.21)%
                                      Stock Index                                                (46,669)        (0.04)%
                                                                                         ---------------      ----------
                                      Total short futures contracts                      $      (132,326)        (0.12)%
                                                                                         ---------------      ----------

                                      Total futures contracts                             $    7,031,411          6.28 %
                                                                                          ==============      ==========
FORWARD CURRENCY CONTRACTS
--------------------------
                                                                                                                % of Net
                                      Description                                                Value         Asset Value
                                      -----------                                                -----         -----------

                                      Long forward currency contracts                    $       784,404          0.70 %
                                      Short forward currency contracts                        (1,066,868)        (0.95)%
                                                                                         ---------------      ----------

                                      Total forward currency contracts                   $      (282,464)        (0.25)%
                                                                                         ===============      ==========







                             See accompanying notes.

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                        CONDENSED SCHEDULE OF INVESTMENTS
                                December 31, 2003
                                    (Audited)

                                 -------------


UNITED STATES GOVERNMENT SECURITIES
-----------------------------------
                       Maturity                                                                                 % of Net
     Face Value          Date         Description                                                Value         Asset Value
     ----------          ----         -----------                                                -----         -----------

     $16,000,000       06/03/04       U.S. Treasury Bill                                     $15,931,137         20.49 %
      12,300,000       05/06/04       U.S. Treasury Bill                                      12,256,220         15.76 %
      10,000,000       02/19/04       U.S. Treasury Bill                                       9,985,990         12.84 %
       6,500,000       04/01/04       U.S. Treasury Bill                                       6,484,069          8.34 %
       5,000,000       03/11/04       U.S. Treasury Bill                                       4,990,348          6.42 %
                                      Other U.S. Treasury Bills                                6,577,617          8.45 %
                                                                                           -------------      ----------
                                      Total United States government securities
                                          (cost, including accrued interest, -
                                           $56,225,381)                                      $56,225,381         72.30 %
                                                                                             ===========       =========

LONG FUTURES CONTRACTS
----------------------
                                                                                                                % of Net
                                      Description                                                Value         Asset Value
                                      -----------                                                -----         -----------

                                      Agricultural                                         $     578,883          0.74 %
                                      Currency                                                 3,393,879          4.36 %
                                      Energy                                                     115,841          0.15 %
                                      Interest rate                                             (210,196)        (0.27)%
                                      Metal                                                    2,888,152          3.72 %
                                      Stock index                                                910,629          1.17 %
                                                                                          --------------      ----------

                                      Total long futures contracts                          $  7,677,188          9.87 %
                                                                                            ------------      ----------

SHORT FUTURES CONTRACTS
-----------------------
                                                                                                                % of Net
                                      Description                                                Value         Asset Value
                                      -----------                                                -----         -----------

                                      Agricultural                                        $      (25,120)        (0.03)%
                                      Currency                                                (1,006,522)        (1.30)%
                                      Interest rate                                             (111,541)        (0.14)%
                                      Metal                                                     (292,380)        (0.38)%
                                                                                          --------------      ----------

                                      Total short futures contracts                         $ (1,435,563)        (1.85)%
                                                                                            ------------      ----------

                                      Total futures contracts                               $  6,241,625          8.02 %
                                                                                            ============      ==========

FORWARD CURRENCY CONTRACTS
--------------------------
                                                                                                                % of Net
                                      Description                                                Value         Asset Value
                                      -----------                                                -----         -----------

                                      Long forward currency contracts                      $     894,946          1.15 %
                                      Short forward currency contracts                           (97,123)        (0.12)%
                                                                                           --------------      ----------

                                      Total forward currency contracts                     $     797,823          1.03 %
                                                                                           ==============      ==========





                             See accompanying notes.

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                              ===================


                                                                                             2004             2003
                                                                                             ----             ----
TRADING GAINS
    Gain (loss) from trading
       Realized                                                                          $ 17,180,331     $   2,576,142
       Change in unrealized                                                                  (290,501)         (975,585)
       Brokerage commissions                                                                 (205,624)          (18,135)
                                                                                      ---------------  ----------------

              Gain from trading                                                            16,684,206         1,582,422
                                                                                        -------------    --------------

NET INVESTMENT (LOSS)
    Income
       Interest income                                                                        195,589            36,908
                                                                                      ---------------  ----------------

    Expenses
       General Partner management fee                                                         503,099            50,802
       General Partner 1% allocation                                                          111,608            11,586
       Advisor management fees                                                                309,649            37,937
       Advisor incentive fees                                                               4,283,609           298,543
       Selling agents fee                                                                     420,708            47,936
       Operating expenses                                                                     201,901            25,727
                                                                                      ---------------  ----------------

              Total expenses                                                                5,830,574           472,531
                                                                                       --------------   ---------------

              Net investment (loss)                                                        (5,634,985)         (435,623)
                                                                                       --------------   ---------------

              NET INCOME                                                                 $ 11,049,221     $   1,146,799
                                                                                         ============     =============




                                                                                            2004                2003
                                                                                     ------------------  -----------------


                                                                                      Class A   Class B   Class A   Class B
                                                                                      -------   -------   -------   -------

NET INCOME PER UNIT
    (based on weighted average number of
    units outstanding during the period)                                             $ 390.97  $ 474.52  $ 216.60  $ 403.11
                                                                                     ========  ========  ========  ========
INCREASE IN NET ASSET
    VALUE PER UNIT                                                                   $ 381.66  $ 470.07  $ 363.22  $ 437.18
                                                                                     ========  ========  ========  ========






                             See accompanying notes.

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                               ================


                                                                                       2004                  2003
                                                                                       ----                  ----
Cash flows from (for) operating activities
    Net income                                                                      $  11,049,221         $   1,146,799
    Adjustments to reconcile net income to net cash
    from (for) operating activities
       Net change in unrealized                                                           290,501               975,585
       Increase in accounts payable and
          accrued expenses                                                              3,202,869               318,571
       Net proceeds (purchases) of investments in
          United States government securities                                          15,482,673            (4,482,664)
                                                                                   --------------       ---------------

              Net cash from (for) operating activities                                 30,025,264            (2,041,709)
                                                                                   --------------       ---------------

Cash flows from (for) financing activities
    Addition of units                                                                  15,857,173             3,724,133
    Subscriptions received in advance                                                  26,421,993             3,151,626
    Redemption of units                                                                  (860,471)              (75,000)
                                                                                 ----------------     -----------------

              Net cash from financing activities                                       41,418,695             6,800,759
                                                                                   --------------       ---------------

Net increase in cash                                                                   71,443,959             4,759,050

Cash and cash equivalents
    Beginning of period                                                                25,353,097             4,678,337
                                                                                   --------------       ---------------

    End of period                                                                   $  96,797,056        $    9,437,387
                                                                                   ==============       ===============

End of period cash consists of:
    Cash in broker trading accounts                                                 $  53,524,306        $    6,299,852
    Cash                                                                               43,272,750             3,137,535
                                                                                   --------------       ---------------

              Total end of period cash                                              $  96,797,056        $    9,437,387
                                                                                    =============        ==============









                             See accompanying notes.

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

                             ====================


                                           Class A Interests                  Class B Interests
                                           -----------------                  -----------------
                                          Units           Value             Units           Value             Total
                                          -----           -----             -----           -----             -----
Three Months Ended March 31, 2004

Balances at
    December 31, 2003                 16,350.3885    $  55,901,105       5,435.3839    $  21,864,754      $  77,765,859

Net income for the three months
    ended March 31, 2004                                 8,233,898                         2,815,323         11,049,221

Additions                              6,219.4985       21,630,253         665.9654        2,723,458         24,353,711

Redemptions                             (189.8033)        (707,367)        (59.4756)        (258,889)          (966,256)

Transfers                                (69.3858)        (263,716)          9.7205           43,613           (220,103)
                                  --------------- -----------------    --------------  ---------------    ----------------

Balances at
    March 31, 2004                    22,310.6979    $  84,794,173       6,051.5942    $  27,188,259       $111,982,432
                                  =============== =================    ==============  ===============    ================


                                           Class A Interests                  Class B Interests
                                           -----------------                  -----------------
                                          Units           Value             Units           Value             Total
                                          -----           -----             -----           -----             -----

Three Months Ended March 31, 2003

Balances at
    December 31, 2002                  1,240.5575   $    3,680,442       1,832.4761   $    6,277,366     $    9,957,808

Net income for the three months
    ended March 31, 2003                                   365,769                           781,030          1,146,799

Additions                                888.4691        3,043,397         224.2307          884,709          3,928,106

Redemptions                               (6.0060)          (20,000)       (20.0708)          (76,000)          (96,000)
                                 ---------------- ----------------- --------------- ----------------- -----------------
Balances at
    March 31, 2003                     2,123.0206   $    7,069,608       2,036.6360   $    7,867,105      $  14,936,713
                                 ================  ================ ===============  ================ ==================






                                                     Net Asset Value Per Unit
        ----------------------------------------------------------------------------------------------------------------

               March 31, 2004              December 31, 2003             March 31, 2003             December 31, 2002
               --------------              -----------------             --------------             -----------------

            Class A       Class B       Class A        Class B       Class A       Class B       Class A        Class B
            -------       -------       -------        -------       -------       -------       -------        -------
           $3,800.61     $4,492.74     $3,418.95      $4,022.67     $3,329.98     $3,862.79     $2,966.76      $3,425.61
           =========     =========     =========      =========     =========     =========     =========      =========


                             See accompanying notes.

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
               For the Three Months Ended March 31, 2004 and 2003
                                   (Unaudited)

Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           -----------------------------------------------------------

           A.     General Description of the Partnership

                  Futures Portfolio Fund, Limited Partnership (the Partnership) is a Maryland limited partnership which operates as a commodity investment pool. The Partnership utilizes professional trading advisors to engage in the trading of futures contracts, forward currency contracts and other financial instruments.

           B.     Regulation

                  The Partnership is a registrant with the Securities and Exchange Commission (SEC) pursuant to the Securities Exchange Act of 1934 (the Act). As a registrant, the Partnership is subject to the regulations of the SEC and the informational requirements of the Act. As a commodity pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges where the Partnership executes transactions. Additionally, the Partnership is subject to the requirements of Futures Commission Merchants (brokers) and interbank market makers through which the Partnership trades.

           C.     Method of Reporting

                  The Partnership's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership's management. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government securities are stated at cost plus accrued interest, which approximates market value.

                  For purposes of both financial reporting and calculation of redemption value, net asset value per Class A or Class B unit is calculated by dividing the net asset value of Class A or Class B by the number of outstanding units of Class A or Class B.

           D.     Brokerage Commissions

                  Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

           E.     Income Taxes

                  The Partnership prepares calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Partnership's income, expenses and trading gains or losses.

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           -----------------------------------------------------------
           (CONTINUED)
           -----------

           F.     Foreign Currency Transactions

                  The Partnership's functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

           G.     Classes of Interests

                  The Partnership has two classes of limited partnership interests ("Interests"), Class A and Class B. The General Partner may offer additional classes at its discretion. Both Class A and Class B Interests are traded pursuant to identical trading programs and differ only in respect to the General Partner's management fee and selling agents fee. Class B Interests are issued only at the General Partner's discretion and are intended for investors who are participating in fee based investment advisory programs. All items of income or loss, except for the General Partner management fee and selling agents fee, are allocated pro rata between Class A and Class B Interests. The General Partner management fee and selling agents fee applicable to each class of Interest is then charged to each class. All items of income or loss allocated to each class of Interest is then allocated pro rata to each Limited Partner within each class.

           H.     Reclassification

                  Certain amounts in the December 31, 2003 statement of financial condition were reclassified to conform with the March 31, 2004 presentation.

Note 2.    GENERAL PARTNER

           The General Partner of the Partnership is Steben & Company, Inc., which conducts and manages the business of the Partnership. During the three months ended March 31, 2004 and 2003, the General Partner did not maintain a capital balance in the Partnership, however, the sole shareholder of the General Partner has an investment in Class B Interests of the Partnership.

           During the three months ended March 31, 2004 and 2003, the General Partner received the following compensation:

           o Class A Interests paid a monthly management fee equal to 1/12 of 2% (2% per annum) of the net asset value of the Class A Interests as of the last day of each month.
           o Class A Interests paid a monthly selling agents fee equal to 1/12 of 2% (2% per annum) of the net asset value of the Class A Interests as of the last day of each month. The General Partner, in turn, pays substantially all of the selling agents fee to the respective selling agent. If the General Partner was the selling agent, the General Partner retains that portion of the selling agents fee.
           o Commencing May 1, 2003, Class B Interests paid a monthly management fee equal to 1/12 of 1.95% (1.95% per annum) of the net asset value of the Class B Interests as of the last day of each month.

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 2.    GENERAL PARTNER (CONTINUED)
           ---------------------------

           o Commencing May 1, 2003, Class B Interests paid a monthly selling agents fee equal to 1/12 of .20% (.20% per annum) of the net asset value of the Class B Interests as of the last day of each month. The General Partner, in turn, pays substantially all of the selling agents fee to the respective selling agent. If the General Partner was the selling agent, the General Partner retains that portion of the selling agents fee.
           o Prior to May 1, 2003, Class B Interests paid a monthly management fee equal to 1/12 of 1.15% (1.15% per annum) of the net asset value of the Class B Interests as of the last day of each month.
           o Prior to May 1, 2003, Class B Interests paid a monthly selling agents fee equal to 1/12 of 1.00% (1.00% per annum) of the net asset value of the Class B Interests as of the last day of each month. The General Partner, in turn, pays substantially all of the selling agents fee to the respective selling agent. If the General Partner was the selling agent, the General Partner retains that portion of the selling agents fee.

           The General Partner also receives, at the time of subscription, a subscription fee equal to 1% of the subscription amount. The General Partner may reduce or waive this fee in its sole discretion. Additions in the statement of changes in partners' capital (net asset value) are reflected net of such subscription fee.

           Pursuant to the terms of the Limited Partnership Agreement, the General Partner receives 1% of any increase or decrease in the Partnership's net assets. Such amount is reflected as the General Partner 1% allocation in the statement of financial condition and the statement of operations.

Note 3.    COMMODITY TRADING ADVISORS
           --------------------------

           The Partnership has Advisory Agreements with three commodity trading advisors, pursuant to which the Partnership pays each commodity trading advisor a monthly management fee equal to 1/12 of 1% (1% per annum) of the allocated net assets (as defined in each respective Advisory Agreement) at the end of the month and a quarterly incentive fee equal to 25% of Trading Profits (as defined in each respective Advisory Agreement). In addition, the Partnership has an Advisory Agreement with a fourth commodity trading advisor, pursuant to which the Partnership pays the commodity trading advisor a monthly management fee equal to 1/12 of 2% (2% per annum) of the account's net assets (as defined in the Advisory Agreement) at the end of the month and a quarterly incentive fee equal to 20% of Trading Profits (as defined in the Advisory Agreement).

Note 4.    DEPOSITS WITH BROKERS
           ---------------------

           The Partnership deposits funds with brokers, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such brokers. The Partnership earns interest income on its assets deposited with the brokers.

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)



 Note 5.    OPERATING EXPENSES
            ------------------

            The Partnership is responsible for all of its operating expenses such as legal, accounting, auditing, record keeping, administration, computer, clerical expenses, printing and duplication expenses, mailing expenses, costs of researching and performing due diligence on advisors for the Partnership, etc. Pursuant to the terms of the Limited Partnership Agreement, operating expenses that exceed 1% of the average month-end net assets of the Partnership are the responsibility of the General Partner.

Note 6.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
           --------------------------------------------

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. Units are sold at the net asset value per Class A or Class B unit as of the close of business on the last day of the month in which the subscription is accepted. Prior to May 1, 2003, investors who subscribed through a selling agent were subject to an up-front sales commission of up to 4% of the subscription amount. If the General Partner acted as the selling agent, the General Partner was entitled to the up-front sales commission, however, during 2003 the General Partner elected not to charge such up-front sales commission to which it was entitled. Additions in the statement of changes in partners' capital (net asset value) are reflected net of such commissions to selling agents. Investors whose subscriptions are accepted are admitted as Limited Partners as of the beginning of the month following the month in which their subscriptions were accepted. At March 31, 2004 and December 31, 2003, the Partnership had received subscriptions of $26,642,096 and $8,496,538, respectively, which will be additions to the Partnership effective April 1, 2004 and January 1, 2004, respectively.

           The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of Class A or Class B units owned, subject to restrictions in the Limited Partnership Agreement.

Note 7.    TRADING ACTIVITIES AND RELATED RISKS
           ------------------------------------

           The Partnership engages in the speculative trading of U.S. and foreign futures contracts and forward currency contracts (collectively, "derivatives"). The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

           Purchase and sale of futures contracts requires margin deposits with the brokers. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

           The Partnership trades forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Accordingly, the risks associated with forward currency contracts are generally greater than those associated with exchange traded contracts because of the greater risk of counterparty default. Additionally, the trading of forward currency contracts typically involves delayed cash settlement.

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 7.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
           ------------------------------------------------

           The Partnership has a substantial portion of its assets on deposit with financial institutions in connection with its trading of forward currency contracts and its cash management activities. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.

           For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short.

         The unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

                                                     Futures Contracts               Forward Currency Contracts
                                                     (exchange traded)                  (non-exchange traded)


                                                March 31,        December 31,        March 31,        December 31,
                                                  2004               2003              2004               2003
                                                  ----               ----              ----               ----
                Gross unrealized gains       $   8,258,049     $   8,128,348      $   1,964,924      $   1,129,789
                Gross unrealized losses         (1,226,638)       (1,886,723)        (2,247,388)          (331,966)
                                            --------------    --------------     --------------    ---------------

                Net unrealized gain (loss)   $   7,031,411     $   6,241,625     $     (282,464)    $      797,823
                                             =============     =============     ==============     ==============




           The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 8.    INTERIM FINANCIAL STATEMENTS
           ----------------------------

           The statement of financial condition as of March 31, 2004, including the March 31, 2004 condensed schedule of investments, and the statements of operations, cash flows and changes in partners' capital (Net Asset Value) for the three months ended March 31, 2004 and 2003 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003.

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 9.    FINANCIAL HIGHLIGHTS
           --------------------

           The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2004 and 2003. This information has been derived from information presented in the financial statements.


                                                                               Three months ended March 31,
                                                                                 2004                 2003
                                                                            (Unaudited)            (Unaudited)
                                                                             ---------              ---------
                                                                        Class A    Class B     Class  A       Class  B
                                                                      Interests   Interests    Interests      Interests
                                                                      ---------   ---------    ---------      ---------
Per Unit Performance
(for a unit outstanding throughout the entire period)
-----------------------------------------------------

Net asset value per unit at beginning of period                      $3,418.95    $4,022.67    $2,966.76     $3,425.61
                                                                     ----------   ----------   ---------     ---------
Income from operations:
          Gain from trading (1)                                         587.49       689.21       463.49        574.63
          Net investment (loss) (1)                                    (205.83)     (219.14)     (100.27)      (137.45)
                                                                     ----------   ----------  -----------   -----------

                    Total income from operations                        381.66       470.07       363.22        437.18
                                                                     ----------   ----------  -----------   -----------

Net asset value per unit at end of period                            $3,800.61    $4,492.74    $3,329.98     $3,862.79
                                                                     ==========   ==========   ==========    ==========

Total Return (3)                                                         11.16%       11.69%       12.24%        12.76%
                                                                     ==========   ==========   ==========    ==========

Supplemental Data

Ratios to average net asset value:
          Expenses prior to advisor incentive fees (4)                    6.64%        4.73%        6.30%         4.65%
          Advisor incentive fees (3)                                      4.29%        4.22%        1.72%         2.74%
                                                                      ---------    ---------    ---------     ---------

                    Total expenses                                       10.93%        8.95%        8.02%         7.39%
                                                                      =========    ==========    =========     =========
          Net investment (loss) (2), (4)                                 (5.86)%      (3.95)%      (5.16)%       (3.51)%
                                                                      =========    ==========    =========     =========


          Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.


          ----------------------------
           (1) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. Gain from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
           (2)    Excludes advisor incentive fees.
           (3)    Not annualized.
           (4)    Annualized.

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                        STATEMENTS OF FINANCIAL CONDITION
            June 30, 2004 (Unaudited) and December 31, 2003 (Audited)

                            =======================


                                                                                     June 30,            December 31,
                                                                                       2004                  2003
                                                                                       ----                  ----
ASSETS
    Equity in broker trading accounts
       Cash                                                                         $  27,589,574         $  14,155,901
       United States government securities                                            114,612,779            56,225,381
       Unrealized gain (loss) on open futures contracts                                (1,773,368)            6,241,625
                                                                                  ---------------       ---------------

              Deposits with brokers                                                   140,428,985            76,622,907

    Cash                                                                               49,020,027            11,197,196
    Unrealized gain (loss) on open forward currency contracts                          (1,455,217)              797,823
    General Partner 1% allocation                                                         115,895                     0
                                                                                 ---------------- ---------------------

              Total assets                                                           $188,109,690         $  88,617,926
                                                                                     ============         =============
LIABILITIES
    Accounts payable                                                              $       242,787      $         86,600
    Commissions and other trading fees
       on open contracts                                                                   40,650                30,210
    General Partner management fee                                                        273,356               129,471
    General Partner 1% allocation                                                               0                51,410
    Advisor management fees                                                               222,770                94,910
    Advisor incentive fees                                                                      0             1,678,712
    Selling agents fee                                                                    220,142                97,499
    Redemptions payable                                                                   424,813               186,717
    Subscriptions received in advance                                                  22,585,258             8,496,538
                                                                                   --------------       ---------------

              Total liabilities                                                        24,009,776            10,852,067
                                                                                   --------------        --------------
PARTNERS' CAPITAL (Net Asset Value)
    Class A Interests - 39,294.0426 and 16,350.3885 units
       outstanding at June 30, 2004 and December 31, 2003                             127,937,152            55,901,105
    Class B Interests - 9,352.9027 and 5,435.3839 units
       outstanding at June 30, 2004 and December 31, 2003                              36,162,762            21,864,754
                                                                                   --------------        --------------
              Total partners' capital
                 (Net Asset Value)                                                    164,099,914            77,765,859
                                                                                    -------------        --------------

                                                                                     $188,109,690         $  88,617,926
                                                                                     ============         =============








                             See accompanying notes.



                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                        CONDENSED SCHEDULE OF INVESTMENTS
                                  June 30, 2004
                                   (Unaudited)
                               ----------------


UNITED STATES GOVERNMENT SECURITIES
-----------------------------------
                       Maturity                                                                                 % of Net
     Face Value          Date         Description                                                Value         Asset Value
     ----------          ----         -----------                                                -----         -----------
     $32,000,000       12/02/04       U.S. Treasury Bill                                   $  31,804,060         19.38 %
      31,000,000       07/08/04       U.S. Treasury Bill                                      30,993,851         18.89 %
      27,000,000       11/04/04       U.S. Treasury Bill                                      26,882,550         16.38 %
      25,000,000       10/07/04       U.S. Treasury Bill                                      24,932,318         15.19 %
                                                                                          --------------       ---------
                                      Total United States government securities
                                          (cost, including accrued interest,
                                           - $114,612,779)                                  $114,612,779         69.84 %
                                                                                          ==============       ==========

LONG FUTURES CONTRACTS
----------------------
                                                                                                                % of Net
                                      Description                                                Value         Asset Value
                                      -----------                                                -----         -----------

                                      Agricultural                                      $        (95,663)        (0.06)%
                                      Energy                                                     112,746          0.07 %
                                      Interest rate                                               30,796          0.02 %
                                      Metal                                                     (274,465)        (0.17)%
                                      Stock index                                                405,217          0.25 %
                                                                                        ----------------      ----------

                                      Total long futures contracts                       $       178,631          0.11 %
                                                                                         ---------------      ----------
SHORT FUTURES CONTRACTS
-----------------------
                                                                                                                % of Net
                                      Description                                                Value         Asset Value
                                      -----------                                                -----         -----------

                                      Agricultural                                       $       437,603          0.26 %
                                      Currency                                                   (13,950)        (0.01)%
                                      Energy                                                      28,435          0.02 %
                                      Interest rate                                           (1,527,224)        (0.93)%
                                      Metal                                                     (854,116)        (0.52)%
                                      Stock Index                                                (22,747)        (0.01)%
                                                                                       -----------------      ----------

                                      Total short futures contracts                       $   (1,951,999)        (1.19)%
                                                                                          --------------      ----------

                                      Total futures contracts                             $   (1,773,368)        (1.08)%
                                                                                          ==============      ==========

LONG FORWARD CURRENCY CONTRACTS
-------------------------------

                       Range of                                                                                 % of Net
                 Expiration Dates     Description                                                Value         Asset Value
                -----------------     -----------                                                -----         -----------

                07/21/04 - 09/15/04   British Pounds                                       $ (10,435,973)        (6.36)%
                                      Other long forward currency contracts                      861,375          0.53 %
                                                                                        ----------------      ----------

                                      Total long forward currency contracts               $   (9,574,598)        (5.83)%
                                                                                          --------------      ----------

SHORT FORWARD CURRENCY CONTRACTS
--------------------------------

                       Range of                                                                                 % of Net
                 Expiration Dates     Description                                                Value         Asset Value
                   ----------------   -----------                                                -----         -----------
                 07/21/04 - 09/15/04  British Pounds                                      $    9,794,880          5.97 %
                                      Other short forward currency contracts                  (1,675,499)        (1.02)%
                                                                                         ---------------      ----------

                                      Total short forward currency contracts              $    8,119,381          4.95 %
                                                                                          --------------      ----------

                                      Total forward currency contracts                    $   (1,455,217)        (0.88)%
                                                                                          ==============      ==========


                             See accompanying notes.



                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                        CONDENSED SCHEDULE OF INVESTMENTS
                                December 31, 2003
                                    (Audited)

                                --------------

UNITED STATES GOVERNMENT SECURITIES
-----------------------------------

                       Maturity                                                                                 % of Net
     Face Value          Date         Description                                                Value         Asset Value
     ----------          ----         -----------                                                -----         -----------

     $16,000,000       06/03/04       U.S. Treasury Bill                                     $15,931,137         20.49 %
      12,300,000       05/06/04       U.S. Treasury Bill                                      12,256,220         15.76 %
      10,000,000       02/19/04       U.S. Treasury Bill                                       9,985,990         12.84 %
       6,500,000       04/01/04       U.S. Treasury Bill                                       6,484,069          8.34 %
       5,000,000       03/11/04       U.S. Treasury Bill                                       4,990,348          6.42 %
                                      Other U.S. Treasury Bills                                6,577,617          8.45 %
                                                                                           -------------      ----------
                                      Total United States government securities
                                          (cost, including accrued interest,
                                           - $56,225,381)                                    $56,225,381         72.30 %
                                                                                             ===========       =========
LONG FUTURES CONTRACTS
----------------------
                                                                                                                % of Net
                                      Description                                                Value         Asset Value
                                      -----------                                                -----         -----------

                                      Agricultural                                         $     578,883          0.74 %
                                      Currency                                                 3,393,879          4.36 %
                                      Energy                                                     115,841          0.15 %
                                      Interest rate                                             (210,196)        (0.27)%
                                      Metal                                                    2,888,152          3.72 %
                                      Stock index                                                910,629          1.17 %
                                                                                          --------------      ----------

                                      Total long futures contracts                          $  7,677,188          9.87 %
                                                                                          --------------      ----------
SHORT FUTURES CONTRACTS
-----------------------
                                                                                                                % of Net
                                      Description                                                Value         Asset Value
                                      -----------                                                -----         -----------

                                      Agricultural                                        $      (25,120)        (0.03)%
                                      Currency                                                (1,006,522)        (1.30)%
                                      Interest rate                                             (111,541)        (0.14)%
                                      Metal                                                     (292,380)        (0.38)%
                                                                                          ---------------      ----------

                                      Total short futures contracts                         $ (1,435,563)        (1.85)%
                                                                                          ---------------      ----------

                                      Total futures contracts                               $  6,241,625          8.02 %
                                                                                          ===============      ==========

FORWARD CURRENCY CONTRACTS
--------------------------
                                                                                                                % of Net
                                      Description                                                Value         Asset Value
                                      -----------                                                -----         -----------

                                      Long forward currency contracts                      $     894,946          1.15 %
                                      Short forward currency contracts                           (97,123)        (0.12)%
                                                                                         ----------------      ----------

                                      Total forward currency contracts                     $     797,823          1.03 %
                                                                                         ================      ===========






                             See accompanying notes.



                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                ---------------

                                                            Three Months Ended                  Six Months Ended
                                                                 June 30,                           June 30,
                                                          2004             2003              2004             2003
                                                          ----             ----              ----             ----
TRADING GAINS (LOSSES)
    Gain (loss) from trading
       Realized                                       $(10,771,960)   $      596,095    $   6,408,371     $   3,172,237
       Change in unrealized                             (9,977,532)         (330,129)     (10,268,033)       (1,305,714)
       Brokerage commissions                              (291,354)          (36,765)        (496,978)          (54,900)
                                                   ---------------  ----------------  ---------------  ----------------

              Gain (loss) from trading                 (21,040,846)          229,201       (4,356,640)        1,811,623
                                                   ---------------  ----------------  ---------------  -----------------

NET INVESTMENT (LOSS)
    Income
       Interest income                                     380,081            56,747          575,670            93,655
                                                   ---------------  ----------------  ---------------  ----------------

Expenses
       General Partner management fee                      726,958            97,851        1,230,057           148,653
       General Partner 1% allocation                      (227,503)             (917)        (115,895)           10,669
       Advisor management fees                             532,942            52,804          842,591            90,741
       Advisor incentive fees                                 (197)          124,942        4,283,412           423,485
       Selling agents fee                                  576,270            68,801          996,978           116,737
       Operating expenses                                  253,588            33,287          455,489            59,014
                                                   ---------------  ----------------  ---------------  ----------------

          Total expenses                                 1,862,058           376,768        7,692,632           849,299
                                                   ---------------  ----------------  ---------------  ----------------

          Net investment (loss)                         (1,481,977)         (320,021)      (7,116,962)         (755,644)
                                                   ---------------  ----------------- ---------------  ----------------

              NET INCOME (LOSS)                       $(22,522,823)  $       (90,820)    $(11,473,602)    $   1,055,979
                                                   ================ =================  ==============  ================




                                                   Three Months Ended June 30,              Six Months Ended June 30,
                                                     2004                 2003                   2004               2003
                                                     ----                 ----                   ----               ----
                                              Class A   Class B    Class A    Class B     Class A    Class B   Class A   Class B
                                              -------   -------    --------  ---------    -------   -------    --------  --------
NET INCOME (LOSS) PER UNIT
    (based on weighted average number of
    units outstanding during the period)      $(523.38) $(611.15)  $  (26.91) $  0.52     $(335.00)  $(332.85) $ 107.15  $ 365.19
                                              ========= =========  ========== ========    =========  ========= ========  ========
INCREASE (DECREASE) IN NET

ASSET VALUE PER UNIT                          $(544.72) $(626.27)  $    1.20  $ 19.20     $(163.06)  $(156.20) $ 364.42  $ 456.38
                                              ========= =========  ========== ========    =========  ========= ========  =========





                             See accompanying notes.


                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2004 and 2003
                                  (Unaudited)

                               -----------------


                                                                                       2004                  2003
                                                                                       ----                  ----
Cash flows from (for) operating activities
    Net income (loss)                                                               $ (11,473,602)       $    1,055,979
    Adjustments to reconcile net income (loss) to net
    cash (for) operating activities
       Net change in unrealized                                                        10,268,033             1,305,714
       (Increase) in General Partner 1% allocation
          receivable                                                                     (115,895)                    0
       Increase (decrease) in accounts payable and
          accrued expenses                                                             (1,169,107)              208,461
       Net (purchases) of investments in United States
          government securities                                                       (58,387,398)          (10,723,483)
                                                                                   --------------        --------------

              Net cash (for) operating activities                                     (60,877,969)           (8,153,329)
                                                                                   --------------       ---------------

Cash flows from (for) financing activities
    Addition of units                                                                  91,199,904            11,879,404
    Subscriptions received in advance                                                  22,561,614             4,122,594
    Redemption of units                                                                (1,627,045)             (270,183)
                                                                                  ---------------      ----------------

              Net cash from financing activities                                      112,134,473            15,731,815
                                                                                    -------------        --------------

Net increase in cash                                                                   51,256,504             7,578,486

Cash and cash equivalents
    Beginning of period                                                                25,353,097             4,678,337
                                                                                   --------------       ---------------
    End of period                                                                   $  76,609,601         $  12,256,823
                                                                                   ==============       ===============
End of period cash consists of:
    Cash in broker trading accounts                                                 $  27,589,574        $    8,004,012
    Cash                                                                               49,020,027             4,252,811
                                                                                   --------------       ---------------

              Total end of period cash                                              $  76,609,601         $  12,256,823
                                                                                   ==============       ===============







                             See accompanying notes.


                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                 For the Six Months Ended June 30, 2004 and 2003
                                   (Unaudited)

                                         Class A Interests                     Class B Interests
                                         -----------------                     ------------------
                                        Units           Value             Units             Value             Total
                                        -----           -----             -----             -----             -----
Six Months Ended June 30, 2004
------------------------------

Balances at
    December 31, 2003                 16,350.3885    $  55,901,105       5,435.3839    $  21,864,754      $  77,765,859

Net (loss) for the six months
    ended June 30, 2004                                 (9,063,144)                       (2,410,458)       (11,473,602)

Additions                             23,527.5290       83,182,094       3,875.9521       16,514,348         99,696,442

Redemptions                             (361.6514)      (1,293,453)       (139.9521)        (571,688)        (1,865,141)

Transfers                               (222.2235)        (789,450)        181.5188          765,806            (23,644)
                                    --------------   ----------------    -------------- ----------------  -----------------

Balances at
    June 30, 2004                     39,294.0426     $127,937,152       9,352.9027    $  36,162,762       $164,099,914
                                    ==============   ================   ============== =================  =================


                                         Class A Interests                     Class B Interests
                                         -----------------                     ------------------
                                        Units           Value             Units             Value             Total
                                        -----           -----             -----             -----             -----

Six Months Ended June 30, 2003
------------------------------

Balances at
    December 31, 2002                  1,240.5575   $    3,680,442       1,832.4761   $    6,277,366     $    9,957,808

Net income for the six months
    ended June 30, 2003                                    273,723                           782,256          1,055,979

Additions                              2,686.8698        9,128,795         746.3750        2,954,583         12,083,378

Redemptions                              (15.0117)         (50,000)        (63.8973)        (251,183)          (301,183)
                                   ---------------  ----------------    ------------- ----------------   ----------------

Balances at
    June 30, 2003                      3,912.4156    $  13,032,960       2,514.9538   $    9,763,022      $  22,795,982
                                   ===============  ================    =============  ===============    ===============





                                                     Net Asset Value Per Unit
            -------------------------------------------------------------------------------------------------------------

                June 30, 2004              December 31, 2003              June 30, 2003             December 31, 2002
                -------------              -----------------              -------------             -----------------

            Class A       Class B       Class A        Class B       Class A       Class B       Class A        Class B
            -------       -------       -------        -------       -------       -------       -------        -------
           $3,255.89     $3,866.47     $3,418.95      $4,022.67     $3,331.18     $3,881.99     $2,966.76      $3,425.61
           =========     =========     =========      =========     =========     =========     =========      =========



                             See accompanying notes.

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                 For the Six Months Ended June 30 2004 and 2003
                                   (Unaudited)


Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           -----------------------------------------------------------

           A.     General Description of the Partnership

                  Futures Portfolio Fund, Limited Partnership (the Partnership) is a Maryland limited partnership which operates as a commodity investment pool. The Partnership utilizes professional trading advisors to engage in the trading of futures contracts, forward currency contracts and other financial instruments.

           B.     Regulation

                  The Partnership is a registrant with the Securities and Exchange Commission (SEC) pursuant to the Securities Exchange Act of 1934 (the Act). As a registrant, the Partnership is subject to the regulations of the SEC and the informational requirements of the Act. As a commodity pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges where the Partnership executes transactions. Additionally, the Partnership is subject to the requirements of Futures Commission Merchants (brokers) and interbank market makers through which the Partnership trades.

           C.     Method of Reporting

                  The Partnership's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership's management. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government securities are stated at cost plus accrued interest, which approximates market value.

                  For purposes of both financial reporting and calculation of redemption value, net asset value per Class A or Class B unit is calculated by dividing the net asset value of Class A or Class B by the number of outstanding units of Class A or Class B.

           D.     Brokerage Commissions

                  Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

           E.     Income Taxes

                  The Partnership prepares calendar year U.S. and applicable state information tax returns and reports to the partners their allocable shares of the Partnership's income, expenses and trading gains or losses.

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           -----------------------------------------------------------
           (CONTINUED)
           -----------

           F.     Foreign Currency Transactions

                  The Partnership's functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

           G.     Classes of Interests

                  The Partnership has two classes of limited partnership interests ("Interests"), Class A and Class B. The General Partner may offer additional classes at its discretion. Both Class A and Class B Interests are traded pursuant to identical trading programs and differ only in respect to the General Partner's management fee and selling agents fee. Class B Interests are issued only at the General Partner's discretion and are intended for investors who are participating in fee based investment advisory programs. All items of income or loss, except for the General Partner management fee and selling agents fee, are allocated pro rata between Class A and Class B Interests. The General Partner management fee and selling agents fee applicable to each class of Interest is then charged to each class. All items of income or loss allocated to each class of Interest is then allocated pro rata to each Limited Partner within each class.

           H.     Reclassification

                  Certain amounts in the December 31, 2003 statement of financial condition were reclassified to conform with the June 30, 2004 presentation.

Note 2.    GENERAL PARTNER
           ---------------

           The General Partner of the Partnership is Steben & Company, Inc., which conducts and manages the business of the Partnership. During the three months and six months ended June 30, 2004 and 2003, the General Partner did not maintain a capital balance in the Partnership, however, the sole shareholder of the General Partner has an investment in Class B Interests of the Partnership.

           During the three months and six months ended June 30, 2004 and 2003, the General Partner received the following compensation:

           o Class A Interests paid a monthly management fee equal to 1/12 of 2% (2% per annum) of the net asset value of the Class A Interests as of the last day of each month.
           o Class A Interests paid a monthly selling agents fee equal to 1/12 of 2% (2% per annum) of the net asset value of the Class A Interests as of the last day of each month. The General Partner, in turn, pays substantially all of the selling agents fee to the respective selling agent. If the General Partner was the selling agent, the General Partner retains that portion of the selling agents fee.
           o Commencing May 1, 2003, Class B Interests paid a monthly management fee equal to 1/12 of 1.95% (1.95% per annum) of the net asset value of the Class B Interests as of the last day of each month.

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 2.    GENERAL PARTNER (CONTINUED)
           ---------------------------

           o Commencing May 1, 2003, Class B Interests paid a monthly selling agents fee equal to 1/12 of .20% (.20% per annum) of the net asset value of the Class B Interests as of the last day of each month. The General Partner, in turn, pays substantially all of the selling agents fee to the respective selling agent. If the General Partner was the selling agent, the General Partner retains that portion of the selling agents fee.
           o Prior to May 1, 2003, Class B Interests paid a monthly management fee equal to 1/12 of 1.15% (1.15% per annum) of the net asset value of the Class B Interests as of the last day of each month.
           o Prior to May 1, 2003, Class B Interests paid a monthly selling agents fee equal to 1/12 of 1.00% (1.00% per annum) of the net asset value of the Class B Interests as of the last day of each month. The General Partner, in turn, pays substantially all of the selling agents fee to the respective selling agent. If the General Partner was the selling agent, the General Partner retains that portion of the selling agents fee.

           The General Partner also receives, at the time of subscription, a subscription fee equal to 1% of the subscription amount. The General Partner may reduce or waive this fee in its sole discretion. Additions in the statement of changes in partners' capital (net asset value) are reflected net of such subscription fee.

           Pursuant to the terms of the Limited Partnership Agreement, the General Partner receives 1% of any increase or decrease in the Partnership's net assets. Such amount is reflected as the General Partner 1% allocation in the statement of financial condition, the statement of operations and the statement of cash flows.

Note 3.    COMMODITY TRADING ADVISORS
           --------------------------

           The Partnership has Advisory Agreements with three commodity trading advisors, pursuant to which the Partnership pays each commodity trading advisor a monthly management fee equal to 1/12 of 1% (1% per annum) of the allocated net assets (as defined in each respective Advisory Agreement) at the end of the month and a quarterly incentive fee equal to 25% of Trading Profits (as defined in each respective Advisory Agreement). In addition, the Partnership has an Advisory Agreement with a fourth commodity trading advisor, pursuant to which the Partnership pays the commodity trading advisor a monthly management fee equal to 1/12 of 2% (2% per annum) of the account's net assets (as defined in the Advisory Agreement) at the end of the month and a quarterly incentive fee equal to 20% of Trading Profits (as defined in the Advisory Agreement).

Note 4.    DEPOSITS WITH BROKERS
           ---------------------

           The Partnership deposits funds with brokers, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such brokers. The Partnership earns interest income on its assets deposited with the brokers.

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)



Note 5.    OPERATING EXPENSES
           ------------------

           The Partnership is responsible for all of its operating expenses such as legal, accounting, auditing, record keeping, administration, computer, clerical expenses, printing and duplication expenses, mailing expenses, costs of researching and performing due diligence on advisors for the Partnership, etc. Pursuant to the terms of the Limited Partnership Agreement, operating expenses that exceed 1% of the average month-end net assets of the Partnership are the responsibility of the General Partner.


Note 6.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
           --------------------------------------------

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. Units are sold at the net asset value per Class A or Class B unit as of the close of business on the last day of the month in which the subscription is accepted. Prior to May 1, 2003, investors who subscribed through a selling agent were subject to an up-front sales commission of up to 4% of the subscription amount. If the General Partner acted as the selling agent, the General Partner was entitled to the up-front sales commission, however, during 2003 the General Partner elected not to charge such up-front sales commission to which it was entitled. Additions in the statement of changes in partners' capital (net asset value) are reflected net of such commissions to selling agents. Investors whose subscriptions are accepted are admitted as Limited Partners as of the beginning of the month following the month in which their subscriptions were accepted. At June 30, 2004 and December 31, 2003, the Partnership had received subscriptions of $22,585,258 and $8,496,538, respectively, which will be additions to the Partnership effective July 1, 2004 and January 1, 2004, respectively.

           The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of Class A or Class B units owned, subject to restrictions in the Limited Partnership Agreement.

Note 7.    TRADING ACTIVITIES AND RELATED RISKS

           The Partnership engages in the speculative trading of U.S. and foreign futures contracts and forward currency contracts (collectively, "derivatives"). The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

           Purchase and sale of futures contracts requires margin deposits with the brokers. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 7.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
           ------------------------------------------------

           The Partnership trades forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Accordingly, the risks associated with forward currency contracts are generally greater than those associated with exchange traded contracts because of the greater risk of counterparty default. Additionally, the trading of forward currency contracts typically involves delayed cash settlement.

           The Partnership has a substantial portion of its assets on deposit with financial institutions in connection with its trading of forward currency contracts and its cash management activities. In the event of a financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.

           For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short.

           The unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:


                                                     Futures Contracts               Forward Currency Contracts
                                                     (exchange traded)                  (non-exchange traded)

                                                June 30,         December 31,        June 30,         December 31,


                                                  2004               2003              2004               2003
                                                  ----               ----              ----               ----
                Gross unrealized gains       $   2,057,177     $   8,128,348       $ 10,874,778      $   1,129,789
                Gross unrealized losses         (3,830,545)       (1,886,723)       (12,329,995)          (331,966)
                                            --------------    --------------      -------------    ---------------

                Net unrealized gain (loss)   $  (1,773,368)    $   6,241,625      $  (1,455,217)    $      797,823
                                             =============     =============      =============     ==============


           The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.


Note 8.    INTERIM FINANCIAL STATEMENTS
           ----------------------------

           The statement of financial condition as of June 30, 2004, including the June 30, 2004 condensed schedule of investments, the statements of operations for the three months and six months ended June 30, 2004 and 2003, and the statements of cash flows and changes in partners' capital (Net Asset Value) for the six months ended June 30, 2004 and 2003 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2004, and the results of operations for the three months and six months ended June 30, 2004 and 2003, and cash flows for the six months ended June 30, 2004 and 2003.

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)

Note 9.    FINANCIAL HIGHLIGHTS
           --------------------

           The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2004 and 2003. This information has been derived from information presented in the financial statements.


                                                                                Three months ended June 30,
                                                                             2004                      2003
                                                                         (Unaudited)                (Unaudited)
                                                                      Class A     Class B      Class A      Class B
                                                                     Interests    Interests    Interests    Interests
                                                                     ---------    ---------    ---------    ---------
           Per Unit Performance
           (for a unit outstanding throughout the entire period)
           ----------------------------------------------------

           Net asset value per unit at beginning of period           $3,800.61    $4,492.74    $3,329.98     $3,862.79
                                                                     ---------    ---------    ---------     ---------
           Income from operations:
                Gain (loss) from trading (1)                           (506.77)     (599.65)       58.88         71.51
                Net investment (loss) (1)                               (37.95)      (26.62)      (57.68)       (52.31)
                                                                  ------------ ------------ ------------  ------------

                    Total income (loss) from operations                (544.72)     (626.27)         1.20        19.20
                                                                  ------------  ----------- ------------- ------------

           Net asset value per unit at end of period                 $3,255.89    $3,866.47    $3,331.18     $3,881.99
                                                                  ============  =========== ============= ============

           Total Return (3)                                             (14.33)%     (13.94)%       0.04%        0.50%
                                                                   ============ =========== ============= =============
           Supplemental Data

           Ratios to average net asset value:
                Expenses prior to advisor incentive fees (4)              5.26 %       3.54 %       5.62 %        3.80 %
                Advisor incentive fees (3)                                0.00 %       0.00 %       0.56 %        0.64 %
                                                                      ---------    ---------    ---------     ---------

                    Total expenses                                        5.26 %       3.54 %       6.18 %        4.44 %
                                                                      =========    =========    =========     =========

                Net investment (loss) (2), (4)                           (4.27)%      (2.54)%      (4.54)%       (2.71)%
                                                                      =========    =========    =========     =========


           Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.


           -------------------------------
           (1) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. Gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
           (2)  Excludes advisor incentive fees.
           (3)  Not annualized.
           (4)  Annualized.


                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)


Note 9.    FINANCIAL HIGHLIGHTS (CONTINUED)
           --------------------------------

                                                                               Six months ended June 30,
                                                                          2004                      2003
                                                                      (Unaudited)               (Unaudited)
                                                                       ---------                 ---------
                                                                     Class A      Class B       Class A     Class B
                                                                     Interests    Interests    Interests    Interests
                                                                     ---------    ---------    ---------   -----------
           Per Unit Performance
           (for a unit outstanding throughout the entire period)
            ---------------------------------------------------

           Net asset value per unit at beginning of period           $3,418.95    $4,022.67    $2,966.76     $3,425.61
                                                                     ---------    ---------    ---------     ---------
           Income from operations:
                Gain (loss) from trading (1)                             43.53        54.77       507.93        638.00
                Net investment (loss) (1)                              (206.59)     (210.97)     (143.51)      (181.62)
                                                                   -----------  -----------  -----------   -----------

                    Total income (loss) from operations                (163.06)     (156.20)      364.42        456.38
                                                                   -----------  -----------  -----------   -----------

           Net asset value per unit at end of period                 $3,255.89    $3,866.47    $3,331.18     $3,881.99
                                                                     =========    =========    =========     =========

           Total Return (3)                                              (4.77)%      (3.88)%      12.28%       13.32%
                                                                      =========    =========     ========      ========
           Supplemental Data

           Ratios to average net asset value:
                Expenses prior to advisor incentive fees (4)              5.80%        4.03%        5.84%        4.17%
                Advisor incentive fees (3)                                3.35%        3.47%        1.88%        3.14%
                                                                      ---------    ---------    ---------     ---------

                    Total expenses                                        9.15%        7.50%        7.72%        7.31%
                                                                      =========    =========    =========     =========

                Net investment (loss) (2), (4)                           (4.90)%      (3.12)%      (4.74)%      (3.07)%
                                                                      ==========   =========    =========     =========


           Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.


           ----------------------
           (1) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. Gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
           (2) Excludes advisor incentive fees.
           (3) Not annualized.
           (4) Annualized.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Introduction

Futures Portfolio Fund (the "Fund") is a Maryland limited partnership, formed on May 11, 1989, that utilizes professional trading advisors to engage in the trading of commodity futures contracts, other commodity interests, options, securities and forward contracts. The Fund began trading on January 2, 1990. The Fund is an actively managed account with speculative trading profits as its objective.

The Fund currently trades in the U.S. and international futures and forward markets. Specifically, the Fund trades a portfolio focused on financial futures and forwards, energy, stock indices, agricultural products and metals.

Gains or losses are realized when contracts are liquidated. Net unrealized gains or losses on open contracts (the difference between contract price and market price) are reflected in the statement of financial condition. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government securities are stated at cost plus accrued interest, which approximates market value. For purposes of both financial reporting and calculation of redemption value, Net Asset Value per Unit is calculated by dividing Net Asset Value by the number of outstanding Units.

As of June 30, 2004, the aggregate capitalization of the Fund was $164,099,914 of which $127,937,152 was in A units and $36,162,762 was in B units. A units and B units differ only with regard to lower General Partner and Selling Agent fees for the B units. The net asset value per unit of limited partnership interest ("Unit") for A units as of June 30, 2004 was $3,255.89 and for B units was $3,866.47.


Critical Accounting Policies

The Fund's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by management. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 -"Offsetting of Amounts Related to Certain Contracts." The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government securities are stated at cost plus accrued interest, which approximates market value.

For purposes of both financial reporting and calculation of redemption value, net asset value per Class A or Class B unit is calculated by dividing the net asset value of Class A or Class B by the number of outstanding units of Class A or Class B.

Capital Resources

The Fund will raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the Fund's business, it will make no capital expenditures and will have no capital assets, which are not operating capital or assets.

Liquidity

Most United States commodity exchanges limit fluctuations in commodity futures contracts prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits". During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Commodity futures prices have occasionally moved to the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if commodity futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices, if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund's commodity futures trading operations, the Fund's assets are expected to be highly liquid.

The entire offering proceeds, without deductions, will be credited to the Fund's bank and brokerage accounts to engage in trading activities and as reserves for that trading. The Fund meets its margin requirements by depositing U.S. government securities with the futures broker and the over-the-counter counterparties. In this way, substantially all of the Fund's assets, whether used as margin for trading purposes or as reserves for such trading, can be invested in U.S. government securities and time deposits with U.S. banks. Investors should note that maintenance of the Fund's assets in U.S. government securities and banks does not reduce the risk of loss from trading futures and forward contracts. The Fund receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Fund assets.

Approximately 10% to 30% of the Fund's assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Treasury bills in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 10% to 30% of the Fund's assets are deposited with over-the-counter counterparties in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining 40% to 80% of the Fund's assets will normally be invested in cash equivalents, such as U.S. Treasury bills, and held by the futures broker or the over-the-counter counterparties.

The Fund's assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to Steben & Company or any affiliated entities.

Results of Operations

The total return for the six months ended June 30, 2004 was -4.77 % and -3.88% for A units and B units, respectively. The total return for the six months ended June 30, 2003 was 12.28 % and 13.32 % for A units and B units, respectively.

January 2004
Fund performance in January remained positive despite some late price reversals in the US dollar and US interest rates sensitive markets. The Federal Open Market Committee introduced some minor language changes to its policy statement, suggesting to some that the Federal Reserve might be setting the stage to increase short term rates. This caused the US dollar to rise sharply against major foreign currencies and it caused prices on long term US interest rate instruments to fall, reflecting a rise in long term rates. Overall, the fund benefited from net profits in virtually all market sectors including foreign currencies, equities, agricultural, energy and metals. Only the fund's long positions in interest rate sensitive instruments, including the 30 year Treasury bond and 10 year Treasury note, experienced a loss.

February 2004
In February the Fund benefited from gains across all market sectors including interest rates, energy, energy, currencies, agricultural commodities, metals and equities. The Fund's strongest returns came from long positions on interest rate instruments as futures prices on several European and US medium term instruments trended higher in anticipation of possible rate cuts in the euro zone. In the energy sector, the Fund's long positions in crude oil continued to show profits. The Organization of Petroleum Exporting Countries (OPEC) is maintaining tight production controls in spite of strong demand, which is pushing oil prices close to the highs observed just before the invasion of Iraq.

March 2004
Fund performance was virtually unchanged for the month of March with losses from the energy and foreign currency markets edging out gains from metals, interest rate instruments and agricultural commodities. The strongest returns came from long positions in soybean futures as heavy demand from China continued to push prices higher. Metals were profitable due to a continuing upward trend in silver. The US dollar was mixed for the month with small gains against most of the major currencies but losing ground to the Japanese yen. The overseas bombing in Madrid along with lackluster US economic data, created additional volatility in the energy markets that led to modest losses in the Fund's long positions.

April 2004
After showing positive returns for the first quarter, price trend reversals in the fixed income, metals and currency markets produced losses for the Fund. The energy market, which profited from long positions in both light crude and unleaded gas, was the only positive performing sector in the month. Medium and long-term interest rate instruments fell sharply after the release of U.S. non-farm payroll numbers which supported growing sentiment that the US economy was on a stronger footing. Reaction to the Federal Reserve's comments to Congress and growing anticipation that the Fed will raise short-term interest rates caused upward trends in metal prices to reverse. The U.S. dollar rallied against major currencies energized by stronger U.S. economic reports which created additional losses for the Fund.

May 2004
During May, many of the world's financial markets traded in a tight range as market participants wrestled with the outlook for U.S. interest rates, inflation, corporate earnings and events in the Middle East. Profits were generated by the fund's long positions in the energy and agricultural sectors, especially in crude oil (which went to record highs), unleaded gas, heating oil and soybeans. However, late month production announcements by the Saudi government led to a brief reversal in oil futures prices and some pull back in our energy related profits. Consequently, our profits in energy were overshadowed by losses from foreign exchange positions, including the Australian dollar and British pound after a mid-month reversal in the US dollar.

June 2004
June was a turbulent month for interest rate and energy markets. Prices for short-term interest rate instruments and petroleum products reversed sharply while long-term bonds and the US dollar continued to vacillate ahead of the FOMC's decisions on interest rates. Choppy market conditions and extended periods of price consolidation, such as those experienced over the past few months, typically result in losses for trend following systems and June was no exception. The largest realized losses for the fund were in light crude oil, the Australian dollar and unleaded gas. The largest profits were in cotton, the ten-year Japanese government bond and the Nikkei 225 Index.

Off-Balance Sheet Risk

The term "off-balance sheet risk" refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the commodity trading advisors were unable to offset futures interests positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss. Steben & Company, the General Partner, minimizes market risk through diversification of the portfolio allocations to multiple trading advisors, and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

In addition to market risk, in entering into futures and forward contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

In the case of forward contracts, which are traded on the inter-bank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. Steben & Company utilizes only those counterparties that it believes to be creditworthy for the Fund. All positions of the Fund are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

Disclosures about Certain Trading Activities that Include Non-exchange Traded Contracts Accounted for at Fair Value

The Fund invests in futures and forward currency contracts. The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. The market value of forward (non-exchange traded) contracts is extrapolated on a forward basis from the spot prices quoted as of 5:00 P.M. (E.T.) of the last business day of the reporting period.

Item 3.  Market Risk

Introduction

Past performance is not indicative of future results.

The Fund is a speculative commodity pool that utilizes professional trading advisors with systematic, proprietary trading and risk management methods for trading commodity futures contracts, other commodity interests, options, securities and forward contracts. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or a substantial amount of the Fund's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund's business.

Market movements result in frequent changes in the fair market value of the Fund's open positions and consequently, in its earnings and cash flow. The Fund's market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, market prices for base and precious metals, energy complexes and other commodities, the diversification effects among the Fund's open positions and the liquidity of the markets in which it trades.

The Fund rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance. The Fund's current trading advisors all employ strategies that rely on sustained movements in price. Erratic, choppy, sideways trading markets and sharp reversals in movements can materially and adversely affect the Fund's results. The Fund's past performance is not indicative of its future results.

Value at risk is one measure of the maximum amount that a trading advisor could reasonably be expected to lose in a given market sector in a given day. These measures and calculations are performed by each trading advisor, are proprietary in nature and vary between each of the Fund's trading advisors. However, the inherent uncertainty of the Fund's speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond any calculated value at risk or the Fund's experience to date. In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, any qualification of risk should not be considered to constitute any assurance or representation that the Fund's losses in any market sector will be limited to value at risk or by the Fund's attempts to manage its market risk. Materiality as used in this section, is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage and multiplier features of the Fund's market sensitive instruments.

        The following disclosures regarding the Fund's market risk exposures contain forward-looking statements. All disclosures in this section are deemed to be forward-looking statements, except for statements of historical fact and descriptions of how the Fund manages its risk exposure. The Fund's primary market risk exposures, as well as the strategies used and to be used by its trading advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks which could cause the actual results of the Fund's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. The Fund's current market exposure and/or risk management strategies may not be effective in either the short-or long-term and may change materially. Therefore, you should be prepared to lose all or substantially all of your investment in the Fund.


Trading Risk

        The following were the primary trading risk exposures of the Fund as of June 30, 2004, by market sector.

         Interest Rates

        Interest rate risk is the principal market exposure of the Fund. Interest rate movements directly affect the price of the futures positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. However, the Fund also takes futures positions on the government debt of smaller nations.

         Currencies

        Exchange rate risk is a significant market exposure of the Fund. The Fund's currency exposure is to exchange rate fluctuations, primarily fluctuations that disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Fund trades in a large number of currencies, including cross-rates, which are positions between two currencies other than the U.S. dollar.

         Energy

        The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments in the Middle East. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

         Stock Indices

        The Fund's primary equity exposure is to equity price risk in the G-7 countries as well as other countries. The stock index futures contracts traded by the Fund currently are generally limited to futures on broadly based indices, although the Fund may trade narrow-based stock index futures contracts in the future. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. Static markets would not cause major market changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous small losses.

         Metals

        The Fund's metals market exposure is to fluctuations in the price of both precious metals, including gold and silver, as well as base metals including aluminum, copper, nickel and zinc.

         Agricultural

        The Fund's primary commodities exposure is to agricultural price movements, which are often directly affected by severe or unexpected weather conditions.

Non-Trading Risk Exposure

        The following were the only non-trading risk exposures of the Fund as of June 30, 2004.

         Foreign Currency Balances

        The Fund's primary foreign currency balances are in Japanese yen, British pounds, Euros and Australian dollars. The advisors regularly convert foreign currency balances to U.S. dollars in an attempt to control the Fund's non-trading risk.

         Cash Management

        The Fund maintains a substantial portion of its available assets in Treasury bills held at the clearing broker. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Fund's cash management income, although substantially all of these short-term investments are held to maturity.

Item 4: Controls and Procedures

Steben & Company, Inc., the General Partner of the Fund, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this quarterly report. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

                            PART II-OTHER INFORMATION

Item 1: Legal Proceedings.

      None

Item 2: Changes in Securities and Use of Proceeds

      None

Item 3: Defaults Upon Senior Securities

      Not applicable.

Item 4: Submissions of Matters to a vote of Security Holders.

      None

Item 5: Other Information

      None

Item 6: Exhibits and Reports on Form 8-K.

      (a)   Exhibits

Exhibit   Description:

Certification of Kenneth E. Steben, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

Certification of Michael D. Bulley, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

Certification of Kenneth E. Steben, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

Certification of Michael D. Bulley, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.


     (b) Reports.

            None.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Futures Portfolio Fund Limited Partnership
                                    (Registrant)

                            By:     Steben & Company, Inc.
                                    General Partner



Date: August 23, 2004               By: /s/ Michael D. Bulley
                                        ---------------------
                                        Michael D. Bulley
                                        Chief Financial Officer


EXHIBIT INDEX

Exhibit Number           Description of Document               Page Number

31.01            Certification by Chief Executive Officer         E2
31.02            Certification by Chief Financial Officer         E4
32.01            Certification by Chief Executive Officer         E6
32.02            Certification by Chief Financial Officer         E7