Form 10-Q
period 2004-09-30
FUTURES PORTFOLIO FUND LP
filed 2004-11-15
CIK 861441

==============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                            ----------------------

                                   FORM 10-Q

   |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2004

                                      OR

   |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number:  000-50728


                  FUTURES PORTFOLIO FUND LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)



           Maryland                                  52-1627106
    -----------------------               ------------------------------
    (State of Incorporation)             (IRS Employer Identification No.)

                          c/o Steben & Company, Inc.
                         2099 Gaither Road, Suite 200
                           Rockville, Maryland 20850
                           -------------------------
               (Address of Principal Executive Office)(zip code)

                                (240) 631-9808
                                 -------------
             Registrant's telephone number, including area code:

                            ----------------------



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]     No [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

Yes [ ]     No [X]

==============================================================================

                               Table of Contents


Item 1.   Financial Statements

         Statements of Financial Condition
         September 30, 2004 (Unaudited) and December 31, 2003 (Audited)

         Condensed Schedule of Investments
         September 30, 2004 (Unaudited)

         Condensed Schedule of Investments
         December 31, 2003 (Audited)

         Statements of Operations
         For the Three Months and Nine Months Ended September 30, 2004 and 2003 (Unaudited)

         Statements of Cash Flows
         For the Nine Months Ended September 30, 2004 and 2003 (Unaudited)

         Statements of Changes in Partners' Capital (Net Asset Value) - For the Nine months Ended September 30, 2004 and 2003 (Unaudited)

         Notes to Financial Statements for the Nine Months Ended
         September 30, 2004 and 2003 (Unaudited)

Item 2.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations

Item 3.   Market Risk

Item 4.   Controls and Procedures

ITEM 1:  Financial Statements

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                       STATEMENTS OF FINANCIAL CONDITION
        September 30, 2004 (Unaudited) and December 31, 2003 (Audited)

                                ================


                                                                                    September 30,         December 31,
                                                                                        2004                  2003
                                                                                        ----                  ----
ASSETS
    Equity in broker trading accounts
       Cash                                                                         $  29,160,396         $  14,155,901
       United States government securities                                            119,734,126            56,225,381
       Unrealized gain on open futures contracts                                        6,940,896             6,241,625
                                                                                   --------------        --------------
              Deposits with brokers                                                   155,835,418            76,622,907
    Cash                                                                               56,943,429            11,197,196
    Unrealized gain on open forward currency contracts                                  2,170,849               797,823
    General Partner 1% allocation                                                         189,017                     0
                                                                                   --------------        --------------
              Total assets                                                           $215,138,713         $  88,617,926
                                                                                   ==============        ==============
LIABILITIES
    Accounts payable                                                              $       160,550      $         86,600
    Commissions and other trading fees
       on open contracts                                                                   74,710                30,210
    General Partner management fee                                                        658,248               129,471
    General Partner 1% allocation                                                               0                51,410
    Advisor management fees                                                               302,127                94,910
    Advisor incentive fees                                                                      0             1,678,712
    Selling agents fee                                                                    529,824                97,499
    Redemptions payable                                                                 1,877,805               186,717
    Subscriptions received in advance                                                   8,863,122             8,496,538
                                                                                   --------------        --------------
              Total liabilities                                                        12,466,386            10,852,067
                                                                                   --------------        --------------
PARTNERS' CAPITAL (Net Asset Value)
    Class A Interests - 50,922.3472 and 16,350.3885 units
       outstanding at September 30, 2004 and December 31, 2003                        159,440,406            55,901,105
    Class B Interests - 11,573.8649 and 5,435.3839 units
       outstanding at September 30, 2004 and December 31, 2003                         43,231,921            21,864,754
                                                                                   --------------        --------------
              Total partners' capital
                 (Net Asset Value)                                                    202,672,327            77,765,859
                                                                                   --------------        --------------
                                                                                     $215,138,713         $  88,617,926
                                                                                   ==============        ==============



                            See accompanying notes.

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                       CONDENSED SCHEDULE OF INVESTMENTS
                              September 30, 2004
                                  (Unaudited)
                               ----------------


UNITED STATES GOVERNMENT SECURITIES
-----------------------------------

                       Maturity                                                                                 % of Net
     Face Value          Date         Description                                                Value         Asset Value
     ----------          ----         -----------                                                -----         -----------
     $36,000,000       01/06/05       U.S. Treasury Bill                                    $ 35,848,680         17.69 %
      32,000,000       12/02/04       U.S. Treasury Bill                                      31,921,191         15.75 %
      27,000,000       11/04/04       U.S. Treasury Bill                                      26,968,380         13.31 %
      25,000,000       10/07/04       U.S. Treasury Bill                                      24,995,875         12.33 %
                                                                                            ------------        --------
                                      Total United States government securities
                                       (cost, including accrued interest, - $119,734,126)   $119,734,126         59.08%
                                                                                            ============        ========



LONG FUTURES CONTRACTS
----------------------
                                                                                                                % of Net
                                      Description                                                Value         Asset Value
                                      -----------                                                -----         -----------
                                      Agricultural                                           $     2,306          0.00 %
                                      Currency                                                   784,513          0.39 %
                                      Energy                                                   3,237,182          1.60 %
                                      Interest rate                                            1,625,287          0.80 %
                                      Metal                                                    3,350,685          1.65 %
                                      Stock index                                               (170,284)        (0.08)%
                                                                                            ------------        --------
                                      Total long futures contracts                         $   8,829,689          4.36 %
                                                                                            ============        ========
SHORT FUTURES CONTRACTS
-----------------------
                                                                                                                % of Net
                                      Description                                                Value         Asset Value
                                      -----------                                                -----         -----------
                                      Agricultural                                            $1,322,742          0.65 %
                                      Currency                                                  (714,250)        (0.35)%
                                      Energy                                                    (157,500)        (0.08)%
                                      Interest rate                                              (24,609)       ( 0.01)%
                                      Metal                                                   (2,346,975)        (1.16)%
                                      Stock Index                                                 31,799          0.02 %
                                                                                                  ------          ------
                                      Total short futures contracts                        $  (1,888,793)        (0.93)%
                                                                                            ------------        --------
                                      Total futures contracts                              $   6,940,896          3.43 %
                                                                                            ============        ========
FORWARD CURRENCY CONTRACTS
--------------------------
                                                                                                                % of Net
                                      Description                                                Value         Asset Value
                                      -----------                                                -----         -----------
                                      Long forward currency contracts                       $  6,488,391          3.20 %
                                      Short forward currency contracts                        (4,317,542)        (2.13)%
                                                                                            ------------        --------
                                      Total forward currency contracts                     $   2,170,849          1.07%
                                                                                            ============        ========



                            See accompanying notes.

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                       CONDENSED SCHEDULE OF INVESTMENTS
                               December 31, 2003
                                   (Audited)
                                --------------

UNITED STATES GOVERNMENT SECURITIES
-----------------------------------

                       Maturity                                                                                 % of Net
     Face Value          Date         Description                                                Value         Asset Value
     ----------          ----         -----------                                                -----         -----------
     $16,000,000       06/03/04       U.S. Treasury Bill                                     $15,931,137         20.49 %
      12,300,000       05/06/04       U.S. Treasury Bill                                      12,256,220         15.76 %
      10,000,000       02/19/04       U.S. Treasury Bill                                       9,985,990         12.84 %
       6,500,000       04/01/04       U.S. Treasury Bill                                       6,484,069          8.34 %
       5,000,000       03/11/04       U.S. Treasury Bill                                       4,990,348          6.42 %
                                      Other U.S. Treasury Bills                                6,577,617          8.45 %
                                                                                             -----------       ---------
                                      Total United States government securities
                                        (cost, including accrued interest, - $56,225,381)    $56,225,381         72.30 %
                                                                                             ===========        ========


LONG FUTURES CONTRACTS
----------------------
                                                                                                                % of Net
                                      Description                                                Value         Asset Value
                                      -----------                                                -----         -----------
                                      Agricultural                                         $     578,883          0.74 %
                                      Currency                                                 3,393,879          4.36 %
                                      Energy                                                     115,841          0.15 %
                                      Interest rate                                             (210,196)        (0.27)%
                                      Metal                                                    2,888,152          3.72 %
                                      Stock index                                                910,629          1.17 %
                                                                                             -----------       ---------
                                      Total long futures contracts                          $  7,677,188          9.87 %
                                                                                             ===========        ========
SHORT FUTURES CONTRACTS
-----------------------
                                                                                                                % of Net
                                      Description                                                Value         Asset Value
                                      -----------                                                -----         -----------
                                      Agricultural                                        $      (25,120)        (0.03)%
                                      Currency                                                (1,006,522)        (1.30)%
                                      Interest rate                                             (111,541)        (0.14)%
                                      Metal                                                     (292,380)        (0.38)%
                                                                                             -----------       ---------
                                      Total short futures contracts                         $ (1,435,563)        (1.85)%
                                                                                             -----------       ---------
                                      Total futures contracts                            $     6,241,625          8.02 %
                                                                                             ===========        ========
FORWARD CURRENCY CONTRACTS
--------------------------
                                                                                                                % of Net
                                      Description                                                Value         Asset Value
                                      -----------                                                -----         -----------
                                      Long forward currency contracts                      $     894,946          1.15 %
                                      Short forward currency contracts                           (97,123)        (0.12)%
                                                                                             -----------       ---------
                                      Total forward currency contracts                     $     797,823          1.03 %
                                                                                             ===========        ========




                            See accompanying notes.

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
    For the Three Months and Nine Months Ended September 30, 2004 and 2003
                                  (Unaudited)
                                ---------------

                                                            Three Months Ended                  Nine Months Ended
                                                               September 30,                      September 30,
                                                          2004             2003              2004             2003
                                                          ----             ----              ----             ----
TRADING GAINS (LOSSES)
    Gain (loss) from trading
       Realized                                       $(17,162,700)    $  (4,021,199)    $(10,754,329)     $   (848,962)
       Change in unrealized                             12,340,330         3,108,790        2,072,297         1,803,076
       Brokerage commissions                              (381,905)          (82,590)        (878,883)         (137,490)
                                                          ---------          --------        ---------         ---------

              Gain (loss) from trading                  (5,204,275)         (994,999)      (9,560,915)          816,624
                                                        -----------         ---------      -----------          -------

NET INVESTMENT (LOSS)
    Income                                                 544,350            89,915        1,120,020           183,570
                                                           -------            ------        ---------           -------
       Interest income

Expenses
       General Partner management fee                      962,898           176,774        2,192,955           325,427
       General Partner 1% allocation                       (73,122)          (13,328)        (189,017)           (2,659)
       Advisor management fees                             704,987           100,668        1,547,578           191,409
       Advisor incentive fees                                    0              (368)       4,283,412           423,117
       Selling agents fee                                  772,531           119,421        1,769,509           236,158
       Operating expenses                                  211,855            31,228          667,344            90,242
                                                           -------            ------          -------            ------

          Total expenses                                 2,579,149           414,395       10,271,781         1,263,694
                                                         ---------           -------       ----------         ---------

          Net investment (loss)                         (2,034,799)         (324,480)      (9,151,761)       (1,080,124)
                                                        -----------         ---------      -----------       -----------

              NET LOSS                               $  (7,239,074)     $ (1,319,479)   $ (18,712,676)        $(263,500)
                                                     ==============     =============   ==============        ==========




                                                Three Months Ended September 30,         Nine Months Ended September 30,
                                                     2004               2003                 2004               2003
                                                     ----               ----                 ----               ----
                                              Class A   Class B   Class A   Class B   Class A   Class B   Class A  Class B
                                              -------   -------   -------   -------   -------   -------   -------  -------

NET INCOME (LOSS) PER UNIT
  (based on weighted average number of
  units outstanding during the period)       $(120.97) $(129.05) $(117.04) $(137.08) $(437.27) $(449.41) $(137.65) $ 114.68
                                             ========= ========= ========= ========= ========= ========= ========= ========
INCREASE (DECREASE) IN NET

ASSET VALUE PER UNIT                         $(124.84) $(131.17) $(166.96) $(176.16) $(287.90) $(287.37)  $197.46  $ 280.22
                                             ========= ========= ========= ========= ========= =========  =======  ========



                            See accompanying notes.

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 2004 and 2003
                                  (Unaudited)
                               -----------------


                                                                                       2004                  2003
                                                                                       ----                  ----
Cash flows from (for) operating activities
    Net (loss)                                                                      $ (18,712,676)         $   (263,500)
    Adjustments to reconcile net (loss) to net
    cash (for) operating activities
       Net change in unrealized                                                        (2,072,297)           (1,803,076)
       (Increase) in General Partner 1% allocation
          receivable                                                                     (189,017)               (2,659)
    Increase (decrease) in accounts payable and
          accrued expenses                                                               (443,353)               176,600
    Net (purchases) of investments in United States
          government securities                                                       (63,508,745)          (27,467,127)
                                                                                  -----------------   ------------------
              Net cash (for) operating activities                                     (84,926,088)          (29,359,762)
                                                                                  -----------------   ------------------

Cash flows from (for) financing activities
    Addition of units                                                                 139,637,585            35,583,986
    Subscriptions received in advance                                                   8,809,962             9,637,448
    Redemption of units                                                                (2,770,731)             (520,561)
                                                                                   ----------------      ---------------
              Net cash from financing activities                                      145,676,816            44,700,873
                                                                                   --------------      ----------------
Net increase in cash                                                                   60,750,728            15,341,111
    Cash at beginning of period                                                        25,353,097             4,678,337
                                                                                   --------------       ---------------
    Cash at end of period                                                           $  86,103,825           $20,019,448
                                                                                    =============         =============
End of period cash consists of:
    Cash in broker trading accounts                                                 $  29,160,396          $  9,195,292
    Cash                                                                               56,943,429            10,824,156
                                                                                   --------------      ----------------
              Total end of period cash                                              $  86,103,825           $20,019,448
                                                                                    =============           ===========









                            See accompanying notes.

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
             For the Nine Months Ended September 30, 2004 and 2003
                                  (Unaudited)

                                            Class A Interests                 Class B Interests
                                            -----------------                 -----------------
                                          Units           Value             Units           Value             Total
                                          -----           -----             -----           -----             -----
Nine Months Ended September 30, 2004
------------------------------------

Balances at
    December 31, 2003                 16,350.3885     $ 55,901,105       5,435.3839      $21,864,754        $77,765,859
Net (loss) for the nine months
    ended September 30, 2004                           (14,805,112)                       (3,907,564)       (18,712,676)
Additions                             35,484.5426      121,459,644       6,523.3960       26,674,479        148,134,123
Redemptions                             (681.3045)      (2,298,416)       (565.8773)      (2,163,403)        (4,461,819)
Transfers                               (231.2794)        (816,815)        180.9623          763,655            (53,160)
                                       -----------        ---------        --------          -------            --------
Balances at
    September 30, 2004                50,922.3472    $ 159,440,406       11,573.8649     $43,231,921        $202,672,327
                                      ===========    =============      ============     ===========        ============



                                           Class A Interests                  Class B Interests
                                           -----------------                  ------------------
                                          Units           Value             Units           Value             Total
                                          -----           -----             -----           -----             -----
Nine Months Ended September 30, 2003
------------------------------------
Balances at
    December 31, 2002                  1,240.5575   $    3,680,442       1,832.4761      $ 6,277,366        $ 9,957,808
Net income (loss) for the nine months
    ended September 30, 2003                              (562,132)                          298,632           (263,500)
Additions                              8,063.1826       26,326,030       2,491.3984        9,461,928         35,787,958
Redemptions                              (82.8473)        (267,378)        (64.7064)        (254,183)          (521,561)
                                         ---------        ---------        ---------        ---------          ---------
Balances at
    September 30, 2003                 9,220.8928     $ 29,176,962       4,259.1681      $15,783,743        $44,960,705
                                      ============    ============      ===========      ===========        =============




                                                     Net Asset Value Per Unit
-------------------------------------------------------------------------------------------------------------------------

              September 30, 2004           December 31, 2003           September 30, 2003           December 31, 2002
              -----------------            -----------------           ------------------           -----------------
            Class A       Class B       Class A        Class B       Class A       Class B       Class A        Class B
            -------       -------       -------        -------       -------       -------       -------        -------
           $3,131.05     $3,735.30     $3,418.95      $4,022.67     $3,164.22     $3,705.83     $2,966.76      $3,425.61
           =========     =========     =========      =========     =========     =========     =========      =========


                            See accompanying notes.

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
             For the Nine Months Ended September 30 2004 and 2003
                                  (Unaudited)


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

          B.   Regulation

               The Partnership is a registrant with the Securities and Exchange Commission (SEC) pursuant to the Securities Exchange Act of 1934, as amended (the Act). As a registrant, the Partnership is subject to the regulations of the SEC and the informational requirements of the Act. As a commodity pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (U.S.) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges where the Partnership executes transactions. Additionally, the Partnership is subject to the requirements of Futures Commission Merchants (brokers) and interbank market makers through which the Partnership trades.

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

          G.   Classes of Interests

               The Partnership has two classes of limited partnership interests ("Interests"), Class A and Class B. The General Partner may offer additional classes at its discretion. Both Class A and Class B Interests are traded pursuant to identical trading programs and differ only in respect to the General Partner's management fee and selling agents fee. Class B Interests are issued only at the General Partner's discretion and are generally intended for investors who are participating in fee based investment advisory programs. All items of income or loss, except for the General Partner management fee and selling agents fee, are allocated pro rata between Class A and Class B Interests. The General Partner management fee and selling agents fee applicable to each class of Interest is then charged to each class. All items of income or loss allocated to each class of Interest is then allocated pro rata to each Limited Partner within each class.

          H.   Reclassification

               Certain amounts in the December 31, 2003 statement of financial condition were reclassified to conform with September 30, 2004 presentation.

Note 2.   GENERAL PARTNER

          The General Partner of the Partnership is Steben & Company, Inc., which conducts and manages the business of the Partnership. During the three months and nine months ended September 30, 2004 and 2003, the General Partner did not maintain a capital balance in the Partnership, however, the sole shareholder of the General Partner has an investment in Class B Interests of the Partnership.

          During the three months and nine months ended September 30, 2004 and 2003, the General Partner received the following compensation:

          o Class A Interests paid a monthly management fee equal to 1/12 of 2% (2% per annum) of the net asset value of the Class A Interests as of the last day of each month.

          o Class A Interests paid a monthly selling agents fee equal to 1/12 of 2% (2% per annum) of the net asset value of the Class A Interests as of the last day of each month. The General Partner, in turn, pays the selling agents fee to the respective selling agent. If the selling agents fee is not paid to the selling agent or if the General Partner was the selling agent, such portion of the selling agents fee is retained by the General Partner.

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


                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

Note 2.   GENERAL PARTNER (CONTINUED)
          ---------------------------

          o Commencing May 1, 2003, Class B Interests paid a monthly selling agents fee equal to 1/12 of .20% (.20% per annum) of the net asset value of the Class B Interests as of the last day of each month. The General Partner, in turn, pays the selling agents fee to the respective selling agent. If the selling agents fee is not paid to the selling agent or if the General Partner was the selling agent, such portion of the selling agents fee is retained by the General Partner.
          o Prior to May 1, 2003, Class B Interests paid a monthly management fee equal to 1/12 of 1.15% (1.15% per annum) of the net asset value of the Class B Interests as of the last day of each month.
          o Prior to May 1, 2003, Class B Interests paid a monthly selling agents fee equal to 1/12 of 1.00% (1.00% per annum) of the net asset value of the Class B Interests as of the last day of each month. The General Partner, in turn, pays the selling agents fee to the respective selling agent. If the selling agents fee is not paid to the selling agent or if the General Partner was the selling agent, such portion of the selling agents fee is retained by the General Partner.

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


Note 6.   SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
          --------------------------------------------

          Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. Units are sold at the net asset value per Class A or Class B unit as of the close of business on the last day of the month in which the subscription is accepted. Prior to May 1, 2003, investors who subscribed through a selling agent were subject to an up-front sales commission of up to 4% of the subscription amount. If the General Partner acted as the selling agent, the General Partner was entitled to the up-front sales commission, however, during the period January 1, 2003 through April 30, 2003, the General Partner elected not to charge such up-front sales commission to which it was entitled. Additions in the statement of changes in partners' capital (net asset value) are reflected net of such commissions to selling agents. Investors whose subscriptions are accepted are admitted as Limited Partners as of the beginning of the month following the month in which their subscriptions were accepted. At September 30, 2004 and December 31, 2003, the Partnership had received subscriptions of $8,863,122 and $8,496,538, respectively, which will be additions to the Partnership effective October 1, 2004 and January 1, 2004, respectively.

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

          The unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:



                                                     Futures Contracts               Forward Currency Contracts
                                                     (exchange traded)                  (non-exchange traded)


                                              September 30,      December 31,      September 30,      December 31,

                                                 2004              2003               2004               2003
                                                 ----              ----               ----               ----
                Gross unrealized gains      $   11,495,474     $   8,128,348       $  6,765,144     $    1,129,789
                Gross unrealized losses         (4,554,578)       (1,886,723)        (4,594,295)          (331,966)
                                            --------------    --------------       ------------    ---------------
                Net unrealized gain (loss)     $ 6,940,896     $   6,241,625       $  2,170,849     $      797,823
                                               ===========     =============       ============     ==============


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


Note 8.   INTERIM FINANCIAL STATEMENTS
          ----------------------------

          The statement of financial condition as of September 30, 2004, including the September 30, 2004 condensed schedule of investments, the statements of operations for the three months and nine months ended September 30, 2004 and 2003, and the statements of cash flows and changes in partners' capital (Net Asset Value) for the nine months ended September 30, 2004 and 2003 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2004, and the results of operations for the three months and nine months ended September 30, 2004 and 2003, and cash flows and changes in partners' capital (net asset value) for the nine months ended September 30, 2004 and 2003.

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

Note 9.   FINANCIAL HIGHLIGHTS
          --------------------

          The following information presents per unit operating performance data and other supplemental financial data for the three months and nine months ended September 30, 2004 and 2003. This information has been derived from information presented in the financial statements.


                                                                             Three months ended September 30,
                                                                              2004                      2003
                                                                          (Unaudited)               (Unaudited)
                                                                          -----------               -----------
                                                                       Class A     Class B      Class A      Class B
                                                                     Interests    Interests    Interests    Interests
                                                                     ---------    ---------    ---------    ---------

          Per Unit Performance
          (for a unit outstanding throughout the entire period)
          -----------------------------------------------------

          Net asset value per unit at beginning of period            $3,255.89    $3,866.47    $3,331.18     $3,881.99
                                                                     ---------    ---------    ---------     ---------
          Income from operations:
                (Loss) from trading (1)                                 (88.36)     (105.04)     (132.82)      (153.30)
                Net investment (loss) (1)                               (36.48)      (26.13)      (34.14)       (22.86)
                                                                     -------------   -------    ---------       -------
                    Total (loss) from operations                       (124.84)     (131.17)     (166.96)      (176.16)
                                                                       --------     --------     --------      --------
          Net asset value per unit at end of period                   $3,131.05    $3,735.30    $3,164.22     $3,705.83
                                                                      =========    =========    =========     =========
                    Total Return (3)                                    (3.83)%      (3.39)%      (5.01)%      (4.54)%
                                                                     ==========   ==========   ==========     ==========
          Supplemental Data

          Ratios to average net asset value:
                Expenses prior to advisor incentive fees (4)              5.68%        3.86%        5.25%         3.43%
                Advisor incentive fees (3)                                0.00%        0.00%        0.00%         0.00%
                                                                          -----        -----        -----         -----
                    Total expenses                                        5.68%        3.86%        5.25%         3.43%
                                                                      ========     ========     ========      ========
                Net investment (loss) (2),(4)                            (4.57)%      (2.75)%      (4.26)%       (2.44)%
                                                                     ==========   ==========   ==========    ==========

          Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.


          ---------
          (1) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. (Loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
          (2)  Excludes advisor incentive fees.
          (3)  Not annualized.
          (4)  Annualized.

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)


Note 9.   FINANCIAL HIGHLIGHTS (CONTINUED)
          --------------------------------


                                                                              Nine months ended September 30,
                                                                              2004                      2003
                                                                           (Unaudited)              (Unaudited)
                                                                      Class A     Class B      Class A      Class B
                                                                     Interests    Interests    Interests    Interests
                                                                     ---------    ---------    ---------    ---------
          Per Unit Performance
          (for a unit outstanding throughout the entire period)
          -----------------------------------------------------

          Net asset value per unit at beginning of period            $3,418.95    $4,022.67    $2,966.76     $3,425.61
                                                                     ---------    ---------    ---------     ---------
          Income from operations:
                Gain (loss) from trading(1)                             (71.68)      (76.79)      346.94        460.59
                Net investment (loss)(1)                               (216.22)     (210.58)     (149.48)      (180.37)
                                                                   ------------     --------     --------      --------
                    Total income (loss) from operations                (287.90)     (287.37)      197.46        280.22
                                                                       --------     --------      ------        ------
          Net asset value per unit at end of period                  $3,131.05    $3,735.30    $3,164.22     $3,705.83
                                                                     =========    =========    =========     =========
          Total Return(3)                                              (8.42)%     (7.14)%        6.66%        8.18%
                                                                    ==========    ========     ========      ==========

          Supplemental Data

          Ratios to average net asset value:
                Expenses prior to advisor incentive fees(4)               5.75 %       3.96 %       5.50 %        3.84 %
                Advisor incentive fees(3)                                 2.81 %       3.01 %       1.21 %        2.62 %
                                                                          ------       ------       ------        ------

                    Total expenses                                        8.56%        6.97%        6.71%         6.46%
                                                                      ========     ========     ========      ========

                Net investment (loss)(2),(4)                            (4.75)%      (2.96)%      (4.46)%       (2.79)%
                                                                     =========   ==========   ==========    ==========


          Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.


          ---------
          (1) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of units outstanding during the period. Gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.
          (2)  Excludes advisor incentive fees.
          (3)  Not annualized.
          (4)  Annualized.

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

The Fund currently trades in the U.S. and international futures and forward markets. Specifically, the Fund trades a portfolio focused on futures and forward contracts in currencies, interest rate instruments, energy, stock indices, agricultural products and metals.

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

As of September 30, 2004, the aggregate capitalization of the Fund was $202,672,327 of which $159,440,406 was in A units and $43,231,921 was in B units. A units and B units differ only with regard to lower General Partner and Selling Agent fees for the B units. The net asset value per unit of limited partnership interest ("Unit") for A units as of September 30, 2004 was $3,131.05 and for B units was $3,735.30.


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


Results of Operations

The total return for the nine months ended September 30, 2004 was -8.42% and -7.14% for A units and B units, respectively. The total return for the nine months ended September 30, 2003 was 6.66% and 8.18% for A units and B units, respectively.

January 2004
------------

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

February 2004
-------------
In February the Fund benefited from gains across all market sectors including interest rates, energy, energy, currencies, agricultural commodities, metals and equities. The Fund's strongest returns came from long positions on interest rate instruments as futures prices on several European and US medium term instruments trended higher in anticipation of possible rate cuts in the euro zone. In the energy sector, the Fund's long positions in crude oil continued to show profits. The Organization of Petroleum Exporting Countries
(OPEC) is maintaining tight production controls in spite of strong demand, which is pushing oil prices close to the highs observed just before the invasion of Iraq.

March 2004
----------
Fund performance was virtually unchanged for the month of March with losses from the energy and foreign currency markets edging out gains from metals, interest rate instruments and agricultural commodities. The strongest returns came from long positions in soybean futures as heavy demand from China continued to push prices higher. Metals were profitable due to a continuing upward trend in silver. The US dollar was mixed for the month with small gains against most of the major currencies but losing ground to the Japanese yen. The overseas bombing in Madrid along with lackluster US economic data, created additional volatility in the energy markets that led to modest losses in the Fund's long positions.

April 2004
----------
After showing positive returns for the first quarter, price trend reversals in the fixed income, metals and currency markets produced losses for the Fund. The energy market, which profited from long positions in both light crude and unleaded gas, was the only positive performing sector in the month. Medium and long-term interest rate instruments fell sharply after the release of U.S. non-farm payroll numbers which supported growing sentiment that the US economy was on a stronger footing. Reaction to the Federal Reserve's comments to Congress and growing anticipation that the Fed will raise short-term interest rates caused upward trends in metal prices to reverse. The U.S. dollar rallied against major currencies energized by stronger U.S. economic reports which created additional losses for the Fund.

May 2004
--------
During May, many of the world's financial markets traded in a tight range as market participants wrestled with the outlook for U.S. interest rates, inflation, corporate earnings and events in the Middle East. Profits were generated by the fund's long positions in the energy and agricultural sectors, especially in crude oil (which went to record highs), unleaded gas, heating oil and soybeans. However, late month production announcements by the Saudi government led to a brief reversal in oil futures prices and some pull back in our energy related profits. Consequently, our profits in energy were overshadowed by losses from foreign exchange positions, including the Australian dollar and British pound after a mid-month reversal in the US dollar.

June 2004
---------
June was a turbulent month for interest rate and energy markets. Prices for short-term interest rate instruments and petroleum products reversed sharply while long-term bonds and the US dollar continued to vacillate ahead of the FOMC's decisions on interest rates. Choppy market conditions and extended periods of price consolidation, such as those experienced over the past few months, typically result in losses for trend following systems and June was no exception. The largest realized losses for the fund were in light crude oil, the Australian dollar and unleaded gas. The largest profits were in cotton, the ten-year Japanese government bond and the Nikkei 225 Index.

July 2004
---------
In July interest rates, currencies and global equity indices continued to drift without significant trends this month leading to a loss in the Fund. Although upbeat comments from the Federal Reserve temporarily pushed interest rates and the U.S. dollar higher, the same markets reversed following a weaker than expected durable goods report.

Precious metals also experienced intra-month reversals. Energy and agricultural markets were profitable however, which partially offset the losses from the other sectors. Oil and gasoline prices continued to rise to historical highs on supply concerns from Russian based Yukos Oil. The Fund's short positions in cotton and corn contracts also produced profits.

August 2004
-----------
In August, several market sectors continued to drift without major trends. The U.S. dollar whipsawed in reaction to news events, including economic reports that failed to provide any clear direction for the U.S. economy. Oil prices declined sharply from all time highs late in the month resulting in losses from the Fund's long positions in crude oil. Profits from short positions in natural gas however helped to stem the loss in the energy sector. Sugar and cotton prices reversed this month resulting in losses from the agricultural sector. The Fund continued to profit from its long positions in interest rate instruments, partially offsetting the losses in the other sectors.

September 2004
--------------
The Fund finished virtually unchanged in September despite solid gains in the energy and agricultural commodity sectors. Prices across the energy sector trended higher as concerns about oil supply in the wake of hurricane Ivan and possible production disruptions in Russia, Nigeria and Iraq pushed crude oil prices to record highs. However, losses from interest rate instruments offset most of the energy profits after bond prices reversed in reaction to comments and actions by the Federal Reserve. Losses also came from equity indices on fears that higher fuel costs might begin to impact corporate earnings and hurt economic growth.



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


Trading Risk

     The following were the primary trading risk exposures of the Fund as of September 30, 2004, by market sector.

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

Non-Trading Risk Exposure

     The following were the only non-trading risk exposures of the Fund as of September 30, 2004.

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

                           PART II-OTHER INFORMATION

Item 1: Legal Proceedings.

     None

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Between July 1, 2004 and September 30, 2004, the Fund issued Units at monthly closings as set forth in the following chart. Each of the Units was privately offered and sold only to "accredited investors" as defined in Rule 501(a) under the Securities Act in reliance on the exemption from registration.

================================================================================
         Schedule on Number and Dollar Amount of Interests (Additions)
================================================================================
                         (Includes both A and B Units)
================================================================================

=============================    ==================   ==========================
                                   Dollar Amount                Number of
           Month                   of Interests            Additional Units
                                        Sold                     Sold
=============================    ==================   ==========================
  July 2004                         $22,488,435               6,553.7800
=============================    ==================   ==========================
  August 2004                       $12,418,363               3,806.8200
=============================    ==================   ==========================
  September 2004                    $13,530,883               4,243.8700
=============================    ==================   ==========================

Item 3: Defaults Upon Senior Securities

     Not applicable.

Item 4: Submissions of Matters to a vote of Security Holders.

     None

Item 5: Other Information

     None

Item 6: Exhibits.

   (a) Exhibits and Reports on Form 8-K

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

                                            Futures Portfolio Fund Limited
                                            Partnership (Registrant)

                                  By:       Steben & Company, Inc.
                                            General Partner


Date: November 15, 2004   By:         /s/Michael D. Bulley
                                     ---------------------
                                         Michael D. Bulley
                                         Chief Financial Officer


EXHIBIT INDEX

Exhibit Number        Description of Document                Page Number

31.01           Certification by Chief Executive Officer         E2
31.02           Certification by Chief Financial Officer         E4
32.01           Certification by Chief Executive Officer         E6
32.02           Certification by Chief Financial Officer         E7

                                 CERTIFICATION


I, Kenneth E. Steben, Chief Executive Officer of Steben & Company, Inc., the General Partner of The Futures Portfolio Fund, LP (the "Fund"), certify that:

     1.   I have reviewed this report on Form 10-Q of the Fund;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

            (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

            (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                                FUTURES PORTFOLIO FUND
                                                LIMITED PARTNERSHIP


                                                By:     Steben & Co., Inc.
                                                         General Partner

                                                By:     /s/ Kenneth E. Steben
                                                        ----------------------
                                                        Kenneth E. Steben
                                                        Chief Executive Officer
                                                        November 15, 2004

                                 CERTIFICATION


I, Michael D. Bulley, Chief Financial Officer of Steben & Company, Inc., the General Partner of The Futures Portfolio Fund, LP (the "Fund"), certify that:

     1.   I have reviewed this report on Form 10-Q of the Fund;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

            (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            (c) Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

            (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

                                                FUTURES PORTFOLIO FUND
                                                LIMITED PARTNERSHIP


                                                By:     Steben & Co., Inc.
                                                        General Partner

                                                By:     /s/ Michael D. Bulley
                                                        ---------------------
                                                        Michael D. Bulley
                                                        Chief Financial Officer
                                                        November 15, 2004

                   CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Kenneth E. Steben, the Chief Executive Officer of Steben & Company, Inc. as General Partner of Futures Portfolio Fund, LP, certify that:

     (i) the Form 10Q for the quarter ended September 30, 2004 of Futures Portfolio Fund, LP fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10Q for the quarter ended September 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of Futures Portfolio Fund, LP .


                                                FUTURES PORTFOLIO FUND
                                                LIMITED PARTNERSHIP


                                                By:     Steben & Co., Inc.
                                                        General Partner

                                                By:     /s/ Kenneth E. Steben
                                                        ---------------------
                                                        Kenneth E. Steben
                                                        Chief Executive Officer
                                                        November 15, 2004

                   CERTIFICATION BY CHIEF EXECUTIVE OFFICER

I, Michael D. Bulley, the Chief Financial Officer of Steben & Company, Inc. as General Partner of Futures Portfolio Fund, LP, certify that:

     (i) the Form 10Q for the quarter ended September 30, 2004 of Futures Portfolio Fund, LP fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and (ii) the information contained in the Form 10Q for the quarter ended September 30, 2004 fairly presents, in all material respects, the financial condition and results of operations of Futures Portfolio Fund, LP .



                                                FUTURES PORTFOLIO FUND
                                                LIMITED PARTNERSHIP


                                                By:     Steben & Co., Inc.
                                                        General Partner

                                                By:     /s/ Michael D. Bulley
                                                        ---------------------
                                                        Michael D. Bulley
                                                        Chief Financial Officer
                                                        November 15, 2004