Form 10-K
period 2004-12-31
FUTURES PORTFOLIO FUND LP
filed 2005-03-31
CIK 861441

==============================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                          --------------------------

                                   FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2004

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number:  000-50728


                  FUTURES PORTFOLIO FUND LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

          Maryland                                   52-1627106
    -----------------------                ------------------------------
    (State of Incorporation)             ( IRS Employer Identification No.)

                          c/o Steben & Company, Inc.
                         2099 Gaither Road, Suite 200
                           Rockville, Maryland 20850
                           -------------------------
               (Address of Principal Executive Office)(zip code)

                                 (240)631-9808
             Registrant's telephone number, including area code:

                          --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Y[ ] No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: the registrant is a limited partnership; as of December 31, 2004, 56,716.3746 Class A units and 14,666.9737 Class B units with an aggregate value of $ 194,513,666 and $ 60,287,591 respectively, were outstanding.

Securities to be registered pursuant to Section 12(b) of the Act: NONE Securities to be registered pursuant to Section 12(g) of the Act:
Limited Partnership Interests
-----------------------------


                      Documents Incorporated by Reference

Registrant's Financial Statements for the year ended December 31, 2004 with Report of Independent Registered Public Accounting Firm and the annual report to security holders for the fiscal year ended December 31, 2004, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.


==============================================================================

                               Table of Contents

                                    Part I
Item 1: Business..............................................................1

Item 2: Properties............................................................6

Item 3: Legal Proceedings.....................................................6

Item 4: Submission of Matters to a Vote of Security Holders  .................6

                                    Part II

Item 5: Markets for Registrant's Common Equity, Related Stockholder
        Matters and Issuer Purchases of Equity Securities ....................6

Item 6: Selected Financial Data...............................................7

Item 7: Management's Discussion and Analysis of Financial Condition
        and Results of Operations........... ................................12

Item 7A: Quantitative and Qualitative Disclosures About Market Risk..........21

Item 8: Financial Statements and Supplementary Data..........................26

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............ ................................26

Item 9A: Controls and Procedures.............................................27

Item 9B: Other Information...................................................27


                                   Part III

Item 10: Directors and Executive Officers of the Registrant .................27

Item 11: Executive Compensation..............................................30

Item 12: Security Ownership of Certain Beneficial Owners and Management .....30

Item 13: Certain Relationships and Related Transactions......................31

Item 14: Principal Accounting Fees and Services..............................32

                                    Part IV

Item 15: Exhibits, Financial Statement Schedules.............................32

     ITEM 1: Business

     (a) General development of business.

     Futures Portfolio Fund, Limited Partnership ("the Fund") is a Maryland limited partnership, formed on May 11, 1989, that utilizes professional trading advisors to engage in the trading of commodity futures contracts, other commodity interests, options, securities and forward contracts. The Fund began trading on January 2, 1990. The Fund is an actively managed account with speculative trading profits as its objective.

     Under its Limited Partnership Agreement ("Partnership Agreement"), the Fund has delegated the exclusive management of all aspects of the business and administration of the Fund to the Fund's general partner, Steben & Company, Inc. ("Steben & Company", or the "General Partner") a Maryland corporation organized in February 1989. Steben & Company is registered with the Commodity Futures Trading Commission ("CFTC") as a Commodity Pool Operator ("CPO") and an Introducing Broker and is a member of the National Futures Association ("NFA") in such capacities. Steben & Company is registered with the Securities and Exchange Commission ("SEC") as a broker dealer and is a member of the National Association of Securities Dealers ("NASD") in such capacity. Steben & Company is registered with the State of Maryland as a registered investment advisor. The Fund is not a registered investment company.

     The Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Partnership Agreement. The General Partner has no present intention of withdrawing and intends to continue the Fund business as long as it believes that it is in the best interest of the Partners to do so. In addition, certain events may occur which could result in early termination.

     The Fund's assets are allocated among accounts managed by professional commodity trading advisors (the "Trading Advisors"). While it is not currently the case, portions of the Fund's assets may be allocated to other investment funds or pools at the discretion of the General Partner in order to access the services of particular Trading Advisors. The General Partner is responsible for selecting and monitoring the Trading Advisors, and it may add new Trading Advisors in the future, terminate the current Trading Advisors, and will, in general, allocate and reallocate the Fund's assets among the Trading Advisors as it deems is in the best interests of the Fund.

     As of December 31, 2004, the aggregate capitalization of the Fund was $254,801,257. The net asset value per limited partnership interest ("Unit") of the Class A Units was $3,429.59, and the net asset value of the Class B Units was $4,110.43.

     (b) Financial information about segments.

     The Fund's business constitutes only one segment for financial reporting purposes, i.e., a speculative "commodity pool." The Fund does not engage in sales of goods or services.

     (c) Narrative description of business.

     General

     The purpose of the Fund is to engage in the speculative trading, buying, selling, or otherwise acquiring, holding or disposing of commodities, including futures contracts, option contracts, forward contracts and any other rights pertaining thereto for such other purposes as may be incidental or related thereto, and in the future may engage in trading of securities, swaps and options.

     The Fund trades speculatively in the U.S. and international futures and forward markets and may include options and securities in the future. Specifically, the Fund trades futures on interest rates, stock indices, energy products, currencies, metals and agricultural commodities. The Fund trades currency forwards and may trade forwards on other items in the future.

     General Partner

     The General Partner will manage all aspects of the Fund's business, including selecting the Fund's Trading Advisors; allocating the Fund's assets among them; possibly investing a portion of the Fund's assets in other investment pools; selecting the Fund's Futures Broker(s), accountants and attorneys; computing the Fund's Net Assets; reporting to Limited Partners; directing the investment of Fund excess margin monies in interest-bearing instruments and/or cash; and handling Partners' redemptions of their Units. The General Partner will maintain office facilities for and furnish administrative and clerical services to the Fund. The General Partner will be reimbursed for certain out of pocket expenses for the Fund, including clerical, accounting, legal, postage and shipping, offering costs, printing and other expenses of the Fund. There have been no material administrative, civil or criminal actions within the past five years against the general partner or its principals and no such actions currently are pending.

     The Fund trades in a fully diversified portfolio of futures markets, including energy products, agricultural products, precious and base metals, stock market indices, interest rates (short-term and long-term) and foreign currencies (majors, minors and cross rates). The Fund also trades currency forwards, and may in the future trade options, swaps, securities and forwards on markets other than currencies.

     The Fund trades on a variety of United States and foreign futures exchanges. Approximately 60% of the Fund's trading is currently in the form of exchange traded futures, and the balance is in off exchange currency forwards. 100% of the Fund's off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets, although other types of forward contracts may be traded in the future.

     As in the case of its market sector allocations, the Fund's commitments to different types of markets - U.S. and non-U.S., regulated and non-regulated
- differ substantially from time to time, as well as over time, and may change at any time if the Fund's Trading Advisors, with the approval of The General Partner determines such change to be in the best interests of the Fund.

     Trading Advisors and Allocations of the Fund

     As of December 31, 2004 the Trading Advisors of the Fund and the allocation of the Fund's assets are approximately reflected as follows:

   -------------------------------------------------- ---------------------------- -----------------------------
                                                              As a % of Total            As a % of Total Fund
                                                                Allocations                     Equity
   -------------------------------------------------- ---------------------------- -----------------------------
        Aspect Capital, Ltd.                                        20%                           26%
   -------------------------------------------------- ---------------------------- -----------------------------
        Campbell & Company, Inc.                                    30%                           39%
   -------------------------------------------------- ---------------------------- -----------------------------
        Sunrise Capital Partners, LLC                               25%                           33%
   -------------------------------------------------- ---------------------------- -----------------------------
        DKR Fusion Management Co., LP                               15%                           19%
   -------------------------------------------------- ---------------------------- -----------------------------
        Willowbridge Associates, Inc.                               10%                           13%
   -------------------------------------------------- ---------------------------- -----------------------------


     These allocations are subject to change at the General Partner's sole discretion.

     While past performance is not necessarily indicative of future results, the General Partner believes it is in the interests of the Fund to select those Trading Advisors who have demonstrated ability during their trading history. Consideration is given to the consistency of past returns. Also considered are each Trading Advisor's reputation, personnel, integrity and trading psychology, as well as its overall trading skill, money management, administrative support and the total amount of funds under management. Finally, the General Partner uses its discretion and judgment in applying each of the above factors in making a final determination to include a particular Trading Advisor in the Fund.

     Charges

     Each A Unit is subject to the same ongoing charges as all other A Units. Each B Unit is subject to the same ongoing charges as all other B Units.

     Total expenses charged (as described below) to the A units annually, other than the Trader's performance incentive fees, are estimated to equal less than 3.98% of the A unit's net assets annually, and for B units is estimated to equal less 4.02%. Total expenses, other than the Trader's performance incentive fees, as a percentage of the Fund's average month-end net assets for the years ended December 31, 2004, 2003 and 2002 were 5.9%, 5.6%, & 5.5% respectively.

     Description of Current Charges.
     -------------------------------

------------------------ ----------------- ---------------------------------------------------------------------------------
         Recipient          Nature of                                       Amount of Payment
                             Payment
------------------------ ----------------- ---------------------------------------------------------------------------------
Steben & Company, Inc.   Management Fee        A monthly  management  fee of .1625% per month (1.95%  annually) for Class A
                         (asset-based)     units & .1625% (1.95%  annually) for Class B units of Fund Net Assets at the end of each month. Steben & Company may pay a portion of its monthly management fee on an ongoing basis to selected agents who have sold the Units, in return for their provision of ongoing services to the Limited Partners.

                                               General Partner will receive an allocation pro rata from the other Partners of 1% of any increase (or decrease) in the Fund's Net Assets, without regard to additions and withdrawals.
------------------------ ----------------- ---------------------------------------------------------------------------------
Trading Advisors         Management Fees       The Trading Advisors will receive monthly management fees based upon the
                         (asset-based)     assets under their management as follows:

                                               o    Aspect:              .167% monthly (2% per year)
                                               o    Campbell:            .083% monthly (1% per year)
                                               o    Sunrise:             .083% monthly (1% per year)
                                               o    Willowbridge:        .083% monthly (1% per year)
                                               o    DKR:                   .5% quarterly (2% per year)

                                               The management fees are calculated at the end of each month.
------------------------ ----------------- -----------------------------------------------------------------------------------
Trading Advisors         Incentive Fees    The Trading Advisors receive incentive fees for any "Net New Trading Profits"
                                           generated on the portion of the Fund the respective Trading Advisor manages as follows:
                                               o    Aspect:                       20%
                                               o    Campbell:                     25%
                                               o    Sunrise:                      25%
                                               o    Willowbridge:                 25%
                                               o    DKR                           20%

                                           The incentive fees are calculated and payable quarterly.
------------------------ ----------------- -----------------------------------------------------------------------------------
Commodity brokerage      Clearing Brokers  The Fund will pay brokerage  commissions on U.S. futures  exchanges at the rate of
commissions and                            $4.40  to  $10.74  per  "round-turn"   futures  transaction  which  includes  NFA,
related fees                               execution,  clearing and exchange fees.  Brokerage  commissions will be higher for trades executed on some foreign exchanges. Steben & Company estimates that the round-turn equivalent rate charged to the Fund during each of the years ended 2004,
                                           2003 and 2002 was approximately $12.
------------------------ ----------------- -----------------------------------------------------------------------------------
Cargill Investor         Forward           A portion of the forward counterparty's  execution costs are included in the price
Services, Inc.           Counterparty      of each forward contract  purchased or sold, and,  accordingly,  such costs cannot
                         Execution         be determined but are charged.  Prime  brokerage  fees,  combined with the futures broker's  charges,  usually equal  approximately 1% of the Fund's net assets.  CIS
                                           Financial Services,  Inc., the Fund's primary forward  counterparty  charges a $20 per million service charge per round turn.
------------------------ ----------------- -----------------------------------------------------------------------------------

------------------------ ----------------- -----------------------------------------------------------------------------------
         Recipient          Nature of                                        Amount of Payment
                             Payment
------------------------ ----------------- -----------------------------------------------------------------------------------
Selling Agents           Selling Agent     A monthly  fee of .1667% (2% per year) for A units and .0167%  (0.2% per year) for
                         Fees              B units  will be  charged  to the  Fund  and paid to the  Selling  Agents.  To the extent the General Partner is responsible for the sale of Units, or in cases where the Selling Agent does not receive this fee, the General Partner will retain these monthly fees.
------------------------ ----------------- -----------------------------------------------------------------------------------
Steben & Company         Professional Fees The Fund will pay its accounting, audit, legal, administrative and offering expenses estimated at approximately 0.89% of the average month-end net asset value each year. However, if and to the extent these expenses (other than extraordinary costs, none of which are anticipated) exceed 1.00% of the Fund's average month-end net assets per calendar year, the General Partner will reimburse the Fund for such excess after the close of the applicable year. These expenses during the years ended 2004, 2003 and 2002 were .89%, 1.00%, and .58% of the Fund's average net assets, respectively.

                                           There may be extraordinary expenses (including any extraordinary legal and accounting fees) the Fund may have although none are anticipated.
------------------------ ----------------- -----------------------------------------------------------------------------------


     Regulation

     Under the Commodity Exchange Act, commodity exchanges and commodity futures trading are subject to regulation by the CFTC. The NFA, a registered futures association under the Commodity Exchange Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of "commodity trading advisors," "commodity pool operators," "futures commission merchants," "introducing brokers" and their respective "associated persons" and "floor brokers." The Commodity Exchange Act requires "commodity pool operators," and "commodity trading advisors" and futures brokers or "futures commission merchants" such as the Fund's futures broker to be registered and to comply with various reporting and recordkeeping requirements. Steben & Company and the Fund's futures broker are members of the NFA. The CFTC may suspend a commodity pool operator's or trading advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Commodity Exchange Act or rules and regulations promulgated there under. In the event the General Partner's registration as a commodity pool operator were terminated or suspended, the General Partner would be unable to continue to manage the business of the Fund. Should the General Partner's registration be suspended, termination of the Fund might result.

     In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Fund, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Fund also trades in dealer markets for forward contracts, which are not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Fund trades on foreign commodity exchanges, which are not subject to regulation by any United States government agency.

(i) through (xii) - not applicable.

     (xiii) The Fund has no employees.

(d) Financial Information about Geographic Areas

The Fund does not engage in material operations in foreign countries (although it does trade from the United States in foreign currency forward contracts and on foreign futures exchanges), nor is a material portion of its revenues derived from foreign customers.

ITEM 2: Properties

     The Fund does not use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts, cash, high grade short-term fixed income securities (one year or under) and U.S. Treasury Bills.

ITEM 3: Legal Proceedings

     Neither the Fund nor Steben & Company has ever been the subject of any material litigation, nor is the Fund aware of any pending legal proceedings to which any of its assets are subject.

     ITEM 4: Submission of Matters to a Vote of Security Holders

     None.

                                    PART II
                                    -------

     ITEM 5: Markets for Registrant's Common Equity, related Stockholder Matters and Issuer Purchases of Equity Securities.

     (a) Market information

     Neither A Units nor B Units of the Fund are publicly traded. Both A Units and B Units may be transferred or redeemed subject to the conditions imposed by the Partnership Agreement.

     (b) Holders

     As of December 31, 2004, there were 2,895 and 567 holders of A Units and B Units, respectively.

     (c) Dividends

     The General Partner has sole discretion in determining what distributions, if any, the Fund will make to its limited partners. The General Partner has not made any distributions as of the date hereof.

     (d) Securities Authorized for Issuance under Equity Compensation Plans

     None

     (e) Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

     A and B units are being offering on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. Sales of the A Units and B Units during the fourth quarter 2004 were as follows:

          UNITS                  OCTOBER        NOVEMBER        DECEMBER
         ------                  -------        --------        --------

         A UNITS
         Units sold           2,129.0598       2,554.2205     2,466.6893
         Net asset value      $6,666,192       $8,428,366     $8,509,258


         B UNITS
         Units sold             795.2113       1,332.3953     1,311.5940
         Net asset value      $2,970,356       $5,253,224     $5,414,432

     The proceeds of the offering are deposited in the Fund's bank and brokerage accounts for the purpose of engaging in trading activities in accordance with the Fund's trading policies and its trading advisors' respective trading strategies.

     ITEM 6: Selected Financial Data.

--------------------------------- ------------------ ----------------- ----------------- ---------------- -----------------

                                  For the Year       For the Year      For the Year      For the Year     For the Year
                                  Ended              Ended             Ended             Ended            Ended
                                  December 31, 2004  December 31,2003  December 31,2002  December 31,2001 December 31,2000
--------------------------------- ------------------ ----------------- ----------------- ---------------- -----------------
Income Statement Items:
--------------------------------- ------------------ ----------------- ----------------- ---------------- -----------------
Gain (loss) from Trading -
Realized and unrealized              $16,756,129            $9,008,846        $2,351,040          $818,056       $1,456,933
--------------------------------- ------------------ ----------------- ----------------- ---------------- -----------------
Brokerage Commissions                -$1,346,001             -$246,478          -$55,479          -$68,452         -$75,919
--------------------------------- ------------------ ----------------- ----------------- ---------------- -----------------
         Gain From Trading           $15,410,128            $8,762,368        $2,295,561          $749,604       $1,381,014
                                     -----------            ----------        ----------          --------       ----------
--------------------------------- ------------------ ----------------- ----------------- ---------------- -----------------
--------------------------------- ------------------ ----------------- ----------------- ---------------- -----------------
Interest income                      $1,863,091               $339,961          $132,088          $274,125         $322,028
--------------------------------- ------------------ ----------------- ----------------- ---------------- -----------------
--------------------------------- ------------------ ----------------- ----------------- ---------------- -----------------
Expenses:
--------------------------------- ------------------ ----------------- ----------------- ---------------- -----------------
General Partner management fee       $3,397,591               $655,881          $114,153           $93,518          $77,809
--------------------------------- ------------------ ----------------- ----------------- ---------------- -----------------
General Partner 1% allocation           $21,822                $51,412           $15,670            $3,913          $11,779
--------------------------------- ------------------ ----------------- ----------------- ---------------- -----------------
Trading Advisor management fees      $2,517,558               $384,029           $96,622           $86,190          $71,584
--------------------------------- ------------------ ----------------- ----------------- ---------------- -----------------
Advisor Incentive Fees               $4,956,093             $2,101,829          $494,896          $339,957         $274,252
--------------------------------- ------------------ ----------------- ----------------- ---------------- -----------------
Selling Agent fees                   $2,733,183               $480,685          $106,289           $86,713           72,202
--------------------------------- ------------------ ----------------- ----------------- ---------------- -----------------
Net Operating expenses               $1,486,548               $338,913           $48,693           $26,000          $29,269
--------------------------------- ------------------ ----------------- ----------------- ---------------- -----------------

--------------------------------- ------------------ ----------------- ----------------- ---------------- -----------------
Net Income (loss)                    $2,160,424             $5,089,580        $1,551,326          $387,438       $1,166,147
                                     ==========             ==========        ==========          ========       ==========
--------------------------------- ------------------ ----------------- ----------------- ---------------- -----------------
--------------------------------- ------------------ ----------------- ----------------- ---------------- -----------------
Balance Sheet Items:
--------------------------------- ------------------ ----------------- ----------------- ---------------- -----------------
--------------------------------- ------------------ ----------------- ----------------- ---------------- -----------------
--------------------------------- ------------------ ----------------- ----------------- ---------------- -----------------
Total assets                        $263,976,749           $88,617,926       $10,224,769        $6,776,473       $6,529,348
                                    ------------           -----------       -----------        ----------       ----------
--------------------------------- ------------------ ----------------- ----------------- ---------------- -----------------
Total Partners' capital             $254,801,257           $77,765,859        $9,957,808        $6,732,365       $6,208,741
                                    ------------           -----------        ----------        ----------       ----------
--------------------------------- ------------------ ----------------- ----------------- ---------------- -----------------

Class A Units:

---------------------------------- ---------------- ----------------- ----------------- ---------------- -----------------
Net asset value per Unit                 $3,429.59         $3,418.95         $2,966.76        $2,480.69         $2,367.45
---------------------------------- ---------------- ----------------- ----------------- ---------------- -----------------
Increase in net asset value per             $10.64           $452.19           $486.07          $113.24           $430.17
Unit
---------------------------------- ---------------- ----------------- ----------------- ---------------- -----------------

Class B Units:

--------------------------------- ----------------- ----------------- ----------------- ---------------- -----------------
Net asset value per Unit             $4,110.43             $4,022.67         $3,425.61        $2,811.36         $2,634.21
--------------------------------- ----------------- ----------------- ----------------- ---------------- -----------------
Increase in net asset value per        $87.76                $597.06           $614.25          $177.15           $517.98
Unit
--------------------------------- ----------------- ----------------- ----------------- ---------------- -----------------

Supplementary Financial Information


--------------------------------------------------------------------------------------
                    Futures Portfolio Fund (Class A Units)

NAV per Unit            2004          2003        2002          2001          2000
------------            ----          ----        ----          ----          ----

January              $3,486.39     $3,298.81    $2,462.33     $2,405.78     $1,977.10
February             $3,801.30     $3,566.57    $2,342.03     $2,439.88     $1,898.83
March                $3,800.61     $3,329.98    $2,370.39     $2,618.23     $1,869.43
April                $3,477.92     $3,370.95    $2,304.42     $2,386.05     $1,790.45
May                  $3,442.62     $3,493.74    $2,410.70     $2,510.40     $1,808.51
June                 $3,255.89     $3,331.19    $2,725.58     $2,429.67     $1,817.80
July                 $3,206.99     $3,143.56    $2,875.80     $2,383.35     $1,690.81
August               $3,129.38     $3,204.49    $2,930.74     $2,452.88     $1,956.22
September            $3,131.05     $3,164.24    $3,118.88     $2,618.48     $1,844.28
October              $3,299.78     $3,281.63    $2,938.30     $2,815.10     $1,863.89
November             $3,449.68     $3,238.83    $2,790.39     $2,408.71     $2,040.48
December             $3,429.59     $3,418.95    $2,966.76     $2,480.67     $2,367.45
--------------------------------------------------------------------------------------


--------------------------------------------------------------------------------------
                    Futures Portfolio Fund (Class B Units)

NAV per Unit            2004          2003        2002          2001          2000
------------            ----          ----        ----          ----          ----

January              $4,108.34     $3,814.99    $2,794.84     $2,680.95     $2,163.05
February             $4,486.70     $4,131.04    $2,662.37     $2,723.12     $2,080.57
March                $4,492.74     $3,862.80    $2,698.73     $2,926.66     $2,051.48
April                $4,117.57     $3,916.34    $2,627.63     $2,671.19     $1,967.79
May                  $4,081.99     $4,065.30    $2,753.03     $2,814.72     $1,990.69
June                 $3,866.47     $3,881.99    $3,117.42     $2,728.37     $2,003.98
July                 $3,814.21     $3,668.83    $3,294.31     $2,680.45     $1,866.79
August               $3,727.61     $3,747.25    $3,362.41     $2,762.89     $2,163.24
September            $3,735.31     $3,705.83    $3,583.76     $2,953.96     $2,042.53
October              $3,942.68     $3,849.25    $3,382.35     $3,180.68     $2,067.42
November             $4,128.13     $3,804.86    $3,216.98     $2,725.60     $2,266.86
December             $4,110.43     $4,022.67    $3,425.62     $2,811.36     $2,634.21
--------------------------------------------------------------------------------------

                 FUTURES PORTFOLIO FUND, L.P. (Class A Units)

--------------------------------------------------------------------------------------------
Rate of Return                   2004        2003         2002        2001         2000
--------------------------------------------------------------------------------------------
January                          1.97        11.19       (0.74)       1.62         2.06
February                         9.03        8.12        (4.89)       1.42        (3.96)
March                           (0.02)      (6.63)        1.21        7.31        (1.55)
April                           (8.49)       1.23        (2.78)      (8.87)       (4.22)
May                             (1.01)       3.64         4.61        5.21         1.01
June                            (5.42)      (4.65)       13.06       (3.22)        0.51
July                            (1.50)      (5.63)        5.51       (1.91)       (6.99)
August                          (2.42)       1.94         1.91        2.92        15.70
September                        0.05       (1.26)        6.42        6.75        (5.72)
October                          5.39        3.71        (5.79)       7.51         1.06
November                         4.54       (1.30)       (5.03)      (14.44)       9.47
December                        (0.58)       5.56         6.32        2.99        16.02
--------------------------------------------------------------------------------------------

Year                             0.31        15.24       19.59        4.77        22.20
--------------------------------------------------------------------------------------------


                 FUTURES PORTFOLIO FUND, L.P. (Class B Units)

--------------------------------------------------------------------------------------------
Rate of Return                   2004        2003         2002        2001         2000
--------------------------------------------------------------------------------------------
January                          2.13        11.37       (0.59)       1.77         2.21
February                         9.21        8.28        (4.74)       1.57        (3.81)
March                            0.13       (6.49)        1.37        7.47        (1.40)
April                           (8.35)       1.39        (2.63)      (8.73)       (4.08)
May                             (0.86)       3.80         4.77        5.37         1.16
June                            (5.28)      (4.51)       13.24       (3.07)        0.67
July                            (1.35)      (5.49)        5.67       (1.76)       (6.85)
August                          (2.27)       2.14         2.07        3.08        15.88
September                        0.21       (1.11)        6.58        6.92        (5.58)
October                          5.55        3.87        (5.62)       7.68         1.22
November                         4.70       (1.15)       (4.89)      (14.31)       9.65
December                        (0.43)       5.72         6.49        3.15        16.21
--------------------------------------------------------------------------------------------

Year                             2.18        17.43       21.86        6.72        24.48
--------------------------------------------------------------------------------------------

                            FUTURES PORTFOLIO FUND
                           Summarized Quarterly Data
              For the First and Second Quarters for 2003 and 2004

                                         March 31, 2004                June 30, 2004
                                      Class A       Class B       Class A        Class B
                                     Interests     Interests     Interests      Interests
                                     ---------     ---------     ---------      ---------
Gain (Loss) from trading            $12,568,710    $4,115,496   ($16,042,713)  ($4,998,133)

Net Income (Loss)                    $8,233,897    $2,815,324   ($17,297,041)  ($5,225,782)

Net Income (Loss) Per Unit
  (based on weighted average number of
  units outstanding during the period)  $390.97       $474.52       ($523.38)     ($611.15)

Increase (Decrease) in Net Asset
    Value Per Unit                      $381.66       $470.07       ($544.72)     ($626.27)

Net Asset Value Per Unit              $3,800.61     $4,492.74      $3,255.89     $3,866.47

Ending Net Asset Value              $84,794,173   $27,188,259   $127,937,152   $36,162,762



                                         March 31, 2003                June 30, 2003
                                      Class A       Class B        Class A       Class B
                                     Interests     Interests     Interests      Interests
                                     ---------     ---------     ---------      ---------

Gain (Loss) from trading               $535,087    $1,047,335       $105,231      $123,970

Net Income (Loss)                      $365,768      $781,031       ($92,043)       $1,223

Net Income (Loss) Per Unit
  (based on weighted average number of
  units outstanding during the period)  $216.60       $403.11        ($26.91)        $0.52

Increase (Decrease) in Net Asset
    Value Per Unit                      $363.22       $437.18          $1.20        $19.20

Net Asset Value Per Unit              $3,329.98     $3,862.79      $3,331.18     $3,881.99

Ending Net Asset Value               $7,069,608    $7,867,105    $13,032,960    $9,763,022

                            FUTURES PORTFOLIO FUND
                           Summarized Quarterly Data
              For the Third and Fourth Quarters for 2003 and 2004


                                       September 30, 2004            December 31, 2004
                                     Class A       Class B        Class A        Class B
                                    Interests     Interests      Interests      Interests
                                    ---------     ---------      ---------      ---------
Gain (Loss) from trading            ($4,010,406)  ($1,193,869)   $19,402,709    $5,568,334

Net Income (Loss)                   ($5,742,051)  ($1,497,023)   $16,039,164    $4,833,936

Net Income (Loss) Per Unit
  (based on weighted average number of
  units outstanding during the period) ($120.97)     ($129.05)       $291.86       $354.35

Increase (Decrease) in Net Asset
    Value Per Unit                     ($124.84)     ($131.17)       $298.54       $375.13

Net Asset Value Per Unit              $3,131.05     $3,735.30      $3,429.59     $4,110.43

Ending Net Asset Value             $159,440,406   $43,231,921   $194,513,666   $60,287,591



                                       September 30, 2003            December 31, 2003
                                     Class A       Class B        Class A        Class B
                                    Interests     Interests      Interests      Interests
                                    ---------     ---------      ---------      ---------
Gain (Loss) from trading              ($592,018)    ($402,981)    $5,669,998    $2,275,746

Net Income (Loss)                     ($835,857)    ($483,622)    $3,761,140    $1,591,940

Net Income (Loss) Per Unit
  (based on weighted average number of
  units outstanding during the period) ($117.04)     ($137.08)       $267.08       $316.42

Increase (Decrease) in Net Asset
    Value Per Unit                     ($166.96)     ($176.16)       $254.73       $316.84

Net Asset Value Per Unit              $3,164.22     $3,705.83      $3,418.95     $4,022.67

Ending Net Asset Value              $29,176,962   $15,783,743    $55,901,105   $21,864,754

     ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Introduction

     Gains or losses are realized when contracts are liquidated. Net unrealized gains or losses on open contracts (the difference between contract price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Relating to Certain Contracts". Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government and agency securities are stated at cost plus accrued interest, which approximates market value. For purposes of both financial reporting and calculation of redemption value, net asset value per unit is calculated by dividing the net asset value of Class A or Class B by the number of outstanding Class A or Class B units.

     Results of Operations

     The returns for A units for the years ended December 31, 2004, 2003 and 2002 were .31%, 15.24% and 19.59% respectively. The returns for B units for the years ended December 31, 2004, 2003 and 2002 were 2.18 %, 17.43 % and
21.86 %, respectively. Further analysis of the trading gains and losses is provided below.

     2004

     A Units of the Fund were up 1.97% for the month of January 2004 and B Units were up 2.13%. Fund performance in January was positive despite some late price reversals in the U.S. dollar and U.S. interest rate sensitive markets. The Federal Open Market Committee introduced some minor language changes to its policy statement, suggesting to some that the Federal Reserve might be setting the stage to increase short term rates. This caused the U.S. dollar to rise sharply against major foreign currencies and it caused prices on long term U.S. interest rate instruments to fall, reflecting a rise in long term interest rates. Overall, the Fund benefited from net profits in virtually all market sectors including foreign currencies, equities, agricultural, energy and metals. Only the Fund's long positions in interest rate sensitive instruments, including the 30 year Treasury bond and 10 year Treasury note, experienced a loss.

     A Units of the Fund were up 9.03% for the month of February 2004 and B Units were up 9.21%. The Fund benefited from gains across all market sectors in February including interest rates, energy, currencies, agricultural commodities, metals and equities. The Fund's strongest returns came from long positions on interest rate instruments as futures prices on several European and U.S. medium term instruments trended higher in anticipation of possible rate cuts in the euro zone. In the energy sector, the Fund's long positions in crude oil continued to profit. The Organization of Petroleum Exporting Countries (OPEC) maintained tight production controls in spite of strong demand, which pushed oil prices close to the highs observed before the invasion of Iraq.

     A Units of the Fund were down 0.02% for the month of March 2004 and B Units were up .13%. Fund performance was virtually flat for the month with losses from the energy and foreign currency markets edging out gains from metals, interest rate instruments and agricultural commodities. The strongest returns came from long positions in soybean futures as heavy demand from China continued to push prices higher. Metals were profitable due to a continuing upward trend in silver. The U.S. dollar was mixed for the month with small gains against most of the major currencies but losing ground to the Japanese yen. An overseas bombing in Madrid along with lackluster U.S. economic data, created additional volatility in the energy markets that led to modest losses in the Fund's long positions.

     A Units of the Fund were down 8.49% for the month of April 2004 and B Units were down 8.35%. After showing positive returns for the first quarter, price trend reversals in the fixed income, metals and currency markets produced losses for the Fund during the month. The energy market, which profited from long positions in both light crude and unleaded gas, was the only positive performing sector in April. Medium and long-term interest rate instruments fell sharply after the release of U.S. non-farm payroll numbers which supported growing sentiment that the U.S. economy was on a stronger footing. Reaction to the Federal Reserve's comments to Congress and growing anticipation that the Fed will raise short-term interest rates, caused upward trends in metal prices to reverse. The U.S. dollar rallied against major currencies energized by stronger U.S. economic reports which created additional losses for the Fund.

     A Units of the Fund were down 1.01% for the month of May 2004 and B Units were down 0.86%. During May, many of the world's financial markets traded in a tight range as market participants wrestled with the outlook for U.S. interest rates, inflation, corporate earnings and events in the Middle East. Profits were generated by the fund's long positions in the energy and agricultural sectors, especially in crude oil (which went to record highs), unleaded gas, heating oil and soybeans. However, late month production announcements by the Saudi government led to a brief reversal in oil futures prices and some pull back in our energy related profits. A mid-month reversal in the direction of the U.S. dollar resulted in our profits in energy being overshadowed by losses from foreign exchange positions, including the Australian dollar and British pound.

     A Units of the Fund were down 5.42% for the month of June 2004 and B Units were down 5.28%. June was a turbulent month for interest rate and energy markets. Prices for short-term interest-rate instruments and petroleum products reversed sharply this month while long-term bonds and the U.S. dollar continued to vacillate ahead of the FOMC's decision on interest rates. Choppy market conditions and extended periods of price consolidation, such as those experienced over the past few months, typically result in losses for trend following systems and June was no exception. The largest realized losses for the fund were in light crude oil, the Australian dollar and unleaded gas. The largest profits were in cotton, the ten-year Japanese government bond and the Nikkei 225 Index.

     A Units of the Fund were down 1.50% for the month of July 2004 and B Units were down 1.35%. Interest rates, currencies and global equity indices drifted without significant trends in July leading to a loss in the Fund for the month. Although upbeat comments from the Federal Reserve temporarily pushed interest rates and the U.S. dollar higher, the same markets reversed following a weaker than expected durable goods report. Precious metals also experienced intra-month reversals. Energy and agricultural markets were profitable however, which partially offset the losses from the other sectors. Oil and gasoline prices continued to rise to historical highs on supply concerns from Russian based Yukos Oil. The Fund's short positions in cotton and corn contracts also produced profits.

     A Units of the Fund were down 2.42% for the month of August 2004 and B Units were down 2.27% for the month. In August, several market sectors continued to drift without major trends. The U.S. dollar whipsawed in reaction to news events, including economic reports that failed to provide any clear direction for the U.S. economy. Oil prices declined sharply from all time highs late in the month resulting in losses from the Fund's long positions in crude oil. Profits from short positions in natural gas however helped to stem the loss in the energy sector. Sugar and cotton prices reversed this month resulting in losses from the agricultural sector. The Fund continued to profit from its long positions in interest rate instruments, partially offsetting the losses in the other sectors.

     A Units of the Fund were up 0.05% for the month of September 2004 and B Units were up 0.21% for the month. The Fund finished virtually unchanged for the month despite solid gains in the energy and agricultural commodity sectors. Prices across the energy sector trended higher as concerns about oil supply in the wake of hurricane Ivan and possible production disruptions in Russia, Nigeria and Iraq pushed crude oil prices to record highs. However, losses from interest rate instruments offset most of the energy profits after bond prices reversed in reaction to comments and actions by the Federal Reserve. Losses also came from equity indices on fears that higher fuel costs might begin to impact corporate earnings and hurt economic growth.

     A Units of the Fund were up 5.39% for the month of October 2004 and B Units were up 5.55%. The Fund profited from solid trends across multiple market sectors including energy, foreign currency and fixed income. Worries over world oil supplies pushed energy prices higher including crude oil, which posted another record high. Rising energy prices and a report on the growing U.S. trade deficit indicated to the financial markets a possible slowdown in the U.S. economy. As a result bond prices moved higher and the U.S. dollar declined which benefited the Fund's positions in those sectors. The Fund experienced some losses in metals as copper and nickel prices reversed their strong upward trend in reaction to speculation that China's economy was cooling and that Chinese imports were declining.

     A Units of the Fund were up 4.54% for the month of November 2004 and B Units were up 4.70%. In November the Fund profited from trends in most market sectors including foreign exchange, metals, interest rate instruments and equity indices. Long positions in foreign exchange contracts generated the Fund's strongest gains as the U.S. dollar continued to decline against most major foreign currencies. The weakness in the dollar also led to higher prices in precious metals which benefited the Fund's long positions in gold and silver. Long positions in long term interest rate instruments including the Euro Bund and British Long Gilt were also profitable. The Fund's losing positions included natural gas and heating oil.

     A Units of the Fund were down 0.58% for the month of December 2004, ending the year up 0.31%. B Units were down 0.43% for the month and up 2.18% for the year. Performance was mixed in December with losses from the metals, energy and currency sectors edging out profits from equity, interest rate and agricultural market contracts. Global stock indices and bond markets finished the month higher, generating profits for the Fund's long positions in those markets. The Fund lost ground on its long positions in precious metals after gold and silver contracts fell sharply in response to a rebound in the U.S. dollar. In addition, the energy sector went through volatile periods after the release of several inventory announcements, which led to significant whipsawing in those markets. For the year the Fund's strong fourth quarter performance offset the mid-year drawdown leaving the Fund positive for 2004.


     2003

     A Units of the Fund were up 11.19% for the month of January 2003 and B Units were up 11.37%. The trends that created opportunity for the Fund in 2002 continued into January 2003. Profits were earned in every sector other than stock indices. However, the environment was one where the prospect of war with Iraq significantly affected the Fund's whole portfolio.

     A Units of the Fund were up 8.12% for the month of February 2003 and B Units were up 8.28%. The Fund was positive again in February with metals being the only negative sector. Strong momentum in energy, fixed income, currencies and stock indices continued, largely as a result of the troubled global geopolitical outlook.

     A Units of the Fund were down 6.63% for the month of March 2003 but up 12.25% for the quarter. B Units were down 6.49% for the month but up 12.77% for the quarter. A market reversal occurred in March. Initially energy, precious metals and fixed income markets all sold off sharply, while equities and the U.S. dollar rallied. Several days into this correction, these markets all sold off suddenly, as anticipation of a quick resolution in Iraq subsided. Although the Fund sustained losses, they were relatively modest, giving the Fund a positive first quarter.

     A Units of the Fund were up 1.23% for the month of April 2003 and B Units were up 1.39%. In April many markets had calmed significantly at this time, but uncertainty was still prevalent in global markets due to the many unresolved geopolitical issues. A strong performance in the currencies sector was partially offset by negative performances in the metals, stock index and agricultural sectors.

     A Units of the Fund were up 3.64% for the month of May 2003 and B Units were up 3.80%. In May, the uncertainty that remained in April dominated the markets the Fund trades and led to another positive month. While corporate earnings looked stronger, unemployment, overcapacity and the ongoing threat of terrorism still loomed large over the global financial markets. The U.S. dollar weakened further against the other major currencies despite the concern expressed by the United States' trade partners over the impact this would have on global trade. Interest rates were the best performing sector for the Fund particularly at the long end of the yield curve, where higher prices reflected lower rates. Currency cross rates were also positive, while losses in the energy, stock index, agricultural and currency sectors offset some of those gains.

     A Units of the Fund were down 4.65% for the month of June 2003 but relatively flat at +.04% for the quarter. B Units were down 4.51% for the month but up .50% for the second quarter. With a negative result for June, the Fund finished the first half of 2003 with solid returns. Profits for the month were earned in the currency sector while long-term interest rates lost value as yield curves steepened, particularly the Japanese government bond. Short-term interest rates and stock index sectors contributed modest gains for the month, while the energy, metals, agricultural and currency cross-rates contributed small losses.

     A Units of the Fund were down 5.63% for the month of July 2003 and B Units were down 5.49%. July performance was down as the largest positions suffered significant reversals. Currencies and cross rates were the poorest performers as the U.S. dollar rallied strongly. The surprisingly sharp sell-off in long term bonds also resulted in losses, but short term interest rates were only slightly negative. Equity indices produced the best sector performance in July, reflecting growing investor confidence in the economic recovery and the potential for improved growth. Despite July's reversal, returns remain positive for the year, and have kept pace with the major equity indices other than the NASDAQ.

     A Units of the Fund were up 1.94% for the month of August 2003 and B Units were up 2.14% for the month. Performance rebounded in August despite a tumultuous market environment. Trading volumes are typically thin in August because of summer vacations in Europe and North America. This loss of liquidity tends to exaggerate price action and volatility, and often provides good trading opportunities. Stock indices were the best performer of the month as the equity markets posted their sixth straight month of gains. Much of this can be attributed to improving consumer confidence and higher disposable income arising from the federal tax cuts. Sharply increased defense spending is also stimulating economic growth. The energy sector contributed solid positive returns as crude oil remained above the thirty dollar level on continuing supply concerns. Industrial and precious metals trading results were relatively flat.

     A Units of the Fund were down 1.26% for the month of September 2003 and down 5.01% for the quarter. B Units were down 1.11% for the month and 4.54% for the third quarter. The currency sector was the star performer again in September, as short dollar positions benefited from continued weakness in the U.S. dollar. After showing positive returns for most of the month, sudden reversals in the fixed income, equity and energy markets put the Fund into negative territory late in the month. The energy sector rallied sharply as OPEC surprised the markets with unexpected production cuts. Equity indices were lower following poor consumer confidence numbers. The safe haven of government bonds lured investors away from equities and back into the treasury sector, resulting in a fall in the higher yields seen in August.

     A Units of the Fund were up 3.71% for the month of October 2003 and B Units were up 3.87%. The continued but orderly decline of the U.S. dollar against the other major currencies provided good trending opportunities during October, but an unexpectedly sharp decline in the Yen at the end of the month took some of the shine off what could have been a really strong month. On the negative side, currency cross rates, interest rates and energies all resulted in losses. The energy markets were particularly volatile, with natural gas prices whipsawing on shifting weather predictions, while crude oil declined sharply from the high end of its recent trading range. A surprise in third quarter GDP lent strong upward momentum to U.S. equities, while an improvement in M&A and IPO activity provided additional positive news for potential recovery. On the negative side, consumer spending opinions remain mixed, while concerns persist about a weak labor market ahead of the U.S. employment numbers in November.

     A Units of the Fund were down 1.30% for the month of November 2003 and B Units were down 1.15%. Although there were good profits in November with currencies and stock indices they were offset by losses in energy and interest rates. As global equity prices continued to strengthen, the U.S. dollar weakened, reaching 10 and 5 year lows against the Canadian dollar and Sterling respectively, while the Euro made an all time high late in the month. There is growing concern over Japan and China's stubborn resistance to market pressures that want their currencies to strengthen, while in the U.S., the combination of a potentially strong recovery and continuing low short-term interest rates are raising inflationary concerns. Despite recent strength in U.S. equity prices, this could ultimately discourage the buying of U.S. equities, particularly from the Euro-zone.

     A Units of the Fund were up 5.56% for the month of December, 8.05% for the quarter and 15.24% for 2003. B Units were up 5.72% for the month, 8.55% for the fourth quarter and 17.43% for 2003. There was a strong finish to an interesting year in which the simultaneous fall in the U.S. dollar and the rise in U.S. equity prices surprised many traders and analysts. A substantial portion of the Fund's first quarter gains were generated from the market response to concerns about the impending war with Iraq, but an initial calming in the second quarter ended with one of the most dramatic drops in the prices of U.S. Treasuries in 20 years, wiping out almost all of our gains in the interest rates sector. In the second half of 2003, profits were derived primarily from short positions in the U.S. dollar and long positions in global equity indices. These positions were also responsible for most of the gains for the full year.

     2002
     ----

     First Quarter 2002:

     A Units of the Fund were down 4.45% for the first quarter of 2002 and B units were down 4.00%. During January, the Enron and Global Crossing bankruptcies took a toll on the U.S. equities markets that were already under pressure and resulted in a stumbling start to the New Year, as layoffs, earnings restatements and revenue declines continued to dominate the business news. The Fund posted a small loss for January, largely as a result of volatility in the global currency markets. Energy and short stock index positions contributed small gains. The high market volatility in January continued into February. Sentiment reversed abruptly on positive economic news on home sales, manufacturing and consumer spending. The Fund's performance was negative in February with losses in energy, stock indices and long-term interest rates only partially offset by gains in short-term interest rates. March was a mixed month in which positive performance in the energy and interest rate sectors just offset losses in stock indices and currencies. The Japanese Yen produced the largest loss when it rallied in reaction to Bank of Japan intervention in preparation for their March 31st fiscal year-end as the Fund was maintaining a short position. Energy was the strongest performing sector profiting from long positions in crude oil and unleaded gas. The loss in the stock indices sector came from short positions in the Nikkei and Hang Seng indices as Asian equities rallied.

     Second Quarter 2002:

     A Units of the Fund were up 14.98% for the second quarter of 2002 and B Units were up 15.52%. April was a difficult trading month for the Fund. The fixed income sector was adversely affected as hopes of imminent economic recovery sputtered causing the majority of the trading losses for the month. Broad-based selling of the three leading U.S. equity indices put them at their lowest levels since October 2001 and contributed to the Fund's losses for the month. The month of May finally provided some trending opportunities that the Fund was able to profit from. The currencies and interest rates sectors provided the gains for the month, but these were offset by losses in the energy and stock indices sectors. While the equities markets remained nervous, many alternative investment strategies, including managed futures, were able to provide positive returns. Strong performance in the month of June contributed to a positive second quarter and more than made up for losses during the beginning of the year. Many major U.S. equity indices declined further as domestic and international investor confidence was battered by reports of corporate leadership scandals. The U.S. Dollar lost ground against many major trading partners, while interest rate futures rose and stock indices declined. These three sectors contributed significantly to the profits in June, while small losses were recorded in the metals and energy sectors.

     Third Quarter 2002:

     A Units of the Fund were up 14.43% for the third quarter of 2002 and B Units were up 14.95%. The Fund's positive performance continued in July. Positive performance was mainly attributable to profits in short stock indices and long interest rate positions. These gains were reduced by small negative performances in metals, currencies and cross rates as the dollar strengthened against other major currencies, again rising above parity with the Euro. In August, the Fund recorded another month of positive performance with profits in the interest rates, currencies, stock indices and energy sectors. Global markets continued to respond to weak U.S. economic data and concerns over geopolitical developments. September was the fifth consecutive month of positive returns for the Fund. Profits were earned in the stock indices, interest rates and energy sectors offset by losses in the currencies sector. Further reports of corporate governance and accounting failures, the possibility of a war in the Middle East, rising jobless claims, disappointing earnings and an uncertain retail outlook were compounded by high energy prices and systemic instability in Japan and Brazil. In this time of global economic weakness and uncertainty, the Fund's ability to trade both the long and short side of a diverse portfolio of international markets proved to be a beneficial tool.

     Fourth Quarter 2002:

     A Units of the Fund were down 4.87% for the fourth quarter of 2002 and B Units were down 4.41%. For the year, A units were up 19.59% and B units were up 21.86%. Many of the trends that had been profitable for the Fund over the preceding five months reversed during October, resulting in losses in interest rates, equity indices and precious metals. The U.S. Dollar weakened on unfavorable Gross Domestic Product news and caused losses in the currencies sector. U.S. equities surprised the market by turning in their second best month since 1997. As the United Nations discussed the possible conflict in Iraq, energy prices sold off sharply making this the Fund's worst performing sector in October. In October and November, U.S. equity prices rose at a faster pace than any time since 1997. Over this same period, the Fund was defensively positioned against a reversal of the major trends that were profitable this year, leaving year-to-date gains in the double digits. Performance for November was negative, with gains in currencies offset by losses in interest rates, stock indices and energy. The Fund recorded a strong positive performance for December and for the year. Profits were generated in interest rates, currencies and equities, while losses occurred in energy, industrial metals and agricultural sectors.

     Critical Accounting Policies

     The Fund's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by management. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 -"Offsetting of Amounts Related to Certain Contracts." The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government and agency securities are stated at cost plus accrued interest, which approximates market value.

     For purposes of both financial reporting and calculation of redemption value, the Net Asset Value per Class A or Class B Unit is calculated by dividing the Net Asset Value of A Units by the number of A Units outstanding, and by dividing the Net Asset Value of B Units by the number of B Units outstanding.

     Off-Balance Sheet Risk

     The term "off-balance sheet risk" refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the commodity trading advisors were unable to offset futures interest positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss. Steben & Company, the General Partner, minimizes market risk through diversification of the portfolio allocations to multiple trading advisors, and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

     In addition to market risk, in entering into futures and forward contracts there is a credit risk that counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

     In the case of forward contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty credit risk. Steben & Company utilizes only those counterparties that it believes to be creditworthy for the Fund. All positions of the Fund are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

     Contractual Obligations

     The Fund does not have any contractual obligations of the type contemplated by Regulation S-K 303(a)(5). The Fund's sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell).

     Liquidity

     Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as "daily price fluctuation limits" or "daily limits." During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund's futures trading operations, the Fund's assets are expected to be highly liquid. Redemptions may be made by a Limited Partner as of the last trading day of any month at the Net Asset Value of the redeemed Units (or portion thereof) on that date, on 15 days prior written notice to the General Partner. Partial redemptions must be for at least $1,000, unless such requirement is waived by the General Partner. In addition, the Limited Partner, if making a partial redemption, must maintain at least $10,000 or his original investment amount, whichever is less, in the Fund unless such requirement is waived by the General Partner.

     Capital Resources

     The Fund intends to raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the Fund's business, the Fund does not contemplate making capital expenditures.


     ITEM 7A: Quantitative and Qualitative Disclosures About Market Risk.

     Introduction

     Past Results Not Indicative of Future Performance

     The Fund is a speculative commodity pool. The market sensitive instruments held by it are acquired for speculative trading purposes, and all or a substantial amount of the Fund's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund's main line of business.

     Market movements result in frequent changes in the fair market value of the Fund's open positions and, consequently, in its earnings and cash flow. The Fund's market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Fund's open positions and the liquidity of the markets in which it trades.

     The Fund rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund's past performance is not indicative of its future results.

     Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund's speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund's experience to date (i.e., "risk of ruin"). Risk of ruin is defined to be no more than a 5% chance of losing 20% or more on a monthly basis. In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund's losses in any market sector will be limited to Value at Risk or by the Fund's attempts to manage its market risk.

     Standard of Materiality

Materiality as used in this section, "Quantitative and Qualitative Disclosures About Market Risk," is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Fund's market sensitive instruments.

     Quantifying the Fund's Trading Value at Risk

     Quantitative Forward-Looking Statements

     The following quantitative disclosures regarding the Fund's market risk exposures contain "forward-looking statements" within the meaning of the safe harbor from civil liability provided for such statements by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of
1934). All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact (such as the dollar amount of maintenance margin required for market risk sensitive instruments held at the end of the reporting period).

     The Fund's risk exposure in the various market sectors traded by the Fund's Trading Advisors is quantified below in terms of Value at Risk. Due to mark-to-market accounting, any loss in the fair value of the Fund's open positions is directly reflected in the Fund's earnings (realized or unrealized).

     Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk. Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day interval. The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation. Maintenance margin has been used rather than the more generally available initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

     In the case of market sensitive instruments which are not exchange-traded (which includes currencies and some energy products and metals in the case of the Fund), the margin requirements for the equivalent futures positions have been used as Value at Risk. In those cases in which a futures-equivalent margin is not available, dealers' margins have been used.

     In the case of contracts denominated in foreign currencies, the Value at Risk figures include foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Fund in expressing Value at Risk in a functional currency other than dollars.

     In quantifying the Fund's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed. Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category's aggregate Value at Risk. The diversification effects resulting from the fact that the Fund's positions are rarely, if ever, 100% positively correlated have not been reflected.

     Value at Risk as calculated herein may not be comparable to similarly titled measures used by others.

     The Fund's Trading Value at Risk in Different Market Sectors

     The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of December 31, 2004. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of December 31, 2004, the Fund's total capitalization was approximately $254,801,257 million.


FISCAL YEAR 2004

                                                               % of Total
             Market Sector           Value at Risk           Capitalization
   Energy                         $          2,416,823              0.95%
   Stock Indices                  $          8,934,326              3.51%
   Agricultural Commodities       $          1,649,816              0.65%
   Metals                         $          3,212,429              1.26%
   Currencies                     $          7,142,411              2.80%
   Interest Rates                 $          8,026,394              3.15%
                                 ----------------------             -----
   Total                          $         31,382,199             12.32%



     Of the .31% return for the year ended December 31, 2004 for A Units, approximately 8.29% was due to trading gains (after commissions) and approximately 1.07% was due to interest income, offset by approximately 9.05% in performance fees, management fees, selling agent fees and operating costs borne by the Fund. Of the 2.18% return for the year ended December 31, 2004 for B Units, approximately 8.6% was due to trading gains (after commissions) and approximately 1.08% was due to interest income, offset by approximately 7.5% in performance fees, management fees, selling agent fees and operating costs borne by the Fund.



    Material Limitations on Value at Risk as an Assessment of Market Risk.

     The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund. The magnitude of the Fund's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions - unusual, but historically recurring from time to time - could cause the Fund to incur severe losses over a short period of time. The foregoing Value at Risk tables - as well as the past performance of the Fund - gives no indication of this "risk of ruin."

     Non-Trading Risk

     The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial.

The Fund also has non-trading market risk as a result of investing a substantial portion of its available assets in U.S. Treasury Bills, U.S. Agencies and high grade commercial paper. The market risk represented by these investments is immaterial.

     Qualitative Disclosures Regarding Primary Trading Risk Exposures.

     The following qualitative disclosures regarding the Fund's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures - constitute forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund's primary market risk exposures as well as the strategies used and to be used by the Fund's Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Fund.

     The following were the primary trading risk exposures of the Fund as of December 31, 2004, by market sector.

     Currencies

     Exchange rate risk is the principal market exposure of the Fund. The Fund's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Fund trades in a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. Dollar. The General Partner does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future.

     Interest Rates

     Interest rate risk is a significant market exposure of the Fund. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund's profitability. The Fund's primary interest rate exposure is to interest rate fluctuations in the United States and the other G-7 countries. The General Partner anticipates that G-7 interest rates will remain the primary market exposure of the Fund for the foreseeable future.

     Stock Indices

     The Fund's primary equity exposure is to equity price risk in many countries other than the U.S. The stock index futures traded by the Fund are limited to futures on broadly based indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous small losses.)

     Energy

     The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. As of December 31, 2004, crude oil, heating oil and unleaded gas are the dominant energy market exposures of the Fund. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

     Metals

     The Fund's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc.

     Agricultural

     During 2004, the Fund's agricultural exposure was to soybeans, wheat, corn, coffee and cotton.


     Qualitative Disclosures Regarding Non-Trading Risk Exposure.

     The following were the only non-trading risk exposures of the Fund as of December 31, 2004.

     Foreign Currency Balances

     The Fund's primary foreign currency balances are in Euros, Japanese Yen, British Pounds, Australian Dollars, Hong Kong dollars and Canadian dollars. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than once a week).

     Treasury Bill and Commercial Paper Positions

     The Fund utilizes UBS Financial Services, Inc. as its cash management securities broker for the investment of some margin excess amounts into short-term fixed income instruments including high grade commercial paper (interest bearing with some credit risk), U.S. Agency securities and Treasury Bills (interest bearing and credit risk free) with durations no longer than one year. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Fund's Treasury Bills, although substantially all of these short term investments are held to maturity.


     Qualitative Disclosures Regarding Means of Managing Risk Exposure

     The means by which the Fund and the Fund's Trading Advisors, severally, attempt to manage the risk of the Fund's open positions is essentially the same in all market categories traded. The Fund's Advisors apply risk management policies to their respective trading which generally limit the total exposure that may be taken. In addition, the Trading Advisors generally follow proprietary diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as imposing "stop-loss" points at which open positions must be closed out.

     The Fund is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations. From time to time, certain regulatory agencies have proposed increased margin requirements on futures contracts. Because the Fund generally will use a small percentage of assets as margin, the Fund does not believe that any increase in margin requirements, as proposed, will have a material effect on the Fund's operations.


     ITEM 8: Financial Statements and Supplementary Data.

     Financial statements meeting the requirements of Regulation S-X appear beginning in Section 6 of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in this report under the heading "Selected Financial Data" above.

     The supplementary financial information ("information about oil and gas producing activities") specified by Item 302 of Regulation S-K is not applicable.

     ITEM 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     On November 11, 2003, the General Partner dismissed McGladrey & Pullen, LLP as its independent auditor for the Partnership and engaged Arthur F. Bell, Jr. & Associates L.L.C. as independent auditors for the Partnership. The Board of Directors of the General Partner approved of such dismissal and engagement of independent auditors.

     During the period from January 1, 2001 through November 11, 2003, the General Partner had no disagreements with McGladrey & Pullen, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of McGladrey & Pullen, LLP, would have caused it to make reference to the subject matter thereof in its report on the financial statements of the Partnership for such period. There were no other reportable events (as defined in paragraph (A) through (D) of Regulation S-K Item 304(a)(1)(v)) during the period from January 1, 2001 through November 11, 2003. The General Partner, on behalf of the Partnership, has requested that McGladrey & Pullen, LLP furnish it a letter addressed to the Commission stating whether it agrees with the above statements. A copy of that letter dated April 2004 is filed as an Exhibit.

     On November 11, 2003 the Board of Directors of the General Partner approved the engagement of Arthur F. Bell, Jr. & Associates LLC as independent auditors for the Partnership. During the Partnership's prior year and the interim period prior to engaging Arthur F. Bell, Jr. & Associates LLC , the General Partner did not consult Arthur F. Bell, Jr. & Associates LLC, on behalf of the Partnership, with respect to any of the matters described in Regulation S-K Item 304(a)(2)(i) or (ii).

     ITEM 9A: Controls and Procedures

     Steben & Company, Inc., the General Partner of the Fund, with the participation of the General Partner's President and Comptroller, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this annual report. Based on their evaluation, the President and Comptroller have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

     ITEM 9B: Other Information

     None


                                   PART III
                                   --------



     ITEM 10: Directors and Executive Officers of the Registrant.

     10(a) and 10(b) Identification of Directors and Executive Officers

     The Fund itself has no directors or officers and has no employees. It is managed by the General Partner in its capacity as General Partner. The directors of the general partner are Kenneth Steben, Michael Bulley and Barbara Rittenhouse.

     Executive Officers

     Kenneth E. Steben is the General Partner's founder, President and sole shareholder and is registered with the CFTC as an associated person, and with the NASD as a general securities principal. Mr. Steben, born in 1955, received his Bachelors Degree in Interdisciplinary Studies, with a concentration in Accounting in 1979 from Maharishi University of Management. Mr. Steben has been a licensed stockbroker since 1981 and a licensed commodities broker since 1983. From 1981 - 1983 and 1983 - 1985, Mr. Steben was an account executive for Moseley Securities and Dean Witter, respectively, two brokerage firms. From 1985 to March 1989, Mr. Steben was registered with Carey Jamison and Company, a securities broker-dealer and commodities introducing broker. Mr. Steben served for various periods as Carey Jamison's Executive Vice President, Commodities Division President, General Securities Principal, Municipal Securities Principal, Registered Options Principal and Compliance Officer. During the period 1985 - 1987, during which Carey Jamison and Company was not yet licensed as a commodities introducing broker, Mr. Steben was an associated person and a branch manager of Churchill Commodities Ltd., a commodities introducing broker. Mr. Steben was a registered representative of H. Beck, Inc., a broker-dealer, from 1989 until August 2002. Mr. Steben holds his Series 3, 5, 7, 24, 63 and 65 NASD and NFA licenses. Mr. Steben is a Principal, an Associated Person and Securities Principal of Steben & Company, Inc.

     Michael D. Bulley is Vice President of Research and Risk Management, Corporate Secretary and a Director. Mr. Bulley, born in 1957, received his Bachelors Degree in Electrical Engineering from the University of Wisconsin - Madison in 1980 and his Masters in Business Administration with a concentration in Finance from Johns Hopkins University in 1998. Mr. Bulley is a staff instructor in financial modeling at Johns Hopkins School of Professional Studies in Business & Education. Prior to joining Steben & Company, Mr. Bulley was CEO of Adaptive Digital Technologies, Inc., a telecommunications digital signal processor software development company from October 2001 to December 2002. From April 1999 to October 2001, Mr. Bulley was Vice President, Telecommunications Technology for TriCapital Corporation, a boutique investment banking and venture capital firm. From January 1981 to April 1999, Mr. Bulley served in various management positions at telecommunications and satellite communications companies, including Motorola, Loral Advanced Technology Laboratory, GTE Spacenet, Comsat RSI and RSI (Tri-Point Global). Mr. Bulley holds his Series 3, 28 and 30 NASD/NFA licenses and is a Financial Operations Principal, a Principal and an Associated Person of Steben & Company, Inc.

     Charles M. Foster is Senior Vice President of Client Development. Mr. Foster, born in 1956, received his Bachelors Degree in Business Administration in 1980 from Maharishi University of Management. Mr. Foster is also a 1983 graduate of the College for Financial Planning, having earned the Certified Financial Planner (CFP) designation. Mr. Foster joined Steben & Company in April 2004. From December 1993 through March 2004, Mr. Foster worked for Freddie Mac in the company's mortgage-backed securities dealer operation as Vice President and General Manager (1998 - 2004), National Sales Director (1995 - 1998) and Sales Manager (1993 - 1995). From March 1984 through November 1993, Mr. Foster worked for Fannie Mae in the company's capital markets group as Vice President and General Manager (1992 - 1993), Director of Trading (1989 - 1992), Sales Manager (1988 - 1989), Sales Representative (1987
- 1988), Senior Analyst (1986 - 1987), Marketing Manager (1985 - 1986), and Market Analyst (1984 - 1985). From March 1983 through November 1983, Mr. Foster worked for E.F. Hutton & Company as an Account Executive. From October 1981 to February 1983, Mr. Foster worked for City National Bank of Beverly Hills as a Money Market Trader and Sales Representative. From September 1980 to September 1981, Mr. Foster worked for Newcomb Government Securities as an Account Executive. Mr. Foster holds his Series 3, 22, 30, 39, and 63 NASD/NFA Licenses and is a Principal and an Associated Person of Steben & Company, Inc.

     John P. Scarcella is Vice President of National Marketing. Mr. Scarcella, born in 1961, received his Bachelors Degree in Finance from Santa Clara University in 1983 and his Masters in Business Administration with a concentration in marketing from Santa Clara University in 1992. Prior to joining Steben & Company in October 2002, Mr. Scarcella was Vice President of National Accounts for Lincoln Financial Distributors from October 2000 to October 2002. From September 1992 to October 2000, Mr. Scarcella was Senior Vice President of ATEL Securities Corporation, an equipment leasing company. At ATEL, Mr. Scarcella was responsible for all sales, marketing, and due diligence efforts for ATEL's public and private investment offerings. Mr. Scarcella holds his Series 3, 6, 22, 30, 39, and 63 NASD/NFA Licenses and is a Principal, an Associated Person and Branch Manager of Steben & Company, Inc.

     Brian F. Hull is Vice President of Operations. Prior to joining Steben & Company in July 1997, Mr. Hull was a registered representative and a general securities principal of Tiger Investment Group, Inc. from December 1995 to June 1997. Mr. Hull completed two years at the University of Alaska with a major in accounting. Mr. Hull holds his Series 3, 7, 24, 28 and 63 NASD/NFA licenses, is a Securities Principal, Financial Operations Principal, Principal and an Associated Person of Steben & Company, Inc.

     Barbara Rittenhouse, CPA is Comptroller and a Director. Ms. Rittenhouse has 18 years of experience in corporate accounting and 7 years in financial planning. Ms Rittenhouse received her MS in Personal Financial Planning from Georgia State University in March 1997 and a BBA with a concentration in Accounting with Distinction from Emory University School of Business in 1979. Prior to joining Steben & Company in April 2004, Ms. Rittenhouse worked as a Financial Planner for the following firms: AXA Financial from April 2000 to March 2004, Consolidated Planning Corporation from April 1999 to January 2000 and Metlife Progressions from July 1997 to April 1999. From August 1984 to December 1996, Ms Rittenhouse was an accountant with Bellsouth Telecommunications as a Staff Manager and an internal auditor. From August 1979 to July 1984 Ms Rittenhouse was an accounts payable supervisor and cost accountant for Scientific Atlanta.

     As of February 29, 2004, Steben & Co. acts as general partner to one other partnership, Sage Fund LP, whose units of limited partnership interest are not registered with the SEC. Because Steben & Company serves as the sole general partner of this fund, the officers and managers of Steben & Company effectively manage Sage Fund LP as officers and directors of this fund.

     (c) Identification of certain significant employees

     The General Partner is dependent on the services of Mr. Steben and key management personnel. If Mr. Steben's services became unavailable, another principal of the firm or a new principal (whose experience cannot be known at this time) will need to take charge of the General Partner.

     (d) Family relationships

     None.

     (e) Business experience

     See Item 10 (a) and (b) above.

     (f) Involvement in certain legal proceedings

     None.

     (g) Promoters and control persons

     Not applicable.

     (h) Audit Committee Financial Expert

     The Audit Committee of the Board of Directors of Steben & Company, in its capacity as the audit committee for the Fund, has determined that Barbara Rittenhouse qualifies as an "audit committee financial expert" in accordance with the applicable rules and regulations of the Securities and Exchange Commission. She is not independent of management.

     Section 16 (A) Beneficial Ownership Reporting Compliance

     Section 16 of the Securities Exchange Act of 1934, as amended, requires that reports of beneficial ownership of limited partnership units and changes in such ownership be filed with the Securities and Exchange Commission by
Section 16 "reporting persons." The Fund is required to disclose in this annual report on Form 10K each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2004. To the Fund's knowledge, during the fiscal year ended December 31, 2004, all reporting persons complied with all Section 16(a) filing requirements applicable to them, except that Ms. Rittenhouse and Mr. Foster will each file a late Form 3 and Messrs. Hull and Scarcella will each file a late Form 4.

     Code of Ethics

     The General Partner on behalf of the Fund has adopted a code of ethics, as of the period covered by this report, which applies to the Fund's principal executive officer and principal financial officer or persons performing similar functions. A copy of the code of ethics is available upon request by calling 240-631-9808.

     ITEM 11: Executive Compensation

     The Fund does not itself have any officers, directors or employees. The Fund pays management fees and performance fees to the General Partner, Steben & Company. The managing officers of Steben & Company are remunerated by Steben & Company in their respective positions. As compensation for its services in managing the Fund, the General Partner will receive a monthly management fee of 0.1625% of the month-end Net Assets of the Fund (1.95% annually). To the extent permitted by law, the General Partner may also participate in Selling Agent commissions. The General Partner pays the selling agents fee to the respective selling agent. If the selling agents fee is not paid to the selling agent, or the General Partner was the selling agent, such portion of the selling agents fee is retained by the General Partner.

     In addition, the General Partner will receive an allocation pro rata from the other Partners of 1% of any increase (or decrease) in the Fund's Net Assets, without regard to additions and withdrawals. In cases where the Selling Agent does not receive the continuing Selling Agent compensation as described herein, this fee will be retained by the General Partner.

     The directors and managing officers receive no "other compensation" from the Fund. There are no compensation plans or arrangements relating to a change in control of either the Fund or Steben & Company.

     ITEM 12: Security Ownership of Certain Beneficial Owners and Management.

     The Fund has no officers or directors. Its affairs are managed by its General Partner, Steben & Company, Inc. Set forth in the table below is information regarding the beneficial ownership of the officers of the Fund's General Partner as of December 31, 2004. There are no securities authorized for issuance under an equity compensation plan.

     (a) Security ownership of certain beneficial owners.

     As of December 31, 2004, no person or "group" is known to have been the beneficial owner of more than 5% of the Units.

     All of the Partnership's general partner interest is held by the General Partner.

     (b) Security ownership of management

     As of December 31, 2004, Steben & Company did not own any Units. The principals of Steben & Company, owned a total of 49.3467 B Units, the value of which represents .0796% of the total value of the fund.

     As of December 31, 2004, the directors and executive officers of the General Partner own beneficially Units as follows.



----------------------------------- ------------------ ------------------------
                 Name                  Value of Unit         Percentage of
                 ----                  ------------        Limited Partnership
                                                          -------------------
----------------------------------- ------------------ ------------------------
Kenneth E. Steben                       $127,141.78             .0499%
----------------------------------- ------------------ ------------------------
Brian F. Hull                           $  9,106.40             .0036%
----------------------------------- ------------------ ------------------------
John Scarcella                          $ 12,704.99             .0050%
----------------------------------- ------------------ ------------------------
Charles Foster                          $ 53,883.11             .0211%
----------------------------------- ------------------ ------------------------
directors and executive                 $202,836.28             .0796%
officers of the General Partner
as a group

----------------------------------- ------------------ ------------------------

     (c) Changes in Control.

     None.

     ITEM 13: Certain Relationships and Related Transactions.

     See "Item 11. Executive Compensation" and "Item 12. Security Ownership of Certain Beneficial Owners and Management." The Partnership allocated to the General Partner $3,397,591 in monthly management fees and $2,733,183 in Selling Agent commissions for the year ended December 31, 2004. The General Partner in turn pays the Selling Agent commissions to the Selling Agents except for Units for which it served as the Selling Agent or where there is currently no designated Selling Agent. The General Partners' general partner interest showed an allocation of income of $ 21,822 for the year ended December 31, 2004.

     The Fund will pay its accounting, audit, legal, administrative and offering expenses estimated at approximately 0.89% per year. However, if and to the extent these expenses (other than extraordinary costs, none of which are anticipated) exceed 1.0% of the Fund's assets per calendar year, the General Partner will reimburse the Fund for such excess after the close of the applicable year. For the year ended December 31, 2004 the Fund paid approximately $ 1,165,493 to the General Partner for these expenses.

     The Partnership does not and will not make any loans to the General Partner, its affiliates, or their respective officers, directors or employees.

     ITEM 14: Principal Accounting Fees and Services.

     The following table sets forth the fees billed to the Fund for professional audit services provided by Arthur F. Bell, Jr. & Associates, LLC the Fund's independent accountants for the audit of Future Portfolio's annual financial statements for the years ended December 31, 2004 and 2003, and fees billed for other professional services rendered Arthur F. Bell, Jr. & Associates, LLC by during those years.

FEE CATEGORY                     2004               2003
------------                     ----               ----
Audit Fees (1)               $ 86,920            $22,000
Tax Fees (2)                  $17,581            $ 1,600

 TOTAL FEES                $  104,501            $23,600

1) Audit fees consist of fees for professional services rendered for the audit of the Fund's financial statements and review of financial statements included in the Fund's quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2) Tax fees consist of fees for the preparation and filing of the Fund's Schedule K-1s and all necessary federal and state tax returns.

The Board of Directors of Steben & Company, Inc approved all of the services described above. The Board of Directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors' independence. The Board of Directors and the Audit Committee explicitly pre-approve all audit and non-audit services and all engagement fees and terms.

                                    PART IV
                                    -------

     ITEM 15: Exhibits, Financial Statement Schedules.

          (a)(1) Financial Statements

          Futures Portfolio Fund, Limited Partnership

     The following are included with the 2004 Report of Independent Auditors, a copy of which is filed herewith as Exhibit 13.01.

          Statements of Financial Condition as of December 31, 2004 and 2003 Condensed Schedules of Investments as of December 31, 2004 and 2003 Statements of Operations for the Years ended December 31, 2004 and 2003
          Statements of Cash Flows for the Years ended December 31, 2004 and
          2003
          Statements of Changes in Partner's Capital for the Years ended December 31, 2004 and 2003
          Notes to Financial Statements

          Report of Independent Auditors
          Statements of Financial Condition as of December 31, 2002 Statements of Operations for the Years ended December 31, 2002 and 2001
          Statements of Changes in Partner's Capital for the Year ended December 31, 2002 and 2001
          Statements of Financial Highlights for the Years ended
          December 31, 2002 and 2001
          Notes to Financial Statements

          Also included herewith:

          (a)(2) Financial statement schedules not included in this Form 10K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial notes or statements thereto.

          (b) Exhibits.

     The following exhibits are filed herewith.

------------------------ ---------------------------------------------------------------------------------------------
Exhibit Number                    Description of Document
--------------                    -----------------------
------------------------ ---------------------------------------------------------------------------------------------
              1.1                 Form of Selling Agreement.*
------------------------ ---------------------------------------------------------------------------------------------
              3.1                 Maryland Certificate of Limited Partnership.*
------------------------ ---------------------------------------------------------------------------------------------
              4.1                 Limited Partnership Agreement.*
------------------------ ---------------------------------------------------------------------------------------------
              10.1                Form of Subscription Agreement. *
------------------------ ---------------------------------------------------------------------------------------------
              10.2                Advisory Agreement by and among the Fund, the General Partner and Aspect, dated
                              December 12, 2003.*
------------------------ ---------------------------------------------------------------------------------------------
              10.3                Advisory Agreement by and among the Fund, the General Partner and Sunrise, dated
                                June 1, 1998.*
------------------------ ---------------------------------------------------------------------------------------------
              10.4                Advisory Agreement by and among the Fund, the General Partner and Willowbridge, dated December 31, 1997.*
------------------------ ---------------------------------------------------------------------------------------------
              10.5                Advisory Agreement by and among the Fund, the General Partner and Campbell, dated
                                December 1997.*
------------------------ ---------------------------------------------------------------------------------------------
              10.6                Advisory Agreement by and among the Fund, the General Partner and DKR Fusion, dated December 2004.
------------------------ ---------------------------------------------------------------------------------------------
             13.01                Annual Report to Security Holders
------------------------ ---------------------------------------------------------------------------------------------
              16.1                Letter regarding change in certifying accountant.*
------------------------ ---------------------------------------------------------------------------------------------
             31.01                Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
------------------------ ---------------------------------------------------------------------------------------------
             31.02                Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
------------------------ ---------------------------------------------------------------------------------------------
             32.01                Section 1350 Certification of Principal Executive Officer
------------------------ ---------------------------------------------------------------------------------------------
             32.02                Section 1350 Certification of Principal Financial Officer
------------------------ ---------------------------------------------------------------------------------------------

* Incorporated by reference to the corresponding exhibit to the Registrant's registration statement (File no. 000-50728) filed on April 29, 2004 on Form 10 under the Securities Exchange Act of 1934 as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

------------------------------------------ ----------------------------------------------- ----------------------------------
                  Name                                         Title                                     Date
                  ----                                         -----                                     ----
------------------------------------------ ----------------------------------------------- ----------------------------------

/s/ Kenneth E. Steben
----------------------
Kenneth E. Steben                          President and Director                                   March 29, 2005
------------------------------------------ ----------------------------------------------- ----------------------------------

/s/ Michael D. Bulley
----------------------                     Vice President of Research and Risk                      March 29, 2005
Michael D. Bulley                          Management, Corporate Secretary
                                           and Director
------------------------------------------ ----------------------------------------------- ----------------------------------

/s/ Barbara Rittenhouse
-------------------------
Barbara Rittenhouse                        Comptroller and Director                                 March 29, 2005
------------------------------------------ ----------------------------------------------- ----------------------------------



     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FUTURES PORTFOLIO FUND, LIMITED
         Dated March 29, 2005       PARTNERSHIP


                                    By:  /s/ Steben & Company, Inc.
                                        ----------------------------------
                                             Steben & Company, Inc.
                                             General Partner



                                    By: /s/ Kenneth Steben
                                        ----------------------------------
                                    Name:  Kenneth Steben
                                    Title: President of the General Partner