Form 10-Q
period 2005-03-31
FUTURES PORTFOLIO FUND LP
filed 2005-05-16
CIK 861441

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                      ---------------------------------

                                   FORM 10-Q

|X|      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2005

                                      OR

|_|      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from     to

Commission file number:  000-50728


                  FUTURES PORTFOLIO FUND LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)



                Maryland                                  52-1627106
          -----------------------            ----------------------------------
          (State of Incorporation)           ( IRS Employer Identification No.)

                          c/o Steben & Company, Inc.
                         2099 Gaither Road, Suite 200
                           Rockville, Maryland 20850
                           -------------------------
               (Address of Principal Executive Office)(zip code)

                                (240) 631-9808
                                ---------------
              Registrant's Telephone Number, Including Area Code:

                              ------------------

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates: the registrant is a limited partnership; as of March 31, 2005, 61,132.7385 Class A units and 17,648.6196 Class B units with an aggregate value of $ 199,106,970 and $ 69,198,501 respectively, were outstanding.




===============================================================================

                               Table of Contents

Part I:    Financial Information

Item 1.    Financial Statements

           Statements of Financial Condition
           March 31, 2005 (Unaudited) and December 31, 2004 (Audited)

           Condensed Schedule of Investments
           March 31, 2005 (Unaudited)

           Condensed Schedule of Investments
           December 31, 2004 (Audited)

           Statements of Operations
           For the Three Months Ended March 31, 2005 and 2004 (Unaudited)

           Statements of Cash Flows
           For the Three Months Ended March 31, 2005 and 2004 (Unaudited)

           Statements of Changes in Partners' Capital (Net Asset Value) - For the Three months Ended March 31, 2005 and 2004 (Unaudited)

           Notes to Financial Statements for the Three Months Ended March 31, 2005 and 2004 (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Item 4.    Controls and Procedures

Part II:   Other Information

Item 1.    Legal Proceedings

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.    Defaults upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits

                                       FUTURES PORTFOLIO FUND LIMITED PARTNERSHIP
                                            STATEMENTS OF FINANCIAL CONDITION
                               March 31, 2005 (Unaudited) and December 31, 2004 (Audited)
                                                     ---------------
                                                                                     March 31,           December 31,
                                                                                       2005                  2004
                                                                                       ----                  ----
ASSETS
    Equity in broker trading accounts
       Cash                                                                          $236,217,590          $177,902,239
       Interest receivable                                                                610,606                     0
       United States government securities
          (cost, including accrued interest, -
          $0 and $35,992,200)                                                                   0            35,992,200
       Unrealized gain on open contracts                                                8,733,062             8,261,541
                                                                                  ---------------       ---------------
              Deposits with brokers                                                   245,561,258           222,155,980
    Cash and cash equivalents                                                          34,376,882            33,448,634
    United States government agency securities
       (cost, including accrued interest, -
       $10,058,583 and $9,944,295)                                                     10,058,583             9,944,295
    Unrealized (loss) on open forward
       currency contracts                                                              (1,558,263)           (1,572,160)
    General Partner 1% allocation                                                         103,986                     0
                                                                                  ---------------       ---------------
              Total assets                                                           $288,542,446          $263,976,749
                                                                                  ===============       ===============
LIABILITIES
    Accounts payable                                                              $       489,360     $           5,365
    Commissions and other trading fees
       on open contracts                                                                   94,285                90,930
    General Partner management fee                                                        433,894               425,845
    General Partner 1% allocation                                                               0                21,822
    Advisor management fees                                                               954,203               823,369
    Advisor incentive fees                                                                206,511               672,681
    Selling agents fee                                                                    349,230               336,382
    Redemptions payable                                                                 2,891,437             1,492,430
    Subscriptions received in advance                                                  14,818,055             5,306,668
                                                                                  ---------------       ---------------
              Total liabilities                                                        20,236,975             9,175,492
                                                                                  ---------------       ---------------
PARTNERS' CAPITAL (Net Asset Value)
    Class A Interests - 61,132.7385 and 56,716.3746 units
       outstanding at March 31, 2005 and December 31, 2004                            199,106,970           194,513,666
    Class B Interests - 17,648.6196 and 14,666.9737 units
       outstanding at March 31, 2005 and December 31, 2004                             69,198,501            60,287,591
                                                                                  ---------------       ---------------
              Total partners' capital
                 (Net Asset Value)                                                    268,305,471           254,801,257
                                                                                  ---------------       ---------------
                                                                                     $288,542,446          $263,976,749
                                                                                  ===============       ===============


                            See accompanying notes.
                                      -1-

                                        FUTURES PORTFOLIO FUND LIMITED PARTNERSHIP
                                             CONDENSED SCHEDULE OF INVESTMENTS
                                                      March 31, 2005
                                                        (Unaudited)
                                                      ---------------

UNITED STATES GOVERNMENT AGENCY SECURITIES
------------------------------------------
                       Maturity                                                                                 % of Net
     Face Value          Date         Description                                                  Value      Asset Value
     ----------        --------       -----------                                                  -----      -----------

     $10,215,000       09/23/05       Federal Home Loan Bank Discount
                                          Note (cost, including accrued interest,
                                          - $10,058,583)                                        $10,058,583       3.75 %
                                                                                                ===========   ===========

LONG FUTURES CONTRACTS
----------------------
                                                                                                                % of Net
                                      Description                                                  Value      Asset Value
                                      -----------                                                  -----      -----------

                                      Agricultural                                              $ 1,787,323       0.66 %
                                      Currency                                                     (291,805)     (0.11)%
                                      Energy                                                      2,416,428       0.90 %
                                      Interest rate                                               2,809,884       1.05 %
                                      Metal                                                       1,616,399       0.60 %
                                      Stock index                                                  (948,365)     (0.35)%
                                                                                                ------------   ----------
                                      Total long futures contracts                              $ 7,389,864       2.75 %
                                                                                                ============   ==========

SHORT FUTURES CONTRACTS
-----------------------

                                                                                                                % of Net
                                      Description                                                  Value       Asset Value
                                      -----------                                                  -----       -----------
                                      Agricultural                                              $     7,235       0.00 %
                                      Currency                                                      237,238       0.09 %
                                      Energy                                                       (126,680)     (0.05)%
                                      Interest rate                                               1,536,574       0.57 %
                                      Metal                                                        (306,196)     (0.11)%
                                      Stock Index                                                    (4,973)      0.00 %
                                                                                                ------------   ----------
                                      Total short futures contracts                             $ 1,343,198       0.50 %
                                                                                                ------------   ----------
                                      Total futures contracts                                   $ 8,733,062       3.25 %
                                                                                                ============   ==========

FORWARD CURRENCY CONTRACTS
--------------------------

                                                                                                                % of Net
                                      Description                                                  Value       Asset Value
                                      -----------                                                  -----       -----------
                                      Long forward currency contracts                           $(6,726,062)     (2.51)%
                                      Short forward currency contracts                            5,167,799       1.93 %
                                                                                                ------------   ----------
                                      Total forward currency contracts                          $(1,558,263)     (0.58)%
                                                                                                ============   ==========







                            See accompanying notes.

                                        FUTURES PORTFOLIO FUND LIMITED PARTNERSHIP
                                             CONDENSED SCHEDULE OF INVESTMENTS
                                                     December 31, 2004
                                                         (Audited)
                                                      ---------------

UNITED STATES GOVERNMENT AND AGENCY SECURITIES
----------------------------------------------

                       Maturity                                                                                 % of Net
     Face Value          Date         Description                                               Value          Asset Value
     ----------        --------       -----------                                               -----          -----------
     $10,000,000       03/22/05       Federal Home Loan Mortgage Corporation
                                          Discount Note                                     $  9,944,295          3.90 %
      36,000,000       01/06/05       U.S. Treasury Bill                                      35,992,200         14.13 %
                                                                                            ------------       -----------
             Total United States government and agency securities
                                          (cost, including accrued interest, - $45,936,495)  $45,936,495         18.03 %
                                                                                            ============       ===========

LONG FUTURES CONTRACTS
----------------------

                                                                                                                % of Net
                                      Description                                               Value          Asset Value
                                      -----------                                               -----          -----------
                                      Agricultural                                          $    961,451          0.38 %
                                      Currency                                                 1,754,893          0.69 %
                                      Energy                                                    (198,627)        (0.08)%
                                      Interest rate                                            1,715,930          0.67 %
                                      Metal                                                    2,491,362          0.98 %
                                      Stock index                                              2,189,269          0.86 %
                                                                                            ------------       -----------
                                      Total long futures contracts                          $  8,914,278          3.50 %
                                                                                            ------------       -----------

SHORT FUTURES CONTRACTS
-----------------------
                                                                                                                % of Net
                                      Description                                               Value          Asset Value
                                      -----------                                               -----          -----------
                                      Agricultural                                          $    (51,895)        (0.02)%
                                      Energy                                                     775,428          0.30 %
                                      Interest rate                                              394,937          0.16 %
                                      Metal                                                   (1,771,207)        (0.70)%
                                                                                            ------------       -----------
                                      Total short futures contracts                         $   (652,737)        (0.26)%
                                                                                            ------------       -----------
                                      Total futures contracts                               $  8,261,541          3.24 %
                                                                                            ============       ===========

FORWARD CURRENCY CONTRACTS
--------------------------

                                                                                                                % of Net
                                      Description                                               Value          Asset Value
                                      -----------                                               -----          -----------
                                      Long forward currency contracts                       $  8,968,638          3.52 %
                                      Short forward currency contracts                       (10,540,798)        (4.14)%
                                                                                            ------------       -----------
                                      Total forward currency contracts                      $ (1,572,160)        (0.62)%
                                                                                            ============       ===========






                            See accompanying notes.

                                        FUTURES PORTFOLIO FUND LIMITED PARTNERSHIP
                                                 STATEMENTS OF OPERATIONS
                                    For the Three Months Ended March 31, 2005 and 2004
                                                        (Unaudited)
                                                      ---------------


                                                                                        2005                  2004
                                                                                        ----                  ----
TRADING GAINS (LOSSES)
    Gain (loss) from trading
       Realized                                                                      $(10,537,483)         $ 17,180,331
       Change in unrealized                                                               485,418              (290,501)
       Brokerage commissions                                                             (430,194)             (205,624)
                                                                                  ---------------       ---------------

              Gain (loss) from trading                                                (10,482,259)           16,684,206
                                                                                  ---------------       ---------------

NET INVESTMENT (LOSS)
    Income
       Interest income                                                                  1,994,049               195,589
                                                                                  ---------------       ---------------

    Expenses
       General Partner management fee                                                   1,244,668               503,099
       General Partner 1% allocation                                                     (125,809)              111,608
       Advisor management fees                                                          1,081,914               309,649
       Advisor incentive fees                                                             206,630             4,283,609
       Selling agents fee                                                               1,001,469               420,708
       Operating expenses                                                                 980,345               201,901
                                                                                  ---------------       ---------------

              Total expenses                                                            4,389,217             5,830,574

              Operating expenses waived                                                  (422,368)                    0
                                                                                  ---------------       ---------------

              Net total expenses                                                        3,966,849             5,830,574
                                                                                  ---------------       ---------------

              Net investment (loss)                                                    (1,972,800)           (5,634,985)
                                                                                  ---------------       ---------------

              NET INCOME (LOSS)                                                      $(12,455,059)         $ 11,049,221
                                                                                  ===============       ===============



                                                                                         2005                2004
                                                                                  ------------------ -------------------
                                                                                   Class A   Class B   Class A   Class B
NET INCOME (LOSS) PER UNIT
    (based on weighted average number of
    units outstanding during the period)                                          $(163.31) $(163.76) $ 390.97  $ 474.52
                                                                                  ========  ========  ========  ========
INCREASE (DECREASE) IN NET
    ASSET VALUE PER UNIT                                                          $(172.63) $(189.53) $ 381.66  $ 470.07
                                                                                  ========  ========  ========  ========

                            See accompanying notes.

                                        FUTURES PORTFOLIO FUND LIMITED PARTNERSHIP
                                                 STATEMENTS OF CASH FLOWS
                                    For the Three Months Ended March 31, 2005 and 2004
                                                        (Unaudited)
                                                      ---------------


                                                                                          2005                  2004
                                                                                          ----                  ----
Cash flows from (for) operating activities
    Net income (loss)                                                               $ (12,455,059)        $  11,049,221
    Adjustments to reconcile net income (loss) to net
    cash from operating activities
       Net change in unrealized                                                          (485,418)              290,501
       (Increase) in interest receivable                                                 (610,606)                    0
       (Increase) in General Partner 1% allocation receivable                            (103,986)                    0
       Increase in accounts payable and
          accrued expenses                                                                151,089             3,202,869
       Net proceeds from investments in United States
          government and agency securities                                             35,877,912            15,482,673
                                                                                   --------------        --------------
              Net cash from operating activities                                       22,373,932            30,025,264
                                                                                   --------------        --------------
Cash flows from (for) financing activities
    Addition of units                                                                  27,226,543            15,857,173
    Subscriptions received in advance                                                  14,792,692            26,421,993
    Redemption of units                                                                (5,149,568)             (860,471)
                                                                                   --------------        --------------
              Net cash from financing activities                                       36,869,667            41,418,695
                                                                                   --------------        --------------
Net increase in cash and cash equivalents                                              59,243,599            71,443,959
Cash and cash equivalents
    Beginning of period                                                               211,350,873            25,353,097
                                                                                   --------------        --------------
    End of period                                                                   $ 270,594,472         $  96,797,056
                                                                                   ==============        ==============
End of period cash and cash equivalents consists of:
    Cash in broker trading accounts                                                 $ 236,217,590         $  53,524,306
    Cash and cash equivalents                                                          34,376,882            43,272,750
                                                                                   --------------        --------------
              Total end of period cash and cash equivalents                         $ 270,594,472         $  96,797,056
                                                                                   ==============        ==============



                            See accompanying notes.

                                        FUTURES PORTFOLIO FUND LIMITED PARTNERSHIP
                               STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                                    For the Three Months Ended March 31, 2005 and 2004
                                                        (Unaudited)
                                                      ---------------

                                            Class A Interests                 Class B Interests
                                     -----------------------------     -----------------------------
                                         Units            Value            Units           Value              Total
                                     ------------     ------------     ------------    -------------       ------------
Three Months Ended March 31, 2005
---------------------------------

Balances at
    December 31, 2004                 56,716.3746     $194,513,666      14,666.9737    $  60,287,591       $254,801,257

Net (loss) for the three months
    ended March 31, 2005                                (9,791,682)                       (2,663,377)       (12,455,059)

Additions                              6,154.3629       20,004,703       3,228.3613       12,528,508         32,533,211

Redemptions                           (1,700.2618)      (5,498,475)       (271.5557)      (1,050,100)        (6,548,575)

Transfers                                (37.7372)        (121,242)         24.8403           95,879            (25,363)
                                     ------------     ------------     ------------    -------------       ------------
Balances at
    March 31, 2005                    61,132.7385     $199,106,970      17,648.6196    $  69,198,501       $268,305,471
                                     ============     ============     ============    =============       ============


                                            Class A Interests                 Class B Interests
                                     -----------------------------     -----------------------------
                                         Units            Value            Units           Value              Total
                                     ------------     ------------     ------------    -------------       ------------
Three Months Ended March 31, 2004
---------------------------------

Balances at
    December 31, 2003                 16,350.3885    $  55,901,105       5,435.3839    $  21,864,754      $  77,765,859
Net income for the three months
    ended March 31, 2004                                 8,233,898                         2,815,323         11,049,221
Additions                              6,219.4985       21,630,253         665.9654        2,723,458         24,353,711
Redemptions                             (189.8033)        (707,367)        (59.4756)        (258,889)          (966,256)
Transfers                                (69.3858)        (263,716)          9.7205           43,613           (220,103)
                                     ------------     ------------     ------------    -------------       ------------
Balances at
    March 31, 2004                    22,310.6979    $  84,794,173       6,051.5942    $  27,188,259       $111,982,432
                                     ============     ============     ============    =============       ============


                                                     Net Asset Value Per Unit
           -------------------------------------------------------------------------------------------------------------

               March 31, 2005              December 31, 2004             March 31, 2004             December 31, 2003
               --------------              -----------------             --------------             -----------------
            Class A       Class B       Class A        Class B       Class A       Class B       Class A        Class B
            -------       -------       -------        -------       -------       -------       -------        -------
           $3,256.96     $3,920.90     $3,429.59      $4,110.43     $3,800.61     $4,492.74     $3,418.95      $4,022.67
           =========     =========     =========      =========     =========     =========     =========      =========

                            See accompanying notes.

                  FUTURES PORTFOLIO FUND LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)
                                ---------------


Note 1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           -----------------------------------------------------------

           A.     General Description of the Partnership

                  Futures Portfolio Fund Limited Partnership (the Partnership) is a Maryland limited partnership which operates as a commodity investment pool. The Partnership utilizes professional trading advisors to engage in the trading of futures contracts, forward currency contracts and other financial instruments.

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

           D.     Cash and Cash Equivalents

                  Cash and cash equivalents includes cash and an investment in a money market mutual fund.

           E.     Brokerage Commissions

                  Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

                  FUTURES PORTFOLIO FUND LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                ---------------


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

           G.     Foreign Currency Transactions

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

           H.     Classes of Interests

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

Note 2.    GENERAL PARTNER
           ---------------

           The General Partner of the Partnership is Steben & Company, Inc., which conducts and manages the business of the Partnership. During the three months ended March 31, 2005 and 2004, the General Partner did not maintain a capital balance in the Partnership, however, the sole shareholder of the General Partner has an investment in Class B Interests of the Partnership.

                  FUTURES PORTFOLIO FUND LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                ---------------


Note 2.    GENERAL PARTNER (CONTINUED)
           ---------------------------

           During the three months ended March 31, 2005 and 2004, the General Partner received the following compensation:

           o Commencing December 1, 2004, Class A Interests paid a monthly management fee equal to 1/12 of 1.95% (1.95% per annum) of the net asset value of the Class A Interests as of the last day of each month.
           o For the period January 1, 2003 through November 30, 2004, Class A Interests paid a monthly management fee equal to 1/12 of 2% (2% per annum) of the net asset value of the
                  Class A Interests as of the last day of each month.
           o      Class A Interests paid a monthly selling agents fee equal to
                  1/12 of 2% (2% per annum) of the net asset value of the
                  Class A Interests as of the last day of each month. The General Partner, in turn, pays the selling agents fee to the respective selling agent. If the selling agents fee is not paid to the selling agent, or the General Partner was the selling agent, such portion of the selling agents fee is retained by the General Partner.
           o Class B Interests paid a monthly management fee equal to 1/12 of 1.95% (1.95% per annum) of the net asset value of the Class B Interests as of the last day of each month.
           o Class B Interests paid a monthly selling agents fee equal to 1/12 of .20% (.20% per annum) of the net asset value of the Class B Interests as of the last day of each month. The General Partner, in turn, pays the selling agents fee to the respective selling agent. If the selling agents fee is not paid to the selling agent, or the General Partner was the selling agent, such portion of the selling agent fee is retained by the General Partner.

           For the period January 1, 2003 through November 30, 2004, the General Partner also received, at the time of subscription, a subscription fee equal to 1% of the subscription amount. The General Partner could reduce or waive this fee in its sole discretion. Additions in the statements of changes in partners' capital (net asset value) are reflected net of such subscription fee. Effective December 1, 2004, the General Partner no longer charges a subscription fee.

           Pursuant to the terms of the Limited Partnership Agreement, the General Partner receives 1% of any increase or decrease in the Partnership's net assets. Such amount is reflected as the General Partner 1% allocation in the statement of financial condition and statement of operations.

Note 3.    COMMODITY TRADING ADVISORS
           --------------------------

           The Partnership has Advisory Agreements with various commodity trading advisors, pursuant to which the Partnership pays each commodity trading advisor a monthly or quarterly management fee equal to 1% or 2% per annum of allocated net assets (as separately defined in each respective Advisory Agreement) and a quarterly incentive fee equal to 20% or 25% of Trading Profits (as separately defined in each respective Advisory Agreement).

                  FUTURES PORTFOLIO FUND LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                ---------------


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

Note 5.    OPERATING EXPENSES
           ------------------

           The Partnership is responsible for all of its operating expenses such as accounting, audit, legal, administrative, marketing and offering expenses, etc. Operating expenses also include salary and administrative costs incurred by the General Partner relating to marketing and administration of the Partnership, such as salaries and commissions of General Partner marketing personnel and administrative employee salaries and related costs. Pursuant to the terms of the Limited Partnership Agreement, operating expenses that exceed 1% of the average month-end net assets of the Partnership are the responsibility of the General Partner. For the three months ended March 31, 2005 and 2004, actual operating expenses exceeded 0.25% (pro rated operating expense limitation) of average month-end net assets of the Partnership by $344,719 and $0, respectively, with such amounts reflected as operating expenses waived in the statement of operations. Additionally, during the three months ended March 31, 2005 and 2004, the General Partner voluntarily paid $77,649 and $0, respectively, of operating expenses of the Partnership, with such amounts also reflected as operating expenses waived in the statement of operations. For the three months ended March 31, 2005 and 2004, operating expenses, net of waived operating expenses, were 0.22% and 0.20%, respectively, of the average month-end net assets.

Note 6.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
           --------------------------------------------

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. Units are sold at the net asset value per Class A or Class B unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as Limited Partners as of the beginning of the month following the month in which their subscriptions were accepted. At March 31, 2005 and December 31, 2004, the Partnership had received subscriptions of $14,818,055 and $5,306,668, respectively, which were additions to the Partnership effective April 1, 2005 and January 1, 2005, respectively.

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

                  FUTURES PORTFOLIO FUND LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                ---------------


Note 7.    TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
           ------------------------------------------------

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

           The Partnership has a substantial portion of its assets on deposit with interbank market makers and other financial institutions in connection with its trading of forward currency contracts and its cash management activities. In the event of an interbank market maker's or financial institution's insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.

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

           The unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

                                                    Futures Contracts                      Forward Currency Contracts
                                                    (exchange traded)                         (non-exchange traded)
                                             March 31,           December 31,            March 31,           December 31,
                                               2005                  2004                  2005                  2004
                                               ----                  ----                  ----                  ----
           Gross unrealized gains         $ 11,860,155         $  11,621,802         $   8,705,471         $  11,813,827
           Gross unrealized losses          (3,127,093)           (3,360,261)          (10,263,734)          (13,385,987)
                                         -------------         -------------         -------------         -------------
           Net unrealized gain (loss)    $   8,733,062         $   8,261,541         $  (1,558,263)        $  (1,572,160)
                                         =============         =============         =============         =============


           The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

                  FUTURES PORTFOLIO FUND LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                ---------------


Note 8.    GUARANTEES
           ----------

           In the normal course of business, the Partnership enters into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Partnership's maximum exposure under these arrangements is unknown, as this would involve future claims that may be made against the Partnership that have not yet occurred. The Partnership expects the risk of any future obligation under these indemnifications to be remote.

Note 9.    INTERIM FINANCIAL STATEMENTS
           ----------------------------

           The statement of financial condition, including the condensed schedule of investments, as of March 31, 2005, and the statements of operations, cash flows and changes in partners' capital (net asset value) for the three months ended March 31, 2005 and 2004 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2005, and the results of operations, cash flows and changes in partners' capital (net asset value) for the three months ended March 31, 2005 and 2004.

                  FUTURES PORTFOLIO FUND LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                ---------------

Note 10.   FINANCIAL HIGHLIGHTS
           --------------------

           The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2005 and 2004. This information has been derived from information presented in the financial statements.

                                                                               Three months ended March 31,
                                                                              2005                      2004
                                                                          (Unaudited)                (Unaudited)
                                                                      Class A     Class B       Class A       Class B
                                                                     Interests    Interests    Interests     Interests
                                                                     ---------    ---------    ---------     ---------
           Per Unit Performance
           (for a unit outstanding throughout the entire period)
           -----------------------------------------------------
           Net asset value per unit at beginning of period           $3,429.59    $4,110.43    $3,418.95     $4,022.67
                                                                     ---------    ---------    ---------     ---------
           Income from operations:
                Gain (loss) from trading/(1)/                          (144.34)     (172.54)      587.49        689.21
                Net investment (loss)/(1)/                              (28.29)      (16.99)     (205.83)      (219.14)
                                                                     ---------    ---------    ---------     ---------
                    Total income (loss) from operations                (172.63)     (189.53)      381.66        470.07
                                                                     ---------    ---------    ---------     ---------
           Net asset value per unit at end of period                 $3,256.96    $3,920.90    $3,800.61     $4,492.74
                                                                     =========    =========    =========     =========
           Total Return/(3)/                                             (5.03)%      (4.61)%      11.16 %       11.69 %
                                                                     =========    =========    =========     =========
           Supplemental Data
           Ratios to average net asset value:
                Expenses prior to advisor incentive fees/(4), (6)/        6.20 %       4.47 %       6.64 %        4.73 %
                Advisor incentive fees/(3)/                               0.08 %       0.08 %       4.29 %        4.22 %
                                                                     ---------    ---------    ---------     ---------
                    Total expenses/(6)/                                   6.28 %       4.55 %      10.93 %        8.95 %
                                                                     =========    =========    =========     =========
                Net investment (loss)/(2), (4), (5), (6)/                (3.14)%      (1.40)%      (5.86)%       (3.95)%
                                                                     =========    =========    =========     =========

           Total returns are calculated based on the change in value of a Class A or Class B unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

           _________________
           (1) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of Class A or Class B units outstanding during the period. Gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of gain (loss) from trading per unit due to the timing of trading gains and losses during the year relative to the number of units outstanding.
           (2)    Excludes advisor incentive fees.
           (3)    Not annualized.
           (4)    Annualized.
           (5) The net investment (loss) includes interest income and excludes gain (loss) from trading activities as shown on the statement of operations. The total amount is then reduced by all expenses other than advisor incentive fees. The resulting amount is divided by the average net asset value for the period.
           (6) All of the ratios under the supplemental data are computed net of voluntary and involuntary waivers of operating expenses. For the three months ended March 31, 2005 and 2004, the ratios are net of the 0.03% and 0.00% effect of the voluntary waiver of operating expenses, respectively. Both the nature and the amounts of the waivers are more fully explained in Note 5.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to Item 1, "Financial Statements," the information contained therein is essential to, and should be read in connection with the following analysis.

Introduction

Futures Portfolio Fund Limited Partnership (the "Fund") is a Maryland limited partnership, formed on May 11, 1989, that utilizes professional trading advisors to engage in the trading of commodity futures contracts, other commodity interests, options, securities and forward contracts. The Fund began trading on January 2, 1990. The Fund is an actively managed account with speculative trading profits as its objective.

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

As of March 31, 2005 the aggregate capitalization of the Fund was $268,305,471 of which $199,106,970 was in A units and $69,198,501 was in B units. A units and B units differ only with regard to lower General Partner and Selling Agent fees for the B units. The net asset value per unit of limited partnership interest ("Unit") for A units as of March 31, 2005 was $3,256.96 and for B units was $3,920.90.


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

Off-Balance Sheet Arrangements

The term "off-balance sheet arrangements" refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the commodity trading advisors were unable to offset futures interest positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss. Steben & Company, the General Partner, minimizes market risk through diversification of the portfolio allocations to multiple trading advisors, and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

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


Results of Operations

2005

The total return for the three months ended March 31, 2005 was -5.03% and -4.61% for A units and B units, respectively. The total return for the three months ended March 31, 2004 was 11.16% and 11.69% for A units and B units, respectively.

January 2005
------------
A Units of the Fund were down 6.62% for the month of January 2005 and B Units were down 6.48%. A strong, abrupt rally in the U.S. dollar along with a sell-off in metals and equity indices resulted in significant losses for the Fund in January. The dollar's reversal strengthened after official minutes from the Fed's December policy meeting were released early in the month. The minutes revealed that several key members were far more concerned about inflationary pressures than was previously known, which suggested to some that the Fed could become more aggressive with its short term rate hikes. The currency markets reacted sending the dollar sharply higher against major foreign currencies, including the euro, yen and British pound. In the metals sector, aluminum and copper price trends also reversed sharply as demand for raw materials continued to decline, in part due to China's softening economy. The Fund did earn some profits this month from its positions in the interest rate sector, including gains from short-term and long-term bond instruments.

February 2005
------------
A Units of the Fund were up .39% for the month of February 2005 and B Units were up .54%. The Fund finished flat this month with profits from energy, equity indices, agricultural commodities and metals edging out losses from long term interest rate instruments. Profits in energy resulted from the Fund's long positions in crude oil, gas and heating oil where renewed trends pushed crude oil prices past $50/barrel for the first time since November. Equity prices trended higher across many international exchanges benefiting the Fund's long positions in indices. Tightening coffee supplies led coffee prices to a near five year high, which also generated profits. However, while the Fund's long positions in medium to long term interest rate instruments have generated steady profits in recent months, yields began reversing this month, generating losses in several contracts including the 10 year T-Note, Japanese government bond, long gilt and euro bund.

March 2005
----------
A Units of the Fund were up 1.30% for the month of March 2005 and B Units were up 1.45%. Gains from the energy, interest rate and metals sectors offset losses from the Fund's positions in foreign currencies and equity indices. Futures prices in heating oil, unleaded gas and crude oil continued their upward trends this month, benefiting the Fund's long positions. Analysts suggested the rally was a continuation of bullish momentum supported by strong demand and tight supply in gasoline and crude oil ahead of the high-demand summer season. Concerns that rising energy costs might slow industrial growth weakened international equity prices and pushed European bond prices higher. This benefited Fund's positions in long term interest rate instruments but hurt the Fund's long positions in equity indices. Renewed concerns over inflation coupled with an expected short term rate hike by the Federal Reserve, fueled a rally in the U.S. dollar that hurt some of the Fund's positions in foreign currencies. Profits from agricultural commodities and base metals including aluminum and copper, helped to end the month with positive returns.

2004

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

A Units of the Fund were down 4.65% for the month of June 2003 but relatively flat at +.04% for the quarter. B Units were down 4.51% for the month but up ..50% for the second quarter. With a negative result for June, the Fund finished the first half of 2003 with solid returns. Profits for the month were earned in the currency sector while long-term interest rates lost value as yield curves steepened, particularly the Japanese government bond. Short-term interest rates and stock index sectors contributed modest gains for the month, while the energy, metals, agricultural and currency cross-rates contributed small losses.

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

   Past Performance is Not Indicative of Future Results.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

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

     The Fund acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund's past performance is not indicative of its future results.

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

   The Fund's Trading Value at Risk in Different Market Sectors

     The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of March 31, 2005. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of January 31, February 28 and March 31, 2005, the Fund's total capitalization was approximately $241.8 million, $252.6 million, and $268.3 million respectively.


1Q 2005

                          Jan             % Total            Feb             % Total             Mar             % Total
Market Sector             VaR         Capitalization         VaR          Capitalization         VaR         Capitalization
Energy                $1,916,699            .79%         $2,870,128           1.14%           $4,774,973           1.78%
Stock Indices         $5,959,047           2.46%         $7,767,317           3.07%           $6,178,712           2.30%
Agricultural
Commodities           $2,457,060           1.02%         $2,549,948           1.01%           $3,072,673           1.15%
Metals                $2,428,433           1.00%         $3,506,886           1.39%           $3,483,426           1.30%
Currencies           $21,139,464           8.74%        $20,882,407           8.27%          $22,696,821           8.46%
Interest Rates       $ 9,771,305           4.04%         $7,715,714           3.05%           $3,072,373           3.77%
Total                $43,672,008          18.06%        $45,292,400          17.93%          $50,309,619          18.75%


     Of the -5.03% return for the quarter ended March 31, 2005 for A Units, approximately -4.21% was due to trading gains (after commissions) and approximately .73% was due to interest income, offset by approximately -1.55% in performance fees, management fees, selling agent fees and operating costs borne by the Fund. Of the -4.61% return for the year ended March 31, 2005 for B Units, approximately -4.20% was due to trading gains (after commissions) and approximately .73% was due to interest income, offset by approximately -1.14% in performance fees, management fees, selling agent fees and operating costs borne by the Fund.

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

     The following were the primary trading risk exposures of the Fund as of March 31, 2005, by market sector.

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

   Stock Indices

     The Fund's primary equity exposure is to equity price risk in many countries other than the United States. The stock index futures traded by the Fund are limited to futures on broadly based indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European and Japanese indices. (Static markets would not cause major market changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous small losses.)

   Energy

     The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. As of March 31, 2005, crude oil, heating oil and unleaded gas are the dominant energy market exposures of the Fund. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

   Metals

     The Fund's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc.

   Agricultural

     During 2005, the Fund's agricultural exposure was to soybeans, wheat, corn, coffee and cotton.


   Qualitative Disclosures Regarding Non-Trading Risk Exposure.

     The following were the only non-trading risk exposures of the Fund as of March 31, 2005.

   Foreign Currency Balances

     The Fund's primary foreign currency balances are in Euros, Japanese Yen, British Pounds, Australian Dollars, Hong Kong dollars and Canadian dollars. The Fund controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than once a week).

   Treasury Bill and Commercial Paper Positions

     The Fund utilizes UBS Financial Services, Inc. as its cash management securities broker for the investment of some margin excess amounts into short-term fixed income instruments including high grade commercial paper (interest bearing with some credit risk), U.S. Agency securities and Treasury Bills (interest bearing and credit risk free) with durations no longer than one year. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Fund's Treasury Bills, although substantially all of these short-term investments are held to maturity.

   Qualitative Disclosures Regarding Means of Managing Risk Exposure

     The means by which the Fund and the Fund's Trading Advisors, severally, attempt to manage the risk of the Fund's open positions is essentially the same in all market categories traded. The Fund's Trading Advisors apply risk management policies to their respective trading which generally limit the total exposure that may be taken. In addition, the Trading Advisors generally follow proprietary diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as imposing "stop-loss" points at which open positions must be closed out.

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

Item 4: Controls and Procedures

     Steben & Company, Inc., the General Partner of the Fund, with the participation of the General Partner's Chief Executive Officer and Comptroller (principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this quarterly report. Based on their evaluation, the Chief Executive Officer and Comptroller have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

                           PART II-OTHER INFORMATION

Item 1: Legal Proceedings.

      None

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Between January, 2005 and March 31, 2005, the Fund issued Units at monthly closings as set forth in the following chart. However, pursuant to Regulation ss. 229.701. Item 701(d), the Fund enjoys the private offering exemption within the Securities Exchange Act of 1933 ss. 4(2). The Fund is privately offered and sold to "accredited investors" as defined in Securities Exchange Act of 1933 Rule 501(a).

               Schedule on Number and Dollar Amount of Interests
                                  (Additions)
                         (Includes both A and B Units)

-----------------------------    -------------------- --------------------------
           Month                   Dollar Amount of     Number of Additional
                                    Interests Sold           Units Sold
-----------------------------    -------------------- --------------------------
January 2005                           $5,248,379            1,468.5828
-----------------------------    -------------------- --------------------------
February 2005                         $12,407,471            3,638.0902
-----------------------------    -------------------- --------------------------
March 2005                            $14,877,361            4,276.0512
-----------------------------    -------------------- --------------------------

Item 3: Defaults Upon Senior Securities

      Not applicable.

Item 4: Submissions of Matters to a vote of Security Holders.

      None

Item 5: Other Information

      None

Item 6: Exhibits.

      (a) Exhibits and Index.

The following exhibits filed herewith.

Exhibit No.                            Description of Document                        Page No.
31.01             Certification  of Kenneth E. Steben, Chief Executive Officer,         E-2
                  pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange
                  Act of 1934.




31.02             Certification of Barbara Rittenhouse, Comptroller, pursuant           E-4
                  to Rules 13a-14 and 15d-14 of  the Securities Exchange Act of
                  1934.

32.01             Certification of Kenneth E. Steben, Chief Executive Officer,          E-6
                  pursuant  to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02             Certification of Barbara Rittenhouse, Comptroller, pursuant           E-7
                  to 18 U.S.C. Section 1350, as enacted by Section 906 of
                  The Sarbanes-Oxley Act of 2002.


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

                                      Futures Portfolio Fund Limited Partnership
                                      (Registrant)

                               By:    Steben & Company, Inc.
                                      General Partner


Date: May 13, 2005             By:    /s/Barbara Rittenhouse
                                      Barbara Rittenhouse
                                      Comptroller (Principal Financial Officer)