Form 10-Q
period 2005-06-30
FUTURES PORTFOLIO FUND LP
filed 2005-08-12
CIK 861441

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

                 For the quarterly period ended June 30, 2005

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates: the registrant is a limited partnership; as of June 30, 2005, 67,424.7841 Class A units and 19,723.1801 Class B units with an aggregate value of $226,509,025 and $80,122,307 respectively, were outstanding.


==============================================================================

                               Table of Contents

Part I:    Financial Information

Item 1.    Financial Statements

           Statements of Financial Condition
           June 30, 2005 (Unaudited) and December 31, 2004 (Audited)

           Condensed Schedule of Investments
           June 30, 2005 (Unaudited)

           Condensed Schedule of Investments
           December 31, 2004 (Audited)

           Statements of Operations
           For the Three and Six Months Ended June 30, 2005 and 2004 (Unaudited)

           Statements of Cash Flows
           For the Six  Months Ended June 30, 2005 and 2004 (Unaudited)

           Statements of Changes in Partners' Capital (Net Asset Value) - For the Six Months Ended June 30, 2005 and 2004 (Unaudited)

           Notes to Financial Statements for the Six Months Ended June 30, 2005 (Unaudited)

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

Item 1.    Legal Proceedings

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.    Defaults upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                        STATEMENTS OF FINANCIAL CONDITION
            June 30, 2005 (Unaudited) and December 31, 2004 (Audited)
                                 ---------------


                                                                                     June 30,            December 31,
                                                                                       2005                  2004
                                                                                       ----                  ----
ASSETS
    Equity in broker trading accounts
       Cash                                                                          $225,192,346          $177,902,239
       Interest receivable                                                                595,164                     0
       United States government securities
          (cost, including accrued interest, -
          $0 and $35,992,200)                                                                   0            35,992,200
       Unrealized gain on open contracts                                                6,422,895             8,261,541
                                                                                  ---------------       ---------------

              Deposits with brokers                                                   232,210,405           222,155,980

    Cash and cash equivalents                                                          54,823,535            33,448,634
    Commercial paper (cost, including accrued
       interest, - $9,872,500 and $0)                                                   9,872,500                     0
    United States government and agency securities
       (cost, including accrued interest, -
       $29,894,980 and $9,944,295)                                                     29,894,980             9,944,295
    Unrealized gain (loss) on open forward
       currency contracts                                                               6,060,494            (1,572,160)
    General Partner 1% allocation                                                           2,890                     0
                                                                               ------------------ ---------------------
              Total assets                                                           $332,864,804          $263,976,749
                                                                                     ============          ============
LIABILITIES
    Accounts payable                                                              $       982,074     $           5,365
    Commissions and other trading fees
       on open contracts                                                                  106,630                90,930
    General Partner management fee                                                        496,802               425,845
    General Partner 1% allocation                                                               0                21,822
    Advisor management fees                                                               907,387               823,369
    Advisor incentive fees                                                              3,986,175               672,681
    Selling agents fee                                                                    396,167               336,382
    Redemptions payable                                                                 2,699,147             1,492,430
    Subscriptions received in advance                                                  16,659,090             5,306,668
                                                                                   --------------       ---------------
              Total liabilities                                                        26,233,472             9,175,492
                                                                                   --------------       ---------------

PARTNERS' CAPITAL (Net Asset Value)
    Class A Interests - 67,424.7841 and 56,716.3746 units
       outstanding at June 30, 2005 and December 31, 2004                             226,509,025           194,513,666
    Class B Interests - 19,723.1801 and 14,666.9737 units
       outstanding at June 30, 2005 and December 31, 2004                              80,122,307            60,287,591
                                                                                   --------------        --------------
              Total partners' capital
                 (Net Asset Value)                                                    306,631,332           254,801,257
                                                                                    -------------         -------------
                                                                                     $332,864,804          $263,976,749
                                                                                     ============          ============


                             See accompanying notes.



                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                        CONDENSED SCHEDULE OF INVESTMENTS
                                  June 30, 2005
                                   (Unaudited)
                                 ---------------



COMMERCIAL PAPER
----------------
      Principal                                                                                                 % of Net
       Amount                         Description                                               Value          Asset Value
      ---------                       -----------                                               -----          -----------
                                      United States

     $10,000,000                      Banking & Finance (cost, including
                                          accrued interest, - $9,872,500)                   $  9,872,500          3.22 %
                                                                                            ============      ==========


UNITED STATES GOVERNMENT AND AGENCY SECURITIES
----------------------------------------------

                       Maturity                                                                                 % of Net
     Face Value          Date         Description                                               Value          Asset Value
     ----------          ----         -----------                                               -----          -----------
     $10,215,000       09/23/05       Federal Home Loan Bank Discount Note                   $10,133,280          3.30 %
     $10,000,000       11/08/05       Federal Home Loan Mortgage Corporation
                                          Discount Note                                        9,874,000          3.22 %
     $10,000,000       11/10/05       U.S. Treasury Bill                                       9,887,700          3.23 %
                                                                                           -------------      ----------
                                      Total United States government and agency securities
                                          (cost, including accrued interest, - $29,894,980)  $29,894,980          9.75 %
                                                                                             ===========      ==========


LONG FUTURES CONTRACTS
----------------------
                                                                                                                % of Net
                                      Description                                               Value          Asset Value
                                      -----------                                               -----          -----------
                                      Agricultural                                          $ (1,711,704)        (0.56)%
                                      Currency                                                   (79,803)        (0.03)%
                                      Energy                                                      43,597          0.01 %
                                      Interest rate                                            8,450,090          2.76 %
                                      Metal                                                   (1,631,994)        (0.53)%
                                      Stock index                                                178,968          0.06 %
                                                                                          --------------      ----------
                                      Total long futures contracts                          $  5,249,154          1.71 %
                                                                                            ------------      ----------
SHORT FUTURES CONTRACTS
-----------------------
                                                                                                                % of Net
                                      Description                                               Value          Asset Value
                                      -----------                                               -----          -----------
                                      Agricultural                                         $    (113,454)        (0.04)%
                                      Currency                                                 1,017,913          0.33 %
                                      Energy                                                      78,510          0.03 %
                                      Interest rate                                               (6,433)         0.00 %
                                      Metal                                                      197,205          0.06 %
                                                                                          --------------      ----------
                                      Total short futures contracts                         $  1,173,741          0.38 %
                                                                                            ------------      ----------
                                      Total futures contracts                               $  6,422,895          2.09 %
                                                                                            ============      ==========
FORWARD CURRENCY CONTRACTS
--------------------------
                                                                                                                % of Net
                                      Description                                               Value          Asset Value
                                      -----------                                               -----          -----------
                                      Long forward currency contracts                       $ (1,979,115)        (0.64)%
                                      Short forward currency contracts                         8,039,609          2.62 %
                                                                                           -------------      ----------
                                      Total forward currency contracts                      $  6,060,494          1.98 %
                                                                                            ============      ==========



                             See accompanying notes.

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                        CONDENSED SCHEDULE OF INVESTMENTS
                                December 31, 2004
                                    (Audited)
                                 ---------------





UNITED STATES GOVERNMENT AND AGENCY SECURITIES
----------------------------------------------

                       Maturity                                                                                 % of Net
     Face Value          Date         Description                                               Value          Asset Value
     ----------          ----         -----------                                               -----          -----------
     $10,000,000       03/22/05       Federal Home Loan Mortgage Corporation
                                          Discount Note                                     $  9,944,295          3.90 %
      36,000,000       01/06/05       U.S. Treasury Bill                                      35,992,200         14.13 %
                                                                                            ------------       ---------
                                      Total United States government and agency securities
                                          (cost, including accrued interest, - $45,936,495)  $45,936,495         18.03 %
                                                                                             ===========       =========


LONG FUTURES CONTRACTS
----------------------
                                                                                                                % of Net
                                      Description                                               Value          Asset Value
                                      -----------                                               -----          -----------
                                      Agricultural                                         $     961,451          0.38 %
                                      Currency                                                 1,754,893          0.69 %
                                      Energy                                                    (198,627)        (0.08)%
                                      Interest rate                                            1,715,930          0.67 %
                                      Metal                                                    2,491,362          0.98 %
                                      Stock index                                              2,189,269          0.86 %
                                                                                           -------------      ----------
                                      Total long futures contracts                          $  8,914,278          3.50 %
                                                                                            ------------      ----------
SHORT FUTURES CONTRACTS
-----------------------
                                                                                                                % of Net
                                      Description                                               Value          Asset Value
                                      -----------                                               -----          -----------
                                      Agricultural                                        $      (51,895)        (0.02)%
                                      Energy                                                     775,428          0.30 %
                                      Interest rate                                              394,937          0.16 %
                                      Metal                                                   (1,771,207)        (0.70)%
                                                                                           -------------      ----------
                                      Total short futures contracts                        $    (652,737)        (0.26)%
                                                                                           -------------      ----------
                                      Total futures contracts                               $  8,261,541          3.24 %
                                                                                            ============      ==========
FORWARD CURRENCY CONTRACTS
--------------------------
                                                                                                                % of Net
                                      Description                                               Value          Asset Value
                                      -----------                                               -----          -----------
                                      Long forward currency contracts                       $  8,968,638          3.52 %
                                      Short forward currency contracts                       (10,540,798)        (4.14)%
                                                                                           -------------      ----------
                                      Total forward currency contracts                      $ (1,572,160)        (0.62)%
                                                                                            ============      ==========







                             See accompanying notes.

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
        For the Three Months and Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)
                                 ---------------




                                                            Three Months Ended                  Six Months Ended
                                                                 June 30,                           June 30,
                                                          2005             2004              2005             2004
                                                          ----             ----              ----             ----
TRADING GAINS (LOSSES)
    Gain (loss) from trading
       Realized                                       $ 11,375,586      $(10,771,960)  $      838,103     $   6,408,371
       Change in unrealized                              5,308,590        (9,977,532)       5,794,008       (10,268,033)
       Brokerage commissions                              (368,425)         (291,354)        (798,619)         (496,978)
                                                   ---------------   ---------------  ---------------   ---------------
              Gain (loss) from trading                  16,315,751       (21,040,846)       5,833,492        (4,356,640)
                                                     -------------     -------------   --------------    --------------
NET INVESTMENT (LOSS)
    Income
       Interest income                                   2,007,995           380,081        4,002,044           575,670
                                                    --------------   ---------------   --------------   ---------------
    Expenses
       General Partner management fee                    1,427,476           726,958        2,672,144         1,230,057
       General Partner 1% allocation                       101,097          (227,503)         (24,712)         (115,895)
       Advisor management fees                           1,266,006           532,942        2,347,920           842,591
       Advisor incentive fees                            3,779,664              (197)       3,986,294         4,283,412
       Selling agents fee                                1,121,990           576,270        2,123,459           996,978
       Operating expenses                                1,096,163           253,588        2,076,508           455,489
                                                    --------------   ---------------   --------------   ---------------
              Total expenses                             8,792,396         1,862,058       13,181,613         7,692,632
              Operating expenses waived                   (477,193)                0         (899,561)                0
                                                   ---------------   ---------------   --------------   ---------------
              Net total expenses                         8,315,203         1,862,058       12,282,052         7,692,632
                                                    --------------    --------------    -------------    --------------
              Net investment (loss)                     (6,307,208)       (1,481,977)      (8,280,008)       (7,116,962)
                                                    --------------    --------------   --------------    --------------
              NET INCOME (LOSS)                       $ 10,008,543      $(22,522,823)   $  (2,446,516)     $(11,473,602)
                                                      ============      ============    =============      ============



                                                   Three Months Ended June 30,              Six Months Ended June 30,
                                                     2005               2004                 2005               2004
                                                     ----               ----                 ----               ----
                                               Class A  Class B   Class A    Class B Class A    Class B   Class A  Class B
                                               -------  -------   -------    ------- -------    --------  -------- -------
NET INCOME (LOSS) PER UNIT
    (based on weighted average number of
    units outstanding during the period)      $ 108.25  $ 147.19  $(523.38) $(611.15)$  (41.61)$   10.01 $(335.00) $(332.85)
                                              ========  ========  ========  ======== ========= ========= ========  ========
INCREASE (DECREASE) IN NET
    ASSET VALUE PER UNIT                      $ 102.47  $ 141.44  $(544.72) $(626.27)$  (70.16)$  (48.09)$(163.06) $(156.20)
                                              ========  ========  ========  ======== ========= ========= ========  ========





                             See accompanying notes.

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
                 For the Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)
                                 ---------------




                                                                                       2005                  2004
                                                                                       ----                  ----
Cash flows from (for) operating activities
    Net (loss)                                                                     $   (2,446,516)        $ (11,473,602)
    Adjustments to reconcile net (loss) to net
    cash from (for) operating activities
       Net change in unrealized                                                        (5,794,008)           10,268,033
       (Increase) in interest receivable                                                 (632,664)                    0
       (Increase) in General Partner 1% allocation
          receivable                                                                       (2,890)             (115,895)
       Increase (decrease) in accounts payable and
          accrued expenses                                                              4,498,841            (1,169,107)
       Net sales (purchases) of investments in United States
          government and agency securities                                             16,041,515           (58,387,398)
       (Purchase) of commercial paper                                                  (9,835,000)                    0
                                                                                  --------------- ---------------------
              Net cash from (for) operating activities                                  1,829,278           (60,877,969)
                                                                                  ---------------        --------------
Cash flows from (for) financing activities
    Addition of units                                                                  65,987,619            91,199,904
    Subscriptions received in advance                                                  16,659,090            22,561,614
    Redemption of units                                                               (15,810,979)           (1,627,045)
                                                                                   --------------       ---------------
              Net cash from financing activities                                       66,835,730           112,134,473
                                                                                   --------------         -------------
Net increase in cash and cash equivalents                                              68,665,008            51,256,504

Cash and cash equivalents
    Beginning of period                                                               211,350,873            25,353,097
                                                                                    -------------        --------------
    End of period                                                                    $280,015,881        $  76,609,601
                                                                                    =============        ==============
End of period cash and cash equivalents consists of:
    Cash in broker trading accounts                                                  $225,192,346         $  27,589,574
    Cash and cash equivalents                                                          54,823,535            49,020,027
                                                                                   --------------        --------------
              Total end of period cash and cash equivalents                          $280,015,881         $  76,609,601
                                                                                     ============         =============




                             See accompanying notes.

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
          STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                 For the Six Months Ended June 30, 2005 and 2004
                                   (Unaudited)
                                 ---------------



                                             Class A Interests                 Class B Interests
                                             -----------------                 -----------------
                                          Units           Value             Units           Value             Total
                                          -----           -----             -----           -----             -----

Six Months Ended June 30, 2005
------------------------------

Balances at
    December 31, 2004                 56,716.3746     $194,513,666      14,666.9737    $  60,287,591       $254,801,257

Net income (loss) for the six months
    ended June 30, 2005                                 (2,624,598)                          178,082         (2,446,516)

Additions                             14,441.7425       46,705,755       6,329.4817       24,588,532         71,294,287

Redemptions                           (3,647.8959)     (11,784,223)     (1,350.4659)      (5,233,473)       (17,017,696)

Transfers                                (85.4371)        (301,575)         77.1906          301,575                  0
                                   ---------------  ---------------  --------------- ----------------     ----------------
Balances at
    June 30, 2005                     67,424.7841     $226,509,025      19,723.1801    $  80,122,307       $306,631,332
                                   ===============  ===============   ============== ================     =================

                                             Class A Interests                Class B Interests
                                             -----------------                -----------------
                                          Units           Value             Units           Value             Total
                                          -----           -----             -----           -----             -----

Six Months Ended June 30, 2004
------------------------------

Balances at
    December 31, 2003                 16,350.3885    $  55,901,105       5,435.3839    $  21,864,754      $  77,765,859
Net (loss) for the six months
    ended June 30, 2004                                 (9,063,144)                       (2,410,458)       (11,473,602)
Additions                             23,527.5290       83,182,094       3,875.9521       16,514,348         99,696,442
Redemptions                             (361.6514)      (1,293,453)       (139.9521)        (571,688)        (1,865,141)
Transfers                               (222.2235)        (789,450)        181.5188          765,806            (23,644)
                                   -------------- ----------------   -------------- ----------------  -----------------
Balances at
    June 30, 2004                     39,294.0426     $127,937,152       9,352.9027    $  36,162,762       $164,099,914
                                     ============     ============    =============    =============       ============




                                                     Net Asset Value Per Unit
          ---------------------------------------------------------------------------------------------------------------

                June 30, 2005              December 31, 2004              June 30, 2004             December 31, 2003
                -------------              -----------------              -------------             -----------------

            Class A       Class B       Class A        Class B       Class A       Class B       Class A        Class B
            -------       -------       -------        -------       -------       -------       -------        -------
           $3,359.43     $4,062.34     $3,429.59      $4,110.43     $3,255.89     $3,866.47     $3,418.95      $4,022.67
           =========     =========     =========      =========     =========     =========     =========      =========



                             See accompanying notes.

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)
                                 ---------------



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

           C.     Method of Reporting

                  The Partnership's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership's management. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government and agency securities and commercial paper are stated at cost plus accrued interest, which approximates market value.

                  For purposes of both financial reporting and calculation of redemption value, net asset value per Class A or Class B unit is calculated by dividing the net asset value of Class A or Class B by the number of outstanding units of Class A or Class B.

           D.     Cash and Cash Equivalents

                  Cash and cash equivalents includes cash and investments in money market mutual funds.

           E.     Brokerage Commissions

                  Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                 ---------------



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

Note 2.    GENERAL PARTNER

           The General Partner of the Partnership is Steben & Company, Inc., which conducts and manages the business of the Partnership. During the three months and six months ended June 30, 2005 and 2004, the General Partner did not maintain a capital balance in the Partnership, however, the sole shareholder of the General Partner has an investment in Class B Interests of the Partnership.

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                ---------------



Note 2.    GENERAL PARTNER (CONTINUED)
           ---------------------------

           During the three months and six months ended June 30, 2005 and 2004, the General Partner received the following compensation:

           o Commencing December 1, 2004, Class A Interests paid a monthly management fee equal to 1/12 of 1.95% (1.95% per annum) of the net asset value of the Class A Interests as of the last day of each month.
           o For the period January 1, 2004 through November 30, 2004, Class A Interests paid a monthly management fee equal to 1/12 of 2% (2% per annum) of the net asset value of the Class A Interests as of the last day of each month.
           o Class A Interests paid a monthly selling agents fee equal to 1/12 of 2% (2% per annum) of the net asset value of the Class A Interests as of the last day of each month. The General Partner, in turn, pays the selling agents fee to the respective selling agent. If the selling agents fee is not paid to the selling agent, or the General Partner was the selling agent, such portion of the selling agents fee is retained by the General Partner.
           o Class B Interests paid a monthly management fee equal to 1/12 of 1.95% (1.95% per annum) of the net asset value of the Class B Interests as of the last day of each month.
           o Class B Interests paid a monthly selling agents fee equal to 1/12 of .20% (.20% per annum) of the net asset value of the Class B Interests as of the last day of each month. The General Partner, in turn, pays the selling agents fee to the respective selling agent. If the selling agents fee is not paid to the selling agent, or the General Partner was the selling agent, such portion of the selling agent fee is retained by the General Partner.

           For the period January 1, 2004 through November 30, 2004, the General Partner also received, at the time of subscription, a subscription fee equal to 1% of the subscription amount. The General Partner could reduce or waive this fee in its sole discretion. Additions in the statements of changes in partners' capital (net asset value) are reflected net of such subscription fee. Effective December 1, 2004, the General Partner no longer charges a subscription fee.

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

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                ---------------



Note 5.    OPERATING EXPENSES
           ------------------

           The Partnership is responsible for all of its operating expenses such as accounting, audit, legal, administrative, marketing and offering expenses, etc. Operating expenses also include salary and administrative costs incurred by the General Partner relating to marketing and administration of the Partnership, such as salaries and commissions of General Partner marketing personnel and administrative employee salaries and related costs. Pursuant to the terms of the Limited Partnership Agreement, operating expenses that exceed 1% of the average month-end net assets of the Partnership are the responsibility of the General Partner. For the three months and six months ended June 30, 2005, actual operating expenses exceeded 0.25% and 0.50% (pro rated operating expense limitations) of average month-end net assets of the Partnership by $374,953 and $719,672, respectively, with such amounts reflected as operating expenses waived in the statement of operations. Additionally, during the three months and six months ended June 30, 2005, the General Partner voluntarily paid $102,240 and $179,889, respectively, of operating expenses of the Partnership, with such amounts also reflected as operating expenses waived in the statement of operations. For the three months and six months ended June 30, 2005, operating expenses, net of waived operating expenses, were 0.21% and 0.43%, respectively, of the average month-end net assets. For the three months and six months ended June 30, 2004, operating expenses, net of waived operating expenses, were 0.24% and 0.37%, respectively, of the average month-end net assets. For the three months and six months ended June 30, 2004, actual operating expenses did not exceed the operating expense limitations, and, accordingly, no waived operating expenses are reflected in the statement of operations.

Note 6.    SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS
           --------------------------------------------

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. Units are sold at the net asset value per Class A or Class B unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as Limited Partners as of the beginning of the month following the month in which their subscriptions were accepted. At June 30, 2005 and December 31, 2004, the Partnership had received subscriptions of $16,659,090 and $5,306,668, respectively, which were additions to the Partnership effective July 1, 2005 and January 1, 2005, respectively.

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

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                ---------------



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

           Risks arise from investments in mortgage-backed securities and commercial paper due to the potential for default by the issuer or insolvency of the issuer. In the event of default by the issuer or the insolvency of the issuer, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such assets, if any.

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

           The unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:


                                                    Futures Contracts                      Forward Currency Contracts
                                                    (exchange traded)                         (non-exchange traded)
                                             June 30,            December 31,            June 30,            December 31,
                                               2005                  2004                  2005                  2004
                                               ----                  ----                  ----                  ----
           Gross unrealized gains         $ 12,045,125          $ 11,621,802          $ 11,590,548          $ 11,813,827

           Gross unrealized losses          (5,622,230)           (3,360,261)           (5,530,054)          (13,385,987)
                                        --------------        --------------        --------------         -------------

           Net unrealized gain (loss)    $   6,422,895         $   8,261,541         $   6,060,494         $  (1,572,160)
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

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                ---------------



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

Note 9.    INTERIM FINANCIAL STATEMENTS
           ----------------------------

           The statement of financial condition, including the condensed schedule of investments, as of June 30, 2005, the statements of operations for the three months and six months ended June 30, 2005 and 2004, and the statements of cash flows and changes in partners' capital (net asset value) for the six months ended June 30, 2005 and 2004 are unaudited. In the opinion of management, such financial statements reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2005, the results of operations for the three months and six months ended June 30, 2005 and 2004, and cash flows and changes in partners' capital (net asset value) for the six months ended June 30, 2005 and 2004.

Note 10.   FINANCIAL HIGHLIGHTS
           --------------------

           The following information presents per unit operating performance data and other supplemental financial data for the three months and six months ended June 30, 2005 and 2004. This information has been derived from information presented in the financial statements.


                                                                                Three months ended June 30,
                                                                              2005                      2004
                                                                          (Unaudited)               (Unaudited)
                                                                           ---------                 ---------
                                                                      Class A      Class B     Class A      Class B
                                                                     Interests    Interests   Interests    Interests
                                                                     ---------    ---------   ---------    ----------
           Per Unit Performance
           (for a unit outstanding throughout the entire period)
            ---------------------------------------------------

           Net asset value per unit at beginning of period           $3,256.96    $3,920.90    $3,800.61     $4,492.74
                                                                     ---------    ---------    ---------     ---------
           Income from operations:
                Gain (loss) from trading (1)                            176.75       213.41      (506.77)      (599.65)
                Net investment (loss) (1)                               (74.28)      (71.97)      (37.95)       (26.62)
                                                                  ------------ ------------ ------------  ------------
                    Total income (loss) from operations                 102.47       141.44      (544.72)      (626.27)
                                                                  ------------ ------------ ------------  ------------
           Net asset value per unit at end of period                 $3,359.43    $4,062.34    $3,255.89     $3,866.47
                                                                  ============ ============ ============  ============
           Total Return (3)                                               3.15 %       3.61 %     (14.33)%      (13.94)%
                                                                  ============ ============ ============  =============
           Supplemental Data

           Ratios to average net asset value:
                Expenses prior to advisor incentive fees (4), (6)         6.76 %       4.94 %       5.26 %        3.54 %
                Advisor incentive fees (3)                                1.31 %       1.31 %       0.00 %        0.00 %
                                                                      ---------    ---------    ---------     ---------
                    Total expenses (6)                                    8.07 %       6.25 %       5.26 %        3.54 %
                                                                      =========    =========    =========     =========
                Net investment (loss) (2), (4), (5), (6)                 (3.97)%      (2.16)%      (4.27)%       (2.54)%
                                                                      =========    =========    =========     =========


                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                   (Unaudited)
                                ---------------



Note 10.   FINANCIAL HIGHLIGHTS (CONTINUED)
           --------------------------------

                                                                                 Six months ended June 30,
                                                                              2005                      2004
                                                                          (Unaudited)                (Unaudited)
                                                                           ---------                  ---------
                                                                      Class A      Class B      Class A      Class B
                                                                     Interests    Interests    Interests    Interests
                                                                     ---------    ---------    ----------   ---------
           Per Unit Performance
           (for a unit outstanding throughout the entire period)
            ---------------------------------------------------

           Net asset value per unit at beginning of period           $3,429.59    $4,110.43    $3,418.95     $4,022.67
                                                                     ---------    ---------    ---------     ---------
           Income from operations:
                Gain (loss) from trading (1)                             34.69        45.57        43.53         54.77
                Net investment (loss) (1)                              (104.85)      (93.66)     (206.59)      (210.97)
                                                                   ----------- ------------  -----------   -----------
                    Total (loss) from operations                        (70.16)      (48.09)     (163.06)      (156.20)
                                                                  ------------ ------------  -----------   -----------
           Net asset value per unit at end of period                 $3,359.43    $4,062.34    $3,255.89     $3,866.47
                                                                  ============ ============= ===========   ============
           Total Return (3)                                              (2.05)%      (1.17)%      (4.77)%       (3.88)%
                                                                      =========    =========    =========     =========
           Supplemental Data

           Ratios to average net asset value:
                Expenses prior to advisor incentive fees (4), (6)         6.49 %       4.72 %       5.80 %        4.03 %
                Advisor incentive fees (3)                                1.44 %       1.49 %       3.35 %        3.47 %
                                                                      ---------    ---------    ---------     ---------
                    Total expenses (6)                                    7.93 %       6.21 %       9.15 %        7.50 %
                                                                      =========    =========    =========     =========
                Net investment (loss) (2), (4), (5), (6)                 (3.57)%      (1.81)%      (4.90)%       (3.12)%
                                                                      =========    =========    =========     =========


           Total returns are calculated based on the change in value of a Class A or Class B unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.


           (1) The net investment (loss) per unit is calculated by dividing the net investment (loss) by the average number of Class A or Class B units outstanding during the period. Gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of gain (loss) from trading per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.
           (2)    Excludes advisor incentive fees.
           (3)    Not annualized.
           (4)    Annualized.
           (5) The net investment (loss) includes interest income and excludes gain (loss) from trading activities as shown on the statement of operations. The total amount is then reduced by all expenses other than advisor incentive fees. The resulting amount is divided by the average net asset value for the period.
           (6) All of the ratios under the supplemental data are computed net of voluntary and involuntary waivers of operating expenses. For the three months ended June 30, 2005 and 2004, the ratios are net of the 0.03% and 0.00% effect of the voluntary waiver of operating expenses, respectively. For the six months ended June 30, 2005 and 2004, the ratios are net of the 0.06% and 0.00% effect of the voluntary waiver of operating expenses, respectively. Both the nature and the amounts of the waivers are more fully explained in Note 5.

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

Gains or losses are realized when contracts are liquidated. Net unrealized gains or losses on open contracts (the difference between contract price and market price) are reflected in the statement of financial condition. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government and agency securities and commercial paper are stated at cost plus accrued interest, which approximates market value. For purposes of both financial reporting and calculation of redemption value, Net Asset Value per Unit is calculated by dividing Net Asset Value by the number of outstanding Units.

As of June 30, 2005 the aggregate capitalization of the Fund was $306,631,332 of which $226,509,025 was in A units and $80,122,307 was in B units. A units and B units differ only with regard to lower Selling Agent fees for the B units. The net asset value per unit of limited partnership interest ("Unit") for A units as of June 30, 2005 was $3,359.43 and for B units was $4,062.34.


Critical Accounting Policies

The Fund's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by management. Gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 -"Offsetting of Amounts Related to Certain Contracts." The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government and agency securities and commercial paper are stated at cost plus accrued interest, which approximates market value.

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


Results of Operations

2005

The total return for the Six months ended June 30, 2005 was down 2.05% and down 1.17% for A units and B units, respectively. The total return for the six months ended June 30, 2004 was down 4.77% and down 3.88% for A units and B units, respectively.

January 2005
------------
A Units of the Fund were down 6.62% for the month of January 2005 and B Units were down 6.48%. A strong, abrupt rally in the U.S. dollar along with a sell-off in metals and equity indices resulted in significant losses for the Fund in January. The dollar's reversal strengthened after official minutes from the Federal Reserve Bank's December policy meeting were released early in the month. The minutes revealed that several key members were far more concerned about inflationary pressures than was previously known, which suggested to some that the Fed might become more aggressive with its short term rate hikes. The currency markets reacted sending the dollar sharply higher against major foreign currencies, including the euro, yen and British pound. In the metals sector, aluminum and copper price trends also reversed sharply as demand for raw materials continued to decline, in part due to China's softening economy. The Fund did earn some profits this month from its positions in the interest rate sector, including gains from short-term and long-term bond instruments.

February 2005
-------------
A Units of the Fund were up .39% for the month of February 2005 and B Units were up .54%. The Fund finished flat this month with profits from energy, equity indices, agricultural commodities and metals edging out losses from long term interest rate instruments. Profits in energy resulted from the Fund's long positions in crude oil, gas and heating oil where renewed trends pushed crude oil prices past $50/barrel for the first time since November. Equity prices trended higher across many international exchanges benefiting the Fund's long positions in indices. Tightening coffee supplies led coffee prices to a near five year high, which also generated profits. However, while the Fund's long positions in medium to long term interest rate instruments have generated steady profits in recent months, yields began reversing this month, generating losses in several contracts including the 10 year T-Note, Japanese government bond, long gilt and euro bund.

March 2005
----------
A Units of the Fund were up 1.30% for the month of March 2005 and B Units were up 1.45%. Gains from the energy, interest rate and metals sectors offset losses from the Fund's positions in foreign currencies and equity indices. Futures prices in heating oil, unleaded gas and crude oil continued their upward trends this month, benefiting the Fund's long positions. Analysts suggested the rally was a continuation of bullish momentum supported by strong demand and tight supply in gasoline and crude oil ahead of the high-demand summer season. Concerns that rising energy costs might slow industrial growth weakened international equity prices and pushed European bond prices higher. This benefited the Fund's positions in long term interest rate instruments but hurt the Fund's long positions in equity indices. Renewed concerns over inflation coupled with an expected short term rate hike by the Federal Reserve, fueled a rally in the U.S. dollar that hurt some of the Fund's positions in foreign currencies. Profits from agricultural commodities and base metals including aluminum and copper, helped to end the month with positive returns.

April 2005
----------
A Units of the Fund were down 2.85% for the month of April 2005 and B Units were down 2.70%. Losses from the energy, equity indices and metals sectors offset modest profits from the Fund's positions in foreign currencies and interest rate instruments. Oil prices fell below $50 per barrel for the first time since February on reports that crude oil inventories were at their highest level since mid-2002. Futures prices in heating oil, unleaded gas and crude oil reversed from record highs hurting the Fund's long positions. Weak economic data, including the Michigan consumer confidence survey which fell to its lowest level in 18 months, caused a sell-off in equities. The Fund's long position in equity indices, including the DAX, NIKKEI and S&P500 experienced losses. Price reversals in base metals, including aluminum, copper and zinc, also generated losses for the Fund.


May 2005
--------
A Units of the Fund were up 2.91% for the month of May 2005 and B Units were up 3.07%. Profits from interest rate instruments and foreign exchange contracts offset small losses from the agricultural, energy, equity indices and metals markets. Longer term government bond prices in the US, euro zone and Asia continued to trend higher this month. Although the decline in long-term yields continued to confound central banking officials, economists and speculators, the Fund's trend following systems captured significant profits from long positions in multiple interest rate instruments. France's decision not to ratify a new European constitution contributed significantly to a late sell-off in the euro, which also generated significant profits from the Fund's short positions. Modest losses came from base metals (copper and zinc), equity indices (NASDAQ, S&P500, DAX), energy (unleaded gas and heating oil) and some agricultural contracts (cotton and coffee).


June 2005
---------
A Units of the Fund were up 3.16% for the month of June 2005 and B Units were up 3.32%. Profits from foreign exchange, interest rate instruments, equity indices and energy contracts offset losses from the agricultural and metals markets. Despite growing trade imbalances, the U.S. dollar continued to trend higher relative to other major currencies. Speculators saw the cut in interest rates by the Swedish central bank as further evidence of an economic slowdown in Europe. At the same time, the U.S. Federal reserve raised short-term rates by another quarter point. The growing spread between U.S. and European interest rates added further fuel to the dollar's upward trend, which benefited the Fund's short positions in the euro, Swiss franc and yen. The Fund also saw significant profits from its long positions in long-term interest rate instruments. Crude oil and natural gas prices experienced a strong rally in June benefiting the Fund's energy positions. The most significant losses came from long positions in soybeans, soybean meal and soybean oil.

2004

The returns for A units for the years ended December 31, 2004, 2003 and 2002 were .31%, 15.25% and 19.59% respectively. The returns for B units for the years ended December 31, 2004, 2003 and 2002 were 2.18 %, 17.43 % and 21.86 %, respectively. Further analysis of the trading gains and losses is provided below.

A Units of the Fund were up 1.97% for the month of January 2004 and B Units were up 2.13%. Fund performance in January was positive despite some late price reversals in the U.S. dollar and U.S. interest rate sensitive markets. The Federal Open Market Committee ("FOMC") introduced some minor language changes to its policy statement, suggesting to some that the Federal Reserve might be setting the stage to increase short term rates. This caused the U.S. dollar to rise sharply against major foreign currencies and it caused prices on long term U.S. interest rate instruments to fall, reflecting a rise in long term interest rates. Overall, the Fund benefited from net profits in virtually all market sectors including foreign currencies, equities, agricultural, energy and metals. Only the Fund's long positions in interest rate sensitive instruments, including the 30 year Treasury bond and 10 year Treasury note, experienced a loss.


A Units of the Fund were up 9.03% for the month of February 2004 and B Units were up 9.21%. The Fund benefited from gains across all market sectors in February including interest rates, energy, currencies, agricultural commodities, metals and equities. The Fund's strongest returns came from long positions on interest rate instruments as futures prices on several European and U.S. medium term instruments trended higher in anticipation of possible rate cuts in the euro zone. In the energy sector, the Fund's long positions in crude oil continued to profit. The Organization of Petroleum Exporting Countries ("OPEC") maintained tight production controls in spite of strong demand, which pushed oil prices close to the highs observed before the invasion of Iraq.

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

A Units of the Fund were up 5.56% for the month of December 2003, 8.05% for the quarter and 15.25% for 2003. B Units were up 5.72% for the month, 8.55% for the fourth quarter and 17.43% for 2003. There was a strong finish to an interesting year in which the simultaneous fall in the U.S. dollar and the rise in U.S. equity prices surprised many traders and analysts. A substantial portion of the Fund's first quarter gains were generated from the market response to concerns about the impending war with Iraq, but an initial calming in the second quarter ended with one of the most dramatic drops in the prices of U.S. Treasuries in 20 years, wiping out almost all of the Funds gains in the interest rates sector. In the second half of 2003, profits were derived primarily from short positions in the U.S. dollar and long positions in global equity indices. These positions were also responsible for most of the gains for the full year.

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



    The Fund's Trading Value at Risk in Different Market Sectors

         The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of June 30, 2005. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of April 30, May 31 and Jun 30, 2005, the Fund's total capitalization was approximately $270,196,471 million, $288,624,717 million, and $306,631,332 million respectively.


2Q 2005



  Market Sector           Apr             % Total             May             % Total             Jun            % Total
                          VaR         Capitalization          VaR          Capitalization         VaR         Capitalization
Agricultural              2,570,407              0.95%       1,839,157               0.64%      2,407,571               0.79%
Currency                 25,307,791              9.37%      29,941,046              10.37%     34,842,491              11.36%
Energy                    4,846,742              1.79%       2,231,847               0.77%      3,979,104               1.30%
Financial Indices         2,901,814              1.07%       3,196,019               1.11%      6,992,117               2.28%
Interest Rates            9,962,079              3.69%      13,203,550               4.57%     11,456,340               3.74%
Metals                    2,260,974              0.84%       1,134,604               0.39%      2,119,776               0.69%
Total                    47,849,807             17.71%      51,546,224              17.86%     61,797,399              20.15%


             Of the 3.15% return for the quarter ended June 30, 2005 for A Units, approximately 5.42% was due to trading gains (after commissions) and approximately .69% was due to interest income, offset by approximately 2.96% in performance fees, management fees, selling agent fees and operating costs born by the Fund. Of the 3.61% return for the quarter ended June 30, 2005 for B Units, approximately 5.44% was due to trading gains (after commissions) and approximately .69% was due to interest income, offset by approximately 2.52% in performance fees, management fees, selling agent fees and operating costs born by the Fund.

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

             The following were the primary trading risk exposures of the Fund as of June 30, 2005, by market sector.

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

    Energy

             The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. As of June 30, 2005, crude oil, heating oil and unleaded gas are the dominant energy market exposures of the Fund. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

    Metals

             The Fund's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc.

    Agricultural

             During 2005, the Fund's agricultural exposure was to soybeans, wheat, corn, coffee and cotton.


    Qualitative Disclosures Regarding Non-Trading Risk Exposure.

             The following were the only non-trading risk exposures of the Fund as of June 30, 2005.

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

                           PART II-OTHER INFORMATION

Item 1: Legal Proceedings.

      None

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Between April 2005 and June 2005, the Fund issued Units at monthly closings as set forth in the following chart. However, pursuant to Regulation ss. 229.701.
Item 701(d), the Fund enjoys the private offering exemption within the Securities Exchange Act of 1933 ss. 4(2). The Fund is privately offered and sold to "accredited investors" as defined in Securities Exchange Act of 1933 Rule 501(a).

               Schedule on Number and Dollar Amount of Interests
                                  (Additions)
                         (Includes both A and B Units)

-----------------------------    -------------------- ------------------------
           Month                  Dollar Amount of      Number of Additional
                                   Interests Sold            Units Sold
-----------------------------    -------------------- ------------------------
April 2005                               $14,727,155               4,288.7840
-----------------------------    -------------------- ------------------------
May 2005                                 $13,081,055               3,873.5907
-----------------------------    -------------------- ------------------------
June 2005                                $10,952,866               3,226.1253
-----------------------------    -------------------- ------------------------

Item 3: Defaults Upon Senior Securities

      Not applicable.

Item 4: Submissions of Matters to a vote of Security Holders.

      None

Item 5: Other Information

      None

Item 6: Exhibits.

      (a) Exhibits and Index.

The following exhibits filed herewith.


Exhibit No.                         Description of Document                                                Page No.

31.01             Certification of Kenneth E. Steben, Chief Executive Officer, pursuant to Rules 13a-14    E-2
                  and 15d-14 of the Securities Exchange Act of 1934.

31.02             Certification of Barbara Rittenhouse, Comptroller, pursuant to Rules 13a-14 and          E-4





                  15d-14 of the Securities Exchange Act of 1934.

32.01             Certification of Kenneth E. Steben, Chief Executive Officer, pursuant to 18 U.S.C.       E-6
                  Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02             Certification of Barbara Rittenhouse, Comptroller, pursuant to 18 U.S.C. Section         E-7
                  1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.


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

                                  FUTURES PORTFOLIO FUND
                                  LIMITED PARTNERSHIP
                                  (Registrant)

                             By:  Steben & Company, Inc.
                                  General Partner


                             By:  /s/Barbara Rittenhouse
                                  ----------------------
                                  Barbara Rittenhouse
                                  Comptroller (Principal Financial Officer)
                                  August 12, 2005