Form 10-Q
period 2005-09-30
FUTURES PORTFOLIO FUND LP
filed 2005-11-21
CIK 861441

==============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                         ---------------------------


                                   FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2005

                                      OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number:  000-50728


                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)



          Maryland                                    52-1627106
    -----------------------             ---------------------------------
    (State of Incorporation)            (IRS Employer Identification No.)

                          c/o Steben & Company, Inc.
                         2099 Gaither Road, Suite 200
                           Rockville, Maryland 20850
                           -------------------------
               (Address of Principal Executive Office)(zip code)

                                (240) 631-9808
                            Registrant's Telephone
                         Number, Including Area Code:
                         ----------------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: the registrant is a limited partnership; as of September 30, 2005, 72,319.92729 Class A units and 24,340.26384 Class B units with an aggregate value of $242,498,545 and $99,134,256 respectively, were outstanding.

==============================================================================

                               Table of Contents

Part I:   Financial Information

Item 1.   Financial Statements

          Statements of Financial Condition
          September 30, 2005 (Unaudited) and December 31, 2004

          Condensed Schedule of Investments
          September 30, 2005 (Unaudited)

          Condensed Schedule of Investments
          December 31, 2004

          Statements of Operations
          For the Three and Nine Months Ended September 30, 2005 and 2004 (Unaudited)

          Statements of Cash Flows
          For the Nine Months Ended September 30, 2005 and 2004 (Unaudited)

          Statements of Changes in Partners' Capital (Net Asset Value) - For the Nine Months Ended September 30, 2005 and 2004 (Unaudited)

          Notes to Financial Statements for the Nine Months Ended September 30, 2005 (Unaudited)

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

Item 1.   Legal Proceedings

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits


                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                       STATEMENTS OF FINANCIAL CONDITION
             September 30, 2005 (Unaudited) and December 31, 2004

                               -----------------

                                                                            --------------------   ------------------
Statements of Financial Condition                                           Sep. NAV                  341,632,800.43
                                                                            --------------------   ------------------

                                                                               September 30,         December 31,
                                                                                   2005                  2004
                                                                                   ----                  ----
ASSETS
Equity in broker trading accounts
  Cash                                                                            $ 149,134,623        $ 177,902,239
  Interest receivable                                                                   710,287                    -
  United States government securities                                                         0           35,992,200
  Net unrealized gain on open futures contracts                                       8,249,632            8,261,541
                                                                            --------------------   ------------------
       Deposits with brokers                                                      $ 158,094,542        $ 222,155,980

  Cash and cash equivalents                                                          53,891,272           33,448,634
  Commercial paper
     (cost, including accrued interest, -$103,584,431 and $0)                       103,584,431                    0
  United States government and agency securities
     (cost, including accrued interest, -$39,572,799 and $9,944,295)                 39,572,799            9,944,295
  Net unrealized gain on open forward currency contracts                              6,617,808           (1,572,160)
  General Partner 1% allocation                                                             713                    -
                                                                            --------------------   ------------------
       Total assets                                                               $ 361,761,565        $ 263,976,749
                                                                            ====================   ==================
LIABILITIES
  Accounts payable                                                                $   1,519,216        $       5,365
  Commissions and other trading fees on open contracts                                  101,300               90,930
  General Partner management fee                                                        558,484              425,845
  General Partner 1% allocation                                                               -               21,822
  Advisors management fees                                                            1,742,148              823,369
  Advisors incentive fees                                                               649,411              672,681
  Selling agents fee                                                                    430,904              336,382
  Redemptions payable                                                                 5,982,286            1,492,430
  Subscriptions received in advance                                                   9,145,015            5,306,668
                                                                            --------------------   ------------------
       Total liabilities                                                          $  20,128,764        $   9,175,492

PARTNERS' CAPITAL (Net Asset Value)
  Class A Interests - 72,319.92729 units and 56,716.37460 units
    outstanding at September 30, 2005 and December 31, 2004 respectively          $ 242,498,545        $ 194,513,666
  Class B Interests -  24,340.26384 units and 14,666.97370 units
    outstanding at September 30, 2005 and December 31, 2004 respectively             99,134,256           60,287,591
                                                                            --------------------   ------------------
       Total partners' capital  (Net Asset Value)                                 $ 341,632,801        $ 254,801,257
                                                                            --------------------   ------------------
       Total liabilities and partners' capital (Net Asset Value)                  $ 361,761,565        $ 263,976,749
                                                                            ====================   ==================





                            See accompanying notes


                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                       CONDENSED SCHEDULE OF INVESTMENTS
                              September 30, 2005
                                  (Unaudited)

                               -----------------


UNITED STATES GOVERNMENT AND AGENCY SECURITIES
----------------------------------------------
                    Maturity                                                                                  % of Net
    Face Value        Date         Description                                               Value           Asset Value
    ----------        ----         -----------                                               -----           -----------
    10,000,000      11/08/05       Freddie Mac Discount Note                                  9,967,111            2.92%
    10,000,000      11/10/05       U.S. Treasury Bill                                         9,966,688            2.92%
    20,000,000      03/22/06       Fannie Discount Note                                      19,639,000            5.75%
                                                                                        ----------------     ------------
                                   Total United States government and agency               $ 39,572,799           11.58%
                                   securities (cost, including accrued interest,        ================     ============
                                   = $39,572,799)

COMMERCIAL PAPER
----------------
                    Maturity                                                                                  % of Net
    Face Value        Date         Description                                               Value           Asset Value
    ----------        ----         -----------                                               -----           -----------
    10,000,000      11/07/05       General Elec Cap Corp                                      9,967,000            2.92%
    30,000,000      11/22/05       Daimlerchrysler Na Hldg                                   29,832,125            8.73%
    20,000,000      03/22/06       General Elec Cap Corp                                     19,626,650            5.74%
    25,000,000      03/22/06       Societe Generale N Amer                                   24,533,906            7.18%
    20,000,000      03/22/06       Ubs Finance Delaware Llc                                  19,624,750            5.74%
                                                                                        ----------------     ------------
                                   Total commercial paper                                  $103,584,431           30.31%
                                   (cost, including accrued interest, = $103,584,431)   ================     ============


LONG FUTURES CONTRACTS
----------------------
                                                                                                              % of Net
                                   Description                                               Value           Asset Value
                                   -----------                                               -----           -----------
                                   Agricultural                                            $  1,156,736            0.34%
                                   Currency                                                    (258,683)          -0.08%
                                   Energy                                                     1,166,535            0.34%
                                   Interest Rate                                             (2,328,391)          -0.68%
                                   Metal                                                      2,703,889            0.79%
                                   Stock Index                                                3,780,133            1.11%
                                                                                        ----------------     ------------
                                   Total long futures contracts                            $  6,220,219            1.82%
                                                                                        ----------------     ------------

SHORT FUTURES CONTRACTS
-----------------------
                                                                                                              % of Net
                                   Description                                               Value           Asset Value
                                   -----------                                               -----           -----------
                                   Agricultural                                            $    307,281            0.09%
                                   Currency                                                     155,563            0.05%
                                   Energy                                                      (251,055)          -0.07%
                                   Interest Rate                                              2,921,851            0.86%
                                   Metal                                                     (1,091,912)          -0.32%
                                   Stock Index                                                  (12,315)           0.00%
                                                                                        ----------------     ------------
                                   Total short futures contracts                           $  2,029,413            0.61%
                                                                                        ----------------     ------------
                                   Total futures contracts                                 $  8,249,632            2.43%
                                                                                        ================     ============

FORWARD CURRENCY CONTRACTS
--------------------------

                                   Description
                                   -----------
                                   Long forward currency contracts                          (10,713,768)          -3.14%
                                   Short forward currency contracts                          17,315,040            5.07%
                                   Pending option premiums                                       16,536            0.00%
                                                                                        ----------------     ------------
                                   Total forward currency contracts                        $  6,617,808            1.93%
                                                                                        ================     ============

                            See accompanying notes


                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                       CONDENSED SCHEDULE OF INVESTMENTS
                               December 31, 2004

                               -----------------
UNITED STATES GOVERNMENT SECURITIES
-----------------------------------
                    Maturity                                                                                  % of Net
    Face Value        Date         Description                                               Value            Asset Value
    ----------        ----         -----------                                               -----            -----------
    36,000,000      01/06/05       U.S. Treasury Bill                                        35,992,200           14.13%
                                                                                        ----------------     ------------
                                   Total United States government securities               $ 35,992,200           14.13%
                                   (cost, including accrued interest  = $35,992,200)    ================     ============

COMMERCIAL PAPER
----------------
                    Maturity                                                                                  % of Net
    Face Value        Date         Description                                               Value            Asset Value
    ----------        ----         -----------                                               -----            -----------
    10,000,000      03/22/05       Federal Home Loan Mortgage Corporation Discount
                                   Note                                                       9,944,295            3.90%
                                   Total commercial paper                               ----------------     ------------
                                   (cost, including accrued interest  = $9,944,295)        $  9,944,295            3.90%
                                                                                        ================     ============

LONG FUTURES CONTRACTS
----------------------
                                                                                                              % of Net
                                   Description                                               Value            Asset Value
                                   -----------                                               -----            -----------
                                   Agricultural                                            $    961,451            0.38%
                                   Currency                                                   1,754,893            0.69%
                                   Energy                                                      (198,627)          -0.08%
                                   Interest Rate                                              1,715,930            0.67%
                                   Metal                                                      2,491,362            0.98%
                                   Stock Index                                                2,189,269            0.86%
                                                                                        ----------------     ------------
                                   Total long futures contracts                            $  8,914,278            3.50%
                                                                                        ----------------     ------------

SHORT FUTURES CONTRACTS
-----------------------
                                                                                                              % of Net
                                   Description                                               Value            Asset Value
                                   -----------                                               -----            -----------
                                   Agricultural                                            $    (51,895)          -0.02%
                                   Energy                                                       775,428            0.30%
                                   Interest Rate                                                394,937            0.16%
                                   Metal                                                     (1,771,207)          -0.70%
                                                                                        ----------------     ------------
                                   Total short futures contracts                           $   (652,737)          -0.26%
                                                                                        ----------------     ------------
                                   Total futures contracts                                 $  8,261,541            3.24%
                                                                                        ================     ============

FORWARD CURRENCY CONTRACTS
--------------------------

                                   Description
                                   -----------
                                   Long forward currency contracts                            8,968,638            3.52%
                                   Short forward currency contracts                         (10,540,798)          -4.14%
                                                                                        ----------------     ------------
                                   Total forward currency contracts                        $ (1,572,160)          -0.62%
                                                                                        ================     ============


                            See accompanying notes


                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
           For the Three and Nine Months September 30, 2005 and 2004
                                  (Unaudited)

                               -----------------


                                                         Three Months Ended                   Nine Months Ended
                                                           September 30,                         September 30,
                                                         2005              2004               2005              2004
                                                         ----              ----               ----              ----
TRADING GAINS (LOSSES)
  Gain (loss) from trading
    Realized                                         $   899,511      $(17,162,700)      $  1,737,613      $(10,754,329)
    Change in unrealized                               2,384,051        12,340,330          8,178,059         2,072,297
    Brokerage commissions                               (409,313)         (381,905)        (1,186,739)         (878,883)
                                                  ---------------  ----------------   ----------------  ----------------
       Gain (loss) from trading                        2,874,249        (5,204,275)         8,728,933        (9,560,915)

NET INVESTMENT (LOSS)
  Income
    Interest income                                    2,733,008           544,350          6,735,052         1,120,020
                                                  ---------------  ----------------   ----------------  ----------------
  Expenses
    General Partner management fee                     1,621,452           962,898          4,293,596         2,192,955
    General Partner 1% allocation                          2,177           (73,122)           (22,535)         (189,017)
    Advisors management fees                           1,588,521           704,987          3,936,441         1,547,578
    Advisors incentive fees                              252,081                 0          4,238,375         4,283,412
    Selling agents fee                                 1,242,898           772,531          3,366,357         1,769,509
    Operating expenses                                   684,612           211,855          2,997,501           667,344
                                                  ---------------  ----------------   ----------------  ----------------
       Total expenses                                  5,606,928         2,579,149         18,809,735        10,271,781

       Operating expenses waived                        (215,187)                0         (1,114,748)                0
                                                  ---------------  ----------------   ----------------  ----------------
       Net total expenses                              5,391,741         2,579,149         17,694,987        10,271,781
       Net investment (loss)                          (2,658,733)       (2,034,799)       (10,959,935)       (9,151,761)
                                                  ---------------  ----------------   ----------------  ----------------

       NET INCOME (LOSS)                             $   215,516      $ (7,239,074)      $ (2,231,002)     $(18,712,676)
                                                  ===============  ================   ================  ================




                                        Three Months Ended September 30,            Nine Months Ended September 30,
                                           2005                 2004                   2005                  2004
                                           ----                 ----                   ----                  ----
                                    Class A    Class B   Class A    Class B     Class A   Class B     Class A   Class B
                                   ---------  --------- ---------  ---------   --------- ---------   --------  --------

INCREASE  (DECREASE) IN NET
  ASSET VALUE PER UNIT                ($6.29)   $10.51   ($124.84)  ($131.17)   ($76.45)   ($37.58)  ($287.90) ($287.37)
                                      =======   =======  =========  =========   ========   ========  ========= =========




                            See accompanying notes


                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
             For the Nine Months Ended September 30, 2005 and 2004
                                  (Unaudited)

                               -----------------


                                                                                            2005                2004
                                                                                            ----                ----
Cash flows (for) operating activities
  Net (loss)                                                                         $  (2,231,002)      $ (18,712,676)
    Adjustments to reconcile net (loss) to net
    cash (for) operating activities
      (Increase) in unrealized gain/loss                                                (8,178,059)         (2,072,297)
      (Increase) in interest receivable                                                   (707,242)                  0
      (Increase) in General Partner 1% allocation receivable                               (22,535)           (189,017)
      Increase (decrease) in accounts payable and accrued expenses                       2,646,890            (443,353)
      Net (purchases) of investments in United States
        government and agency securities                                                 6,359,917         (63,508,745)
      (Purchase) commercial paper                                                     (103,583,697)                  0
                                                                                    -----------------   -----------------
         Net cash from (for) operating activities                                     (105,715,728)        (84,926,088)

Cash flows from financing activities
  Additions of units                                                                   111,079,676         139,637,585
  Subscriptions received in advance                                                      9,145,015           8,809,962
  Redemption of units                                                                  (22,833,941)         (2,770,731)
                                                                                   -----------------   -----------------
         Net cash from financing activities                                             97,390,750         145,676,816

Net (decrease) increase in cash                                                         (8,324,978)         60,750,728

Cash and cash equivalents
  Beginning of period                                                                  211,350,873          25,353,097
                                                                                   -----------------   -----------------
  End of period                                                                      $ 203,025,895        $ 86,103,825
                                                                                   =================   =================
  End of period cash consists of:
    Cash in broker trading accounts                                                  $ 149,134,623        $ 29,160,396
    Cash and cash equivalents                                                           53,891,272          56,943,429
                                                                                   -----------------   -----------------
         Total end of period cash                                                    $ 203,025,895        $ 86,103,825
                                                                                   =================   =================



                            See accompanying notes


                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
             For the Nine Months Ended September 30, 2005 and 2004
                                  (Unaudited)

                               -----------------

                                                 Class A Interests            Class B Interests
                                                 -----------------            -----------------
                                           Units         Value          Units         Value          Total
                                           -----         -----          -----         -----          -----
Nine Months Ended September 30, 2005
  Balances at December  31, 2004       56,716.37460  $194,513,666   14,666.97370   $60,287,591   $254,801,257

  Net income (loss) for the nine months
    ended September 30, 2005                           (2,848,534)                     617,532     (2,231,002)

  Additions                            21,959.55926    71,637,695   11,340.99313    44,748,649    116,386,344
  Redemptions                          -6,293.90176   (20,579,695)  -1,725.66551    (6,744,103)   (27,323,798)
  Transfers                               -62.10481      (224,587)      57.96252       224,587              0
                                      -------------- ------------- -------------- ------------- --------------
  Balances at September 30, 2005       72,319.92729  $242,498,545   24,340.26384   $99,134,256   $341,632,801
                                      ============== ============= ============== ============= ==============


                                                 Class A Interests           Class B Interests
                                                 -----------------           -----------------
                                           Units         Value          Units         Value          Total
                                           -----         -----          -----         -----          -----
Nine Months Ended September 30, 2004
  Balances at December  31, 2003       16,350.38850   $55,901,105    5,435.38390   $21,864,754    $77,765,859

  Net (loss) for the nine months
    ended September 30, 2004                          (14,805,112)                  (3,907,564)   (18,712,676)
  Additions                            35,484.54260   121,459,644    6,523.39600    26,674,479    148,134,123
  Redemptions                            -681.30450    (2,298,416)    -565.87730    (2,163,403)    (4,461,819)
  Transfers                              -231.27940      (816,815)     180.96230       763,655        (53,160)
                                      -------------- ------------- -------------- ------------- --------------
  Balances at September 30, 2004       50,922.34720  $159,440,406   11,573.86490   $43,231,921   $202,672,327
                                      ============== ============= ============== ============= ==============




                                                   Net Asset Value Per Unit

------------------------------------------------------------------------------------------------------------------------------

     September 30, 2005                         December 31, 2004            September 30, 2004            December 31, 2003
     ------------------                         -----------------            ------------------            -----------------

Class A            Class B              Class A            Class B        Class A       Class B        Class A         Class B
-------            -------              -------            -------        -------       -------        -------         -------

$3,353.14           $4,072.85            $3,429.59          $4,110.43      $3,131.05     $3,735.30      $3,418.95       $4,022.67







                            See accompanying notes

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                               -----------------



Note 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

         A.   General Description of the Partnership

              Futures Portfolio Fund, Limited Partnership (the Partnership) is a Maryland limited partnership that operates as a commodity investment pool. The Partnership utilizes professional trading advisors to engage in the trading of futures contracts, forward currency contracts, and other financial instruments.

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

         C.   Method of Reporting

              The Partnership's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership's management. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government securities and commercial paper are stated at cost plus accrued interest, which approximates market value.

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

         F.   Income Taxes

              The Partnership prepares calendar year U.S. and applicable state income and information tax returns and reports to the partners their allocable shares of the Partnership's income, expenses, and trading gains or losses.

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

                               -----------------



Note 1:  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------
         (CONTINUED)
         -----------

         G.   Foreign Currency Transactions

              The Partnership's functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in trading income currently.

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


Note 2:  GENERAL PARTNER
         ---------------

         The General Partner of the Partnership is Steben & Company, Inc., which conducts and manages the business of the Partnership. During the three months and nine months ended September 30, 2005 and 2004, the General Partner did not maintain a capital balance in the Partnership; however, the sole shareholder of the General Partner has an investment in Class B Interests of the Partnership.

         During the three months and nine months ended September 30, 2005 and 2004, the General Partner received the following compensation:

         o Commencing December 1, 2004, Class A Interest paid a monthly management fee equal to 1/12 of 1.95% (1.95% per annum) of the net asset value of the Class A interest as of the last day of each month.

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

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

                               -----------------



Note 2:  GENERAL PARTNER (CONTINUED)
         ---------------------------

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

         For the period January 1, 2004 through November 30, 2004, the General Partner also received, at the time of subscription, a subscription fee equal to 1% of the subscription amount. The General Partner could reduce or waive this fee in its sole discretion. Additions in the statement of changes in partners' capital (net asset value) for the nine months ended September 30, 2004 are reflected net of such subscription fee. Effective December 1, 2004, the General Partner no longer charges a subscription fee.

         Pursuant to the terms of the Limited Partnership Agreement, the General Partner receives 1% of any increase or decrease in the Partnership's net assets. Such amount is reflected as the General Partner 1% allocation in the statements of financial condition and the statements of operations.


Note 3   COMMODITY TRADING ADVISORS
         --------------------------

         The Partnership has Advisory Agreements with various commodity trading advisors, pursuant to which the Partnership pays each commodity trading advisor a monthly or quarterly management fee equal to 1% or 2% per annum of allocated net assets (as separately defined in each respective Advisory Agreement) and a quarterly or annual incentive fee equal to 20% or 25% of Trading Profits (as separately defined in each respective Advisory Agreement).


Note 4   DEPOSITS WITH BROKERS
         ---------------------

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

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

                               -----------------



Note 5:  OPERATING EXPENSES
         ------------------

         The Partnership is responsible for all of its operating expenses including accounting, audit, legal, administrative, marketing and offering expenses. Operating expenses also include salary and administrative costs incurred by the General Partner relating to marketing and administration of the Partnership, such as salaries and commissions of General Partner marketing personnel and salaries of administrative employees and related costs. Pursuant to the terms of the Limited Partnership Agreement, operating expenses that exceed 1% of the average month-end net assets of the Partnership are the responsibility of the General Partner. For the three months and nine months ended September 30, 2005 , actual operating expenses exceeded 0.25% and 0.75% (prorated operating expense limitation) of average month-end net assets of the Partnership by $124,877 and $875,186, respectively, with such amount reflected as operating expenses waived in the statement of operations. Additionally, during the three months and nine months ended September 30, 2005, the General Partner voluntarily paid $90,310 and $239,562, respectively, of operating expenses of the Partnership, with such amounts also reflected as operating expenses waived in the statement of operations. For the three months and nine months ended September 30, 2005, operating expenses, net of waived operating expenses, were .21% and .65%, respectively, of the average month-end net assets. For the three months and nine months ended September 30, 2004, operating expenses, net of waived operating expenses, were .11% and .60%, respectively, of the average month-end net assets. For the three month and nine months ended September 30, 2004, actual operating expenses did not exceed the operating expense limitations, and accordingly, no waived operating expenses are reflected in the statement of operations.


Note 6   SUBSCRIPTIONS, DISTRIBUTIONS, AND REDEMPTIONS
         ---------------------------------------------

         Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. Units are sold at the net asset value per Class A or Class B unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as Limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At September 30, 2005 and December 31, 2004, the Partnership had received subscriptions of $9,145,015 and $5,306,668, respectively, which were additions to the Partnership effective October 1, 2005 and January 1, 2005, respectively.

         The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of Class A or Class B units owned, subject to restrictions in the Limited Partnership Agreement.


Note 7   TRADING ACTIVITIES AND RELATED RISKS
         ------------------------------------

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

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

                               -----------------



Note 7:  TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
         ------------------------------------------------

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

         The Partnership has a substantial portion of its assets on deposit with interbank market makers and other financial institutions in connection with its trading of forward currency contracts and its cash management activities. In the event of an interbank market maker's or financial institution's insolvency, recovery of Partnership assets may be limited to account insurance or other protection afforded such deposits.

         Risks arise from investments in commercial paper due to the potential for default by the issuer or insolvency of the issuer. In the event of default by the issuer or the insolvency of the issuer, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such assets, if any.

         For derivatives, risks arise from changes in the market value of the underlying contracts. Theoretically, the Partnership is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short.

         The unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:


                                               Futures Contracts                Forward Currency Contracts
                                               (exchange traded)                   (non-exchange traded)
                                      September 30,       December 31,       September 30,       December 31,
                                               2005               2004                2005               2004
                                             ------             ------              ------             ------
Gross unrealized gains                 $ 14,157,591       $ 11,621,802        $ 21,912,019       $ 11,813,827
Gross unrealized losses                  (5,907,959)        (3,360,261)        (15,294,211)       (13,385,987)
                                   -----------------  -----------------   -----------------  -----------------
Net unrealized gain (loss)             $  8,249,632       $  8,261,541        $  6,617,808       $ (1,572,160)
                                   =================  =================   =================  =================



         The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 8:  GUARANTEES
         ----------

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

Note 9:  INTERIM FINANCIAL STATEMENTS
         ----------------------------

         The statements of financial condition including the condensed schedule of investments, as of September 30, 2005, the statements of operations for the three months and nine months ended September 30, 2005 and 2004, the statement of cash flows and changes in partners' capital (net asset value) for the nine months ended September 30, 2005 and 2004 and the accompanying notes to the financial statements are unaudited. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2005, results of operation for the three months and nine months ended September 30, 2005 and 2004, cash flows and changes in partners' capital (net asset value) for the nine months ended September 30, 2005 and 2004. The results of operations for the three months and nine months ended September 30, 2005 and 2004 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our form 10-K as filed with the Securities and Exchange Commission.

Note 10: FINANCIAL HIGHLIGHTS
         --------------------

         The following information presents per unit operating performance data and other supplemental financial data for the three months and nine month ended September 30, 2005 and 2004. This information has been derived from information presented in the financial statements.


                                                                                      Three months ended September 30,
                                                                                      2005                          2004
                                                                                   (Unaudited)                  (Unaudited)
                                                                                   -----------                  -----------
                                                                              Class A        Class B       Class A        Class B
                                                                             Interests      Interests     Interests      Interests
                                                                             ---------      ---------     ---------      ---------
Per Unit Performance
(for a unit outstanding throughout the entire period)
-----------------------------------------------------
Net asset value per unit at beginning of period                             $3,359.43      $4,062.34      $3,255.89      $3,866.47
                                                                         -------------  -------------   ------------   ------------

Income from operations:
              Gain (loss) from trading (1)                                      22.66          27.23         (88.36)       (105.04)
              Net investment (loss) (1)                                        (28.95)        (16.72)        (36.48)        (26.13)
                                                                         -------------  -------------   ------------   ------------

                          Total income (loss) from operations                   (6.29)         10.51        (124.84)       (131.17)
                                                                         -------------  -------------   ------------   ------------

Net asset value per unit at end of period                                   $3,353.14      $4,072.85      $3,131.05      $3,735.30
                                                                         =============  =============   ============   ============

Total Return (3)                                                               -0.19%          0.26%         -3.83%         -3.39%
                                                                         =============  =============   ============   ============

Supplemental Data

Ratios to average net asset value:
              Expenses prior to advisor incentive fees (4),(6)                  6.52%          4.67%          5.68%          3.86%
              Advisor incentive fees (3)                                        0.08%          0.08%          0.00%          0.00%
                                                                         -------------  -------------   ------------   ------------

                          Total expenses (6)                                    6.60%          4.75%          5.68%          3.86%
                                                                         =============  =============   ============   ============

              Net investment (loss) (2),(4),(5),(6)                            -3.18%         -1.36%         -4.57%         -2.75%
                                                                         =============  =============   ============   ============



         Total returns are calculated based on the change in value of a unit during the period. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.


Note 10: FINANCIAL HIGHLIGHTS (CONTINUED)
         --------------------------------

                                                                                    Nine months ended September 30,
                                                                                    2005                          2004
                                                                                 (Unaudited)                  (Unaudited)
                                                                                 -----------                  -----------
                                                                           Class A        Class B        Class A        Class B
                                                                           Interests      Interests      Interests      Interests
                                                                           ---------      ---------      ---------      ---------
Per Unit Performance
(for a unit outstanding throughout the entire period)
-----------------------------------------------------

Net asset value per unit at beginning of period                             $3,429.59      $4,110.43      $3,418.95      $4,022.67
                                                                         -------------  -------------   ------------   ------------
Income from operations:
              Gain (loss) from trading (1)                                      46.69          56.82         (71.68)        (76.79)
              Net investment (loss) (1)                                       (123.14)       ( 94.40)       (216.22)       (210.58)
                                                                         -------------  -------------   ------------   ------------

                          Total income (loss) from operations                  (76.45)        (37.58)       (287.90)       (287.37)
                                                                         -------------  -------------   ------------   ------------

Net asset value per unit at end of period                                   $3,353.14      $4,072.85      $3,131.05      $3,735.30
                                                                         =============  =============   ============   ============

Total Return (3)                                                               -2.23%         -0.91%         -8.42%         -7.14%
                                                                         =============  =============   ============   ============

Supplemental Data

Ratios to average net asset value:
              Expenses prior to advisor incentive fees (4),(6)                  6.16%          4.35%          5.75%          3.96%
              Advisor incentive fees (3)                                        1.47%          1.44%          2.81%          3.01%
                                                                         -------------  -------------   ------------   ------------

                          Total expenses (6)                                    7.63%          5.79%          8.56%          6.97%
                                                                         =============  =============   ============   ============

              Net investment (loss) (2),(4),(5),(6)                            -3.07%         -1.26%         -4.75%         -2.96%
                                                                         =============  =============   ============   ============


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

(6) All of the ratios under the supplemental data are computed net of voluntary and involuntary waivers of operating expenses. For the three months ended September 30, 2005 and 2004, the ratios are net of the 0.04% and 0.00% effect of the voluntary waiver of operating expenses, respectively. For the nine months ended September 30, 2005 and 2004, the ratios are net of the 0.08% and

     0.00% effect of the voluntary waiver of operating expenses, respectively. Both the nature and the amounts of the waivers are more fully explained in Note 5.

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

Gains or losses are realized when contracts are liquidated. Net unrealized gains or losses on open contracts (the difference between contract price and market price) are reflected in the statement of financial condition. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government and agency securities and commercial paper are stated at cost plus accrued interest, which approximates market value. For purposes of both financial reporting and calculation of redemption value, Net Asset Value per Unit is calculated by dividing Partners' Capital (Net Asset Value) by the number of outstanding Units.

As of September 30, 2005 the aggregate capitalization of the Fund was $341,632,801 of which $242,498,545 was in A units and $99,134,256 was in B units. A units and B units differ only with regard to lower Selling Agent fees for the B units. The net asset value per unit of limited partnership interest ("Unit") for A units as of September 30, 2005 was $3,353.14 and for B units was $4,072.85.


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

Off-Balance Sheet Arrangements

The term "off-balance sheet arrangements" refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures positions of the Fund at the same time, and if the commodity trading advisors were unable to offset such futures positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss. Steben & Company, the General Partner, minimizes market risk through diversification of the portfolio allocations to multiple trading advisors, and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

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

Approximately 10% to 30% of the Fund's assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Government Securities in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 10% to 30% of the Fund's assets are deposited with over-the-counter counterparties in order to initiate and maintain forward contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining 40% to 80% of the Fund's assets will normally be invested in cash equivalents, such as U.S. Treasury bills and commercial paper, and held by the futures broker or the over-the-counter counterparties.

The Fund's assets are not and will not be, directly or indirectly, commingled with the property of any other person in violation of law or invested with or loaned to Steben & Company or any affiliated entities.


Results of Operations

2005

The total return for the nine months ended September 30, 2005 was down 2.23% and down 0.91% for A units and B units, respectively. The total return for the nine months ended September 30, 2004 was down 8.42% and down 7.14% for A units and B units, respectively.

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

February 2005
-------------
A Units of the Fund were up 0.39% for the month of February 2005 and B Units were up 0.54%. The Fund finished flat this month with profits from energy, equity indices, agricultural commodities and metals edging out losses from long term interest rate instruments. Profits in energy resulted from the Fund's long positions in crude oil, gas and heating oil where renewed trends pushed crude oil prices past $50/barrel for the first time since November. Equity prices trended higher across many international exchanges benefiting the Fund's long positions in indices. Tightening coffee supplies led coffee prices to a near five year high, which also generated profits. However, while the Fund's long positions in medium to long term interest rate instruments have generated steady profits in recent months, yields began reversing this month, generating losses in several contracts including the 10 year T-Note, Japanese government bond, long gilt and euro bund.

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


July 2005
---------
A Units of the Fund were down 1.17% for the month of July 2005 and B Units were down 1.03%. Losses from interest rate instruments offset profits from the energy, equity indices and metals markets. Long and medium term interest rate instruments reversed from previous month's highs, hurting the Fund's long positions. Interest rate instrument prices fell after European Central Bank officials softened their stance on possible rate cuts in the Euro-zone, while minutes from June's Federal Reserve committee meeting suggested further increases in short term U.S. interest rates were likely. The

Chinese government later announced that it would no longer peg its currency to the US dollar fueling speculation that China might curb its large purchases of US Treasuries, which further weakened interest rate instrument prices. Long positions in the energy sector profited as supply uncertainties from the effects of Hurricane Dennis and two large oil refinery fires in the US caused crude oil prices to increase. Additional profits came from the Fund's long positions in several international equity indices including the DAX, S&P500, FTSE and Hang Seng Indices.

August 2005
-----------
A Units of the Fund were down 1.48% for the month of August 2005 and B Units were down 1.33%. Losses from currencies and interest rate instruments offset significant profits from the energy sector this month. Short and medium term interest rates fell. This adversely affected the Fund's short positions in Eurodollars, Japanese government bonds and US treasury bonds. Traders speculated that higher energy costs might impact U.S. economic growth and force the Federal Reserve to modify its current rate tightening policy. The effects of hurricane Katrina late in the month exacerbated that view sending bond prices even higher. Energy prices however, continued to rise benefiting the Fund's long positions in light crude oil, natural gas, heating oil and unleaded gasoline. Oil supply and distribution concerns grew stronger in the wake of hurricane Katrina. Crude oil breached $70 a barrel before administration officials announced they would tap strategic oil reserves.

September 2005
--------------
A Units of the Fund were up 2.51% for the month of September 2005 and B Units were up 2.67%. Profits from equity indices, foreign currencies, metals and agricultural commodities offset losses from energy and interest rate instruments. The Fund's long positions in Japanese and German stock indices generated the strongest profits. The Tokyo Stock Exchange's Nikkei index increased 23 percent since May and was bolstered this month by upbeat economic reports as well as Prime Minister Koizumi's election victory in Japan. The US dollar continued to strengthen, generating profits for the Fund's short positions in the yen, euro and Australian dollar. Crude oil prices retreated from August's highs after the impact from Hurricane Rita was determined to be much less than anticipated. Fortunately, losses in the energy sector were largely offset by the Fund's long positions in natural gas which reached all-time highs in September. Fixed income markets also retreated, hurting some of the Fund's long positions in foreign interest rate instruments.


2004

The returns for A units for the years ended December 31, 2004, 2003 and 2002 were 0.31%, 15.25% and 19.59% respectively. The returns for B units for the years ended December 31, 2004, 2003 and 2002 were 2.18 %, 17.43 % and 21.86 %, respectively. Further analysis of the trading gains and losses is provided below.

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

A Units of the Fund were down 0.02% for the month of March 2004 and B Units were up 0.13%. Fund performance was virtually flat for the month with losses from the energy and foreign currency markets edging out gains from metals, interest rate instruments and agricultural commodities. The strongest returns came from long positions in soybean futures as heavy demand from China continued to push prices higher. Metals were profitable due to a continuing upward trend in silver. The U.S. dollar was mixed for the month with small gains against most of the major currencies but losing ground to the Japanese yen. An overseas bombing in Madrid along with lackluster U.S. economic data, created additional volatility in the energy markets that led to modest losses in the Fund's long positions.

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



    The Fund's Trading Value at Risk in Different Market Sectors

         The following tables indicate the trading Value at Risk associated with the Fund's open positions for the months of July, August and September 2005. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of July 31, August, 31, and September 30, 2005, the Fund's total capitalization was $318,526,513, $325,040,325 and $341,632,801 respectively.


3Q 2005

  Market Sector              Jul          % Total          Aug              % Total            Sep            % Total
                             VaR       Capitalization      VaR           Capitalization        VaR         Capitalization
Agricultural             2,559,995         0.80%        2,394,039             0.74%         2,637,091            0.77%
Currency                 33,688,017        10.58%       38,718,732            11.91%        25,999,099           7.61%
Energy                   3,931,221         1.23%        6,299,471             1.94%         4,845,316            1.42%
Financial Indices        12,593,747        3.95%        10,001,463            3.08%         11,966,449           3.50%
Interest Rates           9,405,045         2.95%        10,709,556            3.29%         8,099,013            2.37%
Metals                   1,930,146         0.61%        3,339,102             1.03%         3,327,891            0.97%
Total                    64,108,170        20.12%       71,462,362            21.99%        56,874,859           16.64%


             Of the (0.19)% return for the quarter ended September 30, 2005 for A Units, approximately 1.68% was due to trading gains (after commissions) and approximately 1.67% was due to interest income, offset by approximately 3.54% in performance fees, management fees, selling agent fees and operating costs borne by the Fund. Of the 0.26% return for the quarter ended September 30, 2005 for B Units, approximately 0.52% was due to trading gains (after commissions) and approximately 0.46% was due to interest income, offset by approximately 0.72% in performance fees, management fees, selling agent fees and operating costs borne by the Fund.


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

             The following were the primary trading risk exposures of the Fund as of September 30, 2005, by market sector.

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

    Energy

             The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. As of September 30, 2005, crude oil, heating oil and unleaded gas are the dominant energy market exposures of the Fund. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

    Metals

             The Fund's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc.

    Agricultural

             During 2005, the Fund's agricultural exposure was to soybeans, wheat, corn, coffee and cotton.


    Qualitative Disclosures Regarding Non-Trading Risk Exposure.

             The following were the only non-trading risk exposures of the Fund as of September 30, 2005.

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

                           PART II-OTHER INFORMATION

Item 1: Legal Proceedings.

      None

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Between July 2005 and September 2005, the Fund issued Units at monthly closings as set forth in the following chart. However, pursuant to Regulation ss. 229.701. Item 701(d), the Fund enjoys the private offering exemption within the Securities Exchange Act of 1933 ss. 4(2). The Fund is privately offered and sold to "accredited investors" as defined in Securities Exchange Act of 1933 Rule 501(a).

         Schedule on Number and Dollar (Additions) Amount of Interests
                         (Includes both A and B Units)

-----------------------------    -------------------- --------------------------
           Month                  Dollar Amount of      Number of Additional
                                   Interests Sold            Units Sold
-----------------------------    -------------------- --------------------------
July 2005                                $16,727,000                4,546.19102
-----------------------------    -------------------- --------------------------
August 2005                              $14,451,096                4,029.58433
-----------------------------    -------------------- --------------------------
September 2005                           $13,913,961                3,953.55283
-----------------------------    -------------------- --------------------------

Item 3: Defaults Upon Senior Securities

      Not applicable.

Item 4: Submissions of Matters to a vote of Security Holders.

      None

Item 5: Other Information

      None

Item 6: Exhibits.

      (a) Exhibits and Index.

The following exhibits filed herewith.

Exhibit No.                       Description of Document              Page No.

31.01        Certification of Kenneth E. Steben, Chief Executive       E-2
             Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

31.02        Certification of Barbara Rittenhouse, Comptroller,        E-4
             pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.

32.01        Certification of Kenneth E. Steben, Chief Executive       E-6
             Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.

32.02        Certification of Barbara Rittenhouse, Comptroller,        E-7
             pursuant to 18 U.S.C. Section 1350, as enacted by
             Section 906 of The Sarbanes-Oxley Act of 2002.


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

                                     FUTURES PORTFOLIO FUND
                                     LIMITED PARTNERSHIP
                                     (Registrant)

                                By:  Steben & Company, Inc.
                                     General Partner



                                By:  /s/ Barbara Rittenhouse
                                     ------------------------------------
                                     Barbara Rittenhouse
                                     Comptroller (Principal Financial Officer)
                                     November 21, 2005