Form 10-K
period 2005-12-31
FUTURES PORTFOLIO FUND LP
filed 2006-03-31
CIK 861441

==============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                   FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Fiscal Year Ended December 31, 2005

                                      OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file number:  000-50728

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
            (Exact name of registrant as specified in its charter)

        Maryland                                          52-1627106
------------------------                      ---------------------------------
(State of Incorporation)                      (IRS Employer Identification No.)

                          c/o Steben & Company, Inc.
                         2099 Gaither Road, Suite 200
                           Rockville, Maryland 20850
               (Address of Principal Executive Office)(zip code)

                                (240) 631-9808
             Registrant's telephone number, including area code:

                   ----------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange

Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]    Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [ ] Yes [X] No

Aggregate market value of the voting and non-voting common equity held by non-affiliates: the registrant is a limited partnership; as of December 31, 2005, 75,378.5969 Class A units and 26,635.1317 Class B units with an aggregate value of $ 263,005,434 and $ 113,386,679 respectively, were outstanding.

Securities to be registered pursuant to Section 12(b) of the Act: NONE

Securities to be registered pursuant to Section 12(g) of the Act: Limited Partnership Interests

                      Documents Incorporated by Reference

Registrant's Financial Statements for the year ended December 31, 2005 with Report of Independent Registered Public Accounting Firm and the annual report to security holders for the fiscal year ended December 31, 2005, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

==============================================================================

                               Table of Contents

                                    Part I

Item 1: Business.............................................................1

Item 2: Properties...........................................................8

Item 3:Legal Proceedings.....................................................8

Item 4: Submission of Matters to a Vote of Security Holders..................8

                                    Part II

Item 5: Markets for Registrant's Common Equity, Related Stockholder
        Matters and Issuer Purchases of Equity Securities....................9

Item 6: Selected Financial Data.............................................10

Item 7: Management's Discussion and Analysis of Financial Condition
        and Results of Operations...........................................16

Item 7A: Quantitative and Qualitative Disclosures About Market Risk.........25

Item 8: Financial Statements and Supplementary Data.........................29

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................30

Item 9A: Controls and Procedures............................................30

Item 9B: Other Information..................................................30

                                   Part III

Item 10: Directors and Executive Officers of the Registrant ................30

Item 11: Executive Compensation.............................................33

Item 12: Security Ownership of Certain Beneficial Owners and Management ....34

Item 13: Certain Relationships and Related Transactions.....................35

Item 14: Principal Accounting Fees and Services.............................35

                                    Part IV

Item 15: Exhibits, Financial Statement Schedules............................36

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

     Under its Limited Partnership Agreement ("Partnership Agreement"), the Fund has delegated the exclusive management of all aspects of the business and administration of the Fund to the Fund's general partner, Steben & Company, Inc. ("Steben & Company", or the "General Partner") a Maryland corporation organized in February 1989. Steben & Company is registered with the Commodity Futures Trading Commission ("CFTC") as a Commodity Pool Operator ("CPO") and an Introducing Broker and is a member of the National Futures Association ("NFA") in such capacities. Steben & Company is registered with the Securities and Exchange Commission ("SEC") as a broker dealer and is a member of the National Association of Securities Dealers ("NASD") in such capacity. Steben & Company is registered with the SEC as a registered investment advisor. The Fund is not a registered investment company.

     The Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Partnership Agreement. The General Partner has no present intention of withdrawing and intends to continue the Fund business as long as it believes that it is in the best interest of the Partners to do so. In addition, certain events may occur which could result in early termination.

     The Fund's assets are allocated among accounts managed by professional commodity trading advisors (the "Trading Advisors"). While it is not currently the case, portions of the Fund's assets may be allocated to other investment funds or pools at the discretion of the General Partner in order to access the services of particular Trading Advisors. The General Partner is responsible for selecting and monitoring the Trading Advisors, and it may add new Trading Advisors in the future or terminate the current Trading Advisors, and will, in general, allocate and reallocate the Fund's assets among the Trading Advisors as it deems is in the best interests of the Fund.

     As of December 31, 2005, the aggregate capitalization of the Fund was $376,392,113. The net asset value per limited partnership interest ("Unit") of the Class A Units was $3,489.13, and the net asset value per Unit of the Class B Units was $4,257.03.

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

     The Fund trades speculatively in the U.S. and international futures and forward markets and may include options and securities. Specifically, the Fund trades futures on interest rates, stock indices, energy products, currencies, metals and agricultural commodities. The Fund trades currency forwards and may trade forwards on other items in the future.

     The Fund utilizes UBS Financial Services, Inc. as it cash management securities broker for the investment of some margin excess amounts into short-term fixed income instruments including high grade commercial paper (interest bearing with some credit risk), U.S. Agency securities and Treasury Bills (interest bearing and credit risk free) with durations no longer than one year.

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

     General Partner

     The General Partner manages all aspects of the Fund's business, including selecting the Fund's Trading Advisors; allocating the Fund's assets among them; possibly investing a portion of the Fund's assets in other investment pools; selecting the Fund's Futures Broker(s), accountants and attorneys; computing the Fund's Net Assets; reporting to Limited Partners; directing the investment of Fund excess margin monies in interest-bearing instruments and/or cash; and handling Partners' redemptions of their Units. Mr. Kenneth E. Steben is the President of the General Partner. The General Partner will maintain office facilities for and furnish administrative and clerical services to the Fund. The General Partner will be reimbursed for certain out of pocket expenses for the Fund, including clerical, accounting, legal, postage and shipping, offering costs, printing and other expenses of the Fund. There have been no material administrative, civil or criminal actions within the past five years against the general partner or its principals and no such actions currently are pending.

     Trading Advisors and Allocations of the Fund

     As of December 31, 2005 the Trading Advisors of the Fund and the allocation of the Fund's assets are approximately reflected as follows:

------------------------------------- ----------------- ----------------------
                                       As a % of Total   As a % of Total Fund
                                         Allocations            Equity
------------------------------------- ----------------- ----------------------
   Aspect Capital, Ltd.                      19%                  26%
------------------------------------- ----------------- ----------------------

------------------------------------- ----------------- ----------------------
   Campbell & Company, Inc.                  39%                  54%
------------------------------------- ----------------- ----------------------
   Sunrise Capital Partners, LLC             17%                  23%
------------------------------------- ----------------- ----------------------
   DKR Fusion Management Co., LP             25%                  34%
------------------------------------- ----------------- ----------------------

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

     Total expenses, other than the Trader's performance incentive fees, as a percentage of the Fund's average month-end net assets for the years ended December 31, 2005, 2004 and 2003 were 6.7%, 5.9%, and 5.6%, respectively.

     Description of Current Charges.
     -------------------------------

------------------------ ----------------- -----------------------------------
      Recipient             Nature of               Amount of Payment
                             Payment
------------------------ ----------------- -----------------------------------
Steben & Company, Inc.   Management Fee         A monthly management fee of
                         (asset-based)     .1625% per month (1.95% annually)
                                           for Class A units and .1625% (1.95%
                                           annually) for Class B units of Fund
                                           Net Assets at the end of each
                                           month. Steben & Company may pay a
                                           portion of its monthly management
                                           fee on an ongoing basis to selected
                                           agents who have sold the Units, in
                                           return for their provision of
                                           ongoing services to the Limited
                                           Partners.

                                                General Partner will receive
                                           an allocation pro rata from the
                                           other Partners of 1% of any
                                           increase (or decrease) in the
                                           Fund's Net Assets, without regard
                                           to additions and withdrawals.
------------------------ ----------------- -----------------------------------
Trading Advisors         Management Fees        The Trading Advisors will
                         (asset-based)     receive monthly management fees
                                           based upon the assets under their
                                           management as follows:

                                                o    Aspect: .167% monthly (2%
                                                     per year)

                                                o    Campbell: .083% monthly
                                                     (1% per year)

                                                o    Sunrise: .083% monthly
                                                     (1% per year)

                                                o    DKR: .5% quarterly (2%
                                                     per year)

                                                The management fees are
                                           calculated at the end of each
                                           month.
------------------------ ----------------- -----------------------------------

------------------------ ----------------- -----------------------------------
      Recipient             Nature of               Amount of Payment
                             Payment
------------------------ ----------------- -----------------------------------
Trading Advisors         Incentive Fees    The Trading Advisors receive
                                           incentive fees for any "Net New
                                           Trading Profits" generated on the
                                           portion of the Fund the respective
                                           Trading Advisor manages as follows:

                                                o    Aspect: 20%

                                                o    Campbell: 25%

                                                o    Sunrise: 25%

                                                o    DKR 20%

                                           The incentive fees are calculated
                                           quarterly.
------------------------ ----------------- -----------------------------------
Commodity brokerage      Clearing Brokers  The Fund will pay brokerage
commissions and                            commissions on U.S. futures
related fees                               exchanges at the rate of $4.40 to
                                           $10.74 per "round-turn" futures
                                           transaction which includes NFA,
                                           execution, clearing and exchange
                                           fees. Brokerage commissions will be
                                           higher for trades executed on some
                                           foreign exchanges. Steben & Company
                                           estimates that the round-turn
                                           equivalent rate charged to the Fund
                                           during each of the years ended
                                           2005, 2004 and 2003 was
                                           approximately $12.
------------------------ ----------------- -----------------------------------
Calyon Financial         Forward           A portion of the forward
                         Counterparty      counterparty's execution costs are
                         Execution         included in the price of each
                                           forward contract purchased or sold,
                                           and, accordingly, such costs cannot
                                           be determined but are charged.
                                           Prime brokerage fees, combined with
                                           the futures broker's charges,
                                           usually equal approximately 1% of
                                           the Fund's net assets. CIS
                                           Financial Services, Inc., the
                                           Fund's primary forward counterparty
                                           charges a $20 per million per round
                                           turn service charge.
------------------------ ----------------- -----------------------------------
Selling Agents           Selling Agent     A monthly fee of .1667% of the net
                         Fees              asset value of the Class A units
                                           (2% per year) and .0167% of the net
                                           asset value of the Class B units
                                           (0.2% per year) will be charged to
                                           the Fund and paid to the Selling
                                           Agents. To the extent the General
                                           Partner is responsible for the
                                           sale of Units, or in cases where
                                           the Selling Agent does not receive
                                           this fee, the General Partner will
                                           retain these monthly fees.
------------------------ ----------------- -----------------------------------
Steben & Company         Professional Fees The Fund will pay its accounting,
                                           audit, legal, administrative and
                                           offering expenses estimated at
                                           approximately 0.84% of the average
                                           month-end net asset value each
                                           year. However, if and to the extent
                                           these expenses (other than
                                           extraordinary costs, none of which
                                           are anticipated) exceed 1.00% of
                                           the Fund's average month-end net
                                           assets per calendar year, the
                                           General Partner will reimburse the
                                           Fund for such excess after the
                                           close of the applicable year. These
                                           expenses during the years ended
                                           2005, 2004 and 2003 were .84%,
                                           0.89%, and 1.00% of the Fund's
                                           average net assets, respectively.

                                           There may be extraordinary expenses
                                           (including any extraordinary legal
                                           and accounting fees) the Fund may
                                           have although none are anticipated.
------------------------ ----------------- -----------------------------------

     Regulation

     Under the Commodity Exchange Act, commodity exchanges and commodity futures trading are subject to regulation by the CFTC. The NFA, a registered futures association under the Commodity Exchange Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of

"commodity trading advisors," "commodity pool operators," "futures commission merchants," "introducing brokers" and their respective "associated persons" and "floor brokers." The Commodity Exchange Act requires "commodity pool operators," and "commodity trading advisors" and "futures brokers" or "futures commission merchants" such as the Fund's futures broker to be registered and to comply with various reporting and recordkeeping requirements. Steben & Company and the Fund's futures broker are members of the NFA. The CFTC may suspend a commodity pool operator's or trading advisor's registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Commodity Exchange Act or rules and regulations promulgated there under. In the event the General Partner's registration as a commodity pool operator were terminated or suspended, the General Partner would be unable to continue to manage the business of the Fund. Should the General Partner's registration be suspended, termination of the Fund might result.

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

ITEM 1A: Risk Factors

     No Limitations on Trading Policies. The Fund's partnership agreement places no limitation on the trading policies the General Partner may pursue for the Fund.

     Potential Increase in Leverage. The General Partner may increase the leverage utilized with a particular Trader by the use of notional funds (notional funds are utilized when a Trader is instructed to trade an account according to its trading system under the assumption that the account is larger than the actual cash or securities on hand). This additional leverage, while creating additional profit potential which the General Partner feels may be appropriate with certain Traders in light of the Fund's multi-Trader diversification, also increases the risk of loss to the Fund.

     Volatility. The volatility of the Fund is expected to be similar to what it has been in the past, although it could be more or less volatile in the future depending upon the volatility of the market, the success of the Traders and the degree of notional funding utilized by the General Partner in its allocations to the Traders.

     Liquidity. Although the Fund offers monthly redemptions, the Fund may delay payment if special circumstances require, such as a market emergency that prevents the liquidation of commodity positions or a delay or default in payment to the Fund by the Futures Broker or a counterparty.

     Complex Fee Structure. Allocation to more than one Trader makes the Fund's fee structure more complex which in turn could diminish the pool's profit potential.

     Fund Expenses Will Be Substantial. The Fund will be obligated to pay brokerage commissions, the management fees to the Traders and other operating expenses regardless of whether it realizes profits. The Fund will need to make substantial trading profits to avoid depletion of its assets from these expenses.

     Reliance on General Partner. The Fund's success will depend significantly on the General Partner's ability to select successful Traders.

     Dependence on Key Personnel. The General Partner is dependent on the services of Mr. Steben and key management personnel. If Mr. Steben's services became unavailable, another principal of the firm or a new principal (whose experience cannot be known at this time) will need to take charge of the General Partner.

     Reliance on the Traders. The Fund's success depends largely on the ability of its Traders. There can be no assurance that their trading methods will produce profits (or not generate losses). Past performance is not indicative of future results.

     Reliance on Broker's Financial Condition. If a Broker becomes insolvent, the Fund might incur a loss of all or a portion of the funds it had deposited directly or indirectly with the firm. There is no government insurance for commodity brokerage accounts. Such a loss could occur if the Broker unlawfully failed to segregate its customers' funds or if a customer failed to pay a deficiency in its account.

     Investment in Other Investment Pools. The Fund may invest in other pools. The Fund expects to be liable to those pools (e.g., limited partnerships) only for the amount of its investment plus any undistributed profits. However, there can be no assurance in this regard, and the Fund might invest as a general partner if the situation warranted, and thus be liable for additional amounts.

     The Fund's policy of investment in pools (or similar investment vehicles), as distinguished from direct participation in the markets through individual managed accounts, has several potential disadvantages. Those investments may increase the Fund's expenses, since the Fund will have to pay its pro rata share of the expenses borne by the investors in the pools, and the pools may have higher expenses than managed accounts. The Fund will generally be a minority investor in those pools and thus lack control over the pools. The pools might (a) change trading policies, strategies and traders without prior notice to the Fund; (b) substantially restrict the ability of their investors to withdraw their capital from the pools; (c) be new ventures with little or no operating history; (d) be general rather than limited partnerships, thus increasing the Fund's liability; and/or (e) use aggressive leveraging policies.

     Changes in Trading Strategies. The trading strategies of the Traders are continually developing. They are free to make any changes in their trading strategies, without notice, if they feel that doing so will be in the Fund's best interest. The General Partner will notify the Limited

Partners of any such changes that the General Partner considers being material. Changes in commodities or the markets traded shall not be deemed a change in trading strategy.

     Disadvantages of Periodic Incentive Fees. Because the Traders' incentive fees will be paid on a quarterly or monthly basis, they could receive incentive fees for a period even though their trading for the year was unprofitable. Once an incentive fee is paid, they retain the fee regardless of its subsequent performance, but no new incentive fees will be paid until after any previous losses have been recovered.

     Disadvantages of Multi-Trader Structure. The Partnership's use of multiple Traders to conduct its trading has several potential disadvantages.

     Each Trader will be paid incentive fees solely on the basis of its trading for the Partnership. The Partnership therefore could have periods in which it pays fees to one or more Traders even though the Partnership as a whole has a loss for the period (because the losses incurred by the Partnership from unprofitable Traders exceed the profits earned by the Partnership from profitable Traders).

     Because the Traders trade independently of each other, they may establish offsetting positions for the Partnership. For example, one Trader may sell 10 March wheat contracts at the same time another Trader buys 10 March wheat contracts. The net effect for the Partnership will be the incurring of two brokerage commissions without the potential for earning a profit (or incurring a loss).

     Under certain unusual circumstances, the Partnership might have to direct a Trader to liquidate positions in order to generate funds needed to meet margin calls, to fund the redemption of Units, or to permit the reallocation of funds to another Trader. Such liquidations could disrupt the Trader's trading system or method.

     Replacement of Traders. The General Partner has the authority to reallocate the Fund's assets among the Traders, terminate Traders and allocate assets to a new Trader or Traders or invest the Fund's assets in other investment funds or commodity pools.

     Disadvantages of Replacing Traders. Traders generally have to "make up" previous trading losses incurred by the Fund on portions of the Fund the Traders are managing, before they can earn an incentive fee. However, a Trader might terminate its services to the Fund or the General Partner might decide to replace a Trader when it has such a "loss carry-forward." The Fund might have to pay a new trader higher advisory fees than are currently being paid to the current Trader. In addition, the Fund would lose the potential benefit of not having to pay the Trader an incentive fee during the time that the Trader was generating profits that made up for the prior losses. In addition, the replacement trader would "start from scratch;" that is, the Fund would have to pay the trader an incentive fee for each dollar of profits it generated for the Fund, regardless of the Fund's previous experience.

     Limited Partners Do Not Participate in Management. Limited Partners are not entitled to participate in the management of the Fund or the conduct of its business.

     Non-Transferability of Units. Investors may acquire Units only for investment and not for resale, and the Units are transferable only with the General Partner's discretionary consent, provided that the economic benefits of ownership of a Limited Partner may be transferred or assigned without the consent of the General Partner. There will be no resale market for the Units. However, a Partner may redeem all or (subject to certain limitations) any portion of their Units at the end of any month, on 15 days written notice to the General Partner.

     Possible Adverse Effect of Large Redemptions. The Traders' trading strategies could be disrupted by large redemptions by Limited Partners. For example, such redemptions could require the Traders to prematurely liquidate futures positions they had established for the Fund.

     Mandatory Redemptions. The General Partner may require a Limited Partner to withdraw from the Fund if the General Partner deems the withdrawal (a) necessary to prevent or correct the occurrence of a nonexempt prohibited transaction under the Employee Retirement Income Security Act of 1974, as amended, or the Internal Revenue Code of 1986, as amended, or (b) beneficial to the Fund or (c) necessary to comply with the Investment Company Act of 1940, (e.g., in the event of the death of a limited partner).

     Indemnification. The Fund is required to indemnify the General Partner, the Traders and the Futures Broker, and their affiliates, against various liabilities they may incur in providing services to the Fund, provided the indemnified party met the standard of conduct specified in the applicable indemnification clause. The Fund's indemnification obligations could require the Fund to make substantial indemnification payments.

     Termination of Fund. The Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Partnership Agreement. For example, the General Partner can withdraw as the general partner on 90 days prior written notice, which withdrawal could result in termination of the Fund. The General Partner has no present intention of withdrawing and intends to continue the Fund business as long as it believes that it is in the best interest of all Partners to do so. In addition, certain events may occur which could result in early termination.

     Lack of Regulation. The Fund is not an Investment Company under the federal securities laws. Thus, Limited Partners will not have the benefits of federal regulation of Investment Companies. In addition, this offering is not registered with the Securities and Exchange Commission or any state.

     Conflicts of Interest. The Fund is subject to certain conflicts of interest.

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

     (b)  Holders

     As of December 31, 2005, there were 4,144 and 1,224 holders of A Units and B Units, respectively.

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

     (d)  Securities Authorized for Issuance under Equity Compensation Plans

     None

     (e) Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

     A and B units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. Sales of the A Units and B Units during the fourth quarter 2005 were as follows:

     UNITS                 OCTOBER       NOVEMBER        DECEMBER
     -----                 -------       --------        --------

     A UNITS
     Units sold           1,406.1005     2,180.2560      1,930.8558
     Net asset value    $  4,716,680   $  7,398,860    $  6,840,725

     B UNITS
     Units sold           1,172.0518     1,173.5273        827.0474
     Net asset value    $  4,780,125   $  4,844,463    $  3,563,762

     The proceeds of the offering are deposited in the Fund's bank and brokerage accounts for the purpose of engaging in trading activities in accordance with the Fund's trading policies and its trading advisors' respective trading strategies.

ITEM 6: Selected Financial Data.

---------------------------   ------------   ------------   ------------   ------------   ------------
                              For the Year   For the Year   For the Year   For the Year   For the Year
                              Ended          Ended          Ended          Ended          Ended
                              December 31,   December 31,   December 31,   December 31,   December 31,
                              2005           2004           2003           2002           2001
---------------------------   ------------   ------------   ------------   ------------   ------------
Income Statement Items:
---------------------------   ------------   ------------   ------------   ------------   ------------
Gain (loss) from Trading      $ 29,400,404   $ 16,756,129   $  9,008,846   $  2,351,040   $    818,056
- Realized and unrealized
---------------------------   ------------   ------------   ------------   ------------   ------------
Brokerage Commissions          -$1,551,942    -$1,346,001      -$246,478       -$55,479       -$68,452
---------------------------   ------------   ------------   ------------   ------------   ------------
         Gain From Trading    $ 27,848,462   $ 15,410,128   $  8,762,368   $  2,295,561   $    749,604
                              ------------   ------------   ------------   ------------   ------------
---------------------------   ------------   ------------   ------------   ------------   ------------

---------------------------   ------------   ------------   ------------   ------------   ------------
Interest income               $ 10,397,655   $  1,863,091   $    339,961   $    132,088   $    274,125
---------------------------   ------------   ------------   ------------   ------------   ------------

---------------------------   ------------   ------------   ------------   ------------   ------------
Expenses:
---------------------------   ------------   ------------   ------------   ------------   ------------

---------------------------   ------------   ------------   ------------   ------------   ------------
General Partner
management fee                $  6,106,364   $  3,397,591   $    655,881   $    114,153   $     93,518
---------------------------   ------------   ------------   ------------   ------------   ------------
General Partner 1%            $    127,493   $     21,822   $     51,412   $     15,670   $      3,913
allocation
---------------------------   ------------   ------------   ------------   ------------   ------------
Trading Advisor
management fees               $  5,730,444   $  2,517,558   $    384,029   $     96,622   $     86,190
---------------------------   ------------   ------------   ------------   ------------   ------------
Trading Advisor
incentive fees                $  6,384,615   $  4,956,093   $  2,101,829   $    494,896   $    339,957
---------------------------   ------------   ------------   ------------   ------------   ------------
Selling Agent fees            $  4,727,082   $  2,733,183   $    480,685   $    106,289   $     86,713
---------------------------   ------------   ------------   ------------   ------------   ------------
Net operating expenses        $  2,548,276   $  1,486,548   $    338,913   $     48,693   $     26,000
---------------------------   ------------   ------------   ------------   ------------   ------------

---------------------------   ------------   ------------   ------------   ------------   ------------
Net Income                    $ 12,621,843   $  2,160,424   $  5,089,580   $  1,551,326   $    387,438
                              ============   ============   ============   ============   ============
---------------------------   ------------   ------------   ------------   ------------   ------------

---------------------------   ------------   ------------   ------------   ------------   ------------
Balance Sheet Items:
---------------------------   ------------   ------------   ------------   ------------   ------------

---------------------------   ------------   ------------   ------------   ------------   ------------
Total assets                  $400,445,406   $263,976,749   $ 88,617,926   $ 10,224,769   $  6,776,473
                              ------------   ------------   ------------   ------------   ------------
---------------------------   ------------   ------------   ------------   ------------   ------------
Total Partners' capital       $376,392,113   $254,801,257   $ 77,765,859   $  9,957,808   $  6,732,365
                              ------------   ------------   ------------   ------------   ------------
---------------------------   ------------   ------------   ------------   ------------   ------------

Class A Units :

----------------------------------   ---------   ---------   ---------   ---------   ---------
Net asset value per Unit             $3,489.13   $3,429.59   $3,418.95   $2,966.76   $2,480.69
----------------------------------   ---------   ---------   ---------   ---------   ---------
Increase in net asset value per      $   59.54   $   10.64   $  452.19   $  486.07   $  113.24
Unit
----------------------------------   ---------   ---------   ---------   ---------   ---------

Class B Units:

---------------------------------   ---------   ---------   ---------   ---------   ---------
Net asset value per Unit            $4,257.03   $4,110.43   $4,022.67   $3,425.61   $2,811.36
---------------------------------   ---------   ---------   ---------   ---------   ---------
Increase in net asset value per     $  146.60   $   87.76   $  597.06   $  614.25   $  177.15
Unit
---------------------------------   ---------   ---------   ---------   ---------   ---------

Supplementary Financial Information

                    Futures Portfolio Fund (Class A Units)

NAV per Unit                2005              2004         2003         2002         2001
------------                ----              ----         ----         ----         ----

January                  $3,202.63         $3,486.39    $3,298.81    $2,462.33    $2,405.78
February                 $3,215.17         $3,801.30    $3,566.57    $2,342.03    $2,439.88
March                    $3,256.96         $3,800.61    $3,329.98    $2,370.39    $2,618.23
April                    $3,164.24         $3,477.92    $3,370.95    $2,304.42    $2,386.05
May                      $3,256.47         $3,442.62    $3,493.74    $2,410.70    $2,510.40
June                     $3,359.43         $3,255.89    $3,331.19    $2,725.58    $2,429.67
July                     $3,319.98         $3,206.99    $3,143.56    $2,875.80    $2,383.35
August                   $3,270.90         $3,129.38    $3,204.49    $2,930.74    $2,452.88
September                $3,353.14         $3,131.05    $3,164.24    $3,118.88    $2,618.48
October                  $3,393.57         $3,299.78    $3,281.63    $2,938.30    $2,815.10
November                 $3,543.88         $3,449.68    $3,238.83    $2,790.39    $2,408.71
December                 $3,489.13         $3,429.59    $3,418.95    $2,966.76    $2,480.67


                    Futures Portfolio Fund (Class B Units)

NAV per Unit                2005              2004         2003         2002         2001
------------                ----              ----         ----         ----         ----

January                  $3,845.00         $4,108.34    $3,814.99    $2,794.84    $2,680.95
February                 $3,864.82         $4,486.70    $4,131.04    $2,662.37    $2,723.12
March                    $3,920.90         $4,492.74    $3,862.80    $2,698.73    $2,926.66
April                    $3,814.89         $4,117.57    $3,916.34    $2,627.63    $2,671.19
May                      $3,931.95         $4,081.99    $4,065.30    $2,753.03    $2,814.72
June                     $4,062.34         $3,866.47    $3,881.99    $3,117.42    $2,728.37
July                     $4,020.63         $3,814.21    $3,668.83    $3,294.31    $2,680.45
August                   $3,967.04         $3,727.61    $3,747.25    $3,362.41    $2,762.89
September                $4,072.85         $3,735.31    $3,705.83    $3,583.76    $2,953.96
October                  $4,128.12         $3,942.68    $3,849.25    $3,382.35    $3,180.68
November                 $4,317.40         $4,128.13    $3,804.86    $3,216.98    $2,725.60
December                 $4,257.03         $4,110.43    $4,022.67    $3,425.62    $2,811.36

                  FUTURES PORTFOLIO FUND, L.P.(Class A Units)

---------------   --------   --------   --------   --------   --------
Rate of Return      2005       2004       2003       2002       2001
---------------   --------   --------   --------   --------   --------
January            (6.62)      1.97      11.19      (0.74)      1.62
February            0.39       9.03       8.12      (4.89)      1.42
March               1.30      (0.02)     (6.63)      1.21       7.31
April              (2.85)     (8.49)      1.23      (2.78)     (8.87)
May                 2.91      (1.01)      3.64       4.61       5.21
June                3.16      (5.42)     (4.65)     13.06      (3.22)
July               (1.17)     (1.50)     (5.63)      5.51      (1.91)
August             (1.48)     (2.42)      1.94       1.91       2.92
September           2.51       0.05      (1.26)      6.42       6.75
October             1.21       5.39       3.71      (5.79)      7.51
November            4.43       4.54      (1.30)     (5.03)    (14.44)
December           (1.55)     (0.58)      5.56       6.32       2.99
---------------   --------   --------   --------   --------   --------

Year                1.74       0.31      15.25      19.59       4.77
---------------   --------   --------   --------   --------   --------


                  FUTURES PORTFOLIO FUND, L.P.(Class B Units)

---------------   --------   --------   --------   --------   --------
Rate of Return      2005       2004       2003       2002       2001
---------------   --------   --------   --------   --------   --------
January            (6.48)      2.13      11.37      (0.59)      1.77
February            0.54       9.21       8.28      (4.74)      1.57
March               1.45       0.13      (6.49)      1.37       7.47
April              (2.70)     (8.35)      1.39      (2.63)     (8.73)
May                 3.07      (0.86)      3.80       4.77       5.37
June                3.32      (5.28)     (4.51)     13.24      (3.07)
July               (1.03)     (1.35)     (5.49)      5.67      (1.76)
August             (1.33)     (2.27)      2.14       2.07       3.08
September           2.67       0.21      (1.11)      6.58       6.92
October             1.36       5.55       3.87      (5.62)      7.68
November            4.59       4.70      (1.15)     (4.89)    (14.31)
December           (1.40)     (0.43)      5.72       6.49       3.15
---------------   --------   --------   --------   --------   --------

Year                3.57       2.18      17.43      21.86       6.72
---------------   --------   --------   --------   --------   --------

                            FUTURES PORTFOLIO FUND
                           Summarized Quarterly Data
             For the First and Second Quarters for 2004 and 2005

                                           March 31, 2005                    June 30, 2005
                                      Class A          Class B          Class A         Class B
                                     Interests        Interests        Interests       Interests
                                   -------------    -------------    -------------   -------------
Gain (Loss) from trading           ($  8,095,151)   ($  2,387,108)   $  12,084,866   $   4,230,885

Net Income (Loss)                  ($  9,791,682)   ($  2,663,377)   $   7,167,084   $   2,841,459

Increase (Decrease) in Net Asset
     Value Per Unit                ($     172.63)   ($     189.53)   $      102.47   $      141.44

Net Asset Value Per Unit           $    3,256.96    $    3,920.90    $    3,359.43   $    4,062.34

Ending Net Asset Value             $ 199,106,970    $  69,198,501    $ 226,509,025   $  80,122,307


                                          March 31, 2004                   June 30, 2004
                                      Class A         Class B         Class A          Class B
                                     Interests       Interests       Interests        Interests
                                   -------------   -------------   -------------    -------------
Gain (Loss) from trading           $  12,568,710   $   4,115,496   ($ 16,042,713)   ($  4,998,133)

Net Income (Loss)                  $   8,233,897   $   2,815,324   ($ 17,297,041)   ($  5,225,782)

Increase (Decrease) in Net Asset
     Value Per Unit                $      381.66   $      470.07   ($     544.72)   ($     626.27)

Net Asset Value Per Unit           $    3,800.61   $    4,492.74   $    3,255.89    $    3,866.47

Ending Net Asset Value             $  84,794,173   $  27,188,259   $ 127,937,152    $  36,162,762

                            FUTURES PORTFOLIO FUND
                           Summarized Quarterly Data
             For the Third and Fourth Quarters for 2004 and 2005


                                         September 30, 2005               December 31, 2005
                                      Class A          Class B         Class A         Class B
                                     Interests        Interests       Interests       Interests
                                   -------------    -------------   -------------   -------------
Gain from trading                  $   1,973,577    $     900,672   $  13,329,102   $   5,811,621

Net Income (Loss)                  ($    223,935)         439,451   $  10,055,483       4,797,360

Increase (Decrease) in Net Asset
     Value Per Unit                ($       6.29)   $       10.51   $      135.99   $      184.18

Net Asset Value Per Unit           $    3,353.14    $    4,072.85   $    3,489.13   $    4,257.03

Ending Net Asset Value             $ 242,498,545    $  99,134,256   $ 263,005,434   $ 113,386,679


                                         September 30, 2004                December 31, 2004
                                      Class A          Class B          Class A         Class B
                                     Interests        Interests        Interests       Interests
                                   -------------    -------------    -------------   -------------
Gain (Loss) from trading           ($  4,010,406)   ($  1,193,869)   $  19,402,709   $   5,568,334

Net Income (Loss)                  ($  5,742,051)   ($  1,497,023)   $  16,039,164   $   4,833,936

Increase (Decrease) in Net Asset
     Value Per Unit                ($     124.84)   ($     131.17)   $      298.54   $      375.13

Net Asset Value Per Unit           $    3,131.05    $    3,735.30    $    3,429.59   $    4,110.43

Ending Net Asset Value             $ 159,440,406    $  43,231,921    $ 194,513,666   $  60,287,591

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

     Results of Operations

          The returns for A units for the years ended December 31, 2005, 2004 and 2003 were 1.74%, .31% and 15.24% respectively. The returns for B units for the years ended December 31, 2005, 2004 and 2003 were 3.57%, 2.18% and 17.43
%, respectively. Further analysis of the trading gains and losses is provided below.

          2005
          ----

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

          A Units of the Fund were up 1.21% for the month of October 2005 and B Units were up 1.36%. The Fund posted a profit in October with profits from currencies, instrument rate instruments and metals offsetting losses from energy and equity indices. The majority of the Fund's short positions in foreign currencies profited as the U.S. dollar continued to gain strength and trend higher. The Fund's most significant profits came from short positions in the Japanese yen, which hit a 25-month low against the U.S. dollar. Additional profits resulted from short positions in domestic and international interest rate instruments, which trended downward on expectations of rising U.S. inflation and interest rates. Long positions in the energy sector lost some ground as prices retreated from last month's highs. Base metal prices, including aluminum, zinc, copper and nickel also profited this month. Overall, we were pleased with the performance this month in what has been a volatile and difficult economic environment for trend following systems.

          A Units of the Fund were up 4.43% for the month of November 2005 and B Units were up 4.59%. The Fund posted significant profits in November. The Fund's strongest profits came from long positions in the US dollar which continued to strengthen against other foreign currencies. Positions in the Japanese yen were particularly profitable. Long positions in the metals sector, including zinc, aluminum, copper and silver also contributed profits as increased demand from Asia helped push metals prices higher. The FOMC released meeting minutes in November that suggested the Federal Reserve might be nearing the end of its interest rate tightening cycle. That news sparked a rally in the U.S. financial markets driving U.S. fixed income products higher. The rally neutralized earlier gains from the Fund's short positions in interest rate instruments. Long positions in the energy sector lost some ground as prices retreated from previous highs.

          A Units of the Fund were down 1.55% for the month of December 2005, ending the year up 1.74%. B Units were down 1.40% for the month and up 3.57% for the year. Losses from currencies, interest rate instruments and energy offset profits from the metals, equity indices and agricultural commodities markets. The Fund's long positions in the U.S. dollar generated the strongest losses. Foreign currencies rallied against the dollar after the Federal Reserve's Open Market Committee signaled it might be nearing the end of its credit tightening cycle. News that the U.S. trade deficit hit record highs sent the dollar even lower against the yen, which posted its largest single-day rally against the dollar since March 2002. Short positions in medium and long-term interest rate instruments also lost ground, as the spread between short-term and long-term rates narrowed. Metals delivered another positive month as long positions in aluminum, zinc, copper and gold continued to trend higher.

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

          2003
          ----

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

     Off-Balance Sheet Risk

     The term "off-balance sheet risk" refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts, there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the Commodity Trading advisors were unable to offset futures interest positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss. Steben & Company, the General Partner, minimizes market risk through diversification of the portfolio allocations to multiple Trading Advisors, and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

     In addition to market risk, in entering into futures and forward contracts there is a credit risk that the counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

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

     The Fund's Trading Value at Risk in Different Market Sectors

     The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of December 31, 2005. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of December 31, 2005, the Fund's total capitalization was $376,392,113.

FISCAL YEAR 2005

                                                                  % of Total
                Market Sector              Value at Risk        Capitalization
          Energy                       $          5,684,748              1.51%
          Stock Indices                $        10,043,843               2.67%
          Agricultural Commodities     $          2,382,279              0.63%
          Metals                       $          2,856,397              0.76%
          Currencies                   $         32,665,977              8.68%
          Interest Rates               $         12,907,227              3.43%
                                       --------------------             ------
          Total                        $         66,540,471             17.68%

     Of the 1.74% return for the year ended December 31, 2005 for A Units, approximately 7.06% was due to trading gains (after commissions) and approximately 3.29% was due to interest income, offset by approximately 8.61% in performance fees, management fees, selling agent fees and operating costs borne by the Fund. Of the 3.57% return for the year ended December 31, 2005 for B Units, approximately 7.17% was due to trading gains (after commissions) and approximately 3.40% was due to interest income, offset by approximately
7.00 in performance fees, management fees, selling agent fees and operating costs borne by the Fund.

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

     The following were the primary trading risk exposures of the Fund as of December 31, 2005, by market sector.

     Currencies

     Exchange rate risk is the principal market exposure of the Fund. The Fund's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. These fluctuations are influenced by interest rate changes as well as political and general economic conditions. The Fund trades various currencies, including cross-rates - i.e., positions between two currencies other than the U.S. Dollar. The General Partner does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future.

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

     The following were the only non-trading risk exposures of the Fund as of December 31, 2005.

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

ITEM 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     The Board of Directors of Steben & Company, Inc., the General Partner for Futures Portfolio Fund, Limited Partnership ("Fund") has engaged Altschuler, Melvoin and Glasser LLP ("Altschuler") as the independent registered public accounting firm for the Fund effective October 28, 2005.

     Arthur F. Bell, Jr. & Associates, L.L.C. audited the financial statements of Futures Portfolio Fund, Limited Partnership ("Fund"), a Maryland limited partnership, for the 2 years ended December 31, 2004. On August 18, 2005, Arthur F. Bell, Jr. & Associates, L.L.C. resigned as the independent registered public accounting firm for the Fund citing "strategic business decision based on the future goals and direction of [the] firm's practice." At this time, Arthur F. Bell, Jr. & Associates, L.L.C. is reducing its attestation services to public reporting companies.

     The audit reports of Arthur F. Bell, Jr. & Associates, L.L.C. on the financial statements of Futures Portfolio Fund, Limited Partnership as of and for the two fiscal years ended December

31, 2004, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

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

     Pierre N. McDonnaugh, J.D., LL.M., is In House Counsel & Chief Compliance Officer, Corporate Secretary and a Director. In this capacity, he is involved in all aspects of legal affairs and regulatory oversight, as well as managerial oversight of compliance, periodic disclosure reporting and implementation and maintenance of the firms Sarbanes Oxley compliance program. Mr. McDonnaugh, born in 1964, received his Bachelors Degree in Workforce Education and Development from Southern Illinois University--Carbondale, and his Juris Doctor with a concentration in international economic law, finance & trade from Howard University in 1999. Additionally, Mr. McDonnaugh received an LL.M. in Law and Government from American University's Washington College of Law in Washington D.C., with a concentration in regulation of capital markets, in May 2005. From December 2003 through March 2005 Mr. McDonnaugh was a Futures Policy Analyst, in the National Association of Securities Dealers ("NASD") Market Regulation Department, where he conducted research and development into new areas of regulatory oversight of exchange traded derivatives. Mr. McDonnaugh, as the assistant to the Chief Counsel of Futures, developed systems to aid in the market surveillance of exchange traded derivatives on the Chicago Climate Exchange and NQLX Single Security Futures Exchange. Prior to joining the NASD, Mr. McDonnaugh was a Regional Manager for ING Aetna Financial Services, Mid-Atlantic region from June 1999 until February 2002. Mr. McDonnaugh had been responsible for the installment and implementation of the District of Columbia's 457 Deferred Compensation and 401(a) Defined Contribution Pension Plans. Mr. McDonnaugh has over 17 years of industry experience offering investment-consulting services to institutional and retail clients. Mr. McDonnaugh is admitted to the Connecticut Bar, since September 8, 2003 and holds a Series 3, 24, 66 and 7 NASD/NFA licenses. He is a member of the American Bar Association and the Association of the Bar of the City of New York. Additionally Mr. McDonnaugh is a Principal and an Associated Person of Steben & Company, Inc.

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

     As of February 29, 2004, Steben & Co. acts as general partner to one other partnership, Sage Fund LP, whose units of limited partnership interest are not registered with the SEC. Because Steben & Company serves as the sole general partner of this fund, the officers and managers of Steben & Company effectively manage them as officers and directors of this fund.

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

     Section 16 (A) Beneficial Ownership Reporting Compliance

     Section 16 of the Securities Exchange Act of 1934, as amended, requires that reports of beneficial ownership of limited partnership units and changes in such ownership be filed with the Securities and Exchange Commission by
Section 16 "reporting persons." The Fund is required to disclose in this annual report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2005. The Fund's knowledge, during the fiscal year ended December 31, 2005, all reporting persons complied with all Section 16(a) filing requirements applicable to them, except that Messrs. Hull and Scarcella each filed their Form 4 late.

     Code of Ethics

     The General Partner on behalf of the Fund has adopted a code of ethics, as of the period covered by this report, which applies to the Fund's principal executive officer and principal financial officer or persons performing similar functions. A copy of the code of ethics is available upon request by calling 240-631-9808.

ITEM 11: Executive Compensation

     The Fund does not itself have any officers, directors or employees. The Fund pays management fees and performance fees to the General Partner, Steben & Company. The managing officers of Steben & Company are remunerated by Steben & Company in their respective positions. As compensation for its services in managing the Fund, the General Partner will receive a monthly management fee of 0.1625% of the month-end Net Assets of the Fund (1.95% annually). To the extent permitted by law, the General Partner may also participate in Selling Agent commissions. The General Partner pays the selling agent's fee to the respective selling agent. If the selling agent's fee is not paid to the selling agent, or the General Partner was the selling agent, such portion of the selling agent's fee is retained by the General Partner.

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

ITEM 12: Security Ownership of Certain Beneficial Owners and Management.

     The Fund has no officers or directors. Its affairs are managed by its General Partner, Steben & Company, Inc. Set forth in the table below is information regarding the beneficial ownership of the officers of the Fund's General Partner as of December 31, 2005. There are no securities authorized for issuance under an equity compensation plan.

     (a) Security ownership of certain beneficial owners.

     As of December 31, 2005, no person or "group" is known to have been the beneficial owner of more than 5% of the Units.

     (b) Security ownership of management

     As of December 31, 2005, Steben & Company did not own any Units. The principals of Steben & Company, owned a total of 36.2378 B Units, the value of which represents .0410% of the total value of the fund.

     As of December 31, 2005, the directors and executive officers of the General Partner own beneficially Units as follows.

---------------------------------- ---------------- -----------------------
             Name                    Value of Unit    Percentage of Limited
             ----                    -------------    ---------------------
                                                          Partnership
                                                          -----------

---------------------------------- ---------------- -----------------------
Kenneth E. Steben                     $131,676.46           0.0350%

---------------------------------- ---------------- -----------------------
Brian F. Hull                         $  9,431.20           0.0025%

---------------------------------- ---------------- -----------------------
John Scarcella                        $ 13,158.07           0.0035%

---------------------------------- ---------------- -----------------------
Total directors and executive         $154,265.73           0.0410%
officers of the General Partner
as a group

---------------------------------- ---------------- -----------------------

     (c) Changes in Control.

     None.

ITEM 13: Certain Relationships and Related Transactions.

     The Partnership allocated to the General Partner $6,106,364 in monthly management fees and $4,727,082 in Selling Agent commissions for the year ended December 31, 2005. The General Partner in turn pays the Selling Agent commissions to the Selling Agents except for Units for which it served as the Selling Agent or where there is currently no designated Selling Agent. The General Partners' general partner interest showed an allocation of income of $127,493 for the year ended December 31, 2005.

     The Fund pays its accounting, audit, legal, administrative and offering expenses estimated at approximately 0.84% per year. However, if and to the extent these expenses (other than extraordinary costs, none of which are anticipated) exceed 1.0% of the Fund's assets per calendar year, the General Partner will reimburse the Fund for such excess after the close of the applicable year. For the years ended December 31, 2005, and 2004, the Fund paid approximately $1,624,509 and $1,165,493 to the General Partner for these expenses respectively.

     For the years ended December 31, 2005 and 2004, actual operating expenses exceeded 1 percent of average month-end net assets of the Partnership by $1,047,482 and $1,527,551 respectively. Additionally, for the years ended December 31, 2005 and 2004, the General Partner voluntarily paid $524,646 and $219,409, respectively, of operating expenses of the Partnership.

     The Fund does not and will not make any loans to the General Partner, its affiliates, or their respective officers, directors or employees.

ITEM 14: Principal Accounting Fees and Services.

     The following table sets forth the fees billed to the Fund for professional audit services provided by Altschuler, Melvoin and Glasser LLP (the Firm) and Arthur F. Bell, Jr. & Associates, L.L.C., the Fund's independent accountants for the audit of the Fund's annual financial statements for the years ended December 31, 2005 and 2004, respectively, and fees billed to the Fund for other professional services rendered by Altschuler, Melvoin and Glasser LLP and Arthur F. Bell, Jr. & Associates, L.L.C. during those years.

     FEE CATEGORY                                            2005       2004
     ------------                                            ----       ----
     Audit Fees - Altschuler, Melvoin and Glasser LLP      $124,000   $      0
     Audit Fees - Arthur F. Bell, Jr. & Associates, L.L.C.   29,806     86,920
     Tax Fees                                                35,000     17,581

     TOTAL FEES                                            $188,806   $104,501

     (1) Audit fees consist of fees for professional services rendered for the audit of the Fund's financial statements and review of financial statements included in the Fund's quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

     (2) Audit-Related Fees. None. The Firm has a continuing relationship with RSM McGladrey, Inc. ("RSM") from which it leases auditing staff who are full time, permanent employees of RSM and through which its partners provide non-audit services. As a result of this arrangement, the Firm has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of the Firm. The Firm manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

     (3) Tax Fees. For the year ended December 31, 2005, tax compliance services are to be provided by RSM. See Item 14.(2) above. Tax compliance services for the year ended December 31, 2004 were provided by Arthur F. Bell, Jr. & Associates, L.L.C.

     (4) All other Fees. None See Item 14.(2) above.

     (5) Not Applicable.

     (6) See Item 14.(2) above.

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

                                    PART IV
                                    -------

ITEM 15: Exhibits, Financial Statement Schedules.

     (a)(1) Financial Statements

     Futures Portfolio Fund, Limited Partnership

     The following are included with the 2005 and 2004 Reports of Independent Registered Public Accounting Firms, copies of which are filed herewith as
Exhibit 13.01.

     Statements of Financial Condition as of December 31, 2005 and 2004

     Condensed Schedules of Investments as of December 31, 2005 and 2004

     Statements of Operations for the Years ended December 31, 2005 and 2004

     Statements of Cash Flows for the Years ended December 31, 2005 and 2004

     Statements of Changes in Partner's Capital for the Years ended December 31, 2005 and 2004

     Notes to Financial Statements

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------

To the Partners

Futures Portfolio Fund, Limited Partnership

We have audited the accompanying statement of financial condition of Futures Portfolio Fund, Limited Partnership, including the condensed schedule of investments, as of December 31, 2005 and the related statements of operations, cash flows and changes in partners' capital (net asset value) for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Futures Portfolio Fund, Limited Partnership as of December 31, 2005 and the results of its operations, cash flows and changes in partners' capital (net asset value) for the year then ended in conformity with U.S. generally accepted accounting principles .

/s/ Altschuler, Melvoin and Glasser LLP

Chicago, Illinois

March 21, 2006

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
            -------------------------------------------------------

To the Partners
Futures Portfolio Fund, Limited Partnership

We have audited the accompanying statement of financial condition of Futures Portfolio Fund, Limited Partnership, including the condensed schedule of investments, as of December 31, 2004, and the statements of operations, cash flows and changes in partners' capital (net asset value) for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Futures Portfolio Fund, Limited Partnership as of December 31, 2004, and the results of its operations, cash flows and the changes in its net asset values for the years ended December 31, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

/s/ Arthur F. Bell, Jr. & Associates, L.L.C.

Hunt Valley, Maryland
February 11, 2005

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                       STATEMENTS OF FINANCIAL CONDITION
                          December 31, 2005 and 2004

                                                                     December 31,     December 31,
                                                                         2005             2004
                                                                         ----             ----
ASSETS
Equity in broker trading accounts
Cash                                                                $ 198,497,253    $ 177,902,239
Interest receivable                                                       695,371                0
United States government securities
     (cost, including accrued interest, - $0 and $35,992,200)                   0       35,992,200
Net unrealized gain on open futures contracts                           8,689,576        8,261,541
                                                                    -------------    -------------
Deposits with brokers                                               $ 207,882,200    $ 222,155,980
Cash and cash equivalents                                              54,960,101       33,448,634
Commercial paper
 (cost, including accrued interest, - $124,721,316 and $0)            124,721,316                0
United States government agency securities
 (cost, including accrued interest, - $19,831,111 and $9,944,295)      19,831,111        9,944,295
Net unrealized loss on open forward currency contracts                 (6,949,322)      (1,572,160)
                                                                    -------------    -------------
Total assets                                                        $ 400,445,406    $ 263,976,749
                                                                    =============    =============
LIABILITIES
Accounts payable                                                    $     533,744    $       5,365
Commissions and other trading fees on open contracts                      107,284           90,930
General Partner management fee                                            608,924          425,845
General Partner 1 percent allocation                                      149,316           21,822
Advisor management fees                                                 1,325,463          823,369
Advisor incentive fees                                                  2,795,651          672,681
Selling agents' fees                                                      462,691          336,382
Redemptions payable                                                     2,326,682        1,492,430
Subscriptions received in advance                                      15,743,538        5,306,668
                                                                    -------------    -------------
Total liabilities                                                   $  24,053,293    $   9,175,492
                                                                    -------------    -------------
PARTNERS' CAPITAL (Net Asset Value)
Class A Interests - 75,378.5969 units and 56,716.3746 units
outstanding at December 31, 2005 and December 31, 2004              $ 263,005,434    $ 194,513,666
Class B Interests -  26,635.1317 units and 14,666.9737 units
outstanding at December 31, 2005 and December 31, 2004                113,386,679       60,287,591
                                                                    -------------    -------------
Total partners' capital  (Net Asset Value)                          $ 376,392,113    $ 254,801,257
                                                                    -------------    -------------
                                                                    $ 400,445,406    $ 263,976,749
                                                                    =============    =============

                            See accompanying notes.

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                       CONDENSED SCHEDULE OF INVESTMENTS
                               December 31, 2005

UNITED STATES GOVERNMENT AGENCY SECURITIES
------------------------------------------
                Maturity                                                                          % of Net
   Face Value     Date      Description                                             Value        Asset Value
   ----------     ----      -----------                                             -----        -----------
  $20,000,000   03/22/06    Fannie Mae Discount Note                              $ 19,831,111        5.27%
                                                                                  ------------   ----------
                            Total United States government agency securities
                            (cost, including accrued interest, = $19,831,111)     $ 19,831,111        5.27%
                                                                                  ============   ==========


COMMERCIAL PAPER
----------------
                Maturity                                                                          % of Net
   Face Value     Date      Description                                             Value        Asset Value
   ----------     ----      -----------                                             -----        -----------
  $30,222,000   01/23/06    Daimlerchrysler Na Hldg                                 30,141,845        8.01%
   20,000,000   02/13/06    HSBC Finance Corp                                       19,899,667        5.29%
   10,300,000   02/13/06    ING America Ins Hldgs                                   10,248,082        2.72%
   20,000,000   03/22/06    General Elec Cap Corp                                   19,825,333        5.27%
   25,000,000   03/22/06    Societe Generale N Amer                                 24,781,944        6.58%
   20,000,000   03/22/06    UBS Finance Delaware LLC                                19,824,445        5.27%
                                                                                  ------------   ----------
                            Total commercial paper securities
                            (cost, including accrued interest, = $124,721,316)    $124,721,316       33.14%
                                                                                  ============   ==========


LONG FUTURES CONTRACTS
----------------------
                                                                                                  % of Net
                            Description                                             Value        Asset Value
                            -----------                                             -----        -----------
                            Agricultural                                          $  2,208,810        0.59%
                            Currency                                                   (38,180)      -0.01%
                            Energy                                                  (1,989,422)      -0.53%
                            Interest Rate                                              572,769        0.15%
                            Metal                                                    6,560,479        1.74%
                            Stock Index                                                493,210        0.13%
                                                                                  ------------   ----------
                            Total long futures contracts                          $  7,807,666        2.07%
                                                                                  ------------   ----------

SHORT FUTURES CONTRACTS
-----------------------
                                                                                                  % of Net
                            Description                                             Value        Asset Value
                            -----------                                             -----        -----------
                            Agricultural                                          $   (640,886)      -0.17%
                            Currency                                                   153,910        0.04%
                            Energy                                                    (355,062)      -0.09%
                            Interest Rate                                            3,114,494        0.83%
                            Metal                                                   (1,217,256)      -0.32%
                            Stock Index                                               (173,290)      -0.05%
                                                                                  ------------   ----------
                            Total short futures contracts                            $ 881,910        0.24%
                                                                                  ------------   ----------
                            Total futures contracts                               $  8,689,576        2.31%
                                                                                  ============   ==========

FORWARD CURRENCY CONTRACTS                                                                        % of Net
--------------------------                                                          Value        Asset Value
                                                                                    -----        -----------
                            Description
                            Long forward currency contracts                       $ (8,197,045)      -2.18%
                            Short forward currency contracts                         1,226,183        0.33%
                            Pending Option Premiums                                     21,540        0.01%
                                                                                  ------------   ----------
                            Total forward currency contracts                      $ (6,949,322)      -1.84%
                                                                                  ============   ==========


                            See accompanying notes.

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                       CONDENSED SCHEDULE OF INVESTMENTS
                               December 31, 2004

UNITED STATES GOVERNMENT SECURITIES
-----------------------------------
              Maturity                                                                                    % of Net
  Face Value    Date    Description                                                           Value       Asset Value
  ----------    ----    -----------                                                           -----       -----------
 $36,000,000  01/06/05  U.S. Treasury Bill                                                 $ 35,992,200      14.13%
                                                                                           -------------  ----------
                        Total United States government securities
                        (cost, including accrued interest, = $35,992,200)                  $ 35,992,200      14.13%
                                                                                           =============  ==========


UNITED STATES GOVERNMENT AGENCY SECURITIES
------------------------------------------
              Maturity                                                                                    % of Net
  Face Value    Date    Description                                                           Value       Asset Value
  ----------    ----    -----------                                                           -----       -----------
 $10,000,000  03/22/05  Federal Home Loan Mortgage Corporation Discount Note               $  9,944,295       3.90%
                                                                                           -------------  ----------
                        Total United States government agency securities
                        (cost, including accrued interest, = $9,944,295)                   $  9,944,295       3.90%
                                                                                           =============  ==========


LONG FUTURES CONTRACTS
----------------------
                                                                                                          % of Net
                        Description                                                           Value       Asset Value
                        -----------                                                           -----       -----------
                        Agricultural                                                          $ 961,451       0.38%
                        Currency                                                              1,754,893       0.69%
                        Energy                                                                 (198,627)     -0.08%
                        Interest Rate                                                         1,715,930       0.67%
                        Metal                                                                 2,491,362       0.98%
                        Stock Index                                                           2,189,269       0.86%
                                                                                           -------------  ----------
                        Total long futures contracts                                       $  8,914,278       3.50%
                                                                                           -------------  ----------

SHORT FUTURES CONTRACTS
-----------------------
                                                                                                          % of Net
                        Description                                                           Value       Asset Value
                        -----------                                                           -----       -----------
                        Agricultural                                                          $ (51,895)     -0.02%
                        Energy                                                                  775,428       0.30%
                        Interest Rate                                                           394,937       0.16%
                        Metal                                                                (1,771,207)     -0.70%
                                                                                           -------------  -----------
                        Total short futures contracts                                      $   (652,737)     -0.26%
                                                                                           -------------  -----------
                        Total futures contracts                                            $  8,261,541       3.24%
                                                                                           =============  ===========

FORWARD CURRENCY CONTRACTS
--------------------------
                                                                                                          % of Net
                                                                                              Value       Asset Value
                        Description                                                           -----       -----------
                        Long forward currency contracts                                       8,968,638       3.52%
                        Short forward currency contracts                                    (10,540,798)     -4.14%
                                                                                           -------------  -----------
                        Total forward currency contracts                                   $ (1,572,160)     -0.62%
                                                                                           =============  ===========


                            See accompanying notes.

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
                For the Years Ended December 31, 2005 and 2004


                                           2005            2004
                                           ----            ----
TRADING GAINS (LOSSES)
Net realized gains                     $ 34,349,531    $ 17,106,196
Change in unrealized losses              (4,949,127)       (350,067)
Brokerage commissions                    (1,551,942)     (1,346,001)
                                       ------------    ------------
Total gains from trading                 27,848,462      15,410,128
                                       ------------    ------------
INVESTMENT LOSS
Income
Interest income                          10,397,655       1,863,091
                                       ------------    ------------
Expenses
General Partner management fee            6,106,364       3,397,591
General Partner 1 percent allocation        127,493          21,822
Advisor management fees                   5,730,444       2,517,558
Advisor incentive fees                    6,384,615       4,956,093
Selling agents fees                       4,727,082       2,733,183
Operating expenses                        4,120,404       3,233,508
                                       ------------    ------------
Total expenses                           27,196,402      16,859,755
Operating expenses waived                (1,572,128)     (1,746,960)
                                       ------------    ------------
Net total expenses                       25,624,274      15,112,795
Net investment loss                     (15,226,619)    (13,249,704)
                                       ------------    ------------

NET INCOME                             $ 12,621,843    $  2,160,424
                                       ============    ============

                                             2005                 2004
                                             ----                 ----
                                      Class A    Class B   Class A    Class B
                                      --------   --------  --------   -------

INCREASE IN NET ASSET VALUE PER UNIT  $  59.54   $ 146.60  $  10.64   $  87.76
                                      ========   ========  ========   ========

                            See accompanying notes.

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
                 For the Years Ended December 31, 2005 and 2004


                                                        2005              2004
                                                        ----              ----
Cash flows from (for) operating activities
Net income                                          $  12,621,843    $   2,160,424
Adjustments to reconcile net income to net
cash from (for) operating activities:
Change in unrealized losses                             4,949,127          350,067
Increase in interest receivable                          (695,371)               0
Increase in accounts payable and accrued expenses       3,606,679          207,582
Net proceeds of investments in United States
government and government agency securities            26,105,384       10,288,886
Purchases of commercial paper                        (124,721,316)               0
                                                    -------------    -------------
Net cash from (for) operating activities              (78,133,654)      13,006,959
Cash flows from (for) financing activities
Additions of units                                    141,771,582      173,667,380
Subscriptions received in advance                      15,743,538        5,306,668
Redemption of units                                   (37,274,985)      (5,983,231)
                                                    -------------    -------------
Net cash from financing activities                    120,240,135      172,990,817

Net increase in cash and cash equivalents              42,106,481      185,997,776

Cash and cash equivalents
Beginning of year                                     211,350,873       25,353,097
                                                    -------------    -------------
End of year                                         $ 253,457,354    $ 211,350,873
                                                    =============    =============
End of year cash consists of:
Cash in broker trading accounts                     $ 198,497,253    $ 177,902,239
Cash and cash equivalents                              54,960,101       33,448,634
                                                    -------------    -------------
Total end of year cash                              $ 253,457,354    $ 211,350,873
                                                    =============    =============


                            See accompanying notes.

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                For the Years Ended December 31, 2005 and 2004


                                       Class A Interests                 Class B Interests
                                       -----------------                 -----------------
                                    Units            Value            Units            Value            Total
                                    -----            -----            -----            -----            -----
Balances at December 31, 2003     16,350.3885    $  55,901,105       5,435.3839    $  21,864,754    $  77,765,859
Net income for the year
ended December 31, 2004                              1,233,969                           926,455        2,160,424
Additions                         42,634.5145      145,063,460       9,159.2385       37,100,458      182,163,918
Redemptions                       (1,093.8480)      (3,709,181)       (911.8706)      (3,579,763)      (7,288,944)
Transfers                         (1,174.6804)      (3,975,687)        984.2219        3,975,687                0
                                -------------    -------------    -------------    -------------    -------------
Balances at December 31, 2004     56,716.3746    $ 194,513,666      14,666.9737    $  60,287,591    $ 254,801,257

Net income for the year
ended December 31, 2005                              7,206,949                         5,414,894       12,621,843
Additions                         27,524.1876       90,751,374      14,128.3246       56,326,876      147,078,250
Redemptions                       (8,412.2820)     (27,910,430)     (2,536.4068)     (10,198,807)     (38,109,237)
Transfers                           (449.6833)      (1,556,125)        376.2402        1,556,125                0
                                -------------    -------------    -------------    -------------    -------------
Balances at December 31, 2005     75,378.5969    $ 263,005,434      26,635.1317    $ 113,386,679    $ 376,392,113
                                =============    =============    =============    =============    =============

                               Net Asset Value Per Unit
--------------------------------------------------------------------------------------

        December 31,                     December 31,               December 31,
           2005                             2004                       2003
           ----                             ----                       ----
Class A            Class B         Class A       Class B       Class A       Class B
-------            -------         -------       -------       -------       -------
$3,489.13          $4,257.03       $3,429.59     $4,110.43     $3,418.95     $4,022.67

                            See accompanying notes.

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS

                                ---------------

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     A.   General Description of the Partnership

          Futures Portfolio Fund, Limited Partnership (the Partnership) is a Maryland limited partnership which operates as a commodity investment pool. The Partnership utilizes professional trading advisors to engage in the trading of futures contracts, forward currency contracts and other financial instruments.

          The Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Limited Partnership Agreement.

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

     D.   Cash Equivalents

          Cash equivalents are highly liquid investments with original maturity of three months or less that are not held for sale in the normal course of business.

     E.   Brokerage Commissions

          Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

     F.   Income Taxes

          The Partnership prepares calendar year U.S. and applicable state information tax returns. The Partnership is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Partnership's income, expenses and trading gains or losses. The Partnership however, may be required to file returns and pay tax in various state and local jurisdictions as a result of its operations or the residency of its partners.

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                ---------------

Note 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
        (CONTINUED)

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

     H.   Classes of Interests

          The Partnership has two classes of limited partnership interests ("Interests"), Class A and Class B. The General Partner may offer additional classes at its discretion. Both Class A and Class B Interests are traded pursuant to identical trading programs and differ only in respect to the General Partner's management fee and selling agent's fee. Class B Interests are issued only at the General Partner's discretion and are generally intended for investors who are participating in fee based investment advisory programs. All items of income or loss, except for the General Partner management fee and selling agent's fee, are allocated pro rata between Class A and Class B Interests. The General Partner management fee and selling agent's fee applicable to each class of Interest is then charged to each class. All items of income or loss allocated to each class of Interest is then allocated pro rata to each Limited Partner within each class.

Note 2. GENERAL PARTNER

          The General Partner of the Partnership is Steben & Company, Inc., which conducts and manages the business of the Partnership. During the years ended December 31, 2005 and 2004, the General Partner did not maintain a capital balance in the Partnership, however, the sole shareholder of the General Partner has an investment in Class B Interests of the Partnership.

          During the years ended December 31, 2005 and 2004, the General Partner received the following compensation:

          o Commencing December 1, 2004, Class A Interests paid a monthly management fee equal to 1/12 of 1.95 percent (1.95 percent per annum) of the net asset value of the Class A Interests as of the last day of each month.
          o For the period January 1, 2004 through November 30, 2004, Class A Interests paid a monthly management fee equal to 1/12 of 2 percent (2 percent per annum) of the net asset value of the Class A Interests as of the last day of each month.
          o Class A Interests paid monthly selling agents' fees equal to 1/12 of 2 percent (2 percent per annum) of the net asset value of the Class A Interests as of the last day of each month. The General Partner, in turn, pays the selling agents' fees to the respective selling agents. If the selling agents' fees are not paid to the selling agent, or the General Partner was the selling agent, such portions of the selling agents' fees are retained by the General Partner.

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                ---------------

Note 2. GENERAL PARTNER (CONTINUED)

          o Class B Interests paid a monthly management fee equal to 1/12 of 1.95 percent (1.95 percent per annum) of the net asset value of the Class B Interests as of the last day of each month.
          o Class B Interests paid monthly selling agents' fees equal to 1/12 of .20 percent (.20 percent per annum) of the net asset value of the Class B Interests as of the last day of each month. The General Partner, in turn, pays the selling agents' fees to the respective selling agents. If the selling agents' fees are not paid to the selling agent, or the General Partner was the selling agent, such portions of the selling agents' fees are retained by the General Partner.

          For the period January 1, 2004 through November 30, 2004, the General Partner also received, at the time of subscription, a subscription fee equal to 1 percent of the subscription amount. The General Partner could reduce or waive this fee in its sole discretion. Additions in the statements of changes in partners' capital (net asset value) are reflected net of such subscription fee. Effective December 1, 2004, the General Partner no longer charges a subscription fee.

          Pursuant to the terms of the Limited Partnership Agreement, the General Partner receives 1 percent of any increase or decrease in the Partnership's net assets. Such amount is reflected as the General Partner 1 percent allocation in the statement of financial condition and the statement of operations.

Note 3. COMMODITY TRADING ADVISORS

          The Partnership has Advisory Agreements with various commodity trading advisors, pursuant to which the Partnership pays each commodity trading advisor a monthly or quarterly management fee equal to 1 percent or 2 percent per annum of allocated net assets (as separately defined in each respective Advisory Agreement) and a quarterly incentive fee equal to 20 percent or 25 percent of net new Trading Profits (as separately defined in each respective Advisory Agreement).

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

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                ---------------

Note 5. OPERATING EXPENSES

          The Partnership is responsible for all of its operating expenses such as accounting, audit, legal, administrative, marketing and offering expenses. Operating expenses also include salary and administrative costs incurred by the General Partner relating to marketing and administration of the Partnership, such as salaries and commissions of General Partner marketing personnel, commissions to marketing personnel unaffiliated with the General Partner, and administrative employee salaries and related costs. Pursuant to the terms of the Limited Partnership Agreement, operating expenses that exceed 1 percent of the average month-end net assets of the Partnership are the responsibility of the General Partner. For the years ended December 31, 2005 and 2004, the Partnership paid $1,624,509 and $1,165,493 to the General Partner for operating expenses. For the years ended December 31, 2005 and 2004, actual operating expenses exceeded 1 percent of average month-end net assets of the Partnership by $1,047,482 and $1,527,551, respectively, with such amounts included in operating expenses waived in the statement of operations. Additionally, for the years ended December 31, 2005 and 2004, the General Partner voluntarily paid $524,646 and $219,409, respectively, of operating expenses of the Partnership, with such amounts also included in operating expenses waived in the statement of operations. Operating expenses, net of waived operating expenses, were .87 percent of the average month-end net assets from January 1, 2004 through August 30, 2005 and .75 percent from September 1, 2005 through December 31, 2005.

Note 6. SUBSCRIPTIONS, DISTRIBUTIONS AND REDEMPTIONS

          Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. Units are sold at the net asset value per Class A or Class B unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as Limited Partners as of the beginning of the month following the month in which their subscriptions were accepted. At December 31, 2005 and 2004, the Partnership had received subscriptions of $15,743,538 and $5,306,668, respectively, which were additions to the Partnership effective January 1, 2006 and January 1, 2005, respectively.

          The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of Class A or Class B units owned at the end of any month, subject to 15 days written notice to the General Partner and restrictions in the Limited Partnership Agreement.

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

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                ---------------

Note 7. TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)

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

          The Partnership utilizes UBS Financial Services, Inc. as its cash management securities broker for the investment of some margin excess amounts into short-term fixed income instruments including high grade commercial paper (interest bearing with some credit risk), U.S. Agency securities and Treasury Bills (interest bearing and credit risk free) with durations no longer than one year. Fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Partnership's Treasury Bills, although substantially all of these short-term investments are held to maturity.

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

          The unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

                                  Futures Contracts          Forward Currency Contracts
                                  (exchange traded)             (non-exchange traded)

                             December 31,    December 31,    December 31,    December 31,
                                 2005            2004            2005            2004
                                 ----            ----            ----            ----
Gross unrealized gains       $ 16,127,549    $ 11,621,802    $  8,821,813    $ 11,813,827
Gross unrealized losses        (7,437,973)     (3,360,261)    (15,771,135)    (13,385,987)
                             ------------    ------------    ------------    ------------
Net unrealized gain (loss)   $  8,689,576    $  8,261,541    $ (6,949,322)   $ (1,572,160)
                             ============    ============    ============    ============

          The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 8. GUARANTEES

          In the normal course of business, the Partnership may enter into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Partnership's maximum exposure under these arrangements cannot be estimated. However, the Partnership believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the financial statements for such indemnifications.

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                                ---------------

Note 9. FINANCIAL HIGHLIGHTS

          The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2005 and 2004. This information has been derived from information presented in the financial statements.

                                                           December 31,                December 31,
                                                               2005                        2004
                                                      -----------------------     -----------------------
                                                       Class A       Class B       Class A       Class B
                                                      Interests     Interests     Interests     Interests
                                                      ---------     ---------     ---------     ---------
Per Unit Performance
(for a unit outstanding throughout the entire year)
---------------------------------------------------

Net asset value per unit at beginning of year         $3,429.59     $4,110.43     $3,418.95     $4,022.67
                                                      ---------     ---------     ---------     ---------

Income from operations:
     Gains from trading (1)                              242.28        294.60        283.67        346.07
     Net investment loss (1)                            (182.74)      (148.00)      (273.03)      (258.31)
                                                      ---------     ---------     ---------     ---------

               Total income from operations               59.54        146.60         10.64         87.76
                                                      ---------     ---------     ---------     ---------

Net asset value per unit at end of year               $3,489.13     $4,257.03     $3,429.59     $4,110.43
                                                      =========     =========     =========     =========

Total Return                                               1.74%         3.57%         0.31%         2.18%
                                                      =========     =========     =========     =========

Supplemental Data

Ratios to average net asset value:
     Expenses prior to advisor incentive fees(2)(3)        7.29%         5.52%         6.37%         4.52%
     Advisor incentive fees                                2.09%         2.10%         2.86%         3.03%
                                                      ---------     ---------     ---------     ---------

               Total expenses                              9.38%         7.62%         9.23%         7.55%
                                                      =========     =========     =========     =========

     Net investment loss (2), (3)                         -5.48%        -3.66%        -5.28%        -3.43%
                                                      =========     =========     =========     =========

Total returns are calculated based on the change in value of a Class A or Class B unit during the year. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

---------

     (1) The net investment loss per unit is calculated by dividing the net investment loss by the average number of Class A or Class B units outstanding during the year. Gains from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of gains from trading per unit due to the timing of trading gains and losses during the year relative to the number of units outstanding.

     (2) All of the ratios under the supplemental data are computed net of voluntary and involuntary waivers of operating expenses. For 2005 and 2004, the ratios are net of approximately .16% and .13% relating to the voluntary waiver of operating expenses, respectively. Both the nature and the amounts of the waivers are more fully explained in Note 5.

     (3) The net investment loss includes interest income and excludes gains from trading activities as shown on the statement of operations. The total amount is then reduced by all expenses other than advisor incentive fees. The resulting amount is divided by the average net asset value for the year.

          Also included herewith:

          (a)(2) Financial statement schedules not included in this Form 10K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial notes or statements thereto.

          (b) Exhibits.

          The following exhibits are filed herewith.

-----------------   ----------------------------------------------------------
  Exhibit Number    Description of Document
  --------------    -----------------------
-----------------   ----------------------------------------------------------
          1.1       Form of Selling Agreement.*
-----------------   ----------------------------------------------------------
          3.1       Maryland Certificate of Limited Partnership.*
-----------------   ----------------------------------------------------------
          4.1       Limited Partnership Agreement.*
-----------------   ----------------------------------------------------------
          10.1      Form of Subscription Agreement. *
-----------------   ----------------------------------------------------------
          10.2      Advisory Agreement by and among the Fund, the General
                    Partner and Aspect, dated December 12, 2003.*
-----------------   ----------------------------------------------------------
          10.3      Advisory Agreement by and among the Fund, the General
                    Partner and Sunrise, dated June 1, 1998.*
-----------------   ----------------------------------------------------------
          10.4      Advisory Agreement by and among the Fund, the General
                    Partner and Willowbridge, dated December 31, 1997.*
-----------------   ----------------------------------------------------------
          10.5      Advisory Agreement by and among the Fund, the General
                    Partner and Campbell, dated December 1997.*
-----------------   ----------------------------------------------------------
          10.6      Advisory Agreement by and among the Fund, the General
                    Partner and DKR Fusion, dated December 2004.**
-----------------   ----------------------------------------------------------
          16.1      Letter regarding change in certifying accountant.*
-----------------   ----------------------------------------------------------
          31.01     Rule 13a-14(a)/15d-14(a) Certification of Principal
                    Executive Officer
-----------------   ----------------------------------------------------------
          31.02     Rule 13a-14(a)/15d-14(a) Certification of Principal
                    Financial Officer
-----------------   ----------------------------------------------------------
          32.01     Section 1350 Certification of Principal Executive Officer
-----------------   ----------------------------------------------------------
          32.02     Section 1350 Certification of Principal Financial Officer
-----------------   ----------------------------------------------------------

------------------------------------------------------------------------------

* Incorporated by reference to the corresponding exhibit to the Registrant's registration statement (File no. 000-50728) filed on April 29, 2004 on Form 10 under the Securities Exchange Act of 1934 as amended.

** Denotes document filed as an exhibit to our Annual Report on Form 10-K for the period ended December 31, 2004 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

----------------------- --------------------------------------- --------------
            Name                        Title                     Date
            ----                        -----                     ----

----------------------- --------------------------------------- --------------
/s/ Kenneth E. Steben
-----------------------
Kenneth E. Steben       President and Director                  March 31, 2006
----------------------- --------------------------------------- --------------
/s/ Michael D. Bulley   Vice President of Research and Risk
----------------------- Management, Corporate Secretary and
Michael D. Bulley       Director                                March 31, 2006
----------------------- --------------------------------------- --------------
/s/ Barbara Rittenhouse
-----------------------
Barbara Rittenhouse     Comptroller and Director                March 31, 2006
----------------------- --------------------------------------- --------------

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FUTURES PORTFOLIO FUND, LIMITED
          Dated March 31, 2006         PARTNERSHIP

                                       By:    Steben & Company, Inc.
                                              General Partner

                                       By: /s/ Kenneth Steben
                                          ------------------------------------
                                       Name:  Kenneth Steben
                                       Title: President of the General Partner