Form 10-Q
period 2006-03-31
FUTURES PORTFOLIO FUND LP
filed 2006-05-15
CIK 861441

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

                  For the quarterly period ended March 31, 2006

                                       OR
           _
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

                                 (240) 631-9808
                                 --------------
               Registrant's Telephone Number, Including Area Code:

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

Large accelerated filer [  ]  Accelerated filer [  ]  Non-accelerated filer [X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: the registrant is a limited partnership; as of March 31,

2006, 78,118.3251 Class A units and 30,741.9503 Class B units with an aggregate value of $281,239,646 and $135,640,168 respectively, were outstanding.
==============================================================================

                                Table of Contents

Part I:     Financial Information

Item 1.    Financial Statements

           Statements of Financial Condition
           March 31, 2006 (Unaudited) and December 31, 2005 (Audited)

           Condensed Schedule of Investments
           March 31, 2006 (Unaudited)

           Condensed Schedule of Investments
           December 31, 2005 (Audited)

           Statements of Operations
           For the Three Months Ended March 31, 2006 and 2005 (Unaudited)

           Statements of Cash Flows
           For the Three Months Ended March 31, 2006 and 2005 (Unaudited)

           Statements of Changes in Partners' Capital (Net Asset Value) - For the Three Months Ended March 31, 2006 and 2005 (Unaudited)

           Notes to Financial Statements for the Three Months Ended March 31, 2006 and 2005 (Unaudited)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Item 4.    Controls and Procedures

Part II:   Other Information

Item 1.    Legal Proceedings

Item 1A.   Risk Factors

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.    Defaults upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                        STATEMENTS OF FINANCIAL CONDITION
           March 31, 2006 (Unaudited) and December 31, 2005 (Audited)
                                -----------------


                                                                                     March 31,             December 31,
                                                                                         2006               2005

ASSETS
   Equity in broker trading accounts                                             $    189,997,057      $   198,497,253
     Cash                                                                                 898,642              695,371
     Interest receivable                                                               22,510,152            8,689,576
     Net unrealized gain on open futures contracts                               -----------------     -----------------

            Deposits with brokers                                                $    213,405,851          207,882,200

   Cash and cash equivalents                                                           52,213,371           54,960,101
   Commercial paper
     (cost, including accrued interest, - $135,915,180 and $124,721,316)              135,915,180          124,721,316
   United States government agency securities
     (cost, including accrued interest, - $49,671,342 and $19,831,111)                 49,671,342           19,831,111
   Net unrealized gain (loss) on open forward currency contracts                          129,758           (6,949,322)
                                                                                 -----------------     -----------------
          Total assets                                                           $    451,335,502      $   400,445,406
                                                                                 =================     =================
 LIABILITIES
   Accounts payable                                                              $      1,118,326       $      533,744
   Commissions and other trading fees on open contracts                                   134,148              107,284
   General Partner management fee                                                         685,965              608,924
   General Partner 1 percent allocation                                                   287,246              149,316
   Advisor management fees                                                              1,499,653            1,325,463
   Advisor incentive fees                                                               2,701,684            2,795,651
   Selling agents' fees                                                                   504,068              462,691
   Redemptions payable                                                                  8,911,026            2,326,682
   Subscriptions received in advance                                                   18,613,572           15,743,538
                                                                                 -----------------     -----------------
            Total liabilities

PARTNERS' CAPITAL (Net Asset Value)                                              $     34,455,688           24,053,293
                                                                                 -----------------     -----------------
  Class A Interests - 78,118.3251 units and 75,378.5969 units
    outstanding at March 31,2006 and December 31,2005                            $    281,239,646          263,005,434
  Class B Interests - 30,741.9503 units and 26,635.1317 units
    outstanding at March 31, 2006 and December 31,2005                           $    135,640,168          113,386,679
                                                                                 -----------------     -----------------
   Total partners' capital (Net Asset Value)                                     $    416,879,814          376,392,113
                                                                                 -----------------     -----------------
   Total liabilities and partners' capital                                       $    451,335,502        $ 400,445,406
                                                                                 =================     =================




                                             See accompanying notes.

                                                    1

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                        CONDENSED SCHEDULE OF INVESTMENTS
                                 March 31, 2006
                                   (Unaudited)
                                   ----------

UNITED STATES GOVERNMENT AGENCY SECURITIES
------------------------------------------
                    Maturity                                                                             % of Net
   Face Value         Date      Description                                              Value         Asset Value
   ----------       --------    -----------                                              -----         -----------
 $30,000,000        07/18/06    Fed Home Ln Discount Note                           $    29,597,700          7.10%
  20,542,000        09/19/06    Freddie Mac Discount Note                                20,073,642          4.82%
                                Total United States government agency securities    _______________    ___________
                                (cost, including accrued Interest, = $49,671,342)   $    49,671,342         11.92%
                                                                                    ===============    ===========

COMMERCIAL PAPER
----------------
                 Maturity                                                                                % of Net
 Face Value       Date          Description                                               Value         Asset Value
 ----------      --------       -----------                                               -----         -----------
$30,749,000      05/23/06       Daimlerchrysler Na Hldg                             $   30,533,142            7.32%
 10,000,000      07/25/06       General Elec Cap Corp                                    9,855,292            2.36%
 20,339,000      07/25/06       General Elec Cap Corp                                   20,026,486            4.80%
 20,000,000      08/14/06       Societe Generate N Amer                                 19,646,000            4.71%
 10,300,000      08/14/06       UBS Finance Delaware LLC                                10,116,918            2.43%
    700,000      08/14/06       UBS Finance Delaware LLC                                   687,557            0.16%
 20,392,000      08/14/06       UBS Finance Delaware LLC                                20,021,120            4.80%
 25,632,000      09/22/06       Societe Generale N Amer                                 25,028,665            6.00%
                                Total commercial paper securities                   ______________     ____________
                                (cost, including accrued Interest, = $135,915,180)  $  135,915,180           32.58%
                                                                                    ===============    ============

LONG FUTURES CONTRACTS
----------------------
                                                                                                         % of Net
                                Description                                               Value         Asset Value
                                -----------                                               -----         -----------
                                Agricultural                                        $      470,371            0.11%
                                Currency                                                   (30,479)          -0.01%
                                Energy                                                   1,451,815            0.35%
                                Interest Rate                                             (401,238)          -0.10%
                                Metal                                                    6,411,062            1.54%
                                Stock Index                                              3,217,717            0.77%
                                                                                    ---------------    ------------
                                Total long futures contracts                            11,119,248            2.66%
                                                                                    ===============    ============


SHORT FUTURES CONTRACTS
-----------------------
                                                                                                         % of Net
                                Description                                              Value         Asset Value
                                -----------                                              -----         -----------
                                Agricultural                                              314,498            0.08%
                                Currency                                                2,863,426            0.69%
                                Energy                                                   (153,807)          -0.04%
                                Interest Rate                                           9,678,894            2.32%
                                Metal                                                  (1,344,235)          -0.32%
                                Stock Index                                                32,128            0.01%
                                                                                    ---------------    -----------
                                Total short futures contracts                          11,390,904            2.74%
                                                                                    ---------------    -----------
                                Total futures contracts                             $  22,510,152            5.40%
                                                                                    ===============    ============


 FORWARD CURRENCY CONTRACTS
 --------------------------
                                                                                                         % of Net
                                Description                                              Value         Asset Value
                                -----------                                              -----         -----------
                                Long forward currency contracts                     $  (5,993,571)         -1.44%
                                Short forward currency contracts                        6,121,330           1.47%
                                Pending Option Premiums                                     1,999           0.00%
                                                                                    ---------------    ----------
                                Total forward currency contracts                    $     129,758           0.03%
                                                                                    ===============    ===========


                                                See accompanying notes.

                                                          2

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                        CONDENSED SCHEDULE OF INVESTMENTS
                                December 31, 2005
                                   (Audited)
                                   ----------

UNITED STATES GOVERNMENT AGENCY SECURITIES
------------------------------------------


                     Maturity                                                                             % of Net
    Face Value         Date     Description                                              Value          Asset Value
    ----------       --------   -----------
   $20,000,000       03/22/06   Fannie Discount Note                                $    19,831,111           5.27%
                                Total United States government agency securities
                                                                                    _______________    _____________
                                (cost, including accrued interest, = $19,831,111)   $    19,831,111           5.27%
                                                                                    ===============    =============

COMMERCIAL PAPER
----------------
                     Maturity                                                                             % of Net
    Face Value         Date     Description                                              Value          Asset Value
    ----------       --------   -----------                                              -----         ------------
  $30,222,000        01/23/06   Daimlerchrysler Na Hldg                             $    30,141,845           8.01%
   20,000,000        02/13/06   HSBC Finance Corp                                        19,899,667           5.29%
   10,300,000        02/13/06   ING America Ins Hldgs                                    10,248,082           2.72%
   20,000,000        03/22/06   General E1ec Cap Corp                                    19,825,333           5.27%
   25,000,000        03/22/06   Societe Generale N Amer                                  24,781,944           6.58%
   20,000,000        03/22/06   UBS Finance Delaware LLC                                 19,824,445           5.27%

                                Total commercial paper securities
                                                                                    ===============    =============
                                (cost, including accrued interest, = $124,721,316)  $   124,721,316          33.14%
                                                                                    ===============    =============

LONG FUTURES CONTRACTS
----------------------
                                                                                                            %of Net
                                Description                                              Value          Asset Value
                                -----------                                              -----          -----------
                                Agricultural                                        $    2,208,810            0.59%
                                Currency                                                   (38,180)          -0.01%
                                Energy                                                  (1,989,422)          -0.53%
                                Interest Rate                                              572,769            0.15%
                                Metal                                                    6,560,479            1.74%
                                Stock Index                                                493,210            0.13%
                                                                                    _______________    _____________
                                Total long futures contracts                             7,807,666            2.07%
                                                                                    ===============    =============


SHORT FUTURES CONTRACTS
-----------------------
                                                                                                           % of Net
                                Description                                            Value            Asset Value
                                -----------                                            -----           ------------
                                Agricultural                                           (640,886)             -0.17%
                                Currency                                                153,910               0.04%
                                Energy                                                 (355,062)             -0.09%
                                Interest Rate                                         3,114,494               0.83%
                                Metal                                                (1,217,256)             -0.32%
                                Stock Index                                            (173,290)             -0.05%
                                                                                    _______________    ____________
                                Total short futures contracts                           881,910               0.24%
                                                                                    ______________     _____________
                                Total futures contracts                             $ 8,689,576               2.31%
                                                                                    ===============    =============

FORWARD CURRENCY CONTRACTS
--------------------------
                                                                                                           % of Net
                                Description                                              Value          Asset Value
                                -----------                                              -----         ------------
                                Long forward currency contracts                     $   (8,197,045)          -2.18%
                                Short forward currency contracts                         1,226,183
                                                                                                              0.33%
                                Pending Option Premiums                                     21,540            0.01%
                                                                                    ---------------    -------------
                                Total forward currency contracts                    $   (6,949,322)           1.84%
                                                                                    ===============    =============
                             See accompanying notes.



                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
               For the Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)
                                  _____________


                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                          2006          2005
                                                                                          ----          ----
TRADING GAINS (LOSSES)

  Net realized losses                                                               $ (2,297,390)      $ (10,537,483)
  Change in unrealized gains                                                          20,899,656             485,418
  Brokerage commissions                                                                 (414,310)           (430,194)
                                                                                    ---------------    --------------
                                                                                      18,187,956         (10,482,259)
       Gain (loss) from trading                                                     ---------------    --------------

NET INVESTMENT (LOSS)
   Income                                                                              4,541,650           1,994,049
     Interest income                                                                ---------------    --------------

Expenses
   General Partner management fee                                                      1,990,757           1,244,668
General Partner 1 percent allocation                                                     137,931            (125,809)
Advisor management fees                                                                1,995,457           1,081,914
Advisor incentive fee                                                                  2,708,144             206,630
Selling agents' fees                                                                   1,461,885           1,001,469
Operating expenses                                                                     1,178,491             980,345
                                                                                    ---------------    --------------
     Total expenses                                                                    9,472,665           4,389,217
                                                                                    ---------------    --------------
     Operating expenses waived                                                          (398,192)           (422,368)
                                                                                    ---------------    --------------
     Net total expenses                                                                9,074,473           3,966,849
                                                                                    ---------------    --------------
     Net investment loss                                                              (4,532,823)         (1,972,800)
                                                                                    ===============    ==============
                                                                                    $ 13,655,133       $ (12,455,059)
NET INCOME (LOSS)



                                                                     Three Months Ended March 31,
                                                                   2006                        2005
                                                                   ----                        ----

                                                          Class A       Class B       Class A       Class B
                                                          -------       -------       -------       -------
INCREASE (DECREASE) IN NET ASSET VALUE PER UNIT
                                                          $111.05       $155.19      ($172.63)     ($189.53)
                                                          =======       =======       =======       =======



                                                           4
                                              see accompanymg notes.

                   FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                            STATEMENTS OF CASH FLOWS
               For the Three Months Ended March 31, 2006 and 2005
                                   (Unaudited)
                                   ----------


                                                                                           2006                2005
                                                                                           ----                ----
Cash flows from (for) operating activities
   Net income (loss)                                                                $   13,655,133     $  (12,455,059)
     Adjustments to reconcile net income (loss) to net
     cash from (for) operating activities
       Net change in unrealized gains                                                  (20,899,655)          (485,418)
       Increase in interest receivable                                                    (203,271)          (610,606)
       Increase in General Partner 1 percent allocation                                                      (103,986)
       Increase in accounts payable and accrued expenses                                   948,017            151,089
       Net sales (purchases) of investments in United States
         government agency securities                                                  (29,840,231)        35,877,912
       Purchases of commercial paper                                                   (11,193,865)                 0
                                                                                    ---------------    ----------------
           Net cash from (for) operating activities                                    (47,533,872)        22,373,932

 Cash flows from (for) financing activities

   Additions of units                                                                   27,047,598         27,226,543
   Subscriptions received in advance                                                    18,613,572         14,792,692
   Redemption of units                                                                  (9,374,224)        (5,149,568)
                                                                                    ---------------    ----------------
           Net cash fTom financing activities                                           36,286,946         36,869,667

Net increase (decrease) in cash                                                        (11,246,926)        59,243,599

Cash and cash equivalents
   Beginning of period                                                                 253,457,354        211,350,873
                                                                                    ---------------    ----------------
   End of period                                                                    $  242,210,428     $  270,594,472
                                                                                    ===============    =================
   End of period cash consists of:
     Cash in broker trading accounts                                                $  189,997,057     $  236,217,590
     Cash and cash equivalents                                                          52,213,371         34,376,882
                                                                                    ---------------    ----------------

           Total end of period cash                                                 $  242,210,428      $ 270,594,472
                                                                                    ===============    =================
                                       See accompanying notes.



                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
              For the Three Months Ended March 31, 2006 and 2005
                                  (Unaudited)

                                  ----------




                                             Class A Interests              Class B Interests
                                             -----------------              -----------------
                                            Units          Value          Units          Value         Total
                                            -----          -----          -----          -----         -----
    Three Months Ended March 31, 2006

    Balances at December 31,2005         75,378.5969   $263,005,434  26,635.1317  $113,386,679   $376,392,113
    Net income for the three months
      ended March 31,2006                                8,853,281                   4,801,852     13,655,133
    Additions                            6,523.5427     22,777,615    4,687.3488    20,013,521     42,791,136
    Redemptions                         (3,663.9062)   (12,974,633)   (678.6703)   (2,983,935)   (15,958,568)
     Transfers                            (119.9083)      (422,051)     98.1401       422,051              0
                                      --------------- -------------- ------------ ------------- ---------------
    Balances at March 31,2006            78,118.3251   $281,239,646  30,741.9503  $135,640,168  $416,879,814
                                      =============== ============== ============ ============= ===============


                                             Class A Interests              Class B Interests
                                             -----------------              -----------------
                                            Units          Value          Units          Value         Total
                                            -----          -----          -----          -----         -----
    Three Months Ended March 31, 2005
    Balances at December 31,2004         56,716.3746   $194,513,666  14,666.9737  $ 60,287,591  $254,801 ,257
    Net (loss) for the three months
      ended March 31,2005                               (9,791,682)                (2,663,377)   (12,455,059)
    Additions                             6,154.3629     20,004,703   3,228.3613    12,528,508
                                                                                                   32,533,211
    Redemptions                         (1,700.2618)    (5,498,475)   (271.5557)   (1,050,100)    (6,548,575)
    Transfers                              (37.7372)      (121,242)      24.8403        95,879       (25,363)
                                      --------------- -------------- ------------ ------------- ---------------
    Balances at March 31,2005            61,132.7385   $199,106,970  17,648.6196  $ 69,198,501   $268,305,471
                                      =============== ============== ============ ============= ===============




                                     Net Asset Value Per Unit


---------------------------------------------------------------------------------------------------



       March 31, 2006         December 31, 2005          March 31, 2005        December 31, 2004

 Class A        Class B     Class A      Class B     Class A     Class B     Class A       Class B
 -------        -------     -------      -------     -------     --------    -------       -------
$3,600.18      $4,412.22   $3,489.13    $4,257.03    $3,256.96   $3,920.90   $3,429.59     $4,110.43

                             See accompanying notes.

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

                                  ----------

Note 1:    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
           -----------------------------------------------------------

           A.    General Description of the Partnership

                 Futures Portfolio Fund, Limited Partnership (the "Partnership") is a Maryland limited partnership which operates as a commodity investment pool. The Partnership utilizes professional trading advisors to engage in the trading of futures contracts, forward currency contracts, and other financial instruments.

                 The Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Limited Partnership Agreement.

           B.    Regulation

                 The Partnership is a registrant with the Securities and Exchange Commission ("SEC") pursuant to the Securities Exchange Act of 1934 (the "Act"). As a registrant, the Partnership is subject to the regulations of the SEC and the informational requirements of the Act. As a commodity pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States ("U.S.") government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges where the Partnership executes transactions. Additionally, the Partnership is subject to the requirements of Futures Commission Merchants (brokers) and interbank market makers through which the Partnership trades.

           C. Method of Reporting

                 The Partnership's financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership's management. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 - "Offsetting of Amounts Related to Certain Contracts." Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government securities and agency securities and Commercial Paper are stated at cost plus accrued interest, which approximates market value.

                 For purposes of both financial reporting and calculation of redemption value, net asset value per Class A or Class B unit is calculated by dividing the net asset value of Class A or Class B by the number or outstanding units of Class A or Class B.

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

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

                                  ----------

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

            H.    Classes of Interests

                  The Partnership has two classes of limited partnership interests ("Interests"), Class A and Class B. The General Partner may offer additional classes at its discretion. Both Class A and Class B Interests are traded pursuant to identical trading programs and differ only in respect to the General Partner's management fee and selling agent's fee. Class B Interests are issued only at the General Partner's discretion and are generally intended for investors who are participating in fee based investment advisory programs. All items of income or loss, except for the General Partner management fee and selling agent's fee, are allocated pro rata between Class A and Class B Interests. The General Partner management fee and selling agent's fee applicable to each class of Interest is then charged to each class. All items of income or loss allocated to each class of Interest are then allocated pro rata to each Limited Partner within each class.


Note 2:    GENERAL PARTNER
           ---------------

           The General Partner of the Partnership is Steben & Company, Inc., which conducts and manages the business of the Partnership. During the three months ended March 31, 2006 and 2005, the General Partner did not maintain a capital balance in the Partnership; however, the sole shareholder of the General Partner has an investment in Class B Interests of the Partnership.

           During the three months ended March 31, 2006 and 2005, the General Partner received the following compensation:

           o Commencing December 1, 2004, Class A Interests paid a monthly management fee equal to 1/12 of 1.95 percent (1.95 percent per annum) of the net asset value of the Class A Interests as of the last day of each month.
           o Class A Interests paid a monthly selling agents' fee equal to 1/12 of 2 percent (2 percent per annum) of the net asset value of the Class A Interests as of the last day of each month. The General Partner, in turn, pays the selling agents' fee to the respective selling agents. If the selling agents' fees are not paid to the selling agent, or the General Partner was the selling agent, such portions of the selling agents' fee are retained by the General Partner.
           o Class B Interests paid a monthly management fee equal to 1/12 of 1.95 percent (1.95 percent per annum) of the net asset value of the Class B Interests as of the last day of each month.

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

                                  ----------

Note  2:   GENERAL PARTNER (CONTINUED)
           ---------------------------

           o Class B Interests paid a monthly selling agents' fees equal to 1/12 of .20 percent (.20 percent per annum) of the net asset value of the Class B Interests as of the last day of each month. The General Partner, in turn, pays the selling agents' fees to the respective selling agents. If the selling agents' fees are not paid to the selling agent, or the General Partner was the selling agent, such portion of the selling agents' fees are retained by the General Partner.

           Pursuant to the terms of the Limited Partnership Agreement, the General Partner receives 1 percent of any increase or decrease in the Partnership's net assets. Such amount is reflected as the General Partner 1 percent allocation in the statement of financial condition and the statement of operations.


Note 3     COMMODITY TRADING ADVISORS
           --------------------------

           The Partnership has Advisory Agreements with various commodity trading advisors, pursuant to which the Partnership pays each commodity trading advisor a monthly or quarterly management fee equal to 1 percent or 2 percent per annum of allocated net assets (as separately defined in each respective Advisory Agreement) and a quarterly or annual incentive fee equal to 20 percent or 25 percent of net new Trading Profits (as separately defined in each respective Advisory Agreement).


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


Note 5:    OPERATING EXPENSES
           ------------------

           The Partnership is responsible for all of its operating expenses such as accounting, audit, legal, administrative, marketing and offering expenses. Operating expenses also include salary and administrative costs incurred by the General Partner relating to marketing and administration of the Partnership, such as salaries and commissions of General Partner marketing personnel, and administrative employee salaries and related costs. Pursuant to the terms of the Limited Partnership Agreement, operating expenses that exceed 1 percent of the average month-end net assets of the Partnership are the responsibility of the General Partner. For the three months ended March 31, 2006 and 2005, actual operating expenses exceeded .25 percent (pro rated operating expense limitation) of average month-end net assets of the Partnership by $146,934 and $ 344,719, respectively, with such amount included in operating expenses waived in the statement of operations. Additionally, during the three months ended March 31, 2006 and 2005, the General Partner voluntarily paid $251,258 and $77,649, respectively, of operating expenses of the Partnership, with such amounts also included in operating expenses waived in the statement of operations.


Note 6     SUBSCRIPTIONS, DISTRIBUTIONS, AND REDEMPTIONS
           ---------------------------------------------

           Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. Units are sold at the net asset value per Class A or Class B unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as Limited Partners as of the beginning of the month following the month in which their subscriptions were accepted. At March 31, 2006 and December 31, 2005, the Partnership had received subscriptions of $18,613,572 and $15,743,538, respectively, which were additions to the Partnership effective April 1, 2006 and January 1, 2006, respectively.

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

                                  ----------


Note 6     SUBSCRIPTIONS, DISTRIBUTIONS, AND REDEMPTIONS (CONTINUED)
           ---------------------------------------------------------

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

           The unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

                                         Futures Contracts                    Forward Currency Contracts

                                         (exchange traded)                      (non-exchange traded)

                                   March 31,       December 31,              March 31,           December 31,

                                     2006              2005                    2006                  2005
                                     ----              ----                    ----                  ----
Gross unrealized gains        $     26,818,422     $     16,127,549    $     11,622,028     $      8,821,813
Gross unrealized losses             (4,308,270)          (7,437,973)        (11,492,270)         (15,771,135)
Net unrealized gain (loss)    -------------------  -----------------   -------------------  --------------------
                              $     22,510,152     $      8,689,576    $        129,758     $     (6,949,322)
                              ===================  =================   ===================  ====================


                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

                                  ----------

Note 7     TRADING ACTIVITIES AND RELATED RISKS (CONTINUED)
           ------------------------------------------------

           The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 8:    GUARANTEES
           ----------

           In the normal course of business, the Partnership may enter into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications. The Partnership's maximum exposure under these arrangements cannot be estimated. However, the Partnership believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any continent liability in the financial statements for such indemnifications.


Note 9:    INTERIM FINANCIAL STATEMENTS
           ----------------------------

           The statements of financial condition, including the condensed schedule of investments, as of March 31, 2006, the statements of operations for the three months ended March 31, 2006 and 2005, the statements of cash flows and changes in partners' capital (net asset value) for the three months ended March 31, 2006 and 2005 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2006, results of operation for the three months ended March 31, 2006 and 2005, cash flows and changes in partners' capital (net asset value) for the three months ended March 31, 2006 and 2005. The results of operations for the three months ended March 31, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Form 10-K as filed with the Securities and Exchange Commission.

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)

                                  ----------

Note 10:   FINANCIAL HIGHLIGHTS
           --------------------

           The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2006 and 2005. This information has been derived from information presented in the financial statements.


                                                                        Three months ended March 31,
                                                                     2006                           2005
                                                                 (Unaudited)                    (Unaudited)
                                                           Class A         Class B         Class A        Class B
                                                          Interests       Interests       Interests       Interests
                                                          ---------       ---------       ---------       ---------
Per Unit Performance
(for a unit outstanding throughout the entire period)
-----------------------------------------------------
Net asset value per unit at beginning of period           $3,489.13       $4,257.03       $3,429.59       $4,110.43
                                                          ---------       ---------       ---------       ---------

Income from operations
         Gain (loss) from trading (1)                        156.26          191.59        (144.34)        (172.54)
         Net investment loss(1)                             (45.21)         (36.40)         (28.29)         (16.99)
                                                          ---------       ---------       ---------       ---------

                   Total income (loss) from operations       111.05          155.19        (172.63)        (189.53)
                                                          ---------       ---------       ---------       ---------

Net asset value per unit at end of period                 $3,600.18       $4,412.22       $3,256.96       $3,920.90
                                                          =========       =========       =========       =========

Total Return                                                  3.18%           3.65%         (5.03%)         (4.61%)
                                                          =========       =========       =========       =========

Supplemental Data Ratios to average net asset value:
         Expenses prior to advisor incentive fees(2),(3)      1.75%           1.30%           6.20%           4.47%
         Advisor incentive fees                               0.68%           0.70%           0.08%           0.08%
                                                          ---------       ---------       ---------       ---------

                 Total expenses                               2.43%           2.00%           6.28%           4.55%
                                                          =========       =========       =========       =========

         Net investment loss(2),(3)                         (1.28%)         (0.85%)         (3.14%)         (1.40%)
                                                          =========       =========       =========       =========


           Total returns are calculated based on the change in value of a Class A or Class B unit during the period and have not been annualized. An individual partner's total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1) The net investment loss per unit is calculated by dividing the net investment loss by the average number of Class A or Class B units outstanding during the period. Gains from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of gains from trading per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.
(2) All of the ratios under the supplemental data are computed net of voluntary and involuntary waivers of operating expenses. For the three months ended March 31, 2006 and 2005, the ratios are net of approximately .06% and .03% relating to the voluntary waiver of operating expenses, respectively. Both the nature and the amounts of the waivers are more fully explained in Note 5.
(3) The net investment loss includes interest income and excludes gains from trading activities as shown on the statement of operations. The total amount is then reduced by all expenses other than advisor incentive fees. The resulting amount is divided by the average net asset value for the year.

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

As of March 31, 2006 the aggregate capitalization of the Fund was $416,879,814 of which $281,239,646 was in A units and $135,640,168 was in B units. A units and B units differ only with regard to lower Selling Agent fees for the B units. The net asset value per unit of limited partnership interest ("Unit") for A units as of March 31, 2006 was $3,600.18 and for B units was $4,412.22.


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


Results of Operations

2006

January 2006
A Units of the Fund were up 1.18% for the month of January 2006 and B Units were up 1.33%. In January, profits from metals, equity indices, energy and agricultural commodities offset losses from interest rate instruments and foreign currencies. The Fund's long positions in zinc, aluminum and copper generated the strongest profits in the metals sector. The strong upward trends in metals from 2005 continued into January as capacity constrained producers tried to keep pace with industrial growth. Global stock prices also continued their upward trends into 2006 benefiting the Fund's long positions in equity indices. Long positions in the energy sector delivered good profits as the price for light crude approached $70 per barrel. Interest rate instruments were the poorest performing sector this month. Medium to long-term bond prices declined which went against the Fund's long positions.

February 2006
A Units of the Fund were down 1.79% for the month of February 2006 and B Units were down 1.64%. Losses from energy, metals, foreign currencies and agricultural commodities offset profits from equity indices and interest rate instruments. The Fund's most significant losses came from long positions in crude oil after the price of crude dropped nearly $10 per barrel following stronger than expected inventory reports. Prices rebounded somewhat later in the month after reports of violence in Nigeria and an attempted refinery bombing in Saudi Arabia. Short positions in natural gas produced positive returns as the price continued its strong downward trend despite a short cold snap in North America. Short positions in the Japanese yen lost ground against several foreign currencies including the USD, euro, Swiss franc and British pound as the yen strengthened amid speculation that Japanese interest rates might be raised sooner than expected. The best single market was in the interest rates sector, where short positions in the Eurodollar profited from market expectations of further US interest rate hikes.

March 2006
A Units of the Fund were up 3.84% for the month of March 2006 and B Units were up 4.00%. Profits in March came from interest rate instruments, equity indices, metals and energy sectors. The Fund's most significant profits came from short positions in interest rate instruments. Worldwide bond prices continued a downward trend that gained momentum following comments from Federal Reserve and European central bank officials that fueled expectations of further rate hikes. The Bank of Japan's decision to drop its policy of "quantitative easing" caused yields on the Japanese government bond to rise sharply, while the yield on the US 10-year Treasury note rose to its highest level since the start of the rate-tightening cycle in June 2004. Despite rising interest rates, long positions in equity indices in U.S., European and Asian markets benefited from upward trends in those markets. Metals profits were from long positions in both base and precious metals including silver, which reached a 22 year high.


2005

         The returns for A Units for the years ended December 31, 2005, 2004 and 2003 were 1.74%, .31% and 15.25% respectively. The returns for B units for the years ended December 31, 2005, 2004 and 2003 were 3.57%, 2.18% and 17.43%, respectively. Further analysis of the trading gains and losses is provided below.

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

         A Units of the Fund were up 1.21% for the month of October 2005 and B Units were up 1.36%. The Fund posted a profit in October with profits from currencies, instrument rate instruments and metals offsetting losses from energy and equity indices. The majority of the Fund's short positions in foreign currencies profited as the U.S. dollar continued to gain strength and trend higher. The Fund's most significant profits came from short positions in the Japanese yen, which hit a 25-month low against the U.S. dollar. Additional profits resulted from short positions in domestic and international interest rate instruments, which trended downward on expectations of rising U.S. inflation and interest rates. Long positions in the energy sector lost some ground as prices retreated from last month's highs. Base metal prices, including aluminum, zinc, copper and nickel also profited this month. Overall, we were pleased with the performance in October in what was a volatile and difficult economic environment for trend following systems.

         A Units of the Fund were up 4.43% for the month of November 2005 and B Units were up 4.59%. The Fund's strongest profits in November came from long positions in the US dollar which continued to strengthen against other foreign currencies. Positions in the Japanese yen were particularly profitable. Long positions in the metals sector, including zinc, aluminum, copper and silver also contributed profits as increased demand from Asia helped push metals prices higher. The FOMC released meeting minutes this month that suggested the Federal Reserve might be nearing the end of its interest rate tightening cycle. That news sparked a rally in the U.S. financial markets driving U.S. fixed income products higher. The rally neutralized earlier gains from the Fund's short positions in interest rate instruments. Long positions in the energy sector lost some ground as prices retreated from previous highs.

         A Units of the Fund were down 1.55% for the month of December 2005, ending the year up 1.74% and B Units were down 1.40% for the month and up 3.57% for the year. Losses from currencies, interest rate instruments and energy offset profits from the metals, equity indices and agricultural commodities markets. The Fund's long positions in the U.S. dollar generated the strongest losses. Foreign currencies rallied against the dollar after the Federal Reserve's Open Market Committee signaled it might be nearing the end of its credit tightening cycle. News that the U.S. trade deficit hit record highs this month sent the dollar even lower against the yen, which posted its largest single-day rally against the dollar since March 2002. Short positions in medium and long-term interest rate instruments also lost ground, as the spread between short-term and long-term rates narrowed. Metals delivered another positive month as long positions in aluminum, zinc, copper and gold continued to trend higher.


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



    The Fund's Trading Value at Risk in Different Market Sectors

         The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of March 31, 2006. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of January 31, February 28, March 31, 2006, the Fund's total capitalization was $394,362,593, $394,792,596 and
$416,879,814 respectively.


FIRST QUARTER 2006

  Market                           Jan      % Total                   Feb       % Total                  Mar        % Total
  Sector                           VaR          Cap                   VaR           Cap                  VaR            Cap
Agricultural               $ 2,019,869        0.51%           $ 2,314,704         0.59%          $ 2,840,994          0.68%



Currency                  $ 24,761,007        6.28%          $ 29,629,576         7.51%         $ 32,569,864          7.81%
Energy                     $ 5,570,306        1.41%           $ 5,074,423         1.29%          $ 3,453,272          0.83%
Financial Indices         $ 12,786,540        3.24%          $ 13,789,433         3.49%          $ 9,517,530          2.28%
Interest Rates            $ 11,772,505        2.99%          $ 12,744,857         3.23%         $ 16,923,297          4.06%
Metals                     $ 2,480,684        0.63%           $ 2,717,807         0.69%          $ 4,186,258          1.00%
Total                     $ 59,390,912       15.06%          $ 66,270,800        16.79%         $ 69,491,215         16.67%


         Of the 3.18% return for the quarter ended March 31, 2006 for A Units, approximately 4.48% was due to trading gains (after commissions) and approximately 1.16% was due to interest income, offset by approximately 2.46% in performance fees, management fees, selling agent fees and operating costs borne by the Fund. Of the 3.65% return for the quarter ended March 31, 2006 for B Units, approximately 4.50% was due to trading gains (after commissions) and approximately 1.17% was due to interest income, offset by approximately 2.02% in performance fees, management fees, selling agent fees and operating costs borne by the Fund.

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

         The following were the primary trading risk exposures of the Fund as of March 31, 2006, by market sector.

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

    Energy

         The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. As of March 31, 2006, crude oil, heating oil and unleaded gas are the dominant energy market exposures of the Fund. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

    Metals

         The Fund's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc.

    Agricultural

         During 2006, the Fund's agricultural exposure was to soybeans, wheat, corn, coffee and cotton.


    Qualitative Disclosures Regarding Non-Trading Risk Exposure.

         The following were the only non-trading risk exposures of the Fund as of March 31, 2006.

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

                           PART II-OTHER INFORMATION

Item 1: Legal Proceedings.

      None

Item 1A: Risk Factors.

There have been no material changes from the risk factors disclosed in the Fund's Form 10-K for the year-ended December 31, 2005.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Between January and March 2006, the Fund issued Units at monthly closings as set forth in the following chart. However, pursuant to Regulation Section
229.701. Item 701(d), the Fund enjoys the private offering exemption within the Securities Exchange Act of 1933 Section 4(2). The Fund is privately offered and sold to "accredited investors" as defined in Securities Exchange Act of 1933 Rule 501(a).


              Schedule on Number and Dollar Amount of Interests
                                 (Additions)
                        (Includes both A and B Units)


---------------------------     ---------------------- ----------------------
                                  Dollar Amount of           Number of
          Month                       Interests          Additional Units
                                        Sold                    Sold

---------------------------     ---------------------- ----------------------
January 2006                              $15,597,122             4,112.8080
---------------------------     ---------------------- ----------------------
February 2006                             $12,140,458             3,116.0296
---------------------------     ---------------------- ----------------------
March 2006                                $15,053,556             3,982.0539
---------------------------     ---------------------- ----------------------



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

                                          FUTURES PORTFOLIO FUND
                                          LIMITED PARTNERSHIP
                                                   (Registrant)

                                  By:     Steben & Company, Inc.
                                          General Partner

                                  By:     /s/ Kenneth E. Steben
                                          ---------------------
                                          Kenneth E. Steben
                                          Chief Executive Officer
                                          (Principal Executive Officer)
                                          May 15, 2006

                                  By:     /s/ Barbara Rittenhouse
                                          -----------------------
                                          Barbara Rittenhouse
                                          Comptroller (Principal Financial
                                          Officer)
                                          May 15, 2006