Form 10-Q
period 2006-06-30
FUTURES PORTFOLIO FUND LP
filed 2006-08-14
CIK 861441

==============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            ---------------------

                                   FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2006

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

                            ---------------------

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

Large accelerated filer [_]    Accelerated filer [_]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: the registrant is a limited partnership; as of June 30, 2006, 86,552.5970 Class A units and 34,518.5080 Class B units with an aggregate value of $304,374,244 and $149,438,511 respectively, were outstanding.

==============================================================================

                               Table of Contents

Part I:    Financial Information

Item 1.    Financial Statements

           Statements of Financial Condition
           June 30, 2006 (Unaudited) and December 31, 2005 (Audited)

           Condensed Schedule of Investments
           June 30, 2006 (Unaudited)

           Condensed Schedule of Investments
           December 31, 2005 (Audited)

           Statements of Operations
           For the Three and Six Months Ended June 30, 2006 and 2005 (Unaudited)

           Statements of Cash Flows
           For the Six Months Ended June 30, 2006 and 2005 (Unaudited)

           Statements of Changes in Partners' Capital (Net Asset Value) for the Six Months Ended June 30, 2006 and 2005 (Unaudited)

           Notes to Financial Statements for the Six Months Ended June 30, 2006 (Unaudited)

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

Item 1A.   Risk Factors

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.    Defaults upon Senior Securities

Item 4.    Submission of Matters to a Vote of Security Holders

Item 5.    Other Information

Item 6.    Exhibits

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                       STATEMENTS OF FINANCIAL CONDITION
           June 30, 2006 (Unaudited) and December 31, 2005 (Audited)
                               -----------------


                                                                             June 30,      December 31,
                                                                              2006             2005
                                                                          -------------    -------------
ASSETS
  Equity in broker trading accounts
   Cash                                                                   $ 233,241,325    $ 198,497,253
   Interest receivable                                                        1,077,239          695,371
   Net unrealized gain on open futures contracts                             13,444,862        8,689,576
                                                                          -------------    -------------
        Deposits with brokers                                             $ 247,763,426    $ 207,882,200

  Cash and cash equivalents                                                  37,922,983       54,960,101
  Commercial paper
     (cost, including accrued interest, - $137,591,321 and $124,721,316)    137,591,321      124,721,316
  United States government agency securities
     (cost, including accrued interest, - $50,253,096 and $19,831,111)       50,253,096       19,831,111
  Net unrealized loss on open forward currency contracts                     (3,152,725)      (6,949,322)
                                                                          -------------    -------------
        Total assets                                                      $ 470,378,101    $ 400,445,406
                                                                          =============    =============

LIABILITIES
  Accounts payable                                                        $   1,730,338    $     533,744
  Commissions and other trading fees on open contracts                          136,940          107,284
  General Partner management fee                                                734,632          608,924
  General Partner 1 percent allocation                                           35,013          149,316
  Advisor management fees                                                     1,655,310        1,325,463
  Advisor incentive fees                                                        652,749        2,795,651
  Selling agents' fees                                                          535,988          462,691
  Redemptions payable                                                         2,072,087        2,326,682
  Subscriptions received in advance                                           9,012,289       15,743,538
                                                                          -------------    -------------
        Total liabilities                                                    16,565,346       24,053,293
                                                                          -------------    -------------

PARTNERS' CAPITAL (Net Asset Value)
  Class A Interests - 86,552.5970 units and 75,378.5969 units
     outstanding at June 30, 2006 and December 31, 2005                   $ 304,374,244    $ 263,005,434
  Class B Interests - 34,518.5080 units and 26,635.1317 units
     outstanding at June 30, 2006 and December 31, 2005                     149,438,511      113,386,679
                                                                          -------------    -------------
        Total partners' capital (Net Asset Value)                         $ 453,812,755    $ 376,392,113
                                                                          -------------    -------------
        Total liabilities and partners' capital                           $ 470,378,101    $ 400,445,406
                                                                          =============    =============



                            See accompanying notes.

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                       CONDENSED SCHEDULE OF INVESTMENTS
                                 June 30, 2006
                                  (Unaudited)
                                  ----------

UNITED STATES GOVERNMENT AGENCY SECURITIES
------------------------------------------
                              Maturity                                                                                % of Net
Face Value                    Date           Description                                                 Value       Asset Value
----------                    --------       -----------                                             ------------    -----------
$ 30,000,000                  07/18/06       Fed Home Ln Discount Note                               $ 29,932,950          6.60%
  20,542,000                  09/19/06       Freddie Mac Discount Note                                 20,320,146          4.48%
                                             Total United States government agency securities        ------------    -----------
                                             (cost, including accrued interest, = $50,253,096)       $ 50,253,096         11.08%
                                                                                                     ============    ===========

COMMERCIAL PAPER
                              Maturity                                                                                % of Net
Face Value                    Date           Description                                                 Value       Asset Value
----------                    --------       -----------                                             ------------    -----------
$ 31,037,000                  07/25/06       Daimlerchrysler Na Hldg                                 $ 30,925,784          6.81%
  10,000,000                  07/25/06       General Elec Cap Corp                                      9,968,542          2.20%
  20,339,000                  07/25/06       General Elec Cap Corp                                     20,271,062          4.47%
  20,000,000                  08/14/06       Societe Generale N Amer                                   19,882,000          4.38%
  10,300,000                  08/14/06       UBS Finance Delaware LLC                                  10,238,973          2.26%
     700,000                  08/14/06       UBS Finance Delaware LLC                                     695,852          0.15%
  20,392,000                  08/14/06       UBS Finance Delaware LLC                                  20,268,373          4.47%
  25,632,000                  09/22/06       Societe Generale N Amer                                   25,340,735          5.58%
                                             Total commercial paper securities                       ------------    -----------
                                             (cost, including accrued interest, = $137,591,321       $137,591,321         30.32%
                                                                                                     ============    ===========
LONG FUTURES CONTRACTS
                                                                                                                      % of Net
                                             Description                                                 Value       Asset Value
                                             -----------                                             ------------    -----------
                                             Agricultural                                            $ 1,057,724           0.23%
                                             Currency                                                   (142,569)         -0.03%
                                             Energy                                                    2,714,947           0.60%
                                             Interest Rate                                              (145,765)         -0.03%
                                             Metal                                                     2,695,975           0.59%
                                             Stock Index                                                  51,201           0.01%
                                                                                                     ------------    -----------
                                             Total long futures contracts                            $ 6,231,513           1.37%
                                                                                                     ============    ===========
SHORT FUTURES CONTRACTS
                                                                                                                      % of Net
                                             Description                                                 Value       Asset Value
                                             -----------                                             ------------    -----------
                                             Agricultural                                            $   (491,705)        -0.11%
                                             Currency                                                   2,636,670          0.58%
                                             Energy                                                       292,732          0.06%
                                             Interest Rate                                              7,666,403          1.69%
                                             Metal                                                     (1,462,389)        -0.32%
                                             Stock Index                                               (1,428,362)        -0.31%
                                                                                                     ------------    -----------
                                             Total short futures contracts                           $  7,213,349          1.59%
                                                                                                     ------------    -----------
                                             Total futures contracts                                 $ 13,444,862          2.96%
                                                                                                     ============    ===========
FORWARD CURRENCY CONTRACTS

                                             Description
                                             -----------
                                             Long forward currency contracts                              241,089          0.05%
                                             Short forward currency contracts                          (3,407,584)        -0.75%
                                             Pending Option Premiums                                       13,770          0.00%
                                                                                                     ------------    -----------
                                             Total forward currency contracts                        $ (3,152,725)        -0.70%
                                                                                                     ============    ===========


                            See accompanying notes.

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                       CONDENSED SCHEDULE OF INVESTMENTS
                               December 31, 2005
                                   (Audited)
                                  ----------

UNITED STATES GOVERNMENT AGENCY SECURITIES
------------------------------------------
                              Maturity                                                                                % of Net
Face Value                    Date           Description                                                 Value       Asset Value
----------                    --------       -----------                                             ------------    -----------
$20,000,000                  03/22/06        Fannie Discount Note                                    $ 19,831,111          5.27%
                                             Total United States government agency securities        ------------    -----------
                                             (cost, including accrued interest, = $19,831,111)       $ 19,831,111          5.27%
                                                                                                     ============    ===========
COMMERCIAL PAPER
----------------
                              Maturity                                                                                % of Net
Face Value                    Date           Description                                                 Value       Asset Value
----------                    --------       -----------                                             ------------    -----------
$30,222,000                  01/23/06        Daimlerchrysler Na Hldg                                 $ 30,141,845          8.01%
20,000,000                   02/13/06        HSBC Finance Corp                                         19,899,667          5.29%
10,300,000                   02/13/06        ING America Ins Hldgs                                     10,248,082          2.72%
20,000,000                   03/22/06        General Elec Cap Corp                                     19,825,333          5.27%
25,000,000                   03/22/06        Societe Generale N Amer                                   24,781,944          6.58%
20,000,000                   03/22/06        UBS Finance Delaware LLC                                  19,824,445          5.27%
                                             Total commercial paper securities                       ------------    -----------
                                             (cost, including accrued interest, = $124,721,316)      $124,721,316         33.14%
                                                                                                     ============    ===========
LONG FUTURES CONTRACTS
----------------------
                                                                                                                      % of Net
                                             Description                                                 Value       Asset Value
                                             -----------                                             ------------    -----------
                                             Agricultural                                            $  2,208,810          0.59%
                                             Currency                                                     (38,180)        -0.01%
                                             Energy                                                    (1,989,422)        -0.53%
                                             Interest Rate                                                572,769          0.15%
                                             Metal                                                      6,560,479          1.74%
                                             Stock Index                                                  493,210          0.13%
                                                                                                     ------------    -----------
                                             Total long futures contracts                               7,807,666          2.07%
                                                                                                     ============    ===========
SHORT FUTURES CONTRACTS
-----------------------
                                                                                                                      % of Net
                                             Description                                                 Value       Asset Value
                                             -----------                                             ------------    -----------
                                             Agricultural                                                (640,886)        -0.17%
                                             Currency                                                     153,910          0.04%
                                             Energy                                                      (355,062)        -0.09%
                                             Interest Rate                                              3,114,494          0.83%
                                             Metal                                                     (1,217,256)        -0.32%
                                             Stock Index                                                 (173,290)        -0.05%
                                                                                                     ------------    -----------
                                             Total short futures contracts                                881,910          0.24%
                                                                                                     ------------    -----------
                                             Total futures contracts                                 $  8,689,576          2.31%
                                                                                                     ============    ===========
FORWARD CURRENCY CONTRACTS
--------------------------
                                                                                                                      % of Net
                                             Description                                                 Value       Asset Value
                                             -----------                                             ------------    -----------
                                             Long forward currency contracts                         $ (8,197,045)        -2.18%
                                             Short forward currency contracts                           1,226,183          0.33%
                                             Pending Option Premiums                                       21,540          0.01%
                                                                                                     ------------    -----------
                                             Total forward currency contracts                        $ (6,949,322)        -1.84%
                                                                                                     ============    ===========

                           See accompanying notes.

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                           STATEMENTS OF OPERATIONS
           For the Three and Six Months Ended June 30, 2006 and 2005
                                  (Unaudited)

                                   --------


                                                     Three Months Ended                   Six Months Ended
                                                          June 30,                             June 30,
                                                   2006               2005               2006               2005
                                              ------------       ------------       ------------       ------------
TRADING GAINS (LOSSES)
  Net realized gain (losses)                  $  4,440,368       $ 11,375,586       $  2,142,978       $    838,103
  Change in unrealized gains                   (12,347,773)         5,308,590          8,551,883          5,794,008
  Brokerage commissions                           (445,559)          (368,425)          (859,869)          (798,619)
                                              ------------       ------------       ------------       ------------
    Gain (loss) from trading                    (8,352,964)        16,315,751          9,834,992          5,833,492
                                              ------------       ------------       ------------       ------------

NET INVESTMENT (LOSS)
  Income
    Interest income                              5,595,947          2,007,995         10,137,597          4,002,044
                                              ------------       ------------       ------------       ------------
  Expenses
    General Partner management fee               2,186,127          1,427,476          4,176,884          2,672,144
    General Partner 1 percent allocation          (102,918)           101,097             35,013            (24,712)
    Advisor management fees                      2,208,956          1,266,006          4,204,413          2,347,920
    Advisor incentive fee                          654,702          3,779,664          3,362,846          3,986,294
    Selling agents' fee                          1,579,946          1,121,990          3,041,831          2,123,459
    Operating expenses                           1,233,345          1,096,163          2,411,836          2,076,508
                                              ------------       ------------       ------------       ------------

        Total expenses                           7,760,158          8,792,396         17,232,823         13,181,613

        Operating expenses waived                 (328,298)          (477,193)          (726,490)          (899,561)
                                              ------------       ------------       ------------       ------------

        Net total expenses                       7,431,860          8,315,203         16,506,333         12,282,052
                                              ------------       ------------       ------------       ------------

        Net investment (loss)                   (1,835,913)        (6,307,208)        (6,368,736)        (8,280,008)
                                              ------------       ------------       ------------       ------------

        NET INCOME (LOSS)                     $(10,188,877)      $ 10,008,543       $  3,466,256       $ (2,446,516)
                                              ============       ============       ============       ============


                                            Three Months Ended June 30,                    Six Months Ended June 30,
                                            2006                  2005                    2006                   2005
                                            ----                  ----                    ----                   ----
                                    Class A     Class B    Class A     Class B     Class A    Class B     Class A     Class B
                                   --------     -------    -------     -------     -------    -------    --------    --------
INCREASE (DECREASE) IN NET
ASSET VALUE PER UNIT               ($83.54)    ($82.99)    $102.47     $141.44      $27.51     $72.20    ($70.16)    ($48.09)
                                   ========     =======    =======     =======     =======    =======    ========    ========


                           See accompanying notes.

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                           STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2006 and 2005
                                  (Unaudited)
                                  ----------

                                                                    2006                2005
                                                               -------------       -------------
Cash flows from (for) operating activities
  Net income (loss)                                            $   3,466,256       $  (2,446,516)
  Adjustments to reconcile net income (loss) to net
  cash from (for) operating activities
    Net change in unrealized gains                                (8,551,883)         (5,794,008)
    Increase in interest receivable                                 (381,868)           (632,664)
    Increase in General Partner 1 percent allocation                (114,303)             (2,890)
    Increase in accounts payable and accrued expenses               (387,800)          4,498,841
    Net sales (purchases) of investments in United States
      government agency securities                               (30,421,985)         16,041,515
    Purchases of commercial paper                                (12,870,005)         (9,835,000)
                                                               -------------       -------------
        Net cash from (for) operating activities                 (49,261,588)          1,829,278
                                                               -------------       -------------
Cash flows from (for) financing activities
  Additions of units                                              84,728,504          65,987,619
  Subscriptions received in advance                                9,012,289          16,659,090
  Redemption of units                                            (26,772,251)        (15,810,979)
                                                               -------------       -------------
        Net cash from (for) financing activities                  66,968,542          66,835,730
                                                               -------------       -------------
Net increase in cash                                              17,706,954          68,665,008

Cash and cash equivalents
  Beginning of period                                            253,457,354         211,350,873
                                                               -------------       -------------
  End of period                                                $ 271,164,308       $ 280,015,881
                                                               =============       =============
  End of period cash consists of:
    Cash in broker trading accounts                            $ 233,241,325       $ 225,192,346
    Cash and cash equivalents                                     37,922,983          54,823,535
                                                               -------------       -------------
        Total end of period cash                               $ 271,164,308       $ 280,015,881
                                                               =============       =============


                            See accompanying notes.

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL (NET ASSET VALUE)
                For the Six Months Ended June 30, 2006 and 2005
                                  (Unaudited)
                                  ----------


                                             Class A Interests                      Class B Interests
                                             -----------------                      -----------------
                                         Units               Value               Units                Value               Total
                                    --------------       -------------       --------------       -------------       -------------
Six Months Ended June 30, 2006
  Balances at December 31, 2005        75,378.5969       $ 263,005,434          26,635.1317       $ 113,386,679       $ 376,392,113
  Net income for the six months
    ended June 30, 2006                                      1,548,054                                1,918,202           3,466,256
  Additions                            16,597.8458          59,122,382           9,520.0016          41,349,660         100,472,042
  Redemptions                          (5,501.5658)        (19,591,253)         (1,569.3051)         (6,926,403)        (26,517,656)
  Transfers                                77.7200             289,627             (67.3203)           (289,627)                  0
                                    --------------       -------------       --------------       -------------       -------------
  Balances at June 30, 2006            86,552.5970       $ 304,374,244          34,518.5080       $ 149,438,511       $ 453,812,755
                                    ==============       =============       ==============       =============       =============

                                             Class A Interests                      Class B Interests
                                             -----------------                      -----------------
                                         Units               Value               Units                Value               Total
                                    --------------       -------------       --------------       -------------       -------------
Six Months Ended June 30, 2005
  Balances at December 31, 2004        56,716.3746       $ 194,513,666          14,666.9737       $  60,287,591       $ 254,801,257
  Net income (loss) for the six
    months ended June 30, 2005                              (2,624,598)                                 178,082          (2,446,516)
  Additions                            14,441.7425          46,705,755           6,329.4817          24,588,532          71,294,287
  Redemptions                          (3,647.8959)        (11,784,223)         (1,350.4659)         (5,233,473)        (17,017,696)
  Transfers                               (85.4371)           (301,575)             77.1906             301,575                   0
                                    --------------       -------------       --------------       -------------       -------------
  Balances at June 30, 2005            67,424.7841       $ 226,509,025          19,723.1801       $  80,122,307       $ 306,631,332
                                    ==============       =============       ==============       =============       =============



                                                Net Asset Value Per Unit
          ------------------------------------------------------------------------------------------------
                June 30, 2006          December 31, 2005         June 30, 2005        December 31, 2004
                -------------          -----------------         -------------        -----------------

            Class A        Class B     Class A     Class B     Class A     Class B     Class A     Class B
            -------        -------     -------     -------     -------     -------     -------     -------
          $3,516.64      $4,329.23   $3,489.13   $4,257.03   $3,359.43   $4,062.34   $3,429.59   $4,110.43


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

      D.    Cash Equivalents

            Cash equivalents are highly liquid investments with an original maturity of three months or less that are not held for sale in the normal course of business.

      E.    Brokerage Commissions

            Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

      F.    Income Taxes

            The Partnership prepares calendar year U.S. and applicable state information tax returns. The Partnership is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Partnership's income, expenses and trading gains or losses. The Partnership, however, may be required to file

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                  ----------

            returns and pay tax in various state and local jurisdictions as a result of its operations or the residency of its partners.

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

      H.    Classes of Interests

            The Partnership has two classes of limited partnership interests ("Interests"), Class A and Class B. The General Partner may offer additional classes at its discretion. Both Class A and Class B Interests are traded pursuant to identical trading programs and differ only in respect to the General Partner's management fee and selling agents' fees. Class B Interests are issued only at the General Partner's discretion and are generally intended for investors who are participating in fee based investment advisory programs. All items of income or loss, except for the General Partner management fee and selling agents' fees, are allocated pro rata between Class A and Class B Interests. The General Partner management fee and selling agents' fees applicable to each class of Interest are then charged to each class. All items of income or loss allocated to each class of Interest are then allocated pro rata to each Limited Partner within each class.


Note 2:    GENERAL PARTNER
           ---------------

            The General Partner of the Partnership is Steben & Company, Inc., which conducts and manages the business of the Partnership. During the six months ended June 30, 2006 and 2005, the General Partner did not maintain a capital balance in the Partnership; however, the sole shareholder of the General Partner has an investment in Class B Interests of the Partnership.

            During the six months ended June 30, 2006 and 2005, the General Partner received the following compensation:

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

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                  ----------

Note 2:    GENERAL PARTNER (CONTINUED)
           ---------------------------

            o Class B Interests paid a monthly selling agents' fee equal to 1/12 of .20 percent (.20 percent per annum) of the net asset value of the Class B Interests as of the last day of each month. The General Partner, in turn, pays the selling agents' fees to the respective selling agents. If the selling agents' fees are not paid to the selling agent, or the General Partner was the selling agent, such portions of the selling agents' fees are retained by the General Partner.

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


Note 5:    OPERATING EXPENSES
           ------------------

            The Partnership is responsible for all of its operating expenses such as accounting, audit, legal, administrative, marketing and offering expenses. Operating expenses also include salary and administrative costs incurred by the General Partner relating to marketing and administration of the Partnership, such as salaries and commissions of General Partner marketing personnel, and administrative employee salaries and related costs. Pursuant to the terms of the Limited Partnership Agreement, operating expenses that exceed 1 percent of the average month-end net assets of the Partnership are the responsibility of the General Partner. For the six months ended June 30, 2006 and 2005, actual operating expenses exceeded .50 percent (pro rated operating expense limitation) of average month-end net assets of the Partnership by $197,821 and $719,672, respectively, with such amount included in operating expenses waived in the statement of operations. Additionally, during the six months ended June 30, 2006 and 2005, the General Partner voluntarily paid $528,669 and $179,889, respectively, of operating expenses of the Partnership, with such amounts also included in operating expenses waived in the statement of operations.

Note 6     SUBSCRIPTIONS, DISTRIBUTIONS, AND REDEMPTIONS
           ---------------------------------------------

            Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. Units are sold at the net asset value per Class A or Class B unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as Limited Partners as of the beginning of the month following the month in which their subscriptions were accepted. At June 30, 2006 and December 31, 2005, the Partnership had received subscriptions of $9,012,289 and $15,743,538, respectively, which were additions to the Partnership effective July 1, 2006 and January 1, 2006, respectively.

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

            The Partnership utilizes UBS Financial Services, Inc. as its cash management securities broker for the investment of some margin excess amounts into short-term fixed income instruments including high grade commercial paper (interest bearing with some credit risk), U.S. Agency securities and Treasury Bills (interest bearing and credit risk free) with durations no longer than one year. In addition, the Partnership invests in certain commercial paper issued by an affiliate of UBS financial Services, Inc. Fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Partnership's Treasury Bills, although substantially all of these short-term investments are held to maturity.

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

            The unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:



                                       Futures Contracts              Forward Currency Contracts
                                       (exchange traded)                 (non-exchange traded)

                                 June 30,         December 31,         June 30,         December 31,
                                   2006               2005               2006               2005
                                   ----               ----               ----               ----

Gross unrealized gains        $  21,565,392     $   16,127,549     $    7,429,899     $    8,821,813
Gross unrealized losses          (8,120,530)        (7,437,973)       (10,582,624)       (15,771,135)
                              --------------    ---------------    ---------------    ---------------
Net unrealized gain (loss)    $  13,444,862     $    8,689,576     $   (3,152,725)    $   (6,949,322)
                              ==============    ===============    ===============    ================


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

Note 9:    INTERIM FINANCIAL STATEMENTS
           ----------------------------

            The statements of financial condition, including the condensed schedule of investments, as of June 30, 2006, the statements of operations for the three and six months ended June 30, 2006 and 2005, the statements of cash flows and changes in partners' capital (net asset value) for the six months ended June 30, 2006 and 2005 and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2006, results of operations for the three and six months ended June 30, 2006 and 2005, and cash flows and changes in partners' capital (net asset value) for the six months ended June 30, 2006 and 2005. The results of operations for the three and six months ended June 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Form 10-K as filed with the Securities and Exchange Commission.

                  FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  (Unaudited)
                                  ----------

Note 10:   FINANCIAL HIGHLIGHTS
           --------------------

            The following information presents per unit operating performance data and other supplemental financial data for the three and six months ended June 30, 2006 and 2005. This information has been derived from information presented in the financial statements.



                                                                            Three months ended June 30,
                                                                          2006                        2005
                                                                       (Unaudited)                 (Unaudited)
                                                                  Class A        Class B       Class A      Class B
                                                                 Interests      Interests     Interests    Interests
                                                                 ---------      ---------     ---------    ---------
Per Unit Performance
(for a unit outstanding throughout the entire period)
-----------------------------------------------------
Net asset value per unit at beginning of period                  $3,600.18      $4,412.22     $3,256.96    $3,920.90
                                                                ------------   ------------  ------------ ------------

Income from operations:
         Gain (loss) from trading (1)                               (63.14)        (77.98)       176.75       213.41
         Net investment loss (1)                                    (20.40)         (5.01)       (74.28)      (71.97)
                                                                ------------   ------------  ------------ ------------

                     Total income (loss) from operations            (83.54)        (82.99)       102.47       141.44
                                                                ------------   ------------  ------------ ------------

Net asset value per unit at end of period                        $3,516.64      $4,329.23     $3,359.43    $4,062.34
                                                                ============   ============  ============ ============

Total Return                                                         (2.32%)        (1.88%)        3.15%        3.61%
                                                                ============   ============  ============ ============

Supplemental Data
Ratios to average net asset value:
         Expenses prior to advisor incentive fees (2),(3)             1.70%          1.25%         6.76%        4.94%
         Advisor incentive fees                                       0.15%          0.15%         1.31%        1.31%
                                                                ------------   ------------  ------------ ------------

                     Total expenses                                   1.85%          1.40%         8.07%        6.25%
                                                                ============   ============  ============ ============

         Net investment loss (2),(3)                                 (0.57%)        (0.11%)       (3.97% )     (2.16%)
                                                                ------------   ------------  ------------ ------------

                                                                              Six months ended June 30,
                                                                          2006                        2005
                                                                       (Unaudited)                 (Unaudited)
                                                                  Class A        Class B       Class A      Class B
                                                                 Interests      Interests     Interests    Interests
                                                                 ---------      ---------     ---------    ---------
Per Unit Performance
(for a unit outstanding throughout the entire period)
-----------------------------------------------------
Net asset value per unit at beginning of period                  $3,489.13      $4,257.03     $3,429.59    $4,110.43
                                                                ------------   ------------  ------------ ------------

Income from operations:
         Gains from trading (1)                                      92.17         111.76         34.69        45.57
         Net investment loss (1)                                    (64.66)        (39.56)      (104.85)      (93.66)
                                                                ------------   ------------  ------------ ------------

                     Total income (loss) from operations             27.51          72.20        (70.16)      (48.09)
                                                                ------------   ------------  ------------ ------------

Net asset value per unit at end of period                        $3,516.64      $4,329.23     $3,359.43    $4,062.34
                                                                ============   ============  ============ ============

Total Return                                                          0.79%          1.70%        (2.05%)      (1.17%)
                                                                ============   ============  ============ ============

Supplemental Data
Ratios to average net asset value:
         Expenses prior to advisor incentive fees (2),(3)             3.44%          2.55%         6.49%        4.72%
         Advisor incentive fees                                       0.81%          0.81%         1.44%        1.49%
                                                                ------------   ------------  ------------ ------------

                     Total expenses                                   4.25%          3.36%         7.93%        6.21%
                                                                ============   ============  ============ ============

         Net investment loss (2),(3)                                 (1.82%)        (0.91%)       (3.57%)      (1.81%)
                                                                ------------   ------------  ------------ ------------

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

(2) All of the ratios under the supplemental data are computed net of voluntary and involuntary waivers of operating expenses. For the six months ended June 30, 2006 and 2005, the ratios are net of approximately .13% and .07% respectively relating to the voluntary waiver of operating expenses. Both the nature and the amounts of the waivers are more fully explained in Note 5.

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

As of June 30, 2006 the aggregate capitalization of the Fund was $453,812,755 of which $304,374,244 was in A units and $149,438,511 was in B units. A units and B units differ only with regard to lower Selling Agent fees for the B units. The net asset value per unit of limited partnership interest ("Unit") for A units as of June 30, 2006 was $3,516.64 and for B units was $4,329.23.


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


March 2006
      A Units of the Fund were up 3.84% for the month of March 2006 and B Units were up 4.00%. Profits in March came from interest rate instruments, equity indices, metals and energy sectors. The Fund's most significant profits came from short positions in interest rate instruments. Worldwide bond prices continued a downward trend that gained momentum following comments from U.S. Federal Reserve and European central bank officials that fueled expectations of further rate hikes. The Bank of Japan's decision to drop its policy of "quantitative easing" caused yields on the Japanese government bond to rise sharply, while the yield on the US 10-year Treasury note rose to its highest level since the start of the rate-tightening cycle in June 2004. Despite rising interest rates, long positions in equity indices in U.S., European and Asian markets benefited from upward trends in those markets. Metals profits were from long positions in both base and precious metals including silver, which reached a 22 year high.


April 2006
      A Units of the Fund were up 1.64% for the month of April 2006 and B Units were up 1.79%. The Fund's most significant profits in April came from long positions in metals and short positions in interest rate instruments. An upward trend in metals prices continued in April with aluminum, copper, gold and silver reaching record highs. The rise in base metals prices were fueled by revised international growth forecasts such as China, which reported a surprising first quarter growth of over 10%. Tensions over Iran's nuclear pursuits and fears of a potential conflict between the U.S. and Iran helped push gold and silver prices higher. Iran's threat to withhold critical oil exports drove crude oil prices to record highs, benefiting the Fund's long energy positions. The Fund's short positions in long term interest rate instruments profited after the release of key US economic data sent bond prices lower. Statements from the U.S. Federal Reserve suggesting it might be close to ending the rate tightening policy caused a sell-off in the US dollar. The falling dollar hurt the Fund's short foreign currency positions.


May 2006
      A Units of the Fund were down 2.50% for the month of May 2006 and B Units were down 2.36%. Price reversals across multiple market segments resulted in a net loss for the Fund in May. Equity market prices fell sharply on inflation concerns and speculation on whether the U.S. Federal Reserve would continue its rate tightening policy. The trend reversals in domestic and international stock indices, including the Nikkei, FTSE, S&P and CAC, hurt the Fund's long indices positions. Prices in energy contracts including light crude and heating oil fell from previous month's highs as China announced its intention to allow further appreciation in the value of the Yuan. The higher priced currency would make Chinese exports more expensive and thus curb demand for raw materials. Energy and other commodity prices tumbled on the news, hurting the Fund's long energy and metals positions. Despite a pull-back from record highs however, net profits from metals prices remained positive.


June 2006
      A Units of the Fund were down 1.43% for the month of June 2006 and B Units were down 1.28%. Price reversals across several market sectors resulted in a net loss for the Fund in June. Economists speculated that price reversals in stock indices, metals and currencies were a consequence of short-term interest rate increases by the world's central banks. The Fund's short positions in the US dollar relative to some foreign currencies, including the British pound, Euro and Australian dollar were negatively impacted by a rise in the US currency this month. Base metal prices including copper, nickel, zinc and aluminum fell on expectations of slower economic growth, hurting the Fund's long positions. International equity indices including the Nikkei 225, DAX, and S&P 500 also moved lower and against the Fund's long positions in those contracts. Profits from short positions in interest rate instruments offset some of the losses from the other sectors, although bond prices experienced significant price volatility during the month. The energy sector held on to modest profits as crude oil prices fell from earlier highs following positive news in Iraq and some easing of political tensions over Iran's nuclear program.


2005

      The returns for A Units for the years ended December 31, 2005, 2004 and 2003 were 1.74%, .31% and 15.25% respectively. The returns for B units for the years ended December 31, 2005, 2004 and 2003 were 3.57%, 2.18% and 17.43%, respectively. Further analysis of the trading gains and losses is provided below.

      A Units of the Fund were down 6.62% for the month of January 2005 and B Units were down 6.48%. A strong, abrupt rally in the U.S. dollar along with a sell-off in metals and equity indices resulted in significant losses for the Fund in January. The dollar's reversal strengthened after official minutes from the U.S. Federal Reserve Bank's December policy meeting were released early in the month. The minutes revealed that several key members were far more concerned about inflationary pressures than was previously known, which suggested to some that the U.S. Federal Reserve might become more aggressive with its short term rate hikes. The currency markets reacted sending the dollar sharply higher against major foreign currencies, including the euro, yen and British pound. In the metals sector, aluminum and copper price trends also reversed sharply as demand for raw materials continued to decline, in part due to China's softening economy. The Fund did earn some profits this month from its positions in the interest rate sector, including gains from short-term and long-term bond instruments.

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

      A Units of the Fund were up 1.30% for the month of March 2005 and B Units were up 1.45%. Gains from the energy, interest rate and metals sectors offset losses from the Fund's positions in foreign currencies and equity indices. Futures prices in heating oil, unleaded gas and crude oil continued their upward trends this month, benefiting the Fund's long positions. Analysts suggested the rally was a continuation of bullish momentum supported by strong demand and tight supply in gasoline and crude oil ahead of the high-demand summer season. Concerns that rising energy costs might slow industrial growth weakened international equity prices and pushed European bond prices higher. This benefited the Fund's positions in long term interest rate instruments but hurt the Fund's long positions in equity indices. Renewed concerns over inflation coupled with an expected short term rate hike by the U.S. Federal Reserve, fueled a rally in the U.S. dollar that hurt some of the Fund's positions in foreign currencies. Profits from agricultural commodities and base metals including aluminum and copper, helped to end the month with positive returns.

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

      A Units of the Fund were down 1.17% for the month of July 2005 and B Units were down 1.03%. Losses from interest rate instruments offset profits from the energy, equity indices and metals markets. Long and medium term interest rate instruments reversed from previous month's highs, hurting the Fund's long positions. Interest rate instrument prices fell after European Central Bank officials softened their stance on possible rate cuts in the Euro-zone, while minutes from June's U.S. Federal Reserve committee meeting suggested further increases in short term U.S. interest rates were likely. The Chinese government later announced that it would no longer peg its currency to the US dollar fueling speculation that China might curb its large purchases of US Treasuries, which further weakened interest rate instrument prices. Long positions in the energy sector profited as supply uncertainties from the effects of Hurricane Dennis and two large oil refinery fires in the US caused crude oil prices to increase. Additional profits came from the Fund's long positions in several international equity indices including the DAX, S&P500, FTSE and Hang Seng Indices.

      A Units of the Fund were down 1.48% for the month of August 2005 and B Units were down 1.33%. Losses from currencies and interest rate instruments offset significant profits from the energy sector this month. Short and medium term interest rates fell. This adversely affected the Fund's short positions in Eurodollars, Japanese government bonds and US treasury bonds. Traders speculated that higher energy costs might impact U.S. economic growth and force the U.S. Federal Reserve to modify its current rate tightening policy. The effects of hurricane Katrina late in the month exacerbated that view sending bond prices even higher. Energy prices however, continued to rise benefiting the Fund's long positions in light crude oil, natural gas, heating oil and unleaded gasoline. Oil supply and distribution concerns grew stronger in the wake of hurricane Katrina. Crude oil breached $70 a barrel before administration officials announced they would tap strategic oil reserves.

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

      A Units of the Fund were up 4.43% for the month of November 2005 and B Units were up 4.59%. The Fund's strongest profits in November came from long positions in the US dollar which continued to strengthen against other foreign currencies. Positions in the Japanese yen were particularly profitable. Long positions in the metals sector, including zinc, aluminum, copper and silver also contributed profits as increased demand from Asia helped push metals prices higher. The FOMC released meeting minutes this month that suggested the U.S. Federal Reserve might be nearing the end of its interest rate tightening cycle. That news sparked a rally in the U.S. financial markets driving U.S. fixed income products higher. The rally neutralized earlier gains from the Fund's short positions in interest rate instruments. Long positions in the energy sector lost some ground as prices retreated from previous highs.

      A Units of the Fund were down 1.55% for the month of December 2005, ending the year up 1.74% and B Units were down 1.40% for the month and up 3.57% for the year. Losses from currencies, interest rate instruments and energy offset profits from the metals, equity indices and agricultural commodities markets. The Fund's long positions in the U.S. dollar generated the strongest losses. Foreign currencies rallied against the dollar after the U.S. Federal Reserve's Open Market Committee signaled it might be nearing the end of its credit tightening cycle. News that the U.S. trade deficit hit record highs this month sent the dollar even lower against the yen, which posted its largest single-day rally against the dollar since March 2002. Short positions in medium and long-term interest rate instruments also lost ground, as the spread between short-term and long-term rates narrowed. Metals delivered another positive month as long positions in aluminum, zinc, copper and gold continued to trend higher.


2004

      A Units of the Fund were up 1.97% for the month of January 2004 and B Units were up 2.13%. Fund performance in January was positive despite some late price reversals in the U.S. dollar and U.S. interest rate sensitive markets. The Federal Open Market Committee ("FOMC") introduced some minor language changes to its policy statement, suggesting to some that the U.S. Federal Reserve might be setting the stage to increase short term rates. This caused the U.S. dollar to rise sharply against major foreign currencies and it caused prices on long term U.S. interest rate instruments to fall, reflecting a rise in long term interest rates. Overall, the Fund benefited from net profits in virtually all market sectors including foreign currencies, equities, agricultural, energy and metals. Only the Fund's long positions in interest rate sensitive instruments, including the 30 year Treasury bond and 10 year Treasury note, experienced a loss.

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

      A Units of the Fund were down 8.49% for the month of April 2004 and B Units were down 8.35%. After showing positive returns for the first quarter, price trend reversals in the fixed income, metals and currency markets produced losses for the Fund during the month. The energy market, which profited from long positions in both light crude and unleaded gas, was the only positive performing sector in April. Medium and long-term interest rate instruments fell sharply after the release of U.S. non-farm payroll numbers which supported growing sentiment that the U.S. economy was on a stronger footing. Reaction to the U.S. Federal Reserve's comments to Congress and growing anticipation that the U.S. Federal Reserve will raise short-term interest rates, caused upward trends in metal prices to reverse. The U.S. dollar rallied against major currencies energized by stronger U.S. economic reports which created additional losses for the Fund.

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

      A Units of the Fund were up 0.05% for the month of September 2004 and B Units were up 0.21% for the month. The Fund finished virtually unchanged for the month despite solid gains in the energy and agricultural commodity sectors. Prices across the energy sector trended higher as concerns about oil supply in the wake of hurricane Ivan and possible production disruptions in Russia, Nigeria and Iraq pushed crude oil prices to record highs. However, losses from interest rate instruments offset most of the energy profits after bond prices reversed in reaction to comments and actions by the U.S. Federal Reserve. Losses also came from equity indices on fears that higher fuel costs might begin to impact corporate earnings and hurt economic growth.

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


   The Fund's Trading Value at Risk in Different Market Sectors

      The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of June 30, 2006. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of April 30, May 31, and June 30, 2006, the Fund's total capitalization was $437,556,587, $440,209,048 and $453,812,755
respectively.


SECOND QUARTER 2006


    Market                      Apr            % Total                May             % Total             Jun             % Total
    Sector                      VaR              Cap                  VaR               Cap               VaR               Cap
Agricultural                $  3,713,010         0.85%            $ 3,981,697          0.90%           $ 3,123,820          0.69%
Currency                    $ 33,286,353         7.61%           $ 26,597,363          6.04%          $ 24,993,109          5.51%
Energy                       $ 6,725,652         1.54%            $ 6,486,814          1.47%           $ 6,557,839          1.45%
Financial Indices            $ 9,837,943         2.25%            $ 3,459,991          0.79%           $ 4,773,669          1.05%
Interest Rates              $ 24,581,244         5.62%           $ 22,565,353          5.13%          $ 19,511,056          4.30%
Metals                       $ 3,911,853         0.89%            $ 5,694,719          1.29%           $ 2,149,735          0.47%
Total                       $ 82,056,055        18.76%           $ 68,785,937         15.62%          $ 61,109,228         13.47%


      Of the (2.32%) return for the quarter ended June 30, 2006 for A Units, approximately 1.75% was due to trading losses (after commissions) and approximately 1.27% was due to interest income, offset by approximately 1.84% in performance fees, management fees, selling agent fees and operating costs borne by the Fund. Of the (1.88%) return for the quarter ended June 30, 2006 for B Units, approximately 1.77% was due to trading losses (after commissions) and approximately 1.29% was due to interest income, offset by approximately 1.40% in performance fees, management fees, selling agent fees and operating costs borne by the Fund.

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

      The following were the primary trading risk exposures of the Fund as of June 30, 2006, by market sector.

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

   Energy

      The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East. As of June 30, 2006, crude oil, heating oil and unleaded gas are the dominant energy market exposures of the Fund. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

   Metals

      The Fund's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc.

   Agricultural

      During 2006, the Fund's agricultural exposure was to soybeans, wheat, corn, coffee and cotton.


   Qualitative Disclosures Regarding Non-Trading Risk Exposure.

      The following were the only non-trading risk exposures of the Fund as of June 30, 2006.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Between April and June 2006, the Fund issued Units at monthly closings as set forth in the following chart. However, pursuant to Regulation Section 229.701
Item 701(d), the Fund enjoys the private offering exemption within the Securities Exchange Act of 1933 Section 4(2). The Fund is privately offered and sold to "accredited investors" as defined in Securities Exchange Act of 1933 Rule 501(a).

               Schedule on Number and Dollar Amount of Interests
                                 (Additions)
                        (Includes both A and B Units)


           -------------      --------------------------------------
                                Dollar Amount        Number of
               Month            of Interests      Additional Units
                                    Sold                Sold
           -------------      --------------------------------------
             April 2006          $18,465,723         4,736.7504
           -------------      --------------------------------------
             May 2006            $17,157,060         4,435.9471
           -------------      --------------------------------------
             June 2006           $22,058,123         5,734.2588
           -------------      --------------------------------------


Item 3: Defaults Upon Senior Securities

      Not applicable.

Item 4: Submissions of Matters to a vote of Security Holders.

      None

Item 5: Other Information

      None

Item 6: Exhibits.

      (a) Exhibits and Index.

The following exhibits filed herewith.


Exhibit                                 Description of Document                                       Page No.
No.

31.01         Certification of Kenneth E. Steben, Chief Executive Officer, pursuant to Rules            E-2
              13a-14 and 15d-14 of the Securities Exchange Act of 1934.

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

  FUTURES PORTFOLIO FUND
  LIMITED PARTNERSHIP
  (Registrant)

  By:   Steben & Company, Inc.
        General Partner

  By:   /s/ Kenneth E. Steben                                August 14, 2006
        ---------------------
        Kenneth E. Steben
        Chief Executive Officer
        (Principal Executive Officer)

                                                             August 14, 2006
  By:   /s/ Barbara Rittenhouse
        -----------------------
        Barbara Rittenhouse
        Comptroller (Principal Financial Officer)