Form 10-Q
period 2006-09-30
FUTURES PORTFOLIO FUND LP
filed 2006-11-14
CIK 861441

_________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________________________

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

OR

[  ]

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

(240) 631-9808

Registrant’s Telephone Number, Including Area Code:

____________________________________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ X ]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [   ]

Accelerated filer [   ]

Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ]        No [ X ]

Aggregate market value of the voting and non-voting common equity held by non-affiliates: the registrant is a limited partnership; as of September 30, 2006, 89,979.6187 Class A units and 36,932.9896 Class B units with an aggregate value of $302,370,665 and $153,473,905 respectively, were outstanding.

_________________________________________________________

Table of Contents

Part I:

Financial Information

Item 1.

Financial Statements

Statements of Financial Condition

September 30, 2006 (Unaudited) and December 31, 2005 (Audited)

Condensed Schedule of Investments

September 30, 2006 (Unaudited)

Condensed Schedule of Investments

December 31, 2005 (Audited)

Statements of Operations

For the Three and Nine Months Ended September 30, 2006 and 2005 (Unaudited)

Statements of Cash Flows

For the Nine Months Ended September 30, 2006 and 2005 (Unaudited)

Statements of Changes in Partners' Capital (Net Asset Value) for the Nine Months Ended September 30, 2006 and 2005 (Unaudited)

Notes to Financial Statements for the Nine Months Ended September 30, 2006 (Unaudited)

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

Item 3.

Defaults upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

STATEMENTS OF FINANCIAL CONDITION

September 30, 2006 (Unaudited) and December 31, 2005 (Audited)

	September 30,	December 31,
	2006	2005
ASSETS
Equity in broker trading accounts
Cash	$ 104,146,487	$ 198,497,253
Interest receivable	548,207	695,371
Net unrealized gain on open futures contracts	1,774,379	8,689,576
Deposits with brokers	$ 106,469,073	$ 207,882,200
Cash and cash equivalents	45,742,022	54,960,101
Commercial paper
(cost, including accrued interest, - $187,058,535 and $124,721,316)	187,058,535	124,721,316
United States government sponsored securities
(cost, including accrued interest, - $133,771,530 and $19,831,111)	133,771,530	19,831,111
Net unrealized gain (loss) on open forward currency contracts	2,595,329	(6,949,322)
General Partner 1 percent allocation	168,038	-
Total assets	$ 475,804,527	$ 400,445,406
LIABILITIES
Accounts payable	$ 2,287,702	$ 533,744
Commissions and other trading fees on open contracts	92,304	107,284
General Partner management fee	745,262	608,924
General Partner 1 percent allocation	0	149,316
Advisor management fees	1,686,089	1,325,463
Advisor incentive fees	54,357	2,795,651
Selling agents' fee	540,442	462,691
Redemptions payable	6,526,614	2,326,682
Subscriptions received in advance	8,027,187	15,743,538
Total liabilities	$ 19,959,957	$ 24,053,293
PARTNERS' CAPITAL (Net Asset Value)
Class A Interests - 89,979.6187 units and 75,378.5969 units
outstanding at September 30, 2006 and December 31, 2005	$ 302,370,665	$ 263,005,434
Class B Interests - 36,932.9896 units and 26,635.1317 units
outstanding at September 30, 2006 and December 31, 2005	153,473,905	113,386,679
Total partners' capital (Net Asset Value)	$ 455,844,570	$ 376,392,113
Total liabilities and partners' capital	$ 475,804,527	$ 400,445,406

See accompanying notes.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

CONDENSED SCHEDULE OF INVESTMENTS

September 30, 2006

(Unaudited)

__________

UNITED STATES GOVERNMENT SPONSORED SECURITIES
	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$ 40,000,000	01/10/07	Fannie Mae Discount Note	$ 39,406,700	8.64%
40,000,000	01/23/07	Freddie Mac Discount Note	39,331,722	8.63%
35,116,000	02/07/07	Fannie Mae Discount Note	34,457,868	7.56%
21,025,000	02/28/07	Fannie Mae Discount Note	20,575,240	4.51%
		Total United States government sponsored securities
		(cost, including accrued interest, = $133,771,530)	$ 133,771,530	29.34%

COMMERCIAL PAPER
	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$ 40,000,000	10/23/06	Daimlerchrysler Na Hldg	$ 39,860,211	8.74%
20,000,000	12/20/06	General Electric Co	19,760,150	4.33%
20,000,000	12/20/06	HSBC Finance Corp	19,760,150	4.33%
33,363,000	01/11/07	UBS Finance Delaware LLC	32,858,519	7.21%
15,000,000	01/16/07	Societe Generale N Amer	14,762,400	3.24%
35,000,000	01/25/07	Credit Suisse Fb Usa Inc	34,394,850	7.55%
26,208,000	02/22/07	Societe Generale N Amer	25,662,255	5.63%
		Total commercial paper securities
		(cost, including accrued interest, = $187,058,535)	$ 187,058,535	41.03%

LONG FUTURES CONTRACTS
				% of Net
		Description	Value	Asset Value
		Agricultural	$ 31,761	0.01%
		Currency	(17,965)	0.00%
		Energy	(4,223,731)	-0.93%
		Interest Rate	1,544,553	0.34%
		Metal	880,619	0.19%
		Stock Index	3,973,830	0.87%
		Total long futures contracts	$ 2,189,067	0.48%

SHORT FUTURES CONTRACTS
				% of Net
		Description	Value	Asset Value
		Agricultural	$ 1,077,531	0.24%
		Currency	(229,593)	-0.05%
		Energy	811,531	0.18%
		Interest Rate	(414,841)	-0.09%
		Metal	(1,652,253)	-0.36%
		Stock Index	(7,063)	0.00%
		Total short futures contracts	$ (414,688)	-0.08%
		Total futures contracts	$ 1,774,379	0.40%

FORWARD CURRENCY CONTRACTS

		Description
		Long forward currency contracts	$ (5,310,773)	-1.17%
		Short forward currency contracts	7,898,599	1.74%
		Pending Option Premiums	7,503	0.00%
		Total forward currency contracts	$ 2,595,329	0.57%

See accompanying notes.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2005

(Audited)

__________

UNITED STATES GOVERNMENT SPONSORED SECURITIES
Maturity				% of Net
Face Value	Date	Description	Value	Asset Value
$ 20,000,000	03/22/06	Fannie Mae Discount Note	$ 19,831,111	5.27%
		Total United States government sponsored securities
		(cost, including accrued interest, = $19,831,111)	$ 19,831,111	5.27%

COMMERCIAL PAPER
	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$ 30,222,000	01/23/06	Daimlerchrysler Na Hldg	$ 30,141,845	8.01%
20,000,000	02/13/06	HSBC Finance Corp	19,899,667	5.29%
10,300,000	02/13/06	ING America Ins Hldgs	10,248,082	2.72%
20,000,000	03/22/06	General Elec Cap Corp	19,825,333	5.27%
25,000,000	03/22/06	Societe Generale N Amer	24,781,944	6.58%
20,000,000	03/22/06	UBS Finance Delaware LLC	19,824,445	5.27%
		Total commercial paper securities
		(cost, including accrued interest, = $124,721,316)	$124,721,316	33.14%

LONG FUTURES CONTRACTS
				% of Net
		Description	Value	Asset Value
		Agricultural	$ 2,208,810	0.59%
		Currency	(38,180)	-0.01%
		Energy	(1,989,422)	-0.53%
		Interest Rate	572,769	0.15%
		Metal	6,560,479	1.74%
		Stock Index	493,210	0.13%
		Total long futures contracts	$ 7,807,666	2.07%

SHORT FUTURES CONTRACTS
				% of Net
		Description	Value	Asset Value
		Agricultural	$ (640,886)	-0.17%
		Currency	153,910	0.04%
		Energy	(355,062)	-0.09%
		Interest Rate	3,114,494	0.83%
		Metal	(1,217,256)	-0.32%
		Stock Index	(173,290)	-0.05%
		Total short futures contracts	$ 881,910	0.24%
		Total futures contracts	$ 8,689,576	2.31%

FORWARD CURRENCY CONTRACTS

		Description
		Long forward currency contracts	(8,197,045)	-2.18%
		Short forward currency contracts	1,226,183	0.33%
		Pending Option Premiums	21,540	0.01%
		Total forward currency contracts	$ (6,949,322)	-1.84%

See accompanying notes.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2006 and 2005

(Unaudited)

_____________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
TRADING GAINS (LOSSES)
Net realized gains (losses)	$ (12,989,545)	$ 899,511	$ (10,846,567)	$ 1,737,613
Change in unrealized gains (losses)	(5,922,428)	2,384,051	2,629,454	8,178,059
Brokerage commissions	(357,270)	(409,313)	(1,217,138)	(1,186,739)
Gain (loss) from trading	(19,269,243)	2,874,249	(9,434,251)	8,728,933
NET INVESTMENT (LOSS)
Income
Interest income	6,066,083	2,733,008	16,203,680	6,735,052
Expenses
General Partner management fee	2,229,235	1,621,452	6,406,119	4,293,596
General Partner 1 percent allocation	(203,051)	2,177	(168,038)	(22,535)
Advisor management fees	2,250,768	1,588,521	6,455,181	3,936,441
Advisor incentive fees	28,616	252,081	3,391,462	4,238,375
Selling agents' fees	1,601,619	1,242,898	4,643,450	3,366,357
Operating expenses	1,312,099	684,612	3,723,935	2,997,501
Total expenses	7,219,286	5,606,928	24,452,109	18,809,735
Operating expenses waived	(320,416)	(215,187)	(1,046,906)	(1,114,748)
Net total expenses	6,898,870	5,391,741	23,405,203	17,694,987
Net investment loss	(832,787)	(2,658,733)	(7,201,523)	(10,959,935)

NET INCOME (LOSS)	$ (20,102,030)	$ 215,516	$ (16,635,774)	$ (2,231,002)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2006		2005		2006		2005
	Class A	Class B	Class A	Class B	Class A	Class B	ClassA	Class B
INCREASE (DECREASE) IN NET
ASSET VALUE PER UNIT	($156.20)	($173.76)	($6.29)	$10.51	($128.69)	($101.56)	($76.45)	($37.58)

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

__________

	2006	2005
Cash flows from (for) operating activities
Net loss	$ (16,635,774)	$ (2,231,002)
Adjustments to reconcile net loss to net
cash for operating activities
Net change in unrealized gains	(2,629,454)	(8,178,059)
(Increase) decrease in interest receivable	147,164	(707,242)
Increase in General Partner 1 percent allocation	(317,354)	(22,535)
Increase (decrease) in accounts payable and accrued expenses	(427,601)	2,646,890
Net sales (purchases) of investments in United States
government sponsored securities	(113,940,419)	6,359,917
Purchases of commercial paper	(62,337,219)	(103,583,697)
Net cash for operating activities	(196,140,657)	(105,715,728)
Cash flows from (for) financing activities
Additions of units	121,444,191	111,079,676
Subscriptions received in advance	8,027,187	9,145,015
Redemption of units	(36,899,566)	(22,833,941)
Net cash from financing activities	92,571,812	97,390,750
Net decrease in cash	(103,568,845)	(8,324,978)
Cash and cash equivalents
Beginning of period	253,457,354	211,350,873
End of period	$ 149,888,509	$ 203,025,895
End of period cash consists of:
Cash in broker trading accounts	$ 104,146,487	$ 149,134,623
Cash and cash equivalents	45,742,022	53,891,272
Total end of period cash	$ 149,888,509	$ 203,025,895

See accompanying notes.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)

For the Nine Months Ended September 30, 2006 and 2005

(Unaudited)

__________

	Class A Interests		Class B Interests
	Units	Value	Units	Value	Total
Nine Months Ended September 30, 2006
Balances at December 31, 2005	75,378.5969	$263,005,434	26,635.1317	$113,386,679	$376,392,113
Net loss for the nine months
ended September 30, 2006		(12,341,146)		(4,294,628)	(16,635,774)
Additions	23,640.6145	83,239,383	12,493.3873	53,948,346	137,187,729
Redemptions	(8,836.4493)	(30,865,531)	(2,360.4211)	(10,233,967)	(41,099,498)
Transfers	(203.1434)	(667,475)	164.8917	667,475	0
Balance at September 30, 2006	89,979.6187	$302,370,665	36,932.9896	$153,473,905	$455,844,570

	Class A Interests		Class B Interests
	Units	Value	Units	Value	Total
Nine Months Ended September 30, 2005
Balances at December 31, 2004	56,716.3746	$194,513,666	14,666.9737	$ 60,287,591	$254,801,257
Net income (loss) for the nine months
ended September 30, 2005		(2,848,534)		617,532	(2,231,002)
Additions	21,959.5593	71,637,695	11,340.9931	44,748,649	116,386,344
Redemptions	(6,293.9018)	(20,579,695)	(1,725.6655)	(6,744,103)	(27,323,798)
Transfers	(62.1048)	(224,587)	57.9625	224,587	0
Balance at September 30, 2005	72,319.9273	$242,498,545	24,340.2638	$ 99,134,256	$341,632,801

Net Asset Value Per Unit

September 30, 2006		December 31, 2005		September 30, 2005		December 31, 2004

Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

$3,360.44	$4,155.47	$3,489.13	$4,257.03	$3,353.14	$4,072.85	$3,429.59	$4,110.43

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

__________

Note 1:

ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.

General Description of the Partnership

Futures Portfolio Fund, Limited Partnership (the “Partnership”) is a Maryland limited partnership which operates as a commodity investment pool. The Partnership utilizes professional trading advisors to engage in the trading of futures contracts, forward currency contracts, and other financial instruments.

The Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Limited Partnership Agreement.

B.

Regulation

The Partnership is a registrant with the Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934 (the “Act”). As a registrant, the Partnership is subject to the regulations of the SEC and the informational requirements of the Act. As a commodity pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (“U.S.”) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges where the Partnership executes transactions. Additionally, the Partnership is subject to the requirements of Futures Commission Merchants (brokers) and interbank market makers through which the Partnership trades.

C.

Method of Reporting

The Partnership’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership’s management. Gains or losses are realized when futures and forward currency contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government sponsored securities and Commercial Paper are stated at cost plus accrued interest, which approximates market value.

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

F.

Income Taxes

The Partnership prepares calendar year U.S. and applicable state information tax returns.  The Partnership is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Partnership’s income, expenses and trading gains or losses.  The Partnership, however, may be required to file returns and pay tax in various state and local jurisdictions as a result of its operations or the residency of its partners.

G.

Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently.

H.

Classes of Interests

The Partnership has two classes of limited partnership interests (“Interests”), Class A and Class B. The General Partner may offer additional classes at its discretion. Both Class A and Class B Interests are traded pursuant to identical trading programs and differ only in respect to the General Partner’s management fee and selling agents’ fees. Class B Interests are issued only at the General Partner’s discretion and are generally intended for investors who are participating in fee based investment advisory programs. All items of income or loss, except for the General Partner management fee and selling agents’ fees, are allocated pro rata between Class A and Class B Interests. The General Partner management fee and selling agents’ fees applicable to each class of Interest are then charged to each class. All items of income or loss allocated to each class of Interest are then allocated pro rata to each Limited Partner within each class.

Note 2:

GENERAL PARTNER

The General Partner of the Partnership is Steben & Company, Inc., which conducts and manages the business of the Partnership.  During the nine months ended September 30, 2006 and 2005, the General Partner did not maintain a capital balance in the Partnership; however, the sole shareholder of the General Partner has an investment in Class B Interests of the Partnership.

During the nine months ended September 30, 2006 and 2005, the General Partner received the following compensation:

•

Class A Interests paid a monthly management fee equal to 1/12 of 1.95 percent (1.95 percent per annum) of the net asset value of the Class A Interests as of the last day of each month.

•

Class A Interests paid a monthly selling agents’ fee equal to 1/12 of 2 percent (2 percent  per annum) of the net asset value of the Class A Interests as of the last day of each month. The General Partner, in turn, pays the selling agents’ fees to the respective selling agents. If the selling agents’ fees are not paid to the selling agent, or the General Partner was the selling agent, such portions of the selling agents’ fees are retained by the General Partner.

•

Class B Interests paid a monthly management fee equal to 1/12 of 1.95 percent (1.95 percent per annum) of the net asset value of the Class B Interests as of the last day of each month.

•

Class B Interests paid a monthly selling agents’ fee equal to 1/12 of .20 percent (.20 percent per annum) of the net asset value of the Class B Interests as of the last day of each month.  The General Partner, in turn, pays the selling agents’ fees to the respective selling agents.  If the selling agents’ fees are not paid to the selling agent, or the General Partner was the selling agent, such portions of the selling agents’ fees are retained by the General Partner.

Pursuant to the terms of the Limited Partnership Agreement, the General Partner receives 1 percent of any increase or decrease in the Partnership’s net assets.  Such amount is reflected as the General Partner 1 percent allocation in the statement of financial condition and the statement of operations.

Note 3:

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

Note 4:

DEPOSITS WITH BROKERS

The Partnership deposits funds with brokers, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such brokers. The Partnership earns interest income on its assets deposited with the brokers.

Note 5:

OPERATING EXPENSES

The Partnership is responsible for all of its operating expenses such as accounting, audit, legal, administrative, marketing and offering expenses.  Operating expenses also include salary and administrative costs incurred by the General Partner relating to marketing and administration of the Partnership, such as salaries and commissions of General Partner marketing personnel, and administrative employee salaries and related costs.  Pursuant to the terms of the Limited Partnership Agreement, operating expenses that exceed 1 percent of the average month-end net assets of the Partnership are the responsibility of the General Partner.  For the nine months ended September 30, 2006 and 2005, actual operating expenses exceeded .75 percent (pro rated operating expense limitation) of average month-end net assets of the Partnership by $236,145 and $875,186, respectively, with such amount included in operating expenses waived in the statement of operations.  Additionally, during the nine months ended September 30, 2006 and 2005, the General Partner voluntarily paid $810,761 and $239,562, respectively, of operating expenses of the Partnership, with such amounts also included in operating expenses waived in the statement of operations.  For the nine months ended September 30, 2006, $1,709,715 was payable to the General Partner for operating expenses paid on behalf of the Partnership above the total waiver amount. Such amount has been included in accounts payable in the statement of financial condition

Note 6:

SUBSCRIPTIONS, DISTRIBUTIONS, AND REDEMPTIONS

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. Units are sold at the net asset value per Class A or Class B unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as Limited Partners as of the beginning of the month following the month in which their subscriptions were accepted.  At September 30, 2006 and December 31, 2005, the Partnership had received subscriptions of $8,027,187 and $15,743,538, respectively, which were additions to the Partnership effective October 1, 2006 and January 1, 2006, respectively.

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of Class A or Class B units owned at the end of any month, subject to 15 days written notice to the General Partner and restrictions in the Limited Partnership Agreement.

Note 7:

TRADING ACTIVITIES AND RELATED RISKS

The Partnership engages in the speculative trading of U.S. and foreign futures contracts and forward currency contracts (collectively, “derivatives”). The Partnership is exposed to both market risk, the risk arising from changes in the market value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures contracts requires margin deposits with the brokers. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

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

The Partnership has a substantial portion of its assets on deposit with interbank market makers and other financial institutions in connection with its trading of forward currency contracts and its cash management activities.  In the event of an interbank market maker’s or financial institution’s insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.

The Partnership utilizes UBS Financial Services, Inc. as its cash management securities broker for the investment of some margin excess amounts into short-term fixed income instruments including high grade commercial paper (interest bearing with some credit risk), and U.S. government sponsored securities with durations no longer than one year.  In addition, the Partnership invests in certain commercial paper issued by an affiliate of UBS Financial Services, Inc.  Fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Partnership’s fixed income securities, although substantially all of these short-term investments are held to maturity.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short.

The unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

	Futures Contracts		Forward Currency Contracts
	(exchange traded)		(non-exchange traded)
	September 30,	December 31,	September 30,	December 31,
	2006	2005	2006	2005
Gross unrealized gains	$ 13,512,055	$ 16,127,549	$ 10,733,935	$ 8,821,813
Gross unrealized losses	(11,737,676)	(7,437,973)	(8,138,606)	(15,771,135)
Net unrealized gain (loss)	$ 1,774,379	$ 8,689,576	$ 2,595,329	$ (6,949,322)

The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 8:

GUARANTEES

In the normal course of business, the Partnership may enter into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications.  The Partnership’s maximum exposure under these arrangements cannot be estimated.  However, the Partnership believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any continent liability in the financial statements for such indemnifications.

Note 9:      INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedule of investments, as of September 30, 2006, the statements of operations for the three and nine months ended September 30, 2006 and 2005, the statements of cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2006 and 2005 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2006, results of operations for the three and nine months ended September 30, 2006 and 2005, and cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2006 and 2005.  The results of operations for the three and nine months ended September 30, 2006 and 2005 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Form 10-K as filed with the Securities and Exchange Commission.

Note 10:

FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three and nine months ended September 30, 2006 and 2005.  This information has been derived from information presented in the financial statements.

	Three months ended September 30,
	2006		2005
	(Unaudited)		(Unaudited)
	Class A	Class B	Class A	Class B
	Interests	Interests	Interests	Interests

Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$3,516.64	$4,329.23	$3,359.43	$4,062.34

Income from operations:
Gain (loss) from trading (1)	(144.76)	(166.56)	22.66	27.23
Net investment loss (1)	(11.44)	(7.20)	(28.95)	(16.72)

Total income (loss) from operations	(156.20)	(173.76)	(6.29)	10.51

Net asset value per unit at end of period	$3,360.44	$4,155.47	$3,353.14	$4,072.85

Total Return	(4.44%)	(4.01%)	(0.19%)	0.26%

Supplemental Data
Ratios to average net asset value:
Expenses prior to advisor incentive fees (2), (3)	1.68%	1.21%	6.52%	4.67%
Advisor incentive fees	0.01%	0.01%	0.08%	0.08%

Total expenses	1.69%	1.22%	6.60%	4.75%

Net investment income (loss) (2), (3)	(0.33%)	0.12%	(3.18%)	(1.36%)

	Nine months ended September 30,
	2006		2005
	(Unaudited)		(Unaudited)
	Class A	Class B	Class A	Class B
	Interests	Interests	Interests	Interests

Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$3,489.13	$4,257.03	$3,429.59	$4,110.43

Income from operations:
Gain (loss) from trading (1)	(53.89)	(69.46)	46.69	56.82
Net investment loss (1)	(74.80)	(32.10)	(123.14)	(94.40)

Total income (loss) from operations	(128.69)	(101.56)	(76.45)	(37.58)

Net asset value per unit at end of period	$3,360.44	$4,155.47	$3,353.14	$4,072.85

Total Return	(3.69%)	(2.39%)	(2.23%)	(0.91%)

Supplemental Data
Ratios to average net asset value:
Expenses prior to advisor incentive fees (2), (3)	5.13%	3.77%	6.16%	4.35%
Advisor incentive fees	0.80%	0.79%	1.47%	1.44%

Total expenses	5.93%	4.56%	7.63%	5.79%

Net investment loss (2), (3)	(2.14%)	(0.75%)	(3.07%)	(1.26%)

Total returns are calculated based on the change in value of a Class A or Class B unit during the period and have not been annualized.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

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

(2)

All of the ratios under the supplemental data are computed net of voluntary and involuntary waivers of operating expenses.  For the nine months ended September 30, 2006 and 2005, the ratios are net of approximately .19% and .09% respectively, of average net asset value relating to the voluntary waiver of operating expenses.  Both the nature and the amounts of the waivers are more fully explained in Note 5.

(3)

The net investment loss includes interest income and excludes gains from trading activities as shown on the statement of operations.   The total amount is then reduced by all expenses other than advisor incentive fees.  The resulting amount is divided by the average net asset value for the year.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to Item 1, “Financial Statements,” the information contained therein is essential to, and should be read in connection with the following analysis.

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

Gains or losses are realized when futures and forward currency contracts are liquidated. Net unrealized gains or losses on open contracts (the difference between contract price and market price) are reflected in the statement of financial condition. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government sponsored securities and commercial paper are stated at cost plus accrued interest, which approximates market value. For purposes of both financial reporting and calculation of redemption value, Net Asset Value per Unit is calculated by dividing Partners’ Capital (Net Asset Value) by the number of outstanding Units.

As of September 30, 2006 the aggregate capitalization of the Fund was $455,844,570 of which $302,370,665 was in A units and $153,473,905 was in B units.  A units and B units differ only with regard to lower Selling Agent fees for the B units.  The net asset value per unit of limited partnership interest (“Unit”) for A units as of September 30, 2006 was $3,360.44 and for B units was $4,155.47.

Critical Accounting Policies

The Fund’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by management. Gains or losses are realized when futures and forward currency contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 -"Offsetting of Amounts Related to Certain Contracts." The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government sponsored securities and commercial paper are stated at cost plus accrued interest, which approximates market value.

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

Off-Balance Sheet Arrangements

The term “off-balance sheet arrangements” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures positions of the Fund at the same time, and if the commodity trading advisors were unable to offset such futures positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss. Steben & Company, the General Partner, minimizes market risk through diversification of the portfolio allocations to multiple trading advisors, and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

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

Contractual Obligations

The Fund does not have any contractual obligations of the type contemplated by Regulation S-K 303(a)(5).  The Fund’s sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell).

Liquidity

Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund’s futures trading operations, the Fund’s assets are expected to be highly liquid. Redemptions may be made by a Limited Partner as of the last trading day of any month at the Net Asset Value of the redeemed Units (or portion thereof) on that date, on 15 days prior written notice to the General Partner. Partial redemptions must be for at least $1,000, unless such requirement is waived by the General Partner. In addition, the Limited Partner, if making a partial redemption, must maintain at least $10,000 or his original investment amount, whichever is less, in the Fund unless such requirement is waived by the General Partner.

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

Results of Operations

2006

A Units of the Fund were up 1.18% for the month of January 2006 and B Units were up 1.33%.  In January, profits from metals, equity indices, energy and agricultural commodities offset losses from interest rate instruments and foreign currencies.  The Fund’s long positions in zinc, aluminum and copper generated the strongest profits in the metals sector.  The strong upward trends in metals from 2005 continued into January as capacity constrained producers tried to keep pace with industrial growth.  Global stock prices also continued their upward trends into 2006 benefiting the Fund’s long positions in equity indices.  Long positions in the energy sector delivered good profits as the price for light crude approached $70 per barrel.  Interest rate instruments were the poorest performing sector this month.  Medium to long-term bond prices declined which went against the Fund’s long positions.

A Units of the Fund were down 1.79% for the month of February 2006 and B Units were down 1.64%.  Losses from energy, metals, foreign currencies and agricultural commodities offset profits from equity indices and interest rate instruments. The Fund’s most significant losses came from long positions in crude oil after the price of crude dropped nearly $10 per barrel following stronger than expected inventory reports.  Prices rebounded somewhat later in the month after reports of violence in Nigeria and an attempted refinery bombing in Saudi Arabia.  Short positions in natural gas produced positive returns as the price continued its strong downward trend despite a short cold snap in North America.  Short positions in the Japanese yen lost ground against several foreign currencies including the USD, euro, Swiss franc and British pound as the yen strengthened amid speculation that Japanese interest rates might be raised sooner than expected.  The best single market was in the interest rates sector, where short positions in the Eurodollar profited from market expectations of further US interest rate hikes.

A Units of the Fund were up 3.84% for the month of March 2006 and B Units were up 4.00%.  Profits in March came from interest rate instruments, equity indices, metals and energy sectors.  The Fund’s most significant profits came from short positions in interest rate instruments.  Worldwide bond prices continued a downward trend that gained momentum following comments from U.S. Federal Reserve and European central bank officials that fueled expectations of further rate hikes.  The Bank of Japan’s decision to drop its policy of “quantitative easing” caused yields on the Japanese government bond to rise sharply, while the yield on the US 10-year Treasury note rose to its highest level since the start of the rate-tightening cycle in June 2004.  Despite rising interest rates, long positions in equity indices in U.S., European and Asian markets benefited from upward trends in those markets.  Metals profits were from long positions in both base and precious metals including silver, which reached a 22 year high.

A Units of the Fund were up 1.64% for the month of April 2006 and B Units were up 1.79%.  The Fund’s most significant profits in April came from long positions in metals and short positions in interest rate instruments. An upward trend in metals prices continued in April with aluminum, copper, gold and silver reaching record highs. The rise in base metals prices were fueled by revised international growth forecasts such as China, which reported a surprising first quarter growth of over 10%. Tensions over Iran’s nuclear pursuits and fears of a potential conflict between the U.S. and Iran helped push gold and silver prices higher. Iran’s threat to withhold critical oil exports drove crude oil prices to record highs, benefiting the Fund’s long energy positions.  The Fund’s short positions in long term interest rate instruments profited after the release of key US economic data sent bond prices lower. Statements from the U.S. Federal Reserve suggesting it might be close to ending the rate tightening policy caused a sell-off in the US dollar. The falling dollar hurt the Fund’s short foreign currency positions.

A Units of the Fund were down 2.50% for the month of May 2006 and B Units were down 2.36%.  Price reversals across multiple market segments resulted in a net loss for the Fund in May. Equity market prices fell sharply on inflation concerns and speculation on whether the U.S. Federal Reserve would continue its rate tightening policy. The trend reversals in domestic and international stock indices, including the Nikkei, FTSE, S&P and CAC, hurt the Fund’s long indices positions. Prices in energy contracts including light crude and heating oil fell from previous month’s highs as China announced its intention to allow further appreciation in the value of the Yuan. The higher priced currency would make Chinese exports more expensive and thus curb demand for raw materials. Energy and other commodity prices tumbled on the news, hurting the Fund’s long energy and metals positions. Despite a pull-back from record highs however, net profits from metals prices remained positive.

A Units of the Fund were down 1.43% for the month of June 2006 and B Units were down 1.28%.  Price reversals across several market sectors resulted in a net loss for the Fund in June. Economists speculated that price reversals in stock indices, metals and currencies were a consequence of short-term interest rate increases by the world’s central banks. The Fund's short positions in the US dollar relative to some foreign currencies, including the British pound, Euro and Australian dollar were negatively impacted by a rise in the US currency this month. Base metal prices including copper, nickel, zinc and aluminum fell on expectations of slower economic growth, hurting the Fund’s long positions. International equity indices including the Nikkei 225, DAX, and S&P 500 also moved lower and against the Fund’s long positions in those contracts. Profits from short positions in interest rate instruments offset some of the losses from the other sectors, although bond prices experienced significant price volatility during the month. The energy sector held on to modest profits as crude oil prices fell from earlier highs following positive news in Iraq and some easing of political tensions over Iran’s nuclear program.

A Units of the Fund were down 3.35% for the month of July 2006 and B Units were down 3.21%.  Sharp price fluctuations across several market sectors resulted in a net loss for the Fund in July. The most significant losses came from interest rate instruments. Domestic and international bond prices moved higher reversing from their downward trends. This moved against the Fund’s short bond positions. Weaker than expected US employment and retail sales data fueled speculation that the US Federal Reserve might finally curtail its rate tightening policy. By the end of the month, weak GDP growth figures gave additional weight to that sentiment, sending domestic bond prices even higher. Euro zone government bonds also reversed on weak regional economic data announcements. Agricultural commodities including coffee and cocoa saw sharp price declines that hurt the Fund’s long positions. Crude oil prices also had a volatile month. WTI (West Texas Intermediate) hit an all-time high of US$79.45 a barrel amid worries that the conflict between Israel and Lebanon could spread to oil producing nations in the Middle East. Later in the month oil prices reversed amid calmer sentiment, which hurt the Fund's long energy positions. Currencies and metals finished the month in positive territory.

A Units of the Fund were up 0.05% for the month of August 2006 and B Units were up 0.20%.  The Fund finished positive in August after profits from foreign currencies, equity indices, agricultural products and metals edged out losses from energy and interest rate instruments. The Fund’s most significant profits came from short positions in the Japanese yen and long positions in the British Pound. The release of softer than expected inflation data from Japan sent the yen lower against most major foreign currencies. Equity prices trended higher across many international exchanges benefiting the Fund’s long positions in indices. In agricultural products, the Fund’s short positions in soybeans benefited from a downward price trend that began in July. Coffee prices rose sharply throughout August on supply concerns that benefited the Fund’s long positions. The Fund’s long energy positions lost ground this month as rising inventory levels and lower risk to oil supplies pushed crude oil prices lower. Unleaded gasoline prices also fell after reports of a milder than expected Atlantic hurricane season suggested there would be fewer seasonal supply disruptions. Bond prices continued to rally throughout August hurting the Fund’s short positions in interest rate instruments.  Overall the Fund was up an estimated 5.8% over the last 12 months.

A Units of the Fund were down 1.17% for the month of September 2006 and B Units were down 1.03%.  The Fund finished lower in September after losses in energy, metals, agricultural products and interest rate instruments offset gains from equity indices. The Fund’s most significant losses came from long positions in crude oil, heating oil and unleaded gas. Crude oil experienced its steepest decline in more than a decade as high inventories, lower geopolitical tensions and a mild hurricane season eased supply concerns. Oil prices fell about 20 percent in the last two months which is the steepest decline since the Gulf War in 1991. Losses from long positions in the metals sector came primarily from zinc, gold and silver. Metal prices fell on general fears that a possible global economic slowdown might curtail demand. Stock indices continued to rally this month on positive economic data and indications of lower interest rates. The rising stock indices benefited the Fund’s long indices positions.

2005

The returns for A Units for the years ended December 31, 2005, 2004 and 2003 were 1.74%, .31% and 15.25% respectively.  The returns for B units for the years ended December 31, 2005, 2004 and 2003 were 3.57%, 2.18% and 17.43%, respectively.  Further analysis of the trading gains and losses is provided below.

A Units of the Fund were down 6.62% for the month of January 2005 and B Units were down 6.48%.  A strong, abrupt rally in the U.S. dollar along with a sell-off in metals and equity indices resulted in significant losses for the Fund in January. The dollar’s reversal strengthened after official minutes from the U.S. Federal Reserve Bank’s December policy meeting were released early in the month. The minutes revealed that several key members were far more concerned about inflationary pressures than was previously known, which suggested to some that the U.S. Federal Reserve might become more aggressive with its short term rate hikes. The currency markets reacted sending the dollar sharply higher against major foreign currencies, including the euro, yen and British pound. In the metals sector, aluminum and copper price trends also reversed sharply as demand for raw materials continued to decline, in part due to China’s softening economy. The Fund did earn some profits this month from its positions in the interest rate sector, including gains from short-term and long-term bond instruments.

A Units of the Fund were up 0.39% for the month of February 2005 and B Units were up 0.54%.  The Fund finished flat this month with profits from energy, equity indices, agricultural commodities and metals edging out losses from long term interest rate instruments. Profits in energy resulted from the Fund’s long positions in crude oil, gas and heating oil where renewed trends pushed crude oil prices past $50/barrel for the first time since November. Equity prices trended higher across many international exchanges benefiting the Fund’s long positions in indices. Tightening coffee supplies led coffee prices to a near five year high, which also generated profits. However, while the Fund’s long positions in medium to long term interest rate instruments have generated steady profits in recent months, yields began reversing this month, generating losses in several contracts including the 10 year T-Note, Japanese government bond, long gilt and euro bund.

A Units of the Fund were up 1.30% for the month of March 2005 and B Units were up 1.45%.  Gains from the energy, interest rate and metals sectors offset losses from the Fund’s positions in foreign currencies and equity indices. Futures prices in heating oil, unleaded gas and crude oil continued their upward trends this month, benefiting the Fund’s long positions. Analysts suggested the rally was a continuation of bullish momentum supported by strong demand and tight supply in gasoline and crude oil ahead of the high-demand summer season. Concerns that rising energy costs might slow industrial growth weakened international equity prices and pushed European bond prices higher. This benefited the Fund’s positions in long term interest rate instruments but hurt the Fund’s long positions in equity indices. Renewed concerns over inflation coupled with an expected short term rate hike by the U.S. Federal Reserve, fueled a rally in the U.S. dollar that hurt some of the Fund’s positions in foreign currencies. Profits from agricultural commodities and base metals including aluminum and copper, helped to end the month with positive returns.

A Units of the Fund were down 2.85% for the month of April 2005 and B Units were down 2.70%. Losses from the energy, equity indices and metals sectors offset modest profits from the Fund’s positions in foreign currencies and interest rate instruments. Oil prices fell below $50 per barrel for the first time since February on reports that crude oil inventories were at their highest level since mid-2002. Futures prices in heating oil, unleaded gas and crude oil reversed from record highs hurting the Fund’s long positions. Weak economic data, including the Michigan consumer confidence survey which fell to its lowest level in 18 months, caused a sell-off in equities. The Fund’s long position in equity indices, including the DAX, NIKKEI and S&P500 experienced losses. Price reversals in base metals, including aluminum, copper and zinc, also generated losses for the Fund.

A Units of the Fund were up 2.91% for the month of May 2005 and B Units were up 3.07%.  Profits from interest rate instruments and foreign exchange contracts offset small losses from the agricultural, energy, equity indices and metals markets. Longer term government bond prices in the US, euro zone and Asia continued to trend higher this month. Although the decline in long-term yields continued to confound central banking officials, economists and speculators, the Fund’s trend following systems captured significant profits from long positions in multiple interest rate instruments. France’s decision not to ratify a new European constitution contributed significantly to a late sell-off in the euro, which also generated significant profits from the Fund’s short positions. Modest losses came from base metals (copper and zinc), equity indices (NASDAQ, S&P500, DAX), energy (unleaded gas and heating oil) and some agricultural contracts (cotton and coffee).

A Units of the Fund were up 3.16% for the month of June 2005 and B Units were up 3.32%.  Profits from foreign exchange, interest rate instruments, equity indices and energy contracts offset losses from the agricultural and metals markets.  Despite growing trade imbalances, the U.S. dollar continued to trend higher relative to other major currencies. Speculators saw the cut in interest rates by the Swedish central bank as further evidence of an economic slowdown in Europe. At the same time, the U.S. Federal Reserve raised short-term rates by another quarter point. The growing spread between U.S. and European interest rates added further fuel to the dollar’s upward trend, which benefited the Fund’s short positions in the euro, Swiss franc and yen. The Fund also saw significant profits from its long positions in long-term interest rate instruments. Crude oil and natural gas prices experienced a strong rally in June benefiting the Fund’s energy positions. The most significant losses came from long positions in soybeans, soybean meal and soybean oil.

A Units of the Fund were down 1.17% for the month of July 2005 and B Units were down 1.03%.  Losses from interest rate instruments offset profits from the energy, equity indices and metals markets. Long and medium term interest rate instruments reversed from previous month’s highs, hurting the Fund’s long positions. Interest rate instrument prices fell after European Central Bank officials softened their stance on possible rate cuts in the Euro-zone, while minutes from June’s U.S. Federal Reserve committee meeting suggested further increases in short term U.S. interest rates were likely. The Chinese government later announced that it would no longer peg its currency to the US dollar fueling speculation that China might curb its large purchases of US Treasuries, which further weakened interest rate instrument prices. Long positions in the energy sector profited as supply uncertainties from the effects of Hurricane Dennis and two large oil refinery fires in the US caused crude oil prices to increase. Additional profits came from the Fund’s long positions in several international equity indices including the DAX, S&P500, FTSE and Hang Seng Indices.

A Units of the Fund were down 1.48% for the month of August 2005 and B Units were down 1.33%.  Losses from currencies and interest rate instruments offset significant profits from the energy sector this month. Short and medium term interest rates fell. This adversely affected the Fund’s short positions in Eurodollars, Japanese government bonds and US treasury bonds. Traders speculated that higher energy costs might impact U.S. economic growth and force the U.S. Federal Reserve to modify its current rate tightening policy. The effects of hurricane Katrina late in the month exacerbated that view sending bond prices even higher. Energy prices however, continued to rise benefiting the Fund’s long positions in light crude oil, natural gas, heating oil and unleaded gasoline. Oil supply and distribution concerns grew stronger in the wake of hurricane Katrina. Crude oil breached $70 a barrel before administration officials announced they would tap strategic oil reserves.

A Units of the Fund were up 2.51% for the month of September 2005 and B Units were up 2.67%.  Profits from equity indices, foreign currencies, metals and agricultural commodities offset losses from energy and interest rate instruments. The Fund’s long positions in Japanese and German stock indices generated the strongest profits. The Tokyo Stock Exchange's Nikkei index increased 23 percent since May and was bolstered this month by upbeat economic reports as well as Prime Minister Koizumi’s election victory in Japan. The US dollar continued to strengthen, generating profits for the Fund’s short positions in the yen, euro and Australian dollar. Crude oil prices retreated from August’s highs after the impact from Hurricane Rita was determined to be much less than anticipated. Fortunately, losses in the energy sector were largely offset by the Fund’s long positions in natural gas which reached all-time highs in September. Fixed income markets also retreated, hurting some of the Fund’s long positions in foreign interest rate instruments.

A Units of the Fund were up 1.21% for the month of October 2005 and B Units were up 1.36%.  The Fund posted a profit in October with profits from currencies, instrument rate instruments and metals offsetting losses from energy and equity indices.  The majority of the Fund’s short positions in foreign currencies profited as the U.S. dollar continued to gain strength and trend higher. The Fund’s most significant profits came from short positions in the Japanese yen, which hit a 25-month low against the U.S. dollar.  Additional profits resulted from short positions in domestic and international interest rate instruments, which trended downward on expectations of rising U.S. inflation and interest rates.  Long positions in the energy sector lost some ground as prices retreated from last month’s highs.  Base metal prices, including aluminum, zinc, copper and nickel also profited this month. Overall, we were pleased with the performance in October in what was a volatile and difficult economic environment for trend following systems.

A Units of the Fund were up 4.43% for the month of November 2005 and B Units were up 4.59%.  The Fund’s strongest profits in November came from long positions in the US dollar which continued to strengthen against other foreign currencies.  Positions in the Japanese yen were particularly profitable.  Long positions in the metals sector, including zinc, aluminum, copper and silver also contributed profits as increased demand from Asia helped push metals prices higher.  The FOMC released meeting minutes this month that suggested the U.S. Federal Reserve might be nearing the end of its interest rate tightening cycle.  That news sparked a rally in the U.S. financial markets driving U.S. fixed income products higher.  The rally neutralized earlier gains from the Fund’s short positions in interest rate instruments.  Long positions in the energy sector lost some ground as prices retreated from previous highs.

A Units of the Fund were down 1.55% for the month of December 2005, ending the year up 1.74% and B Units were down 1.40% for the month and up 3.57% for the year.  Losses from currencies, interest rate instruments and energy offset profits from the metals, equity indices and agricultural commodities markets. The Fund’s long positions in the U.S. dollar generated the strongest losses.  Foreign currencies rallied against the dollar after the U.S. Federal Reserve’s Open Market Committee signaled it might be nearing the end of its credit tightening cycle. News that the U.S. trade deficit hit record highs this month sent the dollar even lower against the yen, which posted its largest single-day rally against the dollar since March 2002.  Short positions in medium and long-term interest rate instruments also lost ground, as the spread between short-term and long-term rates narrowed. Metals delivered another positive month as long positions in aluminum, zinc, copper and gold continued to trend higher.

2004

A Units of the Fund were up 1.97% for the month of January 2004 and B Units were up 2.13%.  Fund performance in January was positive despite some late price reversals in the U.S. dollar and U.S. interest rate sensitive markets. The Federal Open Market Committee (“FOMC”) introduced some minor language changes to its policy statement, suggesting to some that the U.S. Federal Reserve might be setting the stage to increase short term rates. This caused the U.S. dollar to rise sharply against major foreign currencies and it caused prices on long term U.S. interest rate instruments to fall, reflecting a rise in long term interest rates. Overall, the Fund benefited from net profits in virtually all market sectors including foreign currencies, equities, agricultural, energy and metals. Only the Fund's long positions in interest rate sensitive instruments, including the 30 year Treasury bond and 10 year Treasury note, experienced a loss.

A Units of the Fund were up 9.03% for the month of February 2004 and B Units were up 9.21%. The Fund benefited from gains across all market sectors in February including interest rates, energy, currencies, agricultural commodities, metals and equities. The Fund’s strongest returns came from long positions on interest rate instruments as futures prices on several European and U.S. medium term instruments trended higher in anticipation of possible rate cuts in the euro zone.  In the energy sector, the Fund’s long positions in crude oil continued to profit. The Organization of Petroleum Exporting Countries (“OPEC”) maintained tight production controls in spite of strong demand, which pushed oil prices close to the highs observed before the invasion of Iraq.

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

A Units of the Fund were down 8.49% for the month of April 2004 and B Units were down 8.35%.  After showing positive returns for the first quarter, price trend reversals in the fixed income, metals and currency markets produced losses for the Fund during the month. The energy market, which profited from long positions in both light crude and unleaded gas, was the only positive performing sector in April. Medium and long-term interest rate instruments fell sharply after the release of U.S. non-farm payroll numbers which supported growing sentiment that the U.S. economy was on a stronger footing. Reaction to the U.S. Federal Reserve’s comments to Congress and growing anticipation that the U.S. Federal Reserve will raise short-term interest rates, caused upward trends in metal prices to reverse. The U.S. dollar rallied against major currencies energized by stronger U.S. economic reports which created additional losses for the Fund.

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

A Units of the Fund were down 5.42% for the month of June 2004 and B Units were down 5.28%.  June was a turbulent month for interest rate and energy markets. Prices for short-term interest-rate instruments and petroleum products reversed sharply this month while long-term bonds and the U.S. dollar continued to vacillate ahead of the FOMC’s decision on interest rates. Choppy market conditions and extended periods of price consolidation, such as those experienced over the past few months, typically result in losses for trend following systems and June was no exception. The largest realized losses for the fund were in light crude oil, the Australian dollar and unleaded gas. The largest profits were in cotton, the ten-year Japanese government bond and the Nikkei 225 Index.

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

A Units of the Fund were down 2.42% for the month of August 2004 and B Units were down 2.27% for the month.  In August, several market sectors continued to drift without major trends. The U.S. dollar whipsawed in reaction to news events, including economic reports that failed to provide any clear direction for the U.S. economy.  Oil prices declined sharply from all time highs late in the month resulting in losses from the Fund’s long positions in crude oil. Profits from short positions in natural gas however helped to stem the loss in the energy sector. Sugar and cotton prices reversed this month resulting in losses from the agricultural sector. The Fund continued to profit from its long positions in interest rate instruments, partially offsetting the losses in the other sectors.

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

A Units of the Fund were up 4.54% for the month of November 2004 and B Units were up 4.70%.  In November the Fund profited from trends in most market sectors including foreign exchange, metals, interest rate instruments and equity indices. Long positions in foreign exchange contracts generated the Fund's strongest gains as the U.S. dollar continued to decline against most major foreign currencies. The weakness in the dollar also led to higher prices in precious metals which benefited the Fund’s long positions in gold and silver. Long positions in long term interest rate instruments including the Euro Bund and British Long Gilt were also profitable. The Fund's losing positions included natural gas and heating oil.

A Units of the Fund were down 0.58% for the month of December 2004, ending the year up 0.31%.  B Units were down 0.43% for the month and up 2.18% for the year.  Performance was mixed in December with losses from the metals, energy and currency sectors edging out profits from equity, interest rate and agricultural market contracts. Global stock indices and bond markets finished the month higher, generating profits for the Fund’s long positions in those markets. The Fund lost ground on its long positions in precious metals after gold and silver contracts fell sharply in response to a rebound in the U.S. dollar. In addition, the energy sector went through volatile periods after the release of several inventory announcements, which led to significant whipsawing in those markets. For the year the Fund's strong fourth quarter performance offset the mid-year drawdown leaving the Fund positive for 2004.

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

Quantifying the Fund’s Trading Value at Risk

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

         The Fund's risk exposure in the various market sectors traded by the Fund’s Trading Advisors is quantified below in terms of Value at Risk. Due to mark-to-market accounting, any loss in the fair value of the Fund's open positions is directly reflected in the Fund's earnings (realized or unrealized).

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

The Fund’s Trading Value at Risk in Different Market Sectors

         The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of September 30, 2006.  All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of July 31, August 31, and September 30, 2006, the Fund's total capitalization was $444,754,470, $453,442,308 and $455,844,570 respectively.

THIRD QUARTER 2006

Market Sector	Jul VaR	% Total Cap	Aug VaR	% Total Cap	Sep VaR	% Total Cap
Agricultural	$ 2,826,087	0.64%	$ 4,195,980	0.93%	$ 3,325,387	0.73%
Currency	$ 28,206,957	6.34%	$ 35,227,362	7.77%	$ 40,688,329	8.93%
Energy	$ 8,608,656	1.94%	$ 5,850,878	1.29%	$ 9,128,635	2.00%
Financial Indices	$ 5,388,981	1.21%	$ 13,418,575	2.96%	$ 17,358,881	3.81%
Interest Rates	$ 16,012,493	3.60%	$ 9,785,575	2.16%	$ 7,523,903	1.65%
Metals	$ 4,009,487	0.90%	$ 3,782,261	0.83%	$ 4,119,497	0.90%
Total	$ 65,052,661	14.63%	$ 72,260,631	15.94%	$ 82,144,632	18.02%

         Of the (4.44%) return for the quarter ended September 30, 2006 for A Units, approximately 4.12% was due to trading losses (after commissions) and approximately 1.31% was due to interest income, offset by approximately 1.63% in performance fees, management fees, selling agent fees and operating costs borne by the Fund.  Of the (4.01%) return for the quarter ended September 30, 2006 for B Units, approximately 4.13% was due to trading losses (after commissions) and approximately 1.30% was due to interest income, offset by approximately 1.18% in performance fees, management fees, selling agent fees and operating costs borne by the Fund.

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

Non-Trading Risk

         The Fund has non-trading market risk on its foreign cash balances not needed for margin.  However, these balances (as well as the market risk they represent) are immaterial. The Fund also has non-trading market risk as a result of investing a substantial portion of its available assets in U.S. government sponsored securities and high grade commercial paper. The market risk represented by these investments is immaterial.

Qualitative Disclosures Regarding Primary Trading Risk Exposures.

         The following qualitative disclosures regarding the Fund's market risk exposures - except for (i) those disclosures that are statements of historical fact and (ii) the descriptions of how the Fund manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Fund's primary market risk exposures as well as the strategies used and to be used by the Fund’s Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Fund.

         The following were the primary trading risk exposures of the Fund as of September 30, 2006, by market sector.

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

Energy

         The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East.  As of September 30, 2006, crude oil, heating oil and unleaded gas are the dominant energy market exposures of the Fund. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

         The Fund's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc.

Agricultural

         During 2006, the Fund's agricultural exposure was to soybeans, wheat, corn, coffee and cotton.

Qualitative Disclosures Regarding Non-Trading Risk Exposure.

         The following were the only non-trading risk exposures of the Fund as of September 30, 2006:

Foreign Currency Balances

         The Fund's primary foreign currency balances are in Euros, Japanese Yen, British Pounds, Australian Dollars, Hong Kong dollars and Canadian dollars. The Fund controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars (no less frequently than once a week).

Commercial Paper Positions

 The Fund utilizes UBS Financial Services, Inc. as its cash management securities broker for the investment of some margin excess amounts into short-term fixed income instruments including high grade commercial paper (interest bearing with some credit risk) and U.S. government sponsored securities with durations no longer than one year.  Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Fund's fixed-income instruments, although substantially all of these short-term investments are held to maturity.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

         The means by which the Fund and the Fund’s Trading Advisors, severally, attempt to manage the risk of the Fund's open positions is essentially the same in all market categories traded. The Fund’s Trading Advisors apply risk management policies to their respective trading which generally limit the total exposure that may be taken. In addition, the Trading Advisors generally follow proprietary diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups), as well as imposing "stop-loss" points at which open positions must be closed out.

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

PART II-OTHER INFORMATION

Item 1: Legal Proceedings.

      None

Item 1A: Risk Factors.

There have been no material changes from the risk factors disclosed in the Fund’s Form 10-K for the year-ended December 31, 2005.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Between July and September 2006, the Fund issued Units at monthly closings as set forth in the following chart. However, pursuant to Regulation Section 229.701 Item 701(d), the Fund enjoys the private offering exemption within the Securities Exchange Act of 1933 Section 4(2). The Fund is privately offered and sold to “accredited investors” as defined in Securities Exchange Act of 1933 Rule 501(a).

Schedule on Number and Dollar Amount of Interests
(Additions)
(Includes both A and B Units)

	Dollar Amount	Number of
Month	of Interests	Additional Units
	Sold	Sold

July 2006	$8,805,764	2,310.7063
August 2006	$13,755,478	3,731.4837
September 2006	$14,182,352	3,981.8692

Item 3: Defaults Upon Senior Securities

      Not applicable.

Item 4: Submissions of Matters to a vote of Security Holders.

      None

Item 5: Other Information

      None

Item 6: Exhibits.

      (a)   Exhibits and Index.

The following exhibits filed herewith.

Exhibit No.	Description of Document	Page No.
31.01	Certification of Kenneth E. Steben, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	E-2

31.02	Certification of Barbara Rittenhouse, Comptroller, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	E-4

32.01	Certification of Kenneth E. Steben, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.	E-6

32.02	Certification of Barbara Rittenhouse, Comptroller, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.	E-7

(b) Reports.

          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTURES PORTFOLIO FUND

LIMITED PARTNERSHIP

(Registrant)

By:

Steben & Company, Inc.

General Partner

By:

/s/ Kenneth E. Steben

November 14, 2006

Kenneth E. Steben

Chief Executive Officer

(Principal Executive Officer)

By:

/s/ Barbara Rittenhouse

November 14, 2006

Barbara Rittenhouse

Comptroller (Principal Financial Officer)

EXHIBIT 31.01

Rule 13a-14(a)/15d-14(a) Certification

I, Kenneth E. Steben, Chief Executive Officer of Steben & Company, Inc., the General Partner of Futures Portfolio Fund Limited Partnership (the “Company”), certify that:

1.

I have reviewed this Quarterly Report on Form 10-Q of the Company;

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

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

(a)Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(c)Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

(a)All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

(b)Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

By:

/s/ Kenneth E. Steben

Date:  November 14, 2006

Kenneth E. Steben

Chief Executive Officer (Principal Executive Officer)

EXHIBIT 31.02

Rule 13a-14(a)/15d-14(a) Certification

I, Barbara Rittenhouse, Comptroller of Steben & Company, Inc., the General Partner of Futures Portfolio Fund Limited Partnership (the “Company”), certify that:

1.

I have reviewed this Quarterly Report on Form 10-Q of the Company;

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

4.

The registrant's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and have:

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

Disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonable likely to materially affect, the registrant's internal control over financial reporting; and

5.

The registrant's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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

By:

/s/ Barbara Rittenhouse

Date: November 14, 2006

Barbara Rittenhouse

Comptroller (Principal Financial Officer)

EXHIBIT 32.01

Section 1350 Certification

In connection with this quarterly report of Futures Portfolio Fund Limited Partnership (the “Company”) on Form 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (this “Report”) I, Kenneth E. Steben, Chief Executive Officer of Steben & Company, Inc., the General Partner of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1.  This Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company .

By:

/s/ Kenneth E. Steben

Date:  November 14, 2006

Kenneth E. Steben

Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 32.02

Section 1350 Certification

In connection with this quarterley report of Futures Portfolio Fund Limited Partnership (the “Company”) on Form 10-Q for the quarter ended June 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (this “Report”) , I, Barbara Rittenhouse, Comptroller of Steben & Company, Inc. , the General Partner of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1.  This Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company .

By:

/s/ Barbara Rittenhouse

Date:  November 14, 2006

Barbara Rittenhouse

Comptroller

(Principal Financial Officer)