Form 10-Q/A
period 2006-09-30
FUTURES PORTFOLIO FUND LP
filed 2006-11-14
CIK 861441

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

EXHIBIT 32.01

Section 1350 Certification

In connection with this quarterly report of Futures Portfolio Fund Limited Partnership (the “Company”) on Form 10-Q for the quarter ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (this “Report”) I, Kenneth E. Steben, Chief Executive Officer of Steben & Company, Inc., the General Partner of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1.  This Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company .

By:

/s/ Kenneth E. Steben

Date:  November 14, 2006

Kenneth E. Steben

Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 32.02

Section 1350 Certification

In connection with this quarterley report of Futures Portfolio Fund Limited Partnership (the “Company”) on Form 10-Q for the quarter ended September 30, 2006 as filed with the Securities and Exchange Commission on the date hereof (this “Report”) , I, Barbara Rittenhouse, Comptroller of Steben & Company, Inc. , the General Partner of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1.  This Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company .

By:

/s/ Barbara Rittenhouse

Date:  November 14, 2006

Barbara Rittenhouse

Comptroller

(Principal Financial Officer)