Form 10-K
period 2006-12-31
FUTURES PORTFOLIO FUND LP
filed 2007-04-02
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

OR

☐

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

_________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange

Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [  ]

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates: the registrant is a limited partnership; as of December 31, 2006, 91,632.3257 Class A units and 35,151.8276 Class B units with an aggregate value of $ 341,384,123 and $ 162,675,970 respectively, were outstanding.

Securities to be registered pursuant to Section 12(b) of the Act: NONE

Securities to be registered pursuant to Section 12(g) of the Act:  Limited Partnership Interests

Documents Incorporated by Reference

Registrant's Financial Statements for the year ended December 31, 2006 with Report of Independent Registered Public Accounting Firm and the annual report to security holders for the fiscal year ended December 31, 2006, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

Table of Contents

Part I

Item 1: Business

1

Item 1A: Risk Factors

6

Item 1B: Unresolved Staff Comments

9

Item 2: Properties

9

Item 3:Legal Proceedings

9

Item 4: Submission of Matters to a Vote of Security Holders

9

Part II

Item 5: Markets for Registrant's Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities

10

Item 6: Selected Financial Data

11

Item 7: Management's Discussion and Analysis of Financial Condition and
Results of Operations

17

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

28

Item 8: Financial Statements and Supplementary Data

33

Item 9: Changes in and Disagreements with Accountants on Accounting and
Financial Disclosure..

33

Item 9A: Controls and Procedures

33

Item 9B: Other Information

33

Part III

Item 10: Directors and Executive Officers of the Registrant

34

Item 11: Executive Compensation

36

Item 12: Security Ownership of Certain Beneficial Owners and Management

36

Item 13: Certain Relationships and Related Transactions

37

Item 14: Principal Accounting Fees and Services

38

Part IV

Item 15: Exhibits, Financial Statement Schedules

39

ITEM 1:  Business

(a)

General development of business.

Futures Portfolio Fund, Limited Partnership (“the Fund”) is a Maryland limited partnership, formed on May 11, 1989, that utilizes professional trading advisors to engage in the trading of commodity futures contracts, other commodity interests, options, securities and forward contracts.  The Fund began trading on January 2, 1990.  The Fund is an actively managed account with speculative trading profits as its objective.

Under its Limited Partnership Agreement (“Partnership Agreement”), the Fund has delegated the exclusive management of all aspects of the business and administration of the Fund to the Fund’s general partner, Steben & Company, Inc. (“Steben & Company”, or the “General Partner”), a Maryland corporation organized in February 1989.  Steben & Company is registered with the Commodity Futures Trading Commission (“CFTC”) as a Commodity Pool Operator (“CPO”) and an Introducing Broker and is a member of the National Futures Association (“NFA”) in such capacities.  Steben & Company is registered with the Securities and Exchange Commission (“SEC”) as a broker dealer and is a member of NASD in such capacity.  Steben & Company is registered with the Securities & Exchange Commission as a registered investment advisor.  The Fund is not a registered investment company.

The Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Partnership Agreement.  The General Partner has no present intention of withdrawing and intends to continue the Fund’s business as long as it believes that it is in the best interest of the Partners to do so.  In addition, certain events may occur which could result in early termination.

The Fund’s assets are allocated among accounts managed by professional commodity trading advisors (the “Trading Advisors” or “Traders”).  While it is not currently the case, portions of the Fund’s assets may be allocated to other investment funds or pools at the discretion of the General Partner in order to access the services of particular Trading Advisors.  The General Partner is responsible for selecting and monitoring the Trading Advisors, and it may add new Trading Advisors in the future, terminate the current Trading Advisors, and will, in general, allocate and reallocate the Fund’s assets among the Trading Advisors as it deems is in the best interests of the Fund.

As of December 31, 2006, the aggregate capitalization of the Fund was $504,060,093.  The net asset value per limited partnership interest (“Unit”) of the Class A Units was $3,725.59, and the net asset value of the Class B Units was $4,627.81.

(b)

Financial information about segments.

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool.”  The Fund does not engage in sales of goods or services.

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

The Fund trades on a variety of United States and foreign futures exchanges.  Approximately 70-75% of the Fund’s trading is currently in the form of exchange traded futures, and the balance is in off exchange currency forwards.  100% of the Fund’s off-exchange trading takes place in the highly liquid, institutionally-based currency forward markets, although other types of forward contracts may be traded in the future.

As in the case of its market sector allocations, the Fund’s commitments to different types of markets - U.S. and non-U.S., regulated and non-regulated - differ substantially from time to time, as well as over time, and may change at any time if the Fund’s Trading Advisors, with the approval of the General Partner determines such change to be in the best interests of the Fund.

General Partner

The General Partner manages all aspects of the Fund’s business, including selecting the Fund’s Trading Advisors; allocating the Fund’s assets among them; possibly investing a portion of the Fund’s assets in other investment pools; selecting the Fund’s Futures Broker(s), accountants and attorneys; computing the Fund’s Net Assets; reporting to Limited Partners; directing the investment of Fund excess margin monies in interest-bearing instruments and/or cash; and handling Partners’ redemptions of their Units. The General Partner will maintain office facilities for and furnish administrative and clerical services to the Fund.  The General Partner will be reimbursed for certain out of pocket expenses for the Fund, including clerical, accounting, legal, postage and shipping, offering costs, printing and other expenses of the Fund.  There have been no material administrative, civil or criminal actions within the past five years against the general partner or its principals and no such actions currently are pending.

Trading Advisors and Allocations of the Fund

As of December 31, 2006 the Trading Advisors of the Fund and the allocation of the Fund’s assets are reflected as follows:

	As a % of Total Allocations	As a % of Total Fund Equity
Aspect Capital, Ltd.	26%	36%
Campbell & Company, Inc.	35%	47%
Sunrise Capital Partners, LLC	21%	28%
DKR Fusion Management Co., LP	18%	24%

These allocations are subject to change at the General Partner’s sole discretion.

While past performance is not necessarily indicative of future results, the General Partner believes it is in the interests of the Fund to select those Trading Advisors who have demonstrated ability during their trading history.  Consideration is given to the consistency of past returns.  Also considered are each Trading Advisor’s reputation, personnel, integrity and trading psychology, as well as its overall trading skill, money management, administrative support and the total amount of funds under management.  Finally, the General Partner uses its discretion and judgment in applying each of the above factors in making a final determination to include a particular Trading Advisor in the Fund.

Charges

Each A Unit is subject to the same ongoing charges as all other A Units.  Each B Unit is subject to the same ongoing charges as all other B Units.

Total expenses, other than the Trader’s performance incentive fees, as a percentage of the Fund's average month-end net assets for the years ended December 31, 2006, 2005 and 2004 were 6.37%, 6.7%, & 5.9%, respectively.

Description of Current Charges.

Recipient	Nature of Payment	Amount of Payment
Steben & Company, Inc.	Management Fee (asset-based)

A monthly management fee of .1625% per month (1.95% annually) for Class A units & .1625% (1.95% annually) for Class B units of Fund Net Assets at the end of each month.  Steben & Company may pay a portion of its monthly management fee on an ongoing basis to selected agents who have sold the Units, in return for their provision of ongoing services to the Limited Partners.

General Partner will receive an allocation pro rata from the other Partners of 1% of any increase (or decrease) in the Fund’s Net Assets, without regard to additions and withdrawals.

Trading Advisors	Management Fees (asset-based)

The Trading Advisors will receive monthly management fees based upon the assets under their management as follows:

•

Aspect:              .167% monthly (2% per year)

•

Campbell:          .083% monthly (1% per year)

•

Sunrise:             .083% monthly (1% per year)

•

DKR:                    .5%  quarterly (2% per year)

The management fees are calculated at the end of each month.  Effective February 1, 2007, the Fund added the following Trading Advisors with the corresponding management fees:

•

Altis Partners (Jersey) Ltd:  .083% monthly (1% per year)

•

Winton Capital Management Ltd:  .167% monthly (2% per year)

Trading Advisors	Incentive Fees

The Trading Advisors receive incentive fees for any “Net New Trading Profits” generated on the portion of the Fund the respective Trading Advisor manages as follows:

•

Aspect:

                     20%

•

Campbell:

                     25%

•

Sunrise:

                     25%

•

DKR

                     20%

The incentive fees are calculated quarterly.  Effective February 1, 2007, the Fund added the following Trading Advisors with corresponding incentive fees:

•

Altis Partners (Jersey) Ltd.:

           25%

•

Winton Capital Management Ltd.:         20%

Commodity brokerage commissions and related fees	Clearing Brokers

The Fund pays brokerage commissions on U.S. futures exchanges at the rate of $2.44 to $11.04 per “round-turn” futures transaction which includes NFA, execution, clearing and exchange fees.  Brokerage commissions will be higher for trades executed on some foreign exchanges.  Effective March 1, 2007, the Fund will pay such commissions at the rate of $2.56 to $10.68 per “round-turn” transaction.

Calyon Financial	Forward Counterparty Execution

A portion of the forward counterparty’s execution costs are included in the price of each forward contract purchased or sold, and, accordingly, such costs cannot be determined but are charged. Prime brokerage fees, combined with the futures broker’s charges, usually equal approximately 1% of the Fund’s net assets.  Calyon Financial Services, Inc., the Fund’s primary forward counterparty charges a $20 per million per round turn service charge.

Selling Agents	Selling Agent Fees

A monthly fee of .1667% (2% per year) of the net asset value for A units and .0167% (0.2% per year) of the net asset value for B units will be charged to the Fund and paid to the Selling Agents.  To the extent the General Partner is responsible for the sale of Units, or in cases where the Selling Agent does not receive this fee, the General Partner will retain these monthly fees.

Steben & Company	Professional Fees

The Fund will pay its accounting, audit, legal, administrative and offering expenses estimated at approximately 0.75% of the average month-end net asset value each year. However, if and to the extent these expenses (other than extraordinary costs, none of which are anticipated) exceed 1.00% of the Fund’s average month-end net assets per calendar year, the General Partner will reimburse the Fund for such excess after the close of the applicable year.  These expenses during the years ended 2006, 2005 and 2004 were .75%, 0.84%, and .89% of the Fund’s average net asset value, respectively.  Effective March 1, 2007, the Fund will pay approximately 0.65% of the Fund’s average net asset value for such expenses.

There may be extraordinary expenses (including any extraordinary legal and accounting fees) the Fund may have, although none are anticipated.

Regulation

Under the Commodity Exchange Act, commodity exchanges and commodity futures trading are subject to regulation by the CFTC. The NFA, a registered futures association under the Commodity Exchange Act, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective “associated persons” and “floor brokers.” The Commodity Exchange Act requires “commodity pool operators,” and “commodity trading advisors” and “futures brokers” or “futures commission merchants” such as the Fund’s futures broker to be registered and to comply with various reporting and recordkeeping requirements. Steben & Company and the Fund’s futures broker are members of the NFA. The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the Commodity Exchange Act or rules and regulations promulgated there under. In the event the General Partner’s registration as a commodity pool operator were terminated or suspended, the General Partner would be unable to continue to manage the business of the Fund.  Should the General Partner’s registration be suspended, termination of the Fund might result.

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

(i) through (xii) – not applicable.

(xiii)  The Fund has no employees.

(d)  Financial Information about Geographic Areas

The Fund does not engage in material operations in foreign countries (although it does trade from the United States in foreign currency forward contracts and on foreign futures exchanges), nor is a material portion of its revenues derived from foreign customers.

(e) Available Information

The Fund files 10Q, 10K, 8K, Form 3, and Form 4, as required, with the SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.  Additional information about the Reference Room may be obtained by calling the SEC at (800) SEC-0330. Additional reports, proxy and information statements, and other reports filed electronically with the SEC may be found at http://www.sec.gov.

(f) Reports to Security Holders

None.

(g) Enforceability of Civil Liabilities Against Foreign Persons

None.

ITEM 1A: Risk Factors

No Limitations on Trading Policies.  The Fund’s partnership agreement places no limitation on the trading policies the General Partner may pursue for the Fund.

Potential Increase in Leverage.  The General Partner may increase the leverage utilized with a particular Trader by the use of notional funds (notional funds are utilized when a Trader is instructed to trade an account according to its trading system under the assumption that the account is larger than the actual cash or securities on hand).  This additional leverage, while creating additional profit potential which the General Partner feels may be appropriate with certain Traders in light of the Fund’s multi-trader diversification, also increases the risk of loss to the Fund.

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

Complex Fee Structure.  Allocation to more than one Trader makes the Fund’s fee structure more complex which in turn could diminish the pool’s profit potential.

Fund Expenses Will Be Substantial.  The Fund will be obligated to pay brokerage commissions, the management fees to the Traders and other operating expenses regardless of whether it realizes profits.  The Fund will need to make substantial trading profits to avoid depletion of its assets from these expenses.

Reliance on General Partner.  The Fund’s success will depend significantly on the General Partner’s ability to select successful Traders.

Dependence on Key Personnel.  The General Partner is dependent on the services of Mr. Steben and key management personnel.  If Mr. Steben’s services became unavailable, another principal of the firm or a new principal (whose experience cannot be known at this time) will need to take charge of the General Partner.

Reliance on the Traders.  The Fund’s success depends largely on the ability of its Traders.  There can be no assurance that their trading methods will produce profits (or not generate losses).  Past performance is not indicative of future results.

Reliance on Broker’s Financial Condition.  If a Broker becomes insolvent, the Fund might incur a loss of all or a portion of the funds it had deposited directly or indirectly with the Broker.  There is no government insurance for commodity brokerage accounts.  Such a loss could occur if the Broker unlawfully failed to segregate its customers’ funds or if a customer failed to pay a deficiency in its account.

Investment in Other Investment Pools.  The Fund may invest in other pools.  The Fund expects to be liable to those pools (e.g., limited partnerships) only for the amount of its investment plus any undistributed profits.  However, there can be no assurance in this regard, and the Fund might invest as a general partner if the situation warranted, and thus be liable for additional amounts.

The Fund’s policy of investment in pools (or similar investment vehicles), as distinguished from direct participation in the markets through individual managed accounts, has several potential disadvantages.  Those investments may increase the Fund’s expenses, since the Fund will have to pay its pro rata share of the expenses borne by the investors in the pools, and the pools may have higher expenses than managed accounts.  The Fund will generally be a minority investor in those pools and thus lack control over the pools.  The pools might (a) change trading policies, strategies and traders without prior notice to the Fund; (b) substantially restrict the ability of their investors to withdraw their capital from the pools; (c) be new ventures with little or no operating history; (d) be general rather than limited partnerships, thus increasing the Fund’s liability; and/or (e) use aggressive leveraging policies.

Changes in Trading Strategies.  The trading strategies of the Traders are continually developing.  They are free to make any changes in their trading strategies, without notice, if they feel that doing so will be in the Fund’s best interest.  The General Partner will notify the Limited Partners of any such changes that the General Partner considers being material.  Changes in commodities or the markets traded shall not be deemed a change in trading strategy.

Disadvantages of Periodic Incentive Fees.  Because the Traders’ incentive fees will be paid on a quarterly or monthly basis, they could receive incentive fees for a period even though their trading for the year was unprofitable.  Once an incentive fee is paid, they retain the fee regardless of its subsequent performance, but no new incentive fees will be paid until after any previous losses have been recovered.

Disadvantages of Multi-Trader Structure.  The Partnership’s use of multiple Traders to conduct its trading has several potential disadvantages.

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

Under certain unusual circumstances, the Partnership might have to direct a Trader to liquidate positions in order to generate funds needed to meet margin calls, to fund the redemption of Units, or to permit the reallocation of funds to another Trader.  Such liquidations could disrupt the Trader’s trading system or method.

Replacement of Traders.  The General Partner has the authority to reallocate the Fund’s assets among the Traders, terminate Traders and allocate assets to a new Trader or Traders or invest the Fund’s assets in other investment funds or commodity pools.

Disadvantages of Replacing Traders.  Traders generally have to “make up” previous trading losses incurred by the Fund on portions of the Fund the Traders are managing, before they can earn an incentive fee.  However, a Trader might terminate its services to the Fund or the General Partner might decide to replace a Trader when it has such a “loss carry-forward.”  The Fund might have to pay a new trader higher advisory fees than are currently being paid to the current Trader.  In addition, the Fund would lose the potential benefit of not having to pay the Trader an incentive fee during the time that the Trader was generating profits that made up for the prior losses.  In addition, the replacement trader would “start from scratch;” that is, the Fund would have to pay the trader an incentive fee for each dollar of profits it generated for the Fund, regardless of the Fund’s previous experience.

Limited Partners Do Not Participate in Management.  Limited Partners are not entitled to participate in the management of the Fund or the conduct of its business.

Non-Transferability of Units.  Investors may acquire Units only for investment and not for resale, and the Units are transferable only with the General Partner’s discretionary consent, provided that the economic benefits of ownership of a Limited Partner may be transferred or assigned without the consent of the General Partner.  There will be no resale market for the Units.  However, a Partner may redeem all or (subject to certain limitations) any portion of their Units at the end of any month, on 15 days written notice to the General Partner.

Possible Adverse Effect of Large Redemptions.  The Traders’ trading strategies could be disrupted by large redemptions by Limited Partners.  For example, such redemptions could require the Traders to prematurely liquidate futures positions they had established for the Fund.

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

Indemnification.  The Fund is required to indemnify the General Partner, the Traders and the Futures Broker, and their affiliates, against various liabilities they may incur in providing services to the Fund, provided the indemnified party met the standard of conduct specified in the applicable indemnification clause.  The Fund’s indemnification obligations could require the Fund to make substantial indemnification payments.

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

ITEM 1B: Unresolved Staff Comments

Not Applicable.

ITEM 2: Properties

The Fund does not use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts, cash and high grade short-term fixed income securities (one year or under).

ITEM 3: Legal Proceedings

Neither the Fund nor Steben & Company has ever been the subject of any material litigation, nor is the Fund aware of any pending legal proceedings to which any of its assets are subject.

ITEM 4: Submission of Matters to a Vote of Security Holders

None.

PART II

ITEM 5: Markets for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)

Market information

         Neither A Units nor B Units of the Fund are publicly traded.  Both A Units and B Units may be transferred or redeemed subject to the conditions imposed by the Partnership Agreement.

(b)

Holders

As of December 31, 2006, there were 4,844 and 1,761 holders of A Units and B Units, respectively.

(c)

Dividends

         The General Partner has sole discretion in determining what distributions, if any, the Fund will make to its limited partners.  The General Partner has not made any distributions as of the date hereof.

(d)

Securities Authorized for Issuance under Equity Compensation Plans

None

(e)

Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

 A and B units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. Sales of the A Units and B Units during the fourth quarter 2006 were as follows:

The proceeds of the offering are deposited in the Fund’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with the Fund’s trading policies and its trading advisors' respective trading strategies.

ITEM 6: Selected Financial Data.

Supplementary Financial Information

FUTURES PORTFOLIO FUND, L.P.(Class A Units)

Rate of Return	2006	2005	2004	2003	2002
January	1.18	(6.62)	1.97	11.19	(0.74)
February	(1.79)	0.39	9.03	8.12	(4.89)
March	3.84	1.30	(0.02)	(6.63)	1.21
April	1.64	(2.85)	(8.49)	1.23	(2.78)
May	(2.50)	2.91	(1.01)	3.64	4.61
June	(1.43)	3.16	(5.42)	(4.65)	13.06
July	(3.35)	(1.17)	(1.50)	(5.63)	5.51
August	0.05	(1.48)	(2.42)	1.94	1.91
September	(1.17)	2.51	0.05	(1.26)	6.42
October	3.38	1.21	5.39	3.71	(5.79)
November	0.71	4.43	4.54	(1.30)	(5.03)
December	6.48	(1.55)	(0.58)	5.56	6.32
Year	**6.78**	**1.74**	**0.31**	**15.25**	**19.59**

FUTURES PORTFOLIO FUND, L.P.(Class B Units)

Rate of Return	2006	2005	2004	2003	2002
January	1.33	(6.48)	2.13	11.37	(0.59)
February	(1.64)	0.54	9.21	8.28	(4.74)
March	4.00	1.45	0.13	(6.49)	1.37
April	1.79	(2.70)	(8.35)	1.39	(2.63)
May	(2.36)	3.07	(0.86)	3.80	4.77
June	(1.28)	3.32	(5.28)	(4.51)	13.24
July	(3.21)	(1.03)	(1.35)	(5.49)	5.67
August	0.20	(1.33)	(2.27)	2.14	2.07
September	(1.03)	2.67	0.21	(1.11)	6.58
October	3.54	1.36	5.55	3.87	(5.62)
November	0.86	4.59	4.70	(1.15)	(4.89)
December	6.65	(1.40)	(0.43)	5.72	6.49
Year	**8.71**	**3.57**	**2.18**	**17.43**	**21.86**

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

 Introduction

Gains or losses are realized when contracts are liquidated. Net unrealized gains or losses on open contracts (the difference between contract price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Relating to Certain Contracts”.  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government agency securities are stated at cost plus accrued interest, which approximates market value. For purposes of both financial reporting and calculation of redemption value, net asset value per unit is calculated by dividing the net asset value of Class A or Class B by the number of outstanding Class A or Class B units.

Results of Operations

The returns for A units for the years ended December 31, 2006, 2005 and 2004 were 6.78%, 1.74%, and .31% respectively. The returns for B units for the years ended December 31, 2006, 2005 and 2004 were 8.71%, 3.57%, and 2.18%, respectively. Further analysis of the trading gains and losses is provided below.

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

A Units of the Fund were down 1.79% for the month of February 2006 and B Units were down 1.64%.  Losses from energy, metals, foreign currencies and agricultural commodities offset profits from equity indices and interest rate instruments.  The Fund’s most significant losses came from long positions in crude oil after the price of crude dropped nearly $10 per barrel following stronger than expected inventory reports.  Prices rebounded somewhat later in the month after reports of violence in Nigeria and an attempted refinery bombing in Saudi Arabia.  Short positions in natural gas produced positive returns as the price continued its strong downward trend despite a short cold snap in North America.  Short positions in the Japanese yen lost ground against several foreign currencies including the US Dollar, euro, Swiss franc and British pound as the yen strengthened amid speculation that Japanese interest rates might be raised sooner than expected.  The best single market was in the interest rates sector, where short positions in the Eurodollar profited from market expectations of further US interest rate hikes.

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

A Units of the Fund were up 3.38 % for the month of October 2006 and B Units were up 3.54%.  The Fund's profits in October came from stock indices, currencies, metals and the energy sector.  Domestic and international stock indices continued to rally this month benefiting the Fund’s long positions.  US Stock indices posted a series of record highs including the Dow Jones

Industrial Average which passed through the 12,000 mark for the first time.  The S&P 500 and NASDAQ indices continued their upward trend as did the DAX, Nikkei and FTSE.  Short US dollar positions were also profitable for the Fund.  The dollar traded lower after the U.S. Federal Reserve Bank announced it would leave short-term interest rates at 5.25%.  The dollar fell to three-week lows against the yen and euro.  The Fund profited from rising base metal prices including lead, zinc, nickel and aluminum.  Gains in the energy sector came from the Fund’s short crude and heating oil positions.  A broad downtrend in energy prices persisted for much of the month amid market perceptions of ample oil supplies.

A Units of the Fund were up 0.71% for the month of November 2006 and B Units were up 0.86%.  Profits from currencies, stock indices, and agricultural commodities offset losses from energy, interest rate instruments and metals.  The dollar fell against most major foreign currencies on concerns of slowing growth in the U.S. economy.  The possibility of easier U.S. monetary policy and rising European interest rates pushed the dollar to nineteen-month lows against the euro and eighteen-month lows against the British pound.  The Fund’s long positions in both the euro and British pound profited.  Domestic and international stock indices continued to rise which benefited the Fund’s long positions.  US Stock indices posted a series of record highs including the Dow Jones Industrial Average which passed through the 12,000 mark.  The S&P 500 and NASDAQ indices also continued their upward trend along with the DAX, Nikkei and FTSE.  In agricultural commodities, corn prices reached ten year highs benefiting the Fund’s long corn positions.  The Fund’s short positions in the energy sector were hurt by a price rally in crude oil late in the month.  Cold weather in the western US and news that Sudan and Angola might join OPEC, pushed prices up to a two month high.

A Units of the Fund were up 6.48% for the month of December 2006 and B Units were up 6.65%.  In December, profits from currencies, equity indices, energy and interest rate instruments offset small losses in metals and agricultural products.  The Fund’s strongest gains in the month came from short positions in the Japanese yen and Swiss franc as each currency fell relative to the US dollar.  The yen hit an eight-week low against the US dollar.  Long positions in international equity indices finished higher as global equity markets continued an upward trend. The Dow Jones Industrial Average hit a record close 22 times this year ending with its best year since 2003 after gaining 16%. The Fund’s short positions in natural gas contracts benefited from a sharp sell-off following a forecast released by the National Weather Service. The forecast predicted a continuation of above normal temperatures for most of the continental US, which put downward pressure on natural gas, crude and heating oil prices. Metals registered a small loss for December with long positions hurt by falling silver and copper prices.

2005

A Units of the Fund were down 6.62% for the month of January 2005 and B Units were down 6.48%.  A strong, abrupt rally in the U.S. dollar along with a sell-off in metals and equity indices resulted in significant losses for the Fund in January. The dollar’s reversal strengthened after official minutes from the Federal Reserve Bank’s December policy meeting were released early in the month. The minutes revealed that several key members were far more concerned about inflationary pressures than was previously known, which suggested to some that the Fed might become more aggressive with its short term rate hikes. The currency markets reacted sending the dollar sharply higher against major foreign currencies, including the euro, yen and British pound. In the metals sector, aluminum and copper price trends also reversed sharply as demand for raw materials continued to decline, in part due to China’s softening economy. The

Fund did earn some profits this month from its positions in the interest rate sector, including gains from short-term and long-term bond instruments.

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

A Units of the Fund were down 1.17% for the month of July 2005 and B Units were down 1.03%.  Losses from interest rate instruments offset profits from the energy, equity indices and metals markets. Long and medium term interest rate instruments reversed from previous month’s highs, hurting the Fund’s long positions. Interest rate instrument prices fell after European Central Bank officials softened their stance on possible rate cuts in the Euro-zone, while minutes from June’s Federal Reserve committee meeting suggested further increases in short term U.S. interest rates were likely. The Chinese government later announced that it would no longer peg its currency to the US dollar fueling speculation that China might curb its large purchases of US Treasuries, which further weakened interest rate instrument prices. Long positions in the energy sector profited as supply uncertainties from the effects of Hurricane Dennis and two large oil refinery fires in the US caused crude oil prices to increase. Additional profits came from the Fund’s long positions in several international equity indices including the DAX, S&P500, FTSE and Hang Seng Indices.

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

A Units of the Fund were up 4.43% for the month of November 2005 and B Units were up 4.59%.  The Fund posted significant profits in November. The Fund’s strongest profits came from long positions in the US dollar which continued to strengthen against other foreign currencies. Positions in the Japanese yen were particularly profitable. Long positions in the metals sector, including zinc, aluminum, copper and silver also contributed profits as increased demand from Asia helped push metals prices higher. The FOMC released meeting minutes in November that suggested the Federal Reserve might be nearing the end of its interest rate tightening cycle. That news sparked a rally in the U.S. financial markets driving U.S. fixed income products higher. The rally neutralized earlier gains from the Fund’s short positions in interest rate instruments. Long positions in the energy sector lost some ground as prices retreated from previous highs.

A Units of the Fund were down 1.55% for the month of December 2005, ending the year up 1.74%.  B Units were down 1.40% for the month and up 3.57% for the year.  Losses from currencies, interest rate instruments and energy offset profits from the metals, equity indices and agricultural commodities markets. The Fund’s long positions in the U.S. dollar generated the strongest losses. Foreign currencies rallied against the dollar after the Federal Reserve’s Open Market Committee signaled it might be nearing the end of its credit tightening cycle. News that the U.S. trade deficit hit record highs sent the dollar even lower against the yen, which posted its largest single-day rally against the dollar since March 2002. Short positions in medium and long-term interest rate instruments also lost ground, as the spread between short-term and long-term rates narrowed. Metals delivered another positive month as long positions in aluminum, zinc, copper and gold continued to trend higher.

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

A Units of the Fund were down 8.49% for the month of April 2004 and B Units were down 8.35%.  After showing positive returns for the first quarter, price trend reversals in the fixed income, metals and currency markets produced losses for the Fund during the month. The energy market, which profited from long positions in both light crude and unleaded gas, was the only positive performing sector in April. Medium and long-term interest rate instruments fell sharply after the release of U.S. non-farm payroll numbers which supported growing sentiment that the U.S. economy was on a stronger footing. Reaction to the Federal Reserve’s comments to Congress and growing anticipation that the Fed will raise short-term interest rates, caused upward trends in metal prices to reverse. The U.S. dollar rallied against major currencies energized by stronger U.S. economic reports which created additional losses for the Fund.

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

A Units of the Fund were down 5.42% for the month of June 2004 and B Units were down 5.28%.  June was a turbulent month for interest rate and energy markets. Prices for short-term interest-rate instruments and petroleum products reversed sharply this month while long-

term bonds and the U.S. dollar continued to vacillate ahead of the FOMC’s decision on interest rates. Choppy market conditions and extended periods of price consolidation, such as those experienced over the past few months, typically result in losses for trend following systems and June was no exception. The largest realized losses for the fund were in light crude oil, the Australian dollar and unleaded gas. The largest profits were in cotton, the ten-year Japanese government bond and the Nikkei 225 Index.

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

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss.  The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk.  In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable.  If the markets should move against all of the futures interests positions of the Fund at the same time, and if the commodity trading advisors were unable to offset futures interest positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss.  Steben & Company, the General Partner, minimizes market risk through diversification of the portfolio allocations to multiple trading advisors, and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

In addition to market risk, in entering into futures and forward contracts there is a risk that the counterparty will not be able to meet its obligations to the Fund.  The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange.  In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this risk.  In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

In the case of forward contracts, which are traded on the inter-bank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty risk. Steben & Company utilizes only those counterparties that it believes to be creditworthy for the Fund.  All positions of the Fund are valued each day on a mark-to-market basis.  There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

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

Capital Resources

The Fund intends to raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the Fund’s business, the Fund does not contemplate making capital expenditures.

ITEM 7A: Quantitative and Qualitative Disclosures about Market Risk.

Introduction

Past Results Are Not Indicative of Future Performance

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

Exchange maintenance margin requirements have been used by the Fund as the measure of its Value at Risk.  Maintenance margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day interval.  The maintenance margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.  Maintenance margin has been used rather than initial margin, because initial margin includes a credit risk component which is not relevant to Value at Risk.

In the case of market sensitive instruments which are not exchange-traded (which includes currencies and some energy products and metals in the case of the Fund), the margin requirements required by the forward counterparty is used as Value at Risk.

In quantifying the Fund's Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed.  Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category's aggregate Value at Risk.  The diversification effects resulting from the fact that the Fund's positions are rarely, if ever, 100% positively correlated, have not been reflected.

Value at Risk as calculated herein may not be comparable to similarly titled measures used by others.

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of December 31, 2006 and December 31, 2005.  All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of December 31, 2006, the Fund's total capitalization was $504,060,093.  As of December 31, 2005, the Fund’s total capitalization was $376,392,113.

FISCAL YEAR 2006

Of the 6.78% return for the year ended December 31, 2006 for A Units, approximately 9.76% was due to trading gains (after commissions) and approximately 5.17% was due to interest income, offset by approximately 8.15% in performance fees, management fees, selling agent fees and operating costs borne by the Fund.  Of the 8.71% return for the year ended December 31, 2006 for B Units, approximately 9.82% was due to trading gains (after commissions) and approximately 5.27% was due to interest income, offset by approximately 6.38% in performance fees, management fees, selling agent fees and operating costs borne by the Fund.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2006, by market sector.

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

Interest Rates

Interest rate risk is a significant market exposure of the Fund.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Fund and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund's profitability.  The Fund's primary interest rate exposure is to interest rate fluctuations in the United States, Japan, Great Britain, the Economic Union, Sweden, Canada, Australia and New Zealand.  The General Partner anticipates that interest rates fluctuations will remain the primary market exposure of the Fund for the foreseeable future.

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

Energy

The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments, ongoing conflicts or production interruptions in the Middle East and other oil producing nations.  Crude oil, heating oil and unleaded gas are the dominant energy market exposures of the Fund.  Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

The Fund's metals market exposure is primarily to fluctuations in the price of aluminum, copper, gold, nickel and zinc.

Agricultural

The Fund's agricultural exposure is primarily to soybeans, wheat, corn, coffee and cotton.

Qualitative Disclosures Regarding Non-Trading Risk Exposure.

     The following were the only non-trading risk exposures of the Fund as of December 31, 2006.

Foreign Currency Balances

The Fund's primary foreign currency balances are in Euros, Japanese Yen, British Pounds, Australian Dollars, Hong Kong dollars and Canadian dollars.  The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than once a week).

U.S. Government Sponsored Securities and Commercial Paper Positions

The Fund utilizes UBS Financial Services, Inc. as its cash management securities broker for the investment of some margin excess amounts into short-term fixed income instruments including high grade commercial paper (interest bearing with some credit risk), U.S. government sponsored securities (interest bearing and credit risk free) with durations no longer than one year.  Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Fund's short term investments; although substantially all of these short term investments are held to maturity.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The means by which the Fund and the Fund’s Trading Advisors, severally, attempt to manage the risk of the Fund's open positions is essentially the same in all market categories traded.  The Fund’s Advisors apply risk management policies to their respective trading which generally limit the total exposure that may be taken.  In addition, the Trading Advisors generally follow proprietary diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups).

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

ITEM 8: Financial Statements and Supplementary Data.

Financial statements meeting the requirements of Regulation S-X appear in Part IV of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in this report under the heading "Selected Financial Data" above.

The supplementary financial information (“information about oil and gas producing activities”) specified by Item 302 of Regulation S-K is not applicable.

ITEM 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

The Board of Directors of Steben & Company, Inc., the General Partner for Futures Portfolio Fund, LP (“Fund”) has engaged McGladrey & Pullen, LLP as the independent registered public accounting firm for the fund effective December 31, 2006.  The auditor of the Fund for 2005 was Altschuler, Melvoin and Glasser LLP.  On January 17, 2007, the General Partner was notified that a majority of the partners of Altschuler, Melvoin and Glasser LLP (AM&G) had become partners of McGladrey & Pullen, LLP and, as a consequence, that AM&G has resigned and would no longer be the auditor for the Partnership.  McGladrey & Pullen, LLP was appointed as the Fund’s new auditor.

The reports of AM&G on the 2005 financial statements contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.  There have been no disagreements with AM&G on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of AM&G, would have caused it to make reference to the subject matter of the disagreements in connection with its reports on the Fund’s financial statements.

During the period through December 31, 2006, the Fund has not consulted with McGladrey & Pullen, LLP regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Fund’s financial statements, and neither a written report nor oral advice was provided to the Fund to be considered by the Fund in reaching a decision as to an accounting, auditing, or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, or a reportable event with the Fund’s former auditors, AM&G.

Arthur F. Bell, Jr. & Associates, L.L.C. audited the financial statements of Futures Portfolio Fund, Limited Partnership (“Fund”), a Maryland limited partnership, for the 2 years ended December 31, 2004. On August 18, 2005, Arthur F. Bell, Jr. & Associates, L.L.C. resigned as the independent registered public accounting firm for the Fund citing “strategic business decision based on the future goals and direction of [the] firm’s practice.” At this time, Arthur F. Bell, Jr. & Associates, L.L.C. is reducing its attestation services to public reporting companies.

The audit report of Arthur F. Bell, Jr. & Associates, L.L.C. on the financial statements of Futures Portfolio Fund, Limited Partnership as of and for the fiscal year ended December 31, 2004, did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

ITEM 9A: Controls and Procedures

Steben & Company, Inc., the General Partner of the Fund, with the participation of the General Partner’s President and Comptroller, has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this annual report. Based on their evaluation, the President and Comptroller have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner’s internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

ITEM 9B: Other Information

None

PART III

ITEM 10: Directors and Executive Officers of the Registrant.

10(a) and 10(b) Identification of Directors and Executive Officers

The Fund itself has no directors or officers and has no employees.  It is managed by the General Partner in its capacity as General Partner.  The directors and executive officers of the General Partner are Kenneth Steben, Michael Bulley, Mary Ganoe, and Barbara Rittenhouse.

Executive Officers

Kenneth E. Steben is the General Partner’s founder, President, Chief Executive Officer and sole shareholder. Mr. Steben is registered with the CFTC as an associated person and with NASD as a general securities principal.  Mr. Steben, born in 1955, received his Bachelors Degree in Interdisciplinary Studies, with a concentration in Accounting in 1979 from Maharishi University of Management.  Mr. Steben has been a licensed stockbroker since 1981 and a licensed commodities broker since 1983. From 1981 to 1989, Mr. Steben was, sequentially, a registered representative and associated person of Moseley Securities and Dean Witter, and a General Securities, Commodities, Municipal and Options Principal for Carey Jamison & Company.  Mr. Steben founded Steben & Company, Inc. in 1989. He was a registered representative of H. Beck, Inc., a broker-dealer, until August 2002, at which time Steben & Company, Inc. became registered as a broker dealer. Mr. Steben holds his Series 3, 5, 7, 24, 63 and 65 NASD and NFA licenses. Mr. Steben is a Principal, an Associated Person and General Securities Principal of Steben & Company, Inc.

Michael D. Bulley is Vice President of Research and Risk Management, and a Director.  Mr. Bulley, born in 1957, received his Bachelors Degree in Electrical Engineering from the University of Wisconsin – Madison in 1980 and his Masters in Business Administration with a concentration in Finance from Johns Hopkins University in 1998.  Prior to joining Steben & Company in November 2002, Mr. Bulley was CEO of Adaptive Digital Technologies, Inc., a telecommunications digital signal processor software development company from October 2001 to December 2002.  From April 1999 to October 2001, Mr. Bulley was Vice President, Telecommunications Technology for TriCapital Corporation, a boutique investment banking and venture capital firm.  From January 1981 to April 1999, Mr. Bulley served in various management positions at telecommunications and satellite communications companies, including Motorola, Loral Advanced Technology Laboratory, GTE Spacenet, Comsat RSI and RSI (Tri-Point Global).  Mr. Bulley was a staff instructor in financial modeling at Johns Hopkins School of Professional Studies in Business & Education on a part time basis from January 2000 until December 2005.  Mr. Bulley holds his Series 3, 28 and 30 NFA and NASD licenses and is a Principal and an Associated Person of Steben & Company, Inc.

Mary E. Ganoe is Chief Compliance Officer and Secretary. Ms. Ganoe, born in 1967, received her Bachelors Degree in Psychology from California State University, Sacramento.  Prior to joining Steben & Company in September 2006 as Chief Compliance Officer, Ms. Ganoe was a Supervising Analyst in the NASD Advertising Regulation Department from September 2005 to August 2006.  From August 2000 to September 2005, Ms. Ganoe was a Compliance Manager at Rydex Investments, Inc. where she was responsible for the installment, implementation, and testing of policies and procedures including, but not limited to, anti-money laundering, non-cash compensation, and compliance rules.  From July 1998 to August 2000, Ms. Ganoe was Assistant Vice President for Scudder Kemper Investments.  At Scudder, Ms. Ganoe was a member of the U.S. support team for the Tokyo, Hong Kong, Singapore, and Korea offices, developing comprehensive and consistent compliance manuals and codes of ethics.  From November 1997 to July 1998, Ms. Ganoe worked for Hewitt Associates as Non-Qualified Plan and Appeal specialist working to ensure compliance with federal tax regulations and ERISA guidelines.  Ms. Ganoe holds her Series 3, 6, 7, 26, and 24 NASD and NFA licenses and is a General Securities Principal, an Associated Person and a Principal of Steben & Company, Inc.

Barbara M. Rittenhouse, CPA is Comptroller and a Director. Ms. Rittenhouse, born in 1957, received her MS in Personal Financial Planning from Georgia State University in March 1997 and a BBA with a concentration in Accounting with Distinction from Emory University School of Business in 1979. Prior to joining Steben & Company in April 2004, Ms. Rittenhouse worked as a Financial Planner for the following firms: AXA Financial from April 2000 to March 2004, Consolidated Planning Corporation from April 1999 to January 2000 and Metlife Progressions from July 1997 to April 1999.  From August 1984 to December 1996, Ms. Rittenhouse was an accountant with Bellsouth Telecommunications as a Staff Manager and an internal auditor. From August 1979 to July 1984, Ms. Rittenhouse was an accounts payable supervisor and cost accountant for Scientific Atlanta. Ms. Rittenhouse holds NASD Series 7, 63 and 66 licenses and is a Principal and registered representative of Steben & Company, Inc.

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

(c)  Identification of certain significant employees

The General Partner is dependent on the services of Mr. Steben and key management personnel.  If Mr. Steben’s services became unavailable, another principal of the firm or a new principal (whose experience cannot be known at this time) will need to take charge of the General Partner.

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

Section 16 (A) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires that reports of beneficial ownership of limited partnership units and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons.”  The Fund is required to disclose in this Annual Report on Form 10K each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2006.  During the fiscal year ended December 31, 2006, all reporting persons compiled with all Section 16(a) filing requirements applicable to them.

Code of Ethics

The General Partner on behalf of the Fund has adopted a code of ethics, as of the period covered by this report, which applies to the Fund’s principal executive officer and principal financial officer or persons performing similar functions.  A copy of the code of ethics is available without charge upon request by calling 240-631-9808.

ITEM 11: Executive Compensation

The Fund does not itself have any officers, directors or employees.  The Fund pays management fees and performance fees to the General Partner, Steben & Company.  The managing officers of Steben & Company are remunerated by Steben & Company in their respective positions.  As compensation for its services in managing the Fund, the General Partner will receive a monthly management fee of 0.1625% of the month-end Net Assets of the Fund (1.95% annually).  To the extent permitted by law, the General Partner may also participate in Selling Agent commissions.  The General Partner pays the selling agent’s fee to the respective selling agent.  If the selling agent’s fee is not paid to the selling agent, or the General Partner was the selling agent, such portion of the selling agent’s fee is retained by the General Partner.

In addition, the General Partner will receive an allocation pro rata from the other Partners of 1% of any increase (or decrease) in the Fund’s Net Assets, without regard to additions and withdrawals.  In cases where the Selling Agent does not receive the continuing Selling Agent compensation as described herein, this fee will be retained by the General Partner.

The directors and managing officers receive no “other compensation” from the Fund.  There are no compensation plans or arrangements relating to a change in control of either the Fund or Steben & Company.

ITEM 12: Security Ownership of Certain Beneficial Owners and Management.

The Fund has no officers or directors.  Its affairs are managed by its General Partner, Steben & Company, Inc. Set forth in the table below is information regarding the beneficial ownership of the officers of the Fund’s General Partner as of December 31, 2006.  There are no securities authorized for issuance under an equity compensation plan.

(a)

Security ownership of certain beneficial owners.

As of December 31, 2006, no person or “group” is known to have been the beneficial owner of more than 5% of the Units.

All of the Partnership’s general partner interest is held by the General Partner.

(b)

Security ownership of management

As of December 31, 2006, Steben & Company did not own any Units.  The principals of Steben & Company, owned a total of 33.1469 B Units, the value of which represents .0304% of the total value of the fund.

As of December 31, 2006, the directors and executive officers of the General Partner own beneficially Units as follows.

(c)

Changes in Control.

None.

ITEM 13: Certain Relationships and Related Transactions, and Director Independence.

The Partnership allocated to the General Partner $8,822,422 in monthly management fees and $6,385,159 in Selling Agent commissions for the year ended December 31, 2006.  The General Partner in turn pays the Selling Agent commissions to the Selling Agents except for units for which it served as the Selling Agent or where there is currently no designated Selling Agent.  The General Partners’ general partner interest showed an allocation of income of $347,793 for the year ended December 31, 2006.

The Fund will pay its accounting, audit, legal, administrative and offering expenses estimated at approximately 0.75% per year.  However, if and to the extent these expenses (other than extraordinary costs, none of which are anticipated) exceed 1.0% of the Fund’s assets per calendar year, the General Partner will reimburse the Fund for such excess after the close of the applicable year.  For the years ended December 31, 2006, and 2005, the Fund paid approximately $3,030,593 and $1,624,509 to the General Partner for these expenses.

For the years ended December 31, 2006 and 2005, actual operating expenses exceeded 1% of average month-end net assets of the Partnership by $148,806 and $1,527,551 respectively. Additionally, for the years ended December 31, 2006 and 2005, the General Partner voluntarily paid $1,112,845 and $524,646, respectively, of operating expenses of the Partnership.

The Partnership does not and will not make any loans to the General Partner, its affiliates, or their respective officers, directors or employees.

ITEM 14: Principal Accounting Fees and Services.

McGladrey & Pullen, LLP (M&P) and RSM McGladrey, Inc. (RSM), an affiliate of M&P, have billed and anticipate billing the Partnership as follows for the year ended December 31, 2006.  As we have previously discussed, a majority of the partners of Altschuler, Melvoin and Glasser LLP (AM&G) became partners of M&P.  As a consequence, AM&G resigned as auditors of the Partnership effective January 17, 2007 and M&P were appointed as auditors for the Partnership’s annual financial statements for the year ending December 31, 2006.  Altschuler, Melvoin and Glasser LLP (AM&G), Arthur F. Bell, Jr & Associates, LLC and RSM billed the Partnership as follows for the years ended December 31, 2006 and 2005.

(1) Audit fees consist of fees for professional services rendered for the audit of the Partnership’s financial statements and review of financial statements included in the Partnership’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2) Audit-Related Fees.  None.  AM&G had a continuing relationship with RSM through which its partners provided non-audit services.  As a result of this arrangement, AM&G had no full-time employees and therefore, none of the audit services performed were provided by permanent full-time employees of AM&G.  AM&G managed and supervised the audit and audit staff, and was exclusively responsible for the opinion rendered in connection with its examination.

(3) Tax Fees.  For the years ended December 31, 2006 and 2005, RSM provided tax compliance services, which related to the preparation of U.S. and applicable state income tax returns.  See Item 14.(2) above.

The Board of Directors of Steben & Company, Inc pre-approved all of the services described above. The Board of Directors has determined that the payments made to its independent accountants for these services are compatible with maintaining such auditors' independence. The Board of Directors and the Audit Committee explicitly pre-approve all audit and non-audit services and all engagement fees and terms.

PART IV

ITEM 15: Exhibits, Financial Statement Schedules.

 (a)(1)

Financial Statements

Futures Portfolio Fund, Limited Partnership

The following are included with the 2006 and 2005 Reports of Independent Registered Public Accounting Firms, a copy of which is filed herewith as Exhibit 13.01.

Statements of Financial Condition as of December 31, 2006 and 2005

Condensed Schedules of Investments as of December 31, 2006 and 2005

Statements of Operations for the Years ended December 31, 2006, 2005, and 2004

Statements of Cash Flows for the Years ended December 31, 2006, 2005, and 2004

Statements of Changes in Partner’s Capital for the Years ended December 31, 2006, 2005, and 2004

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Futures Portfolio Fund, Limited Partnership

We have audited the accompanying statement of financial condition of Futures Portfolio Fund, Limited Partnership (the “Partnership”) including the condensed schedule of investments, as of December 31, 2006, and the related statements of operations, cash flows, and changes in partners’ capital (net asset value) for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Futures Portfolio Fund, Limited Partnership as of December 31, 2006, and the results of its operations, cash flows, and changes in partners’ capital (net asset value) for the year then ended in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois

March 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of

Futures Portfolio Fund, Limited Partnership

We have audited the accompanying statement of financial condition of Futures Portfolio Fund, Limited Partnership, including the condensed schedule of investments, as of December 31, 2005 and the related statements of operations, cash flows and changes in partners’ capital (net asset value) for the year then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Futures Portfolio Fund, Limited Partnership as of December 31, 2005 and the results of its operations, cash flows and changes in partners’ capital for the year then ended in conformity with U.S. generally accepted accounting priniciples.

/s/ Altschuler, Melvoin and Glasser LLP

Chicago, Illinois

March 21, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners

Futures Portfolio Fund, Limited Partnership

We have audited the accompanying the statements of operations, cash flows and changes in partners’ capital (net asset value) for the year ended December 31, 2004 of Futures Portfolio Fund, Limited Partnership.  These financial statements are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of its operations, cash flows and the changes in its net asset value for the year ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

/s/ Arthur F. Bell, Jr. & Associates, L.L.C.

Hunt Valley, Maryland

February 11, 2005

See accompanying notes

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2006

UNITED STATES GOVERNMENT SPONSORED SECURITIES

Face Value	Maturity Date	Description	Value	% of Net Asset Value
$ 40,000,000	01/10/07	Fannie Mae Discount Note, zero coupon	$ 39,941,833	7.92%
40,000,000	01/23/07	Freddie Mac Discount Note, zero coupon	39,866,345	7.91%
35,116,000	02/07/07	Fannie Mae Discount Note, zero coupon	34,923,623	6.93%
21,025,000	02/28/07	Fannie Mae Discount Note, zero coupon	20,849,266	4.14%
		Total United States government sponsored securities (cost - $132,721,765)	**$ 135,581,067**	**26.90%**

COMMERCIAL PAPER

Face Value	Maturity Date	Description	Value	% of Net Asset Value
$ 33,363,000	01/11/07	UBS Finance Delaware LLC, 5.29%	33,309,123	6.61%
15,000,000	01/16/07	Societe Generale N Amer, 5.28%	14,964,800	2.97%
35,000,000	01/25/07	Credit Suisse Fb USA Inc, 5.32%	34,870,694	6.92%
40,645,000	02/07/07	Daimlerchrysler Na Hldg, 5.34%	40,415,898	8.02%
26,208,000	02/22/07	Societe Generale N Amer, 5.17%	26,008,521	5.16%
20,446,000	05/21/07	General Elec Cap Corp, 5.17%	20,031,986	3.97%
20,488,000	06/04/07	Bank Of America Corp, 5.17%	20,031,943	3.97%
		Total commercial paper securities (cost - $186,966,935)	**$189,632,965**	**37.62%**

LONG FUTURES CONTRACTS

Description	Value	% of Net Asset Value
Agricultural	$ 929,873	0.18%
Currency	(3,973)	0.00%
Energy	(2,281,709)	(0.45%)
Interest Rate	(1,322,155)	(0.26%)
Metal	1,983,883	0.39%
Stock Index	5,984,921	1.19%
Total long futures contracts	**$ 5,290,840**	**1.05%**

SHORT FUTURES CONTRACTS

Description	Value	% of Net Asset Value
Agricultural	$ 71,994	0.01%
Currency	94,425	0.02%
Energy	3,624,770	0.72%
Interest Rate	7,782,306	1.54%
Metal	(560,509)	(0.11%)
Stock Index	(2,147)	0.00%
Total short futures contracts	**$ 11,010,839**	**2.18%**
Total futures contracts	**$ 16,301,679**	**3.23%**

FORWARD CURRENCY CONTRACTS

Description	Value	% of Net Asset Value
Long forward currency contracts	$ (1,270,471)	(0.25%)
Short forward currency contracts		
United States Dollar - 03/21/07	6,310,208	1.25%
United States Dollar - 03/22/07	5,506,273	1.09%
Other	2,817,481	0.56%
Total short forward currency contracts	14,633,962	2.90%
Pending option premiums	(18,899)	0.00%
Total forward currency contracts	**$ 13,344,592**	**2.65%**

See accompanying notes.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2005

UNITED STATES GOVERNMENT SPONSORED SECURITIES

Face Value	Maturity Date	Description	Value	% of Net Asset Value
$ 20,000,000	03/22/06	Fannie Mae Discount Note, zero coupon	$ 19,831,111	5.27%
		Total United States government sponsored securities (cost - $19,620,000)	**$ 19,831,111**	**5.27%**

COMMERCIAL PAPER

Face Value	Maturity Date	Description	Value	% of Net Asset Value
$ 30,222,000	01/23/06	Daimlerchrysler Na Hldg, 4.34%	$ 30,141,845	8.01%
20,000,000	02/13/06	HSBC Finance Corp, 4.20%	19,899,667	5.29%
10,300,000	02/13/06	ING America Ins Hldgs, 4.22%	10,248,082	2.72%
20,000,000	03/22/06	General Elec Cap Corp, 3.93%	19,825,333	5.27%
25,000,000	03/22/06	Societe Generale N Amer, 3.93%	24,781,944	6.58%
20,000,000	03/22/06	UBS Finance Delaware LLC, 3.95%	19,824,445	5.27%
		Total commercial paper securities (cost - $123,698,020)	**$ 124,721,316**	**33.14%**

LONG FUTURES CONTRACTS

Description	Value	% of Net Asset Value
Agricultural	$ 2,208,810	0.59%
Currency	(38,180)	(0.01%)
Energy	(1,989,422)	(0.53%)
Interest Rate	572,769	0.15%
Metal	6,560,479	1.74%
Stock Index	493,210	0.13%
Total long futures contracts	**$ 7,807,666**	**2.07%**

SHORT FUTURES CONTRACTS

Description	Value	% of Net Asset Value
Agricultural	$ (640,886)	(0.17%)
Currency	153,910	0.04%
Energy	(355,062)	(0.09%)
Interest Rate	3,114,494	0.83%
Metal	(1,217,256)	(0.32%)
Stock Index	(173,290)	(0.05%)
Total short futures contracts	**$ 881,910**	**0.24%**
Total futures contracts	**$ 8,689,576**	**2.31%**

FORWARD CURRENCY CONTRACTS

Description	Value	% of Net Asset Value
Long forward currency contracts	$ (8,197,045)	(2.18%)
Short forward currency contracts	1,226,183	0.33%
Pending option premiums	21,540	0.01%
Total forward currency contracts	**$ (6,949,322)**	**(1.84%)**

See accompanying notes.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

NOTES TO FINANCIAL STATEMENTS

_______________

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

B.

Regulation

The Partnership is a registrant with the Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934 (the “Act”). As a registrant, the Partnership is subject to the regulations of the SEC and the informational requirements of the Act. As a commodity pool, the Partnership is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (“U.S.”) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges where the Partnership executes transactions. Additionally, the Partnership is subject to the requirements of Futures Commission Merchants (brokers) and inter-bank market makers through which the Partnership trades.

C.

Method of Reporting

The Partnership’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership’s management. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.”  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.  The market value of non-exchange traded contracts is based on third-party quoted dealer values on the inter-bank market.  United States government securities and government sponsored securities and Commercial Paper are stated at cost plus accrued interest, which approximates market value.

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

G.

Fair Value of Financial Instruments

The fair value of the Partnership’s assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, approximates the carrying amounts presented in the statements of financial condition.

H.

Foreign Currency Transactions

The Partnership’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently as part of trading gains.

I.

Classes of Interests

The Partnership has two classes of limited partnership interests (“Interests”), Class A and Class B. The General Partner may offer additional classes at its discretion. Both Class A and Class B Interests are traded pursuant to identical trading programs and differ only in respect to the General Partner’s management fee (through November 30, 2004) and selling agents’ fees. Class B Interests are issued only at the General Partner’s discretion and are generally intended for investors who are participating in fee based investment advisory programs. All items of income or loss, except for the General Partner management fee (through November 30, 2004) and selling agents’ fees, are allocated pro rata between Class A and Class B Interests. The General Partner management fee and selling agents’ fees applicable to each class of Interest are then charged to each class. All items of income or loss allocated to each class of Interest are then allocated pro rata to each Limited Partner within each class.

Note 2:

GENERAL PARTNER

The General Partner of the Partnership is Steben & Company, Inc., which conducts and manages the business of the Partnership.  During the years ended December 31, 2006, 2005 and 2004, the General Partner did not maintain a capital balance in the Partnership; however, the sole shareholder of the General Partner has an investment in Class B Interests of the Partnership.

During the years ended December 31, 2006, 2005, and 2004, the General Partner received the following compensation:

•

For the period January 1, 2004 through November 30, 2004, Class A Interests paid a monthly management fee equal to 1/12 to 2 percent (2 percent per annum) of the net asset value of the Class A Interests as of the last day of each month.

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

For the period January 1, 2004 through November 30, 2004, the General Partner also received, at the time of subscription, a subscription fee equal to 1 percent of the subscription amount.  The General Partner could reduce or waiver this fee its sole discretion.  Additions in the statements of changes in partners’ capital (net asset value) are reflected net of such subscription fee.  Effective December 1, 2004, the General Partner no longer charges a subscription fee.

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

Note 5:

OPERATING EXPENSES

The Partnership is responsible for all of its operating expenses such as accounting, audit, legal, administrative, marketing and offering expenses.  Operating expenses also include salary and administrative costs incurred by the General Partner relating to marketing and administration of the Partnership, such as salaries and commissions of General Partner marketing personnel, and administrative employee salaries and related costs.  Pursuant to the terms of the Limited Partnership Agreement, operating expenses that exceed 1 percent of the average month-end net assets of the Partnership are the responsibility of the General Partner.  For the years ended December 31, 2006, 2005, and 2004, actual operating expenses exceeded 1.00 percent (pro rated operating expense limitation) of average month-end net assets of the Partnership by $148,806, $1,047,482, and $1,527,551 respectively, with such amounts included in operating expenses waived in the statement of operations.  Additionally, during the years ended December 31, 2006, 2005, and 2004, the General Partner voluntarily paid $1,112,845, $524,646, and $219,409, respectively, of operating expenses of the Partnership, with such amounts also included in operating expenses waived in the statement of operations.  As of December 31, 2006, 2005, and 2004, $725,166, $533,744, and $5,365, respectively, were payable to the General Partner for operating expenses not waived.  Such amounts are presented as accounts payable in the statements of financial condition.

Note 6:

SUBSCRIPTIONS, DISTRIBUTIONS, AND REDEMPTIONS

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. Units are sold at the net asset value per Class A or Class B unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as Limited Partners as of the beginning of the month following the month in which their subscriptions were accepted.  At December 31, 2006, 2005, and 2004, the Partnership had received subscriptions of $6,574,568, $15,743,538, and $5,306,668, respectively, which were additions to the Partnership effective January 1, 2007, January 1, 2006, and January 1, 2005, respectively.

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

The Partnership has a substantial portion of its assets on deposit with inter-bank market makers and other financial institutions in connection with its trading of forward currency contracts and its cash management activities.  In the event of an inter-bank market maker’s or financial institution’s insolvency, recovery of Partnership assets on deposit may be limited to account insurance or other protection afforded such deposits.

The Partnership utilizes UBS Financial Services, Inc. as its cash management securities broker for the investment of some margin excess amounts into short-term fixed income instruments including high grade commercial paper (interest bearing with some credit risk), U.S. government sponsored securities and Treasury Bills (interest bearing and credit risk free) with durations no longer than one year.  In addition, the Partnership invests in certain commercial paper issued by an affiliate of UBS Financial Services, Inc.  Fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Partnership’s Treasury Bills, although substantially all of these short-term investments are held to maturity.

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

Note 9:   RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”).  SFAS 157, among other things, defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measurements required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value.  SFAS 157 is effective for the Partnership on January 1, 2008.  Management has not evaluated SFAS 157 and its potential effect on the financial statements.

Note 10:

FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2006, 2005 and 2004.  This information has been derived from information presented in the financial statements.

Total returns are calculated based on the change in value of a Class A or Class B unit during the year.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)

The net investment loss per unit is calculated by dividing the net investment loss by the average number of Class A or Class B units outstanding during the year. Gains from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.  Such balancing amount may differ from the calculation of gain from trading per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.

(2)

All of the ratios under the supplemental data are computed net of voluntary and involuntary waivers of operating expenses.  For 2006, 2005, and 2004, the ratios are net of approximately .25%, .16% and .13% respectively, of average net asset value relating to the voluntary waiver of operating expenses.  Both the nature and the amounts of the waivers are more fully explained in Note 5.

(3)

The net investment loss includes interest income and excludes gains from trading activities as shown on the statement of operations.   The total amount is then reduced by

all expenses other than the advisor incentive fees.  The resulting amount is divided by the average net asset value for the year.

Also included herewith:

 (a)(2)

Financial statement schedules not included in this Form 10K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial notes or statements thereto.

(b)  Exhibits.

The following exhibits are filed herewith.

Exhibit Number	Description of Document
1.1	Form of Selling Agreement.*
3.1	Maryland Certificate of Limited Partnership.*
4.1	Limited Partnership Agreement.*
10.1	Form of Subscription Agreement. *
13.01	Annual Report to Security Holders
16.1	Letter regarding change in certifying accountant.*
31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer
31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer
32.01	Section 1350 Certification of Principal Executive Officer
32.02	Section 1350 Certification of Principal Financial Officer

* Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement (File no. 000-50728) filed on April 29, 2004 on Form 10 under the Securities Exchange Act of 1934 as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Name	Title	Date
/s/ Kenneth E. Steben Kenneth E. Steben	President and Director	April 2, 2007
/s/ Michael Bulley Michael D. Bulley	Vice President, Research & Risk Management and Director	April 2, 2007

/s/ Barbara Rittenhouse Barbara Rittenhouse	Comptroller and Director	April 2, 2007

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated April 2, 2007	FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP By: Steben & Company, Inc. General Partner
By: /s/ Kenneth E. Steben Name: Kenneth E. Steben Title: President of the General Partner

EXHIBIT 31.01

Rule 13a-14(a)/15d-14(a) Certifications

I, Kenneth E. Steben, certify that:

1.  I have reviewed this report on Form 10-K of Futures Portfolio Fund Limited Partnership.;

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

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 15(e) and 15d- 15(e) ) for the registrant and have:

a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision,  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)  Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter ( the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.  The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions ):

a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 2, 2007

/s/ Kenneth E. Steben
By:
Kenneth E. Steben

President of the General Partner
(Principal Executive Officer)

EXHIBIT 31.02

Rule 13a-14(a)/15d-14(a) Certifications

I, Barbara Rittenhouse, certify that:

1.  I have reviewed this report on Form 10-K of Futures Portfolio Fund Limited Partnership;

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

4.  The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a- 15(e) and 15d- 15(e) ) for the registrant and have:

a)  Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision,  to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)  Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

c)  Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter ( the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting , to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions ):

a)  All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)   Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: April 2, 2007

/s/ Barbara Rittenhouse
By:

Barbara Rittenhouse
Comptroller of the General Partner
(Principal Financial and Accounting Officer)

EXHIBIT 32.01

Section 1350 Certification

In connection with this annual report of Futures Portfolio Fund Limited Partnership (the “Company”) on Form 10-K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (this “Report”) I, Kenneth E. Steben, President of the General Partner of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1.  This Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company .

Date: April 2, 2007

/s/ Kenneth E. Steben
By:
Kenneth E. Steben
President of the General Partner
(Principal Executive Officer)

EXHIBIT 32.02

Section 1350 Certification

In connection with this annual report of Futures Portfolio Fund Limited Partnership (the “Company”) on Form 10-K for the fiscal year ended December 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (this “Report”) , I, Barbara Rittenhouse, Comptroller of the General Partner of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1.  This Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company .

Date: April 2, 2007

/s/ Barbara Rittenhouse
By:
Barbara Rittenhouse
Comptroller of the General Partner
(Principal Financial and Accounting Officer)