Form 10-Q
period 2007-03-31
FUTURES PORTFOLIO FUND LP
filed 2007-05-15
CIK 861441

_________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________________________

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates: the registrant is a limited partnership; as of March 31, 2007, 93,573.4796 Class A units and 35,956.6481 Class B units with an aggregate value of $321,774,891 and $154,267,270 respectively, were outstanding.

_________________________________________________________

Table of Contents

Part I:

Financial Information

Item 1.

Financial Statements

Statements of Financial Condition

March 31, 2007 (Unaudited) and December 31, 2006 (Audited)

Condensed Schedule of Investments

March 31, 2007 (Unaudited)

Condensed Schedule of Investments

December 31, 2006 (Audited)

Statements of Operations

For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

Statements of Cash Flows

For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

Statements of Changes in Partners' Capital (Net Asset Value)

For the Three Months Ended March 31, 2007 and 2006 (Unaudited)

Notes to Financial Statements for the Three Months Ended March 31, 2007 (Unaudited)

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

Item 3.

Defaults upon Senior Securities

Item 4.

Submission of Matters to a Vote of Security Holders

Item 5.

Other Information

Item 6.

Exhibits

i

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

STATEMENTS OF FINANCIAL CONDITION

March 31, 2007 (Unaudited) and December 31, 2006 (Audited)

See accompanying notes.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

CONDENSED SCHEDULE OF INVESTMENTS

March 31, 2007

(Unaudited)

__________

See accompanying notes.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2006

(Audited)

__________

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2007 and 2006

 (Unaudited)

_____________

See accompanying notes.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2007 and 2006

 (Unaudited)

__________

See accompanying notes.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)

For the Three Months Ended March 31, 2007 and 2006

 (Unaudited)

__________

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

C.

Method of Reporting

The Partnership’s financial statements are presented in accordance with accounting principles generally accepted in the United States of America, which require the use of certain estimates made by the Partnership’s management. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. The market value of exchange traded contracts is based on exchange settlement prices.  The market value of non-exchange traded contracts is based on third-party quoted dealer values on the inter-bank market. United States government sponsored securities and Commercial Paper are stated at cost plus accrued interest, which approximates market value.

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

I.

Classes of Interests

The Partnership has two classes of limited partnership interests (“Interests”), Class A and Class B. The General Partner may offer additional classes at its discretion. Both Class A and Class B Interests are traded pursuant to identical trading programs and differ only in respect to the selling agents’ fees. Class B Interests are issued only at the General Partner’s discretion and are generally intended for investors who are participating in fee based investment advisory programs. All items of income or loss, except for the selling agents’ fees, are allocated pro rata between Class A and Class B Interests. The selling agents’ fees applicable to each class of Interest are then charged to each class. All items of income or loss allocated to each class of Interest are then allocated pro rata to each Limited Partner within each class.

Note 2:

GENERAL PARTNER

The General Partner of the Partnership is Steben & Company, Inc., which conducts and manages the business of the Partnership.  During the three months ended March 31, 2007 and 2006, the General Partner did not maintain a capital balance in the Partnership; however, the sole shareholder of the General Partner has an investment in Class B Interests of the Partnership.

During the three months ended March 31, 2007 and 2006, the General Partner received the following compensation:

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

Note 5:

OPERATING EXPENSES

The Partnership is responsible for all of its operating expenses such as accounting, audit, legal, administrative, marketing and offering expenses.  Operating expenses also include salary and administrative costs incurred by the General Partner relating to marketing and administration of the Partnership, such as salaries and commissions of General Partner marketing personnel, and administrative employee salaries and related costs.  Pursuant to the terms of the Limited Partnership Agreement, operating expenses that exceed 1 percent of the average month-end net assets of the Partnership are the responsibility of the General Partner.  For the three months ended March 31, 2007 and 2006, actual operating expenses were below .1791 percent and exceeded .1875 percent (pro rated operating expense limitation) of average month-end net assets of the Partnership by ($133,916) and $146,934, respectively, with such amount included in operating expenses waived in the statement of operations.  Additionally, during the three months ended March 31, 2007 and 2006, the General Partner voluntarily paid $351,125 and $251,258, respectively, of operating expenses of the Partnership, with such amounts also included in operating expenses waived in the statement of operations.  As of March 31, 2007 and December 31, 2006, $1,081,801 and $725,166 respectively, were payable to the General Partner for operating expenses not waived.  Such amounts are presented as accounts payable in the statements of financial condition.

Note 6:

SUBSCRIPTIONS, DISTRIBUTIONS, AND REDEMPTIONS

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. Units are sold at the net asset value per Class A or Class B unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as Limited Partners as of the beginning of the month following the month in which their subscriptions were accepted.  At March 31, 2007 and December 31, 2006, the Partnership had received subscriptions of $4,349,091 and $6,574,568, respectively, which were additions to the Partnership effective April 1, 2007 and January 1, 2007, respectively.

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

Purchase and sale of futures contracts requires margin deposits with the brokers. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited.

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

Note 9:      INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedule of investments, as of March 31, 2007, the statements of operations for the three months ended March 31, 2007 and 2006, the statements of cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2007 and 2006 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2007, results of operations for the three months ended March 31, 2007 and 2006, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2007 and 2006.  The results of operations for the three months ended March 31, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Form 10-K as filed with the Securities and Exchange Commission.

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

Note 11:

FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2007 and 2006.  This information has been derived from information presented in the financial statements.

Total returns are calculated based on the change in value of a Class A or Class B unit during the period and have not been annualized.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

(1)

The net investment income (loss) per unit is calculated by dividing the net investment income (loss) by the average number of Class A or Class B units outstanding during the period. Gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.  Such balancing amount may differ from the calculation of gain (loss) from trading per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.

(2)

All of the ratios under the supplemental data are computed net of voluntary and involuntary waivers of operating expenses.  For the three months ended March 31, 2007 and 2006, the ratios are net of approximately .07% and .06%, respectively, of average net asset value relating to the voluntary waiver of operating expenses.  Both the nature and the amounts of the waivers are more fully explained in Note 5.

(3)

The net investment income (loss) includes interest income and excludes gains (losses) from trading activities as shown on the statement of operations.   The total amount is then reduced by all expenses other than advisor incentive fees.  The resulting amount is divided by the average net asset value for the year.

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

As of March 31, 2007 the aggregate capitalization of the Fund was $476,042,161 of which $321,774,891 was in A units and $154,267,270 was in B units.  A units and B units differ only with regard to lower Selling Agent fees for the B units.  The net asset value per unit of limited partnership interest (“Unit”) for A units as of March 31, 2007 was $3,438.74 and for B units was $4,290.37.

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

Results of Operations

2007

A Units of the Fund were up 2.74% for the month of January 2007 and B Units were up 2.89%.  In January the Fund generated profits in four out of the six market sectors. The Fund’s strongest gains came from short positions in interest rate instruments. Domestic housing, manufacturing and employment data pointed to unexpected strength in the US economy which dampened prospects for rate cuts and pushed bond prices lower. International bond prices also fell after the UK announced its surprise decision to raise its core interest rate. The Fund’s long positions in equity indices posted gains on upward trends in domestic and international stock indices. Short positions in crude oil and related energy contracts were profitable as unseasonably warm winter weather in the northern hemisphere continued to drive up oil inventories. The Bank of Japan’s decision to hold its core interest rates steady surprised currency markets, driving the yen lower against other foreign currencies including the euro, British pound and US dollar. Metals registered a small loss in January with copper and zinc experiencing a fall in prices that moved against the Fund’s long positions.

A Units of the Fund were down 6.10% for the month of February 2007 and B Units were down 5.96%.  Sharp price reversals in equity indices, currencies and interest rate instruments in the last two days of the month changed the Fund’s picture from a profitable position to disappointing losses. On February 27th, shares in the Chinese stock market fell nearly 9%, which set off a wave of selling in international equity markets. The worldwide sell-off erased earlier gains from the Fund’s long positions in domestic and international equity indices. The Fund’s most significant losses for the month came from short positions in interest rate instruments. Earlier in the month, interest rates began to decline, moving against the Fund’s short positions. Late in the month, government bond prices accelerated higher as investors jumped from equities into the relative “safety” of government bonds. The Japanese yen, which had been declining, strengthened significantly against major currencies, including the U.S. dollar. A rally in energy prices also went against the Fund’s short positions. In the agricultural sector, long positions in the soy complex produced some profit.

A Units of the Fund were down 4.33% for the month of March 2007 and B Units were down 4.19%.  The reversals that began at the end of last month continued to affect the Fund’s performance in early March. The global sell-off in international stock markets that began in the final days of February stretched into the first three days of March, moving against the Fund’s long equity indices positions. Concerns of a slowing Chinese economy changed the demand outlook for physical commodities, including metals and certain agricultural commodities. While commodities had been in a long uptrend, the resulting shift in market sentiment caused prices of commodities to fall which moved against the Fund’s long positions. Short positions in the Japanese yen were particularly impacted as investors continued to buy Japanese yen and sell other foreign currencies. In response to the increased market volatility, the Fund’s trading programs systematically reduced contract positions in each market sector. Eventually the market turmoil subsided and the Fund began a slow recovery. The recovery was not sufficient to offset the earlier losses however, and the Fund ended the month in negative territory.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of March 31, 2007.  All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of January 31, February 28, and March 31, 2007, the Fund's total capitalization was $518,693,834, $490,985,090 and $476,042,161 respectively.

FIRST QUARTER 2007

         Of the (7.70%) return for the quarter ended March 31, 2007 for A Units, approximately (7.37%) was due to trading losses (after commissions) and approximately 1.29% was due to interest income, offset by approximately (1.62%) in performance fees, management fees, selling agent fees and operating costs borne by the Fund.  Of the (7.29%) return for the quarter ended March 31, 2007 for B Units, approximately (7.40%) was due to trading losses (after commissions) and approximately 1.30% was due to interest income, offset by approximately (1.19%) in performance fees, management fees, selling agent fees and operating costs borne by the Fund.

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

         The following were the primary trading risk exposures of the Fund as of March 31, 2007, by market sector.

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

Energy

         The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East.  As of March 31, 2007, crude oil, heating oil and unleaded gas are the dominant energy market exposures of the Fund. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

         The Fund's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc.

Agricultural

         During 2007, the Fund's agricultural exposure was to soybeans, wheat, corn, coffee and cotton.

Qualitative Disclosures Regarding Non-Trading Risk Exposure.

         The following were the only non-trading risk exposures of the Fund as of March 31, 2007:

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

PART II-OTHER INFORMATION

Item 1: Legal Proceedings.

      None

Item 1A: Risk Factors.

There have been no material changes from the risk factors disclosed in the Fund’s Form 10-K for the year-ended December 31, 2006.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Between January and March 2007, the Fund issued Units at monthly closings as set forth in the following chart. However, pursuant to Regulation Section 229.701 Item 701(d), the Fund enjoys the private offering exemption within the Securities Exchange Act of 1933 Section 4(2). The Fund is privately offered and sold to “accredited investors” as defined in Securities Exchange Act of 1933 Rule 501(a).

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

May 15, 2007

Kenneth E. Steben

Chief Executive Officer

(Principal Executive Officer)

By:

/s/ Barbara Rittenhouse

May 15, 2007

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

Date:  May 15, 2007

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

Date: May 15, 2007

Barbara Rittenhouse

Comptroller (Principal Financial Officer)

EXHIBIT 32.01

Section 1350 Certification

In connection with this quarterly report of Futures Portfolio Fund Limited Partnership (the “Company”) on Form 10-Q for the quarter ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (this “Report”) I, Kenneth E. Steben, Chief Executive Officer of Steben & Company, Inc., the General Partner of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1.  This Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company .

By:

/s/ Kenneth E. Steben

Date:  May 15, 2007

Kenneth E. Steben

Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 32.02

Section 1350 Certification

In connection with this quarterley report of Futures Portfolio Fund Limited Partnership (the “Company”) on Form 10-Q for the quarter ended March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (this “Report”) , I, Barbara Rittenhouse, Comptroller of Steben & Company, Inc. , the General Partner of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1.  This Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company .

By:

/s/ Barbara Rittenhouse

Date:  May 15, 2007

Barbara Rittenhouse

Comptroller

(Principal Financial Officer)