Form 10-Q
period 2007-06-30
FUTURES PORTFOLIO FUND LP
filed 2007-08-14
CIK 861441

_________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR
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

Aggregate market value of the voting and non-voting common equity held by non-affiliates: the registrant is a limited partnership; as of June 30, 2007, 93,557.6434 Class A units and 35,943.3009 Class B units with an aggregate value of $373,991,499 and $180,083,561 respectively, were outstanding.

_________________________________________________________

E-1

Part I:

Financial Information

1

Item 1.

Financial Statements

1

Statements of Financial Condition

June 30, 2007 (Unaudited) and December 31, 2006 (Audited)

1

Condensed Schedule of Investments

June 30, 2007 (Unaudited)

2

Condensed Schedule of Investments

December 31, 2006 (Audited)

3

Statements of Operations

For the Three and Six Months Ended June 30, 2007 and 2006 (Unaudited)

4

Statements of Cash Flows

For the Six Months Ended June 30, 2007 and 2006 (Unaudited)

5

Statements of Changes in Partners' Capital (Net Asset Value)

For the Six Months Ended June 30, 2007 and 2006 (Unaudited)

6

Notes to Financial Statements for the Three and Six Months Ended June 30, 2007 (Unaudited)

7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

13

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

17

Item 4.    Controls and Procedures

21

Part II:

Other Information

22

Item 1.

Legal Proceedings

22

Item 1A.

Risk Factors

22

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 3.

Defaults upon Senior Securities

22

Item 4.

Submission of Matters to a Vote of Security Holders

22

Item 5.

Other Information

22

Item 6.

Exhibits

22

i

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

STATEMENTS OF FINANCIAL CONDITION

June 30, 2007 (Unaudited) and December 31, 2006 (Audited)

	June 30,	December 31,
	2007	2006
ASSETS
Equity in broker trading accounts
Cash	$ 123,229,625	$ 114,555,783
Interest receivable	690,458	668,446
Net unrealized gain on open futures contracts	23,695,958	16,301,679
Deposits with brokers	$ 147,616,041	$ 131,525,908
Cash and cash equivalents	53,716,358	55,063,952
Commercial paper
(cost - $368,435,933 and $186,966,935)	374,236,421	189,632,965
United States government sponsored securities
(cost - $0 and $132,721,765)	-	135,581,067
Net unrealized gain on open forward currency contracts	9,430,862	13,344,592
Total assets	$ 584,999,682	$ 525,148,484
LIABILITIES
Accounts payable - General Partner	$ 1,674,528	$ 725,166
Commissions and other trading fees on open contracts	215,944	133,220
General Partner management fee	906,816	827,470
General Partner 1 percent allocation	404,423	347,793
Advisor management fees	1,480,998	1,809,601
Advisor incentive fees	11,176,112	1,652,466
Selling agents' fee	665,266	607,065
Redemptions payable	7,174,581	8,411,042
Subscriptions received in advance	7,225,954	6,574,568
Total liabilities	$ 30,924,622	$ 21,088,391
PARTNERS' CAPITAL (Net Asset Value)
Class A Interests - 93,557.6434 units and 91,632.3257 units
outstanding at June 30, 2007 and December 31, 2006	$ 373,991,499	$ 341,384,123
Class B Interests - 35,943.3009 units and 35,151.8276 units
outstanding at June 30, 2007 and December 31, 2006	180,083,561	162,675,970
Total partners' capital (net asset value)	$ 554,075,060	$ 504,060,093
Total liabilities and partners' capital	$ 584,999,682	$ 525,148,484

See accompanying notes.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

CONDENSED SCHEDULE OF INVESTMENTS

June 30, 2007

(Unaudited)

COMMERCIAL PAPER
	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$ 34,247,000	07/10/07	UBS Finance Delaware LLC, 5.165%	$ 34,202,779	6.17%
15,400,000	07/16/07	Societe Generale N Amer, 5.16%	15,366,890	2.77%
41,044,000	07/19/07	Citigroup Funding Inc, 5.18%	40,937,696	7.39%
5,000,000	07/19/07	Daimlerchrysler Na Hldg, 5.33%	4,986,675	0.90%
15,905,000	07/19/07	General Elec Cap Corp, 5.18%	15,863,806	2.86%
20,000,000	07/19/07	Morgan Stanley, 5.18%	19,948,200	3.60%
26,786,000	07/23/07	Calyon North America Inc, 5.18%	26,701,207	4.82%
36,044,000	08/06/07	AIG Funding Inc, 5.15%	35,858,373	6.47%
41,758,000	08/06/07	Daimlerchrysler Na Hldg, 5.33%	41,535,430	7.50%
15,000,000	11/05/07	Societe Generale N Amer, 5.14%	14,728,008	2.66%
10,665,000	11/05/07	UBS Finance Delaware LLC, 5.15%	10,471,238	1.89%
42,843,000	11/19/07	ABN-AMRO N Amer Fin Inc, 5.145%	41,979,660	7.58%
31,275,000	11/19/07	General Elec Cap Corp, 5.17%	30,641,707	5.53%
42,006,000	12/12/07	Abbey Natl N America LLC, 5.18%	41,014,752	7.40%
		Total commercial paper securities
		(cost - $368,435,933)	$ 374,236,421	67.54%

LONG FUTURES CONTRACTS
				% of Net
		Description	Value	Asset Value
		Agricultural	$ 2,406,201	0.43%
		Currency	1,751,158	0.32%
		Energy	1,674,768	0.30%
		Interest Rate	(66,589)	(0.01%)
		Metal	(4,198,593)	(0.76%)
		Stock Index	4,261,769	0.77%
		Total long futures contracts	$ 5,828,714	1.05%

SHORT FUTURES CONTRACTS
				% of Net
		Description	Value	Asset Value
		Agricultural	$ 82,781	0.01%
		Currency	640,954	0.12%
		Energy	2,061,149	0.37%
		Interest Rate	12,650,685	2.28%
		Metal	2,448,383	0.44%
		Stock Index	(16,708)	0.00%
		Total short futures contracts	$ 17,867,244	3.22%
		Total futures contracts	$ 23,695,958	4.27%

FORWARD CURRENCY CONTRACTS
				% of Net
		Description	Value	Asset Value
		Long forward currency contracts	$ 12,487,026	2.25%
		Short forward currency contracts	(3,028,244)	(0.55%)
		Pending option premiums	(27,920)	(0.01%)
		Total forward currency contracts	$ 9,430,862	1.69%

See accompanying notes.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

CONDENSED SCHEDULE OF INVESTMENTS

December 31, 2006

(Audited)

UNITED STATES GOVERNMENT SPONSORED SECURITIES
	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$ 40,000,000	01/10/07	Fannie Mae Discount Note, zero coupon	$ 39,941,833	7.92%
40,000,000	01/23/07	Freddie Mac Discount Note, zero coupon	39,866,345	7.91%
35,116,000	02/07/07	Fannie Mae Discount Note, zero coupon	34,923,623	6.93%
21,025,000	02/28/07	Fannie Mae Discount Note, zero coupon	20,849,266	4.14%
		Total United States government sponsored securities
		(cost - $132,721,765)	$ 135,581,067	26.90%

COMMERCIAL PAPER
	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$ 33,363,000	01/11/07	UBS Finance Delaware LLC, 5.29%	33,309,123	6.61%
15,000,000	01/16/07	Societe Generale N Amer, 5.28%	14,964,800	2.97%
35,000,000	01/25/07	Credit Suisse Fb USA Inc, 5.32%	34,870,694	6.92%
40,645,000	02/07/07	Daimlerchrysler Na Hldg, 5.34%	40,415,898	8.02%
26,208,000	02/22/07	Societe Generale N Amer, 5.17%	26,008,521	5.16%
20,446,000	05/21/07	General Elec Cap Corp, 5.17%	20,031,986	3.97%
20,488,000	06/04/07	Bank Of America Corp, 5.17%	20,031,943	3.97%
		Total commercial paper securities
		(cost - $186,966,935)	$ 189,632,965	37.62%

LONG FUTURES CONTRACTS
				% of Net
		Description	Value	Asset Value
		Agricultural	$ 929,873	0.18%
		Currency	(3,973)	0.00%
		Energy	(2,281,709)	(0.45%)
		Interest Rate	(1,322,155)	(0.26%)
		Metal	1,983,883	0.39%
		Stock Index	5,984,921	1.19%
		Total long futures contracts	$ 5,290,840	1.05%

SHORT FUTURES CONTRACTS
				% of Net
		Description	Value	Asset Value
		Agricultural	$ 71,994	0.01%
		Currency	94,425	0.02%
		Energy	3,624,770	0.72%
		Interest Rate	7,782,306	1.54%
		Metal	(560,509)	(0.11%)
		Stock Index	(2,147)	0.00%
		Total short futures contracts	$ 11,010,839	2.18%
		Total futures contracts	$ 16,301,679	3.23%

FORWARD CURRENCY CONTRACTS
				% of Net
		Description	Value	Asset Value
		Long forward currency contracts	$ (1,270,471)	(0.25%)
		Short forward currency contracts
		United States Dollar - 03/21/07	6,310,208	1.25%
		United States Dollar - 03/22/07	5,506,273	1.09%
		Other	2,817,481	0.56%
		Total short forward currency contracts	14,633,962	2.90%
		Pending option premiums	(18,899)	0.00%
		Total forward currency contracts	$ 13,344,592	2.65%

See accompanying notes.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2007 and 2006

 (Unaudited)

_____________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
TRADING GAINS (LOSSES)
Net realized gain	$ 73,045,784	$ 4,440,368	$ 51,660,284	$ 2,142,978
Change in unrealized gains (losses)	19,800,866	(12,347,773)	3,480,549	8,551,883
Brokerage commissions	(334,477)	(445,559)	(702,540)	(859,869)
Net gain (loss) from trading	92,512,173	(8,352,964)	54,438,293	9,834,992
NET INVESTMENT LOSS
Income
Interest income	6,708,876	5,595,947	13,285,472	10,137,597
Expenses
General Partner management fee	2,618,917	2,186,127	5,061,089	4,176,884
General Partner 1 percent allocation	798,683	(102,918)	404,423	35,013
Advisor management fees	2,521,810	2,208,956	4,994,026	4,204,413
Advisor incentive fees	11,177,266	654,702	11,206,940	3,362,846
Selling agents' fee	1,901,871	1,579,946	3,673,043	3,041,831
Operating expenses	1,556,618	1,233,345	2,987,341	2,411,836
Total expenses	20,575,165	7,760,158	28,326,862	17,232,823
Operating expenses waived	(423,741)	(328,298)	(640,950)	(726,490)
Net total expenses	20,151,424	7,431,860	27,685,912	16,506,333
Net investment loss	(13,442,548)	(1,835,913)	(14,400,440)	(6,368,736)

NET INCOME (LOSS)	$ 79,069,625	$ (10,188,877)	$ 40,037,853	$ 3,466,256

	Three Months Ended June 30,				Six Months Ended June 30,
	2007		2006		2007		2006
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
INCREASE IN NET ASSET VALUE PER UNIT	$558.70	$719.84	($83.54)	($82.99)	$271.85	$382.40	$27.51	$72.20

See accompanying notes.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2007 and 2006

 (Unaudited)

__________

	2007	2006
Cash flows for operating activities
Net income	$ 40,037,853	$ 3,466,256
Adjustments to reconcile net income to net
cash used in operating activities
Net change in unrealized gains	(3,480,549)	(8,551,883)
Increase in interest receivable	(22,012)	(381,868)
Increase (decrease) in General Partner 1 percent allocation	56,630	(114,303)
Increase (decrease) in accounts payable and accrued expenses	10,364,676	(387,800)
Net proceeds (purchases) of investments in United States
government sponsored securities	135,581,067	(30,421,985)
Net purchases of commercial paper	(184,603,456)	(12,870,005)
Net cash used in operating activities	(2,065,791)	(49,261,588)
Cash flows from financing activities
Additions of units	39,868,755	84,728,504
Subscriptions received in advance	7,225,954	9,012,289
Redemption of units	(37,702,670)	(26,772,251)
Net cash provided by financing activities	9,392,039	66,968,542
Net increase in cash and cash equivalents	7,326,248	17,706,954
Cash and cash equivalents
Beginning of period	169,619,735	253,457,354
End of period	$ 176,945,983	$ 271,164,308
End of period cash consists of:
Cash in broker trading accounts	$ 123,229,625	$ 233,241,325
Cash and cash equivalents	53,716,358	37,922,983
Total end of period cash	$ 176,945,983	$ 271,164,308

See accompanying notes.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)

For the Six Months Ended June 30, 2007 and 2006

 (Unaudited)

__________

	Class A Interests		Class B Interests
	Units	Value	Units	Value	Total
Six Months Ended June 30, 2007
Balances at December 31, 2006	91,632.3257	$341,384,123	35,151.8276	$162,675,970	$504,060,093
Net income for the six months
ended June 30, 2007		26,080,164		13,957,689	40,037,853
Additions	8,538.7209	31,562,583	3,242.5426	14,880,740	46,443,323
Redemptions	(6,229.4166)	(23,622,375)	(2,758.6801)	(12,843,834)	(36,466,209)
Transfers	(383.9866)	(1,412,996)	307.6108	1,412,996	0
Balance at June 30, 2007	93,557.6434	$373,991,499	35,943.3009	$180,083,561	$554,075,060

	Class A Interests		Class B Interests
	Units	Value	Units	Value	Total
Six Months Ended June 30, 2006
Balances at December 31, 2005	75,378.5969	$263,005,434	26,635.1317	$113,386,679	$376,392,113
Net income for the six months
ended June 30, 2006		1,548,054		1,918,202	3,466,256
Additions	16,597.8458	59,122,382	9,520.0016	41,349,660	100,472,042
Redemptions	(5,501.5658)	(19,591,253)	(1,569.3051)	(6,926,403)	(26,517,656)
Transfers	77.7200	289,627	(67.3203)	(289,627)	0
Balance at June 30, 2006	86,552.5970	$304,374,244	34,518.5080	$149,438,511	$453,812,755

Net Asset Value Per Unit

June 30, 2007		December 31, 2006		June 30, 2006		December 31, 2005

Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

$3,997.44	$5,010.21	$3,725.59	$4,627.81	$3,516.64	$4,329.23	$3,489.13	$4,257.03

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

C.

Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles, which require the use of certain estimates made by the Partnership’s management. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. The market value of exchange traded contracts is based on exchange settlement prices.  The market value of non-exchange traded contracts is based on third-party quoted dealer values on the inter-bank market. United States government sponsored securities and Commercial Paper are stated at cost plus accrued interest, which approximates market value.

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

Note 2:

GENERAL PARTNER

The General Partner of the Partnership is Steben & Company, Inc., which conducts and manages the business of the Partnership.  During the six months ended June 30, 2007 and 2006, the General Partner did not maintain a capital balance in the Partnership; however, the sole shareholder of the General Partner has an investment in Class B Interests of the Partnership.

During the six months ended June 30, 2007 and 2006, the General Partner received the following compensation:

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

Note 5:

OPERATING EXPENSES

The Partnership is responsible for all of its operating expenses such as accounting, audit, legal, administrative, marketing and offering expenses.  Operating expenses also include salary and administrative costs incurred by the General Partner relating to marketing and administration of the Partnership, such as salaries and commissions of General Partner marketing personnel, and administrative employee salaries and related costs.  Pursuant to the terms of the Limited Partnership Agreement, operating expenses that exceed 1 percent of the average month-end net assets of the Partnership are the responsibility of the General Partner.  For the six months ended June 30, 2007 and 2006, actual operating expenses were below and/or exceeded .50 percent (pro rated operating expense limitation) of average month-end net assets of the Partnership by ($171,949) and $197,821, respectively, with such amount included in operating expenses waived in the statement of operations.  Additionally, during the six months ended June 30, 2007 and 2006, the General Partner voluntarily paid $812,899 and $528,669, respectively, of operating expenses of the Partnership, with such amounts also included in operating expenses waived in the statement of operations.  As of June 30, 2007 and December 31, 2006, $1,674,528 and $725,166 respectively, were payable to the General Partner for operating expenses not waived.  Such amounts are presented as accounts payable in the statements of financial condition.

Note 6:

SUBSCRIPTIONS, DISTRIBUTIONS, AND REDEMPTIONS

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. Units are sold at the net asset value per Class A or Class B unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as Limited Partners as of the beginning of the month following the month in which their subscriptions were accepted.  At June 30, 2007 and December 31, 2006, the Partnership had received subscriptions of $7,225,954 and $6,574,568, respectively, which were additions to the Partnership effective July 1, 2007 and January 1, 2007, respectively.

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

The unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

	Futures Contracts		Forward Currency Contracts
	(exchange traded)		(non-exchange traded)
	June 30,	December 31,	June 30,	December 31,
	2007	2006	2007	2006
Gross unrealized gains	$ 35,793,409	$ 24,068,514	$ 16,489,937	$ 21,807,092
Gross unrealized losses	(12,097,451)	(7,766,835)	(7,059,075)	(8,462,500)
Net unrealized gain (loss)	$ 23,695,958	$ 16,301,679	$ 9,430,862	$ 13,344,592

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

Note 9:      INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedule of investments, as of June 30, 2007, the statements of operations for the three and six months ended June 30, 2007 and 2006, the statements of cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2007 and 2006 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2007, results of operations for the three and six months ended June 30, 2007 and 2006, cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2007 and 2006.  The results of operations for the three and six months ended June 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Form 10-K as filed with the Securities and Exchange Commission.

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

In January 2007, the Partnership adopted the Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109” (FIN 48).  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.  FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  Adoption of FIN 48 did not have a material effect on the Partnership’s financial statements.

Note 11:

FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three and six months ended June 30, 2007 and 2006.  This information has been derived from information presented in the financial statements.

	Three months ended June 30,
	2007		2006
	(Unaudited)		(Unaudited)
	Class A	Class B	Class A	Class B
	Interests	Interests	Interests	Interests

Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$3,438.74	$4,290.37	$3,600.18	$4,412.22

Income from operations:
Gain (loss) from trading (1)	661.84	826.25	(63.14)	(77.98)
Net investment loss (1)	(103.14)	(106.41)	(20.40)	(5.01)

Total income (loss) from operations	558.70	719.84	(83.54)	(82.99)

Net asset value per unit at end of period	$3,997.44	$5,010.21	$3,516.64	$4,329.23

Total Return	16.25%	16.78%	(2.32%)	(1.88%)

Supplemental Data
Ratios to average net asset value:
Expenses (2), (3)	1.90%	1.43%	1.70%	1.25%

Advisor incentive fees	2.18%	2.16%	0.15%	0.15%

Total expenses	4.08%	3.59%	1.85%	1.40%

Net investment loss (2), (3)	(2.77%)	(2.28%)	(0.57%)	(0.11%)

	Six months ended June 30,
	2007		2006
	(Unaudited)		(Unaudited)
	Class A	Class B	Class A	Class B
	Interests	Interests	Interests	Interests

Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$3,725.59	$4,627.81	$3,489.13	$4,257.03

Income from operations:
Gain from trading (1)	387.98	484.49	92.17	111.76
Net investment loss (1)	(116.13)	(102.09)	(64.66)	(39.56)

Total income from operations	271.85	382.40	27.51	72.20

Net asset value per unit at end of period	$3,997.44	$5,010.21	$3,516.64	$4,329.23

Total Return	7.30%	8.26%	0.79%	1.70%

Supplemental Data
Ratios to average net asset value:
Expenses (2), (3)	3.52%	2.62%	3.44%	2.55%
Advisor incentive fees	2.20%	2.18%	0.81%	0.81%

Total expenses	5.72%	4.80%	4.25%	3.36%

Net investment loss (2), (3)	(3.12%)	(2.20%)	(1.82%)	(0.91%)

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

(2)

All of the ratios under the supplemental data are computed net of voluntary and involuntary waivers of operating expenses.  For the six months ended June 30, 2007 and 2006, the ratios are net of approximately .16% and .13%, respectively, of average net asset value relating to the voluntary waiver of operating expenses.  Both the nature and the amounts of the waivers are more fully explained in Note 5.

(3)

The net investment loss includes interest income and excludes gains (losses) from trading activities as shown on the statement of operations.   The total amount is then reduced by all expenses.  The resulting amount is divided by the average net asset value for the year.

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

As of June 30, 2007 the aggregate capitalization of the Fund was $554,075,060 of which $373,991,499 was in A units and $180,083,561 was in B units.  A units and B units differ only with regard to lower Selling Agent fees for the B units.  The net asset value per unit of limited partnership interest (“Unit”) for A units as of June 30, 2007 was $3,997.44 and for B units was $5,010.21.

Critical Accounting Policies

The Fund’s financial statements are presented in accordance with U.S. generally accepted accounting principles, which require the use of certain estimates made by management. Gains or losses are realized when futures and forward currency contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 -"Offsetting of Amounts Related to Certain Contracts." The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government and agency securities and commercial paper are stated at cost plus accrued interest, which approximates market value.

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

A Units of the Fund were up 5.44% for the month of April 2007 and B Units were up 5.60%.  Favorable trends in five out of the Fund’s six market sectors yielded profits for the Fund in April. The strongest profits came from foreign currencies, where the U.S. dollar weakened against most foreign currencies. Long positions in the euro, British pound, Australian dollar and New Zealand dollar profited as the US dollar weakened. The fall in the U.S. dollar was fueled after release of the U.S. Federal Reserve Open Market Committee suggested that U.S. interest rates would probably remain steady or be cut later in the year. In equity indices, both domestic and international stock prices continued to rally, which benefited the Fund’s long positions in that sector. Prices for raw materials continued to trend higher, resulting in gains for the Fund's long positions in the base metals markets, including copper and nickel. Analysts renewed expectations of continued demand from China and worries about a lack of supply. Late in the month, prices in precious metals fell sharply, which offset some of the gains in the metals sector. In the Agricultural sector, a fall in cocoa and soybean prices moved against the Fund’s long positions which led to some losses in that sector.

A Units of the Fund were up 5.85% for the month of May 2007 and B Units were up 6.02%.  The Fund profited in May as stock indices, interest rate instruments and foreign currencies offset losses from metals, agricultural commodities and energy. The strongest gains came from interest rate instruments as the Fund’s short positions benefited from a rise in global interest rates. US and international bond prices fell on strong economic data along with continued inflationary concerns. The Fund’s long positions in stock indices benefited from upward trends in both US and international stock indices. Many of the broad equity indices hit new highs, including the S&P 500 which hit its highest level since March 2000. The Fund’s long positions in metals lost ground this month as prices were generally down on concerns over the strength of future Chinese imports. In agricultural commodities, the Fund’s long positions in soybean and bean oil were the sector’s most profitable contracts, although these gains were offset by losses from short positions in coffee.

A Units of the Fund were up 4.15% for the month of June 2007 and B Units were up 4.31%.  The Fund was profitable in June with gains from five of the six major market sectors. Interest rate instruments and foreign currencies generated the Fund’s strongest profits. A downward price trend in interest rate instruments continued from prior months benefiting the Fund's short positions. Stronger than expected US retail sales and hawkish comments from the US Federal Reserve pushed US interest rates higher. In Europe, news of short term rate increases by the European Central Bank pushed international bond prices to multi-year lows including the UK Gilt and the 10-Year German Bund. In related moves, investors generally bought currencies in countries with rising interest rates and sold currencies with lower yielding rates. As a result, the Fund’s long positions in the euro, British pound, Australian and New Zealand dollar profited along with its short positions in the Japanese yen.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of June 30, 2007.  All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of April 30, May 31, and June 30, 2007, the Fund's total capitalization was $501,945,644, $527,203,724 and $554,075,060 respectively.

SECOND QUARTER 2007

	April VaR	% of Total	May VaR	% of Total	June VaR	% of Total
Market Sector	Value at Risk	Capitalization	Value at Risk	Capitalization	Value at Risk	Capitalization

Agricultural	$4,409,027	0.88%	$5,000,342	0.95%	$6,060,694	1.09%
Currency	$39,091,644	7.79%	$37,390,529	7.09%	$40,425,495	7.30%
Energy	$4,281,278	0.85%	$5,251,348	1.00%	$7,311,527	1.32%
Financial Indices	$23,138,867	4.61%	$26,088,435	4.95%	$22,520,701	4.06%
Interest Rates	$18,334,670	3.65%	$22,859,626	4.34%	$24,747,765	4.47%
Metals	$11,672,862	2.33%	$7,791,476	1.48%	$6,879,291	1.24%
Total	$100,928,348	20.11%	$104,381,756	19.81%	$107,945,474	19.48%

Total Fund Capitalization	501,945,644		527,203,724		554,075,060

         Of the 16.25% return for the quarter ended June 30, 2007 for A Units, approximately 19.25% was due to trading gains (after commissions) and approximately 1.41% was due to interest income, offset by approximately (4.41%) in performance fees, management fees, selling agent fees and operating costs borne by the Fund.  Of the 16.78% return for the quarter ended June 30, 2007 for B Units, approximately 19.26% was due to trading gains (after commissions) and approximately 1.41% was due to interest income, offset by approximately (3.89%) in performance fees, management fees, selling agent fees and operating costs borne by the Fund.

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

         The following were the primary trading risk exposures of the Fund as of June 30, 2007, by market sector.

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

Energy

         The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East.  As of June 30, 2007, crude oil, heating oil and unleaded gas are the dominant energy market exposures of the Fund. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

         The Fund's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc.

Agricultural

         During 2007, the Fund's agricultural exposure was to soybeans, wheat, corn, coffee and cotton.

Qualitative Disclosures Regarding Non-Trading Risk Exposure.

         The following were the only non-trading risk exposures of the Fund as of June 30, 2007:

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

Item 4: Controls and Procedures

Steben & Company, Inc., the General Partner of the Fund, with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer, respectively), has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) with respect to the Fund as of the end of the period covered by this quarterly report. Based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in the General Partner's internal control over financial reporting applicable to the Fund identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the last fiscal quarter that have materially affected, or is reasonably likely to materially affect, internal control over financial reporting applicable to the Fund.

PART II-OTHER INFORMATION

Item 1: Legal Proceedings.

      None

Item 1A: Risk Factors.

There have been no material changes from the risk factors disclosed in the Fund’s Form 10-K for the year-ended December 31, 2006.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Between April and June 2007, the Fund issued Units at monthly closings as set forth in the following chart. However, pursuant to Regulation Section 229.701 Item 701(d), the Fund enjoys the private offering exemption within the Securities Exchange Act of 1933 Section 4(2). The Fund is privately offered and sold to “accredited investors” as defined in Securities Exchange Act of 1933 Rule 501(a).

Schedule on Number and Dollar Amount of Interests
(Additions)
(Includes both A and B Units)

	Dollar Amount	Number of
Month	of Interests	Additional Units
	Sold	Sold

April 2007	4,188,263.00	1,125.1443
May 2007	6,885,429.42	1,791.3792
June 2007	11,413,723.17	2,842.8526

Item 3: Defaults Upon Senior Securities

      Not applicable.

Item 4: Submissions of Matters to a vote of Security Holders.

      None

Item 5: Other Information

      None

Item 6: Exhibits.

      (a)   Exhibits and Index.

The following exhibits filed herewith.

Exhibit No.	Description of Document	Page No.
31.01	Certification of Kenneth E. Steben, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	E-2

31.02	Certification of Ahmed S. Hassanein, Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	E-3

32.01	Certification of Kenneth E. Steben, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.	E-4

32.02	Certification of Ahmed S. Hassanein, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.	E-5

(b) Reports.

          None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTURES PORTFOLIO FUND

LIMITED PARTNERSHIP

(Registrant)

By:

Steben & Company, Inc.

General Partner

By:

/s/ Kenneth E. Steben

August 14, 2007

Kenneth E. Steben

Chief Executive Officer

(Principal Executive Officer)

By:

/s/ Ahmed S.Hassanein

August 14, 2007

Ahmed S. Hassanein

Chief Financial Officer

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

Date:  August 14, 2007

Kenneth E. Steben

Chief Executive Officer (Principal Executive Officer)

EXHIBIT 31.02

Rule 13a-14(a)/15d-14(a) Certification

I, Ahmed S. Hassanein, Chief Financial Officer of Steben & Company, Inc., the General Partner of Futures Portfolio Fund Limited Partnership (the “Company”), certify that:

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

By:

/s/ Ahmed S. Hassanein

Date: August 14, 2007

Ahmed S. Hassanein

Chief Financial Officer

(Principal Financial Officer)

EXHIBIT 32.01

Section 1350 Certification

In connection with this quarterly report of Futures Portfolio Fund Limited Partnership (the “Company”) on Form 10-Q for the quarter ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (this “Report”) I, Kenneth E. Steben, Chief Executive Officer of Steben & Company, Inc., the General Partner of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1.  This Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company .

By:

/s/ Kenneth E. Steben

Date:  August 14, 2007

Kenneth E. Steben

Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 32.02

Section 1350 Certification

In connection with this quarterly report of Futures Portfolio Fund Limited Partnership (the “Company”) on Form 10-Q for the quarter ended June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (this “Report”) , I, Ahmed Hassanein, C hief Financial Officer of Steben & Company, Inc. , the General Partner of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1.  This Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company .

By:

/s/ Ahmed S. Hassanein

Date:  August 14, 2007

Ahmed S. Hassanein

Chief Financial Officer

(Principal Financial Officer)

NY1 5702779v.4