Form 10-Q
period 2007-09-30
FUTURES PORTFOLIO FUND L.P.
filed 2007-11-14
CIK 861441

_________________________________________________________

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

_________________________________________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR
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

Aggregate market value of the voting and non-voting common equity held by non-affiliates: the registrant is a limited partnership; as of September 30, 2007, 95,525.4363 Class A units and 37,555.8288 Class B units with an aggregate value of $339,417,709 and $167,999,274 respectively, were outstanding.

_________________________________________________________

Part I:

Financial Information

1

Item 1.

Financial Statements

1

Statements of Financial Condition

September 30, 2007 (Unaudited) and December 31, 2006 (Audited)

1

Condensed Schedule of Investments

September 30, 2007 (Unaudited)

2

Condensed Schedule of Investments

December 31, 2006 (Audited)

4

Statements of Operations

For the Three and Nine Months Ended September 30, 2007 and 2006 (Unaudited)

5

Statements of Cash Flows

For the Nine Months Ended September 30, 2007 and 2006 (Unaudited)

6

Statements of Changes in Partners' Capital (Net Asset Value)

For the Nine Months Ended September 30, 2007 and 2006 (Unaudited)

7

Notes to Financial Statements for the Three and Nine Months Ended September 30, 2007 (Unaudited)  8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

14

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

19

Item 4.    Controls and Procedures

23

Part II:

Other Information

24

Item 1.

Legal Proceedings

24

Item 1A.

Risk Factors

24

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 3.

Defaults upon Senior Securities

24

Item 4.

Submission of Matters to a Vote of Security Holders

24

Item 5.

Other Information

24

Item 6.

Exhibits

24

i

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

STATEMENTS OF FINANCIAL CONDITION

September 30, 2007 (Unaudited) and December 31, 2006 (Audited)

	September 30,	December 31,
	2007	2006
ASSETS
Equity in broker trading accounts
Cash	$ 21,596,635	$ 114,555,783
Interest receivable	220,487	668,446
Net unrealized gain on open futures contracts	32,483,522	16,301,679
Deposits with brokers	$ 54,300,644	$ 131,525,908
Cash and cash equivalents	22,203,837	55,063,952
Commercial paper
(cost - $384,320,351 and $186,966,935)	389,403,141	189,632,965
United States government and sponsored securities
(cost - $48,771,500 and $132,721,765)	49,198,746	135,581,067
Net unrealized gain on open forward currency contracts	11,209,206	13,344,592
General Partner 1 percent allocation	214,287	-
Total assets	$ 526,529,861	$ 525,148,484
LIABILITIES
Accounts payable - General Partner	$ 787,759	$ 725,166
Commissions and other trading fees on open contracts	98,860	133,220
General Partner management fee	838,179	827,470
General Partner 1 percent allocation	-	347,793
Advisor management fees	2,554,015	1,809,601
Advisor incentive fees	3,627,386	1,652,466
Selling agents' fee	603,983	607,065
Redemptions payable	6,603,233	8,411,042
Subscriptions received in advance	3,999,463	6,574,568
Total liabilities	$ 19,112,878	$ 21,088,391
PARTNERS' CAPITAL (Net Asset Value)
Class A Interests – 95,525.4363 units and 91,632.3257 units
outstanding at September 30, 2007 and December 31, 2006	$ 339,417,709	$ 341,384,123
Class B Interests – 37,555.8288 units and 35,151.8276 units
outstanding at September 30, 2007 and December 31, 2006	167,999,274	162,675,970
Total partners' capital (net asset value)	$ 507,416,983	$ 504,060,093
Total liabilities and partners' capital	$ 526,529,861	$ 525,148,484

See accompanying notes.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

CONDENSED SCHEDULE OF INVESTMENTS

September 30, 2007

(Unaudited)

UNITED STATES GOVERNMENT AND SPONSORED SECURITIES
	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$ 10,000,000	01/24/08	US Treasury Bill	$ 9,825,146	1.94%
40,000,000	01/24/08	US Treasury Bill	39,373,600	7.76%
		Total United States government and sponsored securities	$ 49,198,746	9.70%
		(cost - $48,771,500)

COMMERCIAL PAPER
	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$ 8,000,000	10/17/07	Abbey Natl N America Llc, 5.21%	$ 7,981,476	1.57%
27,042,000	10/17/07	Citigroup Funding Inc, 5.225%	26,979,202	5.32%
18,000,000	10/17/07	General Elec Cap Corp, 5.22%	17,958,240	3.54%
27,125,000	10/17/07	Prudential Financial Inc, 5.23%	27,061,949	5.33%
8,000,000	10/17/07	Societe Generale N Amer, 5.225%	7,981,422	1.57%
22,000,000	10/19/07	Calyon North America Inc, 5.205%	21,942,745	4.32%
15,000,000	11/05/07	Societe Generale N Amer, 5.14%	14,925,042	2.94%
10,665,000	11/05/07	Ubs Finance Delaware Llc, 5.15%	10,611,601	2.09%
42,843,000	11/19/07	Abn-Amro N Amer Fin Inc, 5.145%	42,542,974	8.38%
31,275,000	11/19/07	General Elec Cap Corp, 5.17%	31,054,920	6.12%
17,000,000	12/03/07	Prudential Funding Llc, 5.22%	16,844,705	3.32%
42,000,000	12/04/07	Jp Morgan Chase & Co, 5.14%	41,616,213	8.20%
5,166,000	12/06/07	American General Fin Crp, 5.15%	5,117,224	1.01%
15,000,000	12/06/07	Citigroup Funding Inc, 5.18%	14,857,550	2.93%
42,006,000	12/12/07	Abbey Natl N America Llc, 5.18%	41,570,818	8.19%
35,180,000	01/10/08	Ubs Finance Delaware Llc, 5.19%	34,667,750	6.83%
26,083,000	01/14/08	Societe Generale N Amer, 5.175%	25,689,310	5.06%
		Total commercial paper securities	$ 389,403,141	76.72%
		(cost - $384,320,351)

LONG FUTURES CONTRACTS
				% of Net
		Description	Value	Asset Value
		Agricultural	$ 15,222,070	3.00%
		Currency	5,795,823	1.14%
		Energy	6,334,812	1.25%
		Interest Rate	1,486,754	0.29%
		Metal	3,648,469	0.72%
		Stock Index	5,069,828	1.00%
		Total long futures contracts	$ 37,557,756	7.40%

SHORT FUTURES CONTRACTS
				% of Net
		Description	Value	Asset Value
		Agricultural	$ (893,942)	(0.18%)
		Currency	171,498	0.03%
		Energy	(178,434)	(0.04%)
		Interest Rate	443,019	0.09%
		Metal	(2,886,244)	(0.57%)
		Stock Index	(1,730,131)	(0.34%)
		Total short futures contracts	$ (5,074,234)	(1.01%)
		Total futures contracts	$ 32,483,522	6.39%

FORWARD CURRENCY CONTRACTS
		% of Net
Description	Value	Asset Value
Long forward currency contracts
United States Dollar 12/19/07 (Interbank SGD)	$5,583,489	1.10%
Other	$22,552,175	4.44%
Total long forward currency contracts	$ 28,135,664	5.54%
Short forward currency contracts	(16,910,802)	(3.33%)
Pending option premiums	(15,656)	0.00%
Total forward currency contracts	$ 11,209,206	2.21%

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

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2007 and 2006

 (Unaudited)

_____________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
TRADING GAINS (LOSSES)
Net realized loss	$ (70,469,924)	$ (12,989,545)	$ (18,809,640)	$ (10,846,567)
Change in unrealized gains (losses)	10,565,908	(5,922,428)	14,046,457	2,629,454
Brokerage commissions	(107,283)	(357,270)	(809,823)	(1,217,138)
Net gain (loss) from trading	(60,011,299)	(19,269,243)	(5,573,006)	(9,434,251)
NET INVESTMENT LOSS
Income
Interest income	6,958,395	6,066,083	20,243,867	16,203,680
Expenses
General Partner management fee	2,441,679	2,229,235	7,502,768	6,406,119
General Partner 1 percent allocation	(618,710)	(203,051)	(214,287)	(168,038)
Advisor management fees	2,296,517	2,250,768	7,290,543	6,455,181
Advisor incentive fees	1,095,991	28,616	12,302,931	3,391,462
Selling agents' fee	1,764,792	1,601,619	5,437,835	4,643,450
Operating expenses	1,562,453	1,312,099	4,549,794	3,723,935
Total expenses	8,542,722	7,219,286	36,869,584	24,452,109
Operating expenses waived	(343,384)	(320,416)	(984,334)	(1,046,906)
Net total expenses	8,199,338	6,898,870	35,885,250	23,405,203
Net investment loss	(1,240,943)	(832,787)	(15,641,383)	(7,201,523)

NET LOSS	$ (61,252,242)	$ (20,102,030)	$ (21,214,389)	$ (16,635,774)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2007 2006				2007 2006
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
DECREASE IN NET ASSET VALUE PER UNIT	($444.27)	($536.89)	($156.20)	($173.76)	($172.42)	($154.49)	($128.69)	($101.56)

See accompanying notes.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2007 and 2006

 (Unaudited)

__________

	2007	2006
Cash flows for operating activities
Net loss	$ (21,214,389)	$ (16,635,774)
Adjustments to reconcile net loss to net
cash used in operating activities
Net change in unrealized gains	(14,046,457)	(2,629,454)
Decrease in interest receivable	447,959	147,164
Decrease in General Partner 1 percent allocation	(562,080)	(317,354)
Increase (decrease) in accounts payable and accrued expenses	2,755,194	(427,601)
Net proceeds (purchases) of investments in United States
government and sponsored securities	86,382,321	(113,940,419)
Net purchases of commercial paper	(199,770,176)	(62,337,219)
Net cash used in operating activities	(146,007,628)	(196,140,657)
Cash flows from financing activities
Additions of units	69,597,626	121,444,191
Subscriptions received in advance	3,999,463	8,027,187
Redemption of units	(53,408,724)	(36,899,566)
Net cash provided by financing activities	20,188,365	92,571,812
Net decrease in cash and cash equivalents	(125,819,263)	(103,568,845)
Cash and cash equivalents
Beginning of period	169,619,735	253,457,354
End of period	$ 43,800,472	$ 149,888,509
End of period cash consists of:
Cash in broker trading accounts	$ 21,596,635	$ 104,146,487
Cash and cash equivalents	22,203,837	45,742,022
Total end of period cash	$ 43,800,472	$ 149,888,509

See accompanying notes.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)

For the Nine Months Ended September 30, 2007 and 2006

 (Unaudited)

__________

	Class A Interests		Class B Interests
	Units	Value	Units	Value	Total
Nine Months Ended September 30, 2007
Balances at December 31, 2006	91,632.3257	$341,384,123	35,151.8276	$162,675,970	$504,060,093
Net loss for the nine months
ended September 30, 2007	-	(15,734,551)	-	(5,479,838)	(21,214,389)
Additions	13,361.0115	48,855,501	6,002.8934	27,316,693	76,172,194
Redemptions	(8,994.5130)	(33,350,824)	(3,977.7045)	(18,250,091)	(51,600,915)
Transfers	(473.3879)	(1,736,540)	378.8123	1,736,540	-
Balance at September 30, 2007	95,525.4363	$339,417,709	37,555.8288	$167,999,274	$507,416,983

	Class A Interests		Class B Interests
	Units	Value	Units	Value	Total
Nine Months Ended September 30, 2006
Balances at December 31, 2005	75,378.5969	$263,005,434	26,635.1317	$113,386,679	$376,392,113
Net loss for the nine months
ended September 30, 2006	-	(12,341,146)	-	(4,294,628)	(16,635,774)
Additions	23,640.6145	83,239,383	12,493.3873	53,948,346	137,187,729
Redemptions	(8,836.4493)	(30,865,531)	(2,360.4211)	(10,233,967)	(41,099,498)
Transfers	(203.1434)	(667,475)	164.8917	667,475	-
Balance at September 30, 2006	89,979.6187	$302,370,665	36,932.9896	$153,473,905	$455,844,570

Net Asset Value Per Unit

September 30, 2007		December 31, 2006		September 30, 2006		December 31, 2005

Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

$3,553.17	$4,473.32	$3,725.59	$4,627.81	$3,360.44	$4,155.47	$3,489.13	$4,257.03

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

C.

Method of Reporting

The Partnership’s financial statements are presented in accordance with U.S. generally accepted accounting principles, which require the use of certain estimates made by the Partnership’s management. Gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 – “Offsetting of Amounts Related to Certain Contracts.” Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. The market value of exchange traded contracts is based on exchange settlement prices.  The market value of non-exchange traded contracts is based on third-party quoted dealer values on the inter-bank market. United States government and sponsored securities and Commercial Paper are stated at cost plus accrued interest, which approximates market value.

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

Note 2:

GENERAL PARTNER

The General Partner of the Partnership is Steben & Company, Inc., which conducts and manages the business of the Partnership.  During the nine months ended September 30, 2007 and 2006, the General Partner did not maintain a capital balance in the Partnership; however, the sole shareholder of the General Partner has an investment in Class B Interests of the Partnership.

During the nine months ended September 30, 2007 and 2006, the General Partner received the following compensation:

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

Note 5:

OPERATING EXPENSES

The Partnership is responsible for all of its operating expenses such as accounting, audit, legal, administrative, marketing and offering expenses.  Operating expenses also include salary and administrative costs incurred by the General Partner relating to marketing and administration of the Partnership, such as salaries and commissions of General Partner marketing personnel, and administrative employee salaries and related costs.  Pursuant to the terms of the Limited Partnership Agreement, operating expenses that exceed 1 percent of the average month-end net assets of the Partnership are the responsibility of the General Partner.  For the nine months ended September 30, 2007 and 2006, actual operating expenses were below and/or exceeded .75 percent (pro rated operating expense limitation) of average month-end net assets of the Partnership by ($261,488) and $236,145, respectively, with such amount included in operating expenses waived in the statement of operations.  Additionally, during the nine months ended September 30, 2007 and 2006, the General Partner voluntarily paid $1,245,822 and $810,761, respectively, of operating expenses of the Partnership, with such amounts also included in operating expenses waived in the statement of operations.  As of September 30, 2007 and December 31, 2006, $787,759 and $725,166 respectively, were payable to the General Partner for operating expenses not waived.  Such amounts are presented as accounts payable in the statements of financial condition.

Note 6:

SUBSCRIPTIONS, DISTRIBUTIONS, AND REDEMPTIONS

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. Units are sold at the net asset value per Class A or Class B unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as Limited Partners as of the beginning of the month following the month in which their subscriptions were accepted.  At September 30, 2007 and December 31, 2006, the Partnership had received subscriptions of $3,999,463 and $6,574,568, respectively, which were additions to the Partnership effective October 1, 2007 and January 1, 2007, respectively.

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

The Partnership utilizes UBS Financial Services, Inc. as its cash management securities broker for the investment of some margin excess amounts into short-term fixed income instruments including high grade commercial paper (interest bearing with some credit risk), and U.S. government and sponsored securities (interest bearing and credit risk free) with durations no longer than one year.  Fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Partnership’s U.S. government securities, although substantially all of these short-term investments are held to maturity. In addition, the Partnership invests in certain commercial paper issued by an affiliate of UBS Financial Services, Inc.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short.

The unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

	Futures Contracts		Forward Currency Contracts
	(exchange traded)		(non-exchange traded)
	September 30,	December 31,	September 30,	December 31,
	2007	2006	2007	2006
Gross unrealized gains	$ 40,872,465	$ 24,068,514	$ 29,836,792	$ 21,807,092
Gross unrealized losses	(8,388,943)	(7,766,835)	(18,627,586)	(8,462,500)
Net unrealized gain	$ 32,483,522	$ 16,301,679	$ 11,209,206	$ 13,344,592

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

Note 9:      INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedule of investments, as of September 30, 2007, the statements of operations for the three and nine months ended September 30, 2007 and 2006, the statements of cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2007 and

2006 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2007, results of operations for the three and nine months ended September 30, 2007 and 2006, cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2007 and 2006.  The results of operations for the three and nine months ended September 30, 2007 and 2006 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Form 10-K as filed with the Securities and Exchange Commission.

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

Note 11:

FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three and nine months ended September 30, 2007 and 2006.  This information has been derived from information presented in the financial statements.

	Three months ended September 30,
	2007		2006
	(Unaudited)		(Unaudited)
	Class A	Class B	Class A	Class B
	Interests	Interests	Interests	Interests

Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$3,997.44	$5,010.21	$3,516.64	$4,329.23

Loss from operations:
Loss from trading (1)	(430.28)	(539.08)	(144.76)	(166.56)
Net investment income (loss) (1)	(13.99)	2.19	(11.44)	(7.20)

Total loss from operations	(444.27)	(536.89)	(156.20)	(173.76)

Net asset value per unit at end of period	$3,553.17	$4,473.32	$3,360.44	$4,155.47

Total Return	(11.11%)	(10.72%)	(4.44%)	(4.01%)

Supplemental Data
Ratios to average net asset value:
Expenses (2), (3)	1.54%	1.10%	1.68%	1.21%
Advisor incentive fees	0.21%	0.22%	0.01%	0.01%

Total expenses	1.75%	1.32%	1.69%	1.22%

Net investment income (loss) (2), (3)	(0.39%)	0.05%	(0.33%)	0.12%

	Nine months ended September 30,
	2007		2006
	(Unaudited)		(Unaudited)
	Class A	Class B	Class A	Class B
	Interests	Interests	Interests	Interests

Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$3,725.59	$4,627.81	$3,489.13	$4,257.03

Loss from operations:
Loss from trading (1)	(42.90)	(55.58)	(53.89)	(69.46)
Net investment loss (1)	(129.52)	(98.91)	(74.80)	(32.10)

Total loss from operations	(172.42)	(154.49)	(128.69)	(101.56)

Net asset value per unit at end of period	$3,553.17	$4,473.32	$3,360.44	$4,155.47

Total Return	(4.63%)	(3.34%)	(3.69%)	(2.39%)

Supplemental Data
Ratios to average net asset value:
Expenses prior to advisor incentive fees (2), (3)	5.11%	3.75%	5.13%	3.77%
Advisor incentive fees	2.44%	2.42%	0.80%	0.79%

Total expenses	7.55%	6.17%	5.93%	4.56%

Net investment loss (2), (3)	(3.54%)	(2.16%)	(2.14%)	(0.75%)

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

(2)

All of the ratios under the supplemental data are computed net of voluntary and involuntary waivers of operating expenses.  For the nine months ended September 30, 2007 and 2006, the ratios are net of approximately .25% and .19%, respectively, of average net asset value relating to the voluntary waiver of operating expenses.  Both the nature and the amounts of the waivers are more fully explained in Note 5.

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

Gains or losses are realized when futures and forward currency contracts are liquidated. Net unrealized gains or losses on open contracts (the difference between contract price and market price) are reflected in the statement of financial condition. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government and sponsored securities and commercial paper are stated at cost plus accrued interest, which approximates market value. For purposes of both financial reporting and calculation of redemption value, Net Asset Value per Unit is calculated by dividing Partners’ Capital (Net Asset Value) by the number of outstanding Units.

As of September 30, 2007 the aggregate capitalization of the Fund was $507,416,983 of which $339,417,709 was in A units and $167,999,274 was in B units.  A units and B units differ only with regard to lower Selling Agent fees for the B units.  The net asset value per unit of limited partnership interest (“Unit”) for A units as of September 30, 2007 was $3,553.17 and for B units was $4,473.32.

Critical Accounting Policies

The Fund’s financial statements are presented in accordance with U.S. generally accepted accounting principles, which require the use of certain estimates made by management. Gains or losses are realized when futures and forward currency contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 -"Offsetting of Amounts Related to Certain Contracts." The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government and sponsored securities and commercial paper are stated at cost plus accrued interest, which approximates market value.

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

A Units of the Fund were down 8.66% for the month of July 2007 and B Units were down 8.52%. The Fund finished down for the month as global equity markets and interest rates reversed from previous trends. In previous months, the Fund’s long positions in equity indices profited from record breaking upward trends in both domestic and international equity indices. In July, growing concerns surrounding the instability of the US sub-prime mortgage market fueled reversals in equity markets that went against the Fund’s long positions. In the final week of the month equities sold off sharply, including the S&P 500, DAX, FTSE, CAC, Hang Seng and Nikkei indices. The increased volatility in the equity markets sparked a flight to safety in bonds that reversed previous downward trends in both domestic and international interest rate instruments. The sudden move in interest rates went against the Fund’s short positions creating losses for the Fund. In foreign currencies, the Japanese yen rose sharply as investors unwound their “carry” trades that also went against the Fund’s short yen positions. Energies and metals finished in positive territory offsetting some of the losses in the other sectors.

A Units of the Fund were down 9.02% for the month of August 2007 and B Units were down 8.88%. The Fund finished down in August as dramatic market reversals spilled over into additional market sectors. The sectors that began reversing in late July continued to move against their long term trends. Concerns about losses in the sub-prime mortgage markets and liquidity shortages triggered sharp reversals in energies, metals and foreign currencies. The global sell-off in equities that began in mid-July, continued into August. As equity prices fell and credit spreads widened, investors raised liquidity by selling long positions in other market sectors including metals and energies. Prices in crude oil, heating oil, copper and gold reversed from their previous trends, which went against the Fund’s long positions. Carry trades, where investors had borrowed certain foreign currencies at low interest rates and purchased higher yielding fixed income instruments in other currencies, were abruptly unwound. This unwinding of positions caused sharp devaluations of the Australian and New Zealand dollar and strong appreciation of the Japanese yen. Each of these currency re-valuations occurred simultaneously and went against the Fund’s positions. Although the results for the month were disappointing, the trading systems responded appropriately to the sudden market volatility. The systematic programs significantly reduced the Fund’s open positions in the effected market sectors and reduced risk.

A Units of the Fund were up 6.95% for the month of September 2007 and B Units were up 7.11%. The Fund had a strong finish to September with significant profits in four out of the six market sectors. The Fund’s biggest profits came from long positions in foreign currencies. The US dollar fell against most major foreign currencies following the Federal Reserve’s decision to cut interest rates by 50 basis points. The Euro, Australian dollar and Canadian dollar posted the largest gains against the dollar, which benefited the Fund's long foreign currency positions. The weaker dollar also pushed several dollar-denominated commodities to record highs. Wheat prices, which were already in an upward trend from rising demand and low inventory levels, hit a record high of $9.39 a bushel on the Chicago Board of Trade. Oil hit an all time high of $83.90 a barrel and gold climbed $742.80 an ounce. The Fund profited from long positions in each of these markets. World stock indices rallied on the Fed’s interest rate decision benefiting the Fund’s long positions, with the strongest profits coming from the Hang Seng stock index.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of September 30, 2007.  All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of July 31, August 31, and September 30, 2007, the Fund's total capitalization was $508,187,326, $468,703,359 and $507,416,983 respectively.

THIRD QUARTER 2007

	July VaR	% of Total	August VaR	% of Total	September VaR	% of Total
Market Sector	Value at Risk	Capitalization	Value at Risk	Capitalization	Value at Risk	Capitalization

Agricultural	$6,153,150	1.21%	$6,026,465	1.29%	$9,699,756	1.91%
Currency	$33,853,402	6.66%	$16,640,935	3.55%	$35,463,034	6.99%
Energy	$8,475,318	1.67%	$6,488,724	1.38%	$15,210,065	3.00%
Financial Indices	$15,152,851	2.98%	$4,107,361	0.88%	$13,905,314	2.74%
Interest Rates	$11,328,380	2.23%	$9,344,391	1.99%	$12,474,180	2.46%
Metals	$5,547,378	1.09%	$6,864,255	1.46%	$10,909,994	2.15%
Total	$80,510,479	15.84%	$49,472,131	10.55%	$97,662,343	19.25%

Total Fund Capitalization	508,187,326		468,703,359		507,416,983

         Of the (11.11%) return for the quarter ended September 30, 2007 for A Units, approximately (10.76%) was due to trading losses (after commissions) and approximately 1.24% was due to interest income, offset by approximately (1.59%) in incentive fees, management fees, selling agent fees and operating costs borne by the Fund.  Of the (10.72%) return for the quarter ended September 30, 2007 for B Units, approximately (10.76%) was due to trading losses (after commissions) and approximately 1.24% was due to interest income, offset by approximately (1.20%) in incentive fees, management fees, selling agent fees and operating costs borne by the Fund.

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

Non-Trading Risk

         The Fund has non-trading market risk on its foreign cash balances not needed for margin.  However, these balances (as well as the market risk they represent) are immaterial. The Fund also has non-trading market risk as a result of investing a substantial portion of its available assets in U.S. government and sponsored securities and high grade commercial paper. The market risk represented by these investments is immaterial.

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

         The following were the primary trading risk exposures of the Fund as of September 30, 2007, by market sector.

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

Energy

         The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East.  As of September 30, 2007, crude oil, heating oil and unleaded gas are the dominant energy market exposures of the Fund. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Metals

         The Fund's metals market exposure is to fluctuations in the price of aluminum, copper, gold, nickel and zinc.

Agricultural

         During 2007, the Fund's agricultural exposure was to soybeans, wheat, corn, coffee and cotton.

Qualitative Disclosures Regarding Non-Trading Risk Exposure.

         The following were the only non-trading risk exposures of the Fund as of September 30, 2007:

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Between July and September 2007, the Fund issued Units at monthly closings as set forth in the following chart. However, pursuant to Regulation Section 229.701 Item 701(d), the Fund enjoys the private offering exemption within the Securities Exchange Act of 1933 Section 4(2). The Fund is privately offered and sold to “accredited investors” as defined in Securities Exchange Act of 1933 Rule 501(a).

Schedule on Number and Dollar Amount of Interests
(Additions)
(Includes both A and B Units)

	Dollar Amount	Number of
Month	of Interests	Additional Units
	Sold	Sold

July 2007	$7,192,377	1,652.4108
August 2007	$10,880,257	2,713.2016
September 2007	$11,656,236	3,217.0290

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

November 14, 2007

Kenneth E. Steben

Chief Executive Officer

(Principal Executive Officer)

By:

/s/ Ahmed S.Hassanein

November 14, 2007

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

Date:  November 14, 2007

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

By:

/s/ Ahmed S. Hassanein

Date: November 14, 2007

Ahmed S. Hassanein

Chief Financial Officer

(Principal Financial Officer)

EXHIBIT 32.01

Section 1350 Certification

In connection with this quarterly report of Futures Portfolio Fund Limited Partnership (the “Company”) on Form 10-Q for the quarter ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (this “Report”) I, Kenneth E. Steben, Chief Executive Officer of Steben & Company, Inc., the General Partner of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1.  This Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/ Kenneth E. Steben

Date:  November 14, 2007

Kenneth E. Steben

Chief Executive Officer

(Principal Executive Officer)

EXHIBIT 32.02

Section 1350 Certification

In connection with this quarterly report of Futures Portfolio Fund Limited Partnership (the “Company”) on Form 10-Q for the quarter ended September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (this “Report”), I, Ahmed Hassanein, Chief Financial Officer of Steben & Company, Inc., the General Partner of the Company certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant of the Sarbanes-Oxley Act of 2002, that:

1.  This Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.  The information contained in this Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:

/s/ Ahmed S. Hassanein

Date:  November 14, 2007

Ahmed S. Hassanein

Chief Financial Officer

(Principal Financial Officer)