Form 10-K
period 2007-12-31
FUTURES PORTFOLIO FUND L.P.
filed 2008-03-28
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
________________________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _______

Commission file number:  000-50728

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)
Maryland	52-1627106
(State of Incorporation)	( IRS Employer Identification No.)

c/o Steben & Company, Inc.
2099 Gaither Road, Suite 200
Rockville, Maryland 20850
(Address of Principal Executive Office)(zip code)

(240) 631-9808
Registrant’s telephone number, including area code:
________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates: the registrant is a limited partnership; as of December 31, 2007, 94,188.7078 Class A units and 36,968.6171 Class B units with an aggregate value of $364,289,314 and $180,817,671 respectively, were outstanding.

Securities to be registered pursuant to Section 12(b) of the Act: NONE
Securities to be registered pursuant to Section 12(g) of the Act:  Limited Partnership Interests

Documents Incorporated by Reference

Registrant's Financial Statements for the year ended December 31, 2007 with Report of Independent Registered Public Accounting Firm and the annual report to security holders for the fiscal year ended December 31, 2007, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

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

Under its Limited Partnership Agreement (“Partnership Agreement”), the Fund has delegated the exclusive management of all aspects of the business and administration of the Fund to the Fund’s general partner, Steben & Company, Inc. (“Steben & Company”, or the “General Partner”), a Maryland corporation organized in February 1989.  Steben & Company is registered with the Commodity Futures Trading Commission (“CFTC”) as a Commodity Pool Operator (“CPO”) and an Introducing Broker and is a member of the National Futures Association (“NFA”) in such capacities.  Steben & Company is registered with the Securities and Exchange Commission (“SEC”) as a broker dealer and is a member of FINRA in such capacity.  Steben & Company is registered with the Securities & Exchange Commission as a registered investment advisor.  The Fund is not a registered investment company.

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

As of December 31, 2007, the aggregate capitalization of the Fund was $545,106,985.  The net asset value per limited partnership interest (“Unit”) of the Class A Units was $3,867.65, and the net asset value of the Class B Units was $4,891.11.

(b)	Financial information about segments.

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative “commodity pool.”  The Fund does not engage in sales of goods or services.

(c)	Narrative description of business.

General

The purpose of the Fund is to engage in the speculative trading, buying, selling, or otherwise acquiring, holding or disposing of commodities, including futures contracts, option contracts, forward contracts, swaps and any other rights pertaining thereto for such other purposes as may be incidental or related thereto.

The Fund trades speculatively in a fully diversified portfolio of U.S. and international futures markets, including energy products, agricultural products,  precious and base metals, stock market indices, interest rates (short-term and long-term) and foreign currencies (majors, minors and cross rates).  The Fund also trades currency forwards, as well as options, swaps, and may trade forwards on markets other than currencies in the future.

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

Trading Advisors and Allocations of the Fund

As of December 31, 2007 the Trading Advisors of the Fund and the allocation of the Fund’s assets are reflected as follows:

	As a % of Total Allocations	As a % of Total Fund Equity
Altis Partners (Jersey), Ltd.	17%	22%
Aspect Capital, Ltd.	25%	32%
Campbell & Company, Inc.	1%	1%
Quantitative Investment Management, LLC	18%	23%
Sunrise Capital Partners, LLC	16%	20%
Winton Capital Management, Ltd.	23%	30%

These allocations are subject to change at the General Partner’s sole discretion.

While past performance is not indicative of future results, the General Partner believes it is in the interests of the Fund to select those Trading Advisors who have demonstrated ability during their trading history.  Consideration is given to the consistency of past returns.  Also considered are each Trading Advisor’s reputation, personnel, integrity and trading psychology, as well as its overall trading skill, money management, administrative support and the total amount of funds under management.  Finally, the General Partner uses its discretion and judgment in applying each of the above factors in making a final determination to include a particular Trading Advisor in the Fund.

Charges

Each A Unit is subject to the same ongoing charges as all other A Units.  Each B Unit is subject to the same ongoing charges as all other B Units.

Total expenses, other than the Trader’s performance incentive fees, as a percentage of the Fund's average month-end net assets for the years ended December 31, 2007, 2006 and 2005 were 6.06%, 6.37%, and 6.7%, respectively.

Recipient	Nature of Payment	Amount of Payment
Steben & Company, Inc.	Management Fee (asset-based)
A monthly management fee of 0.1625% per month (1.95% annually) for Class A units & 0.1625% (1.95% annually) for Class B units of Fund Net Assets at the end of each month.  Steben & Company may pay a portion of its monthly management fee on an ongoing basis to selected agents who have sold the Units, in return for their provision of ongoing services to the Limited Partners.

The General Partner will receive an allocation pro rata from the other Partners of 1% of any increase (or decrease) in the Fund’s Net Assets, without regard to additions and withdrawals.

Trading Advisors	Management Fees (asset-based)
The Trading Advisors will receive monthly management fees based upon the assets under their management as follows:
•       Altis Partners (Jersey), Ltd: 0.083%  monthly (1% per year)
•       Aspect:                                      0.167%  monthly (2% per year)
•       Campbell*:                                 0.083% monthly (1% per year)
•       Quantitative Investment:             0  %  monthly (0% per year)
•       Sunrise:                                       0.083% monthly (1% per year)
•       Winton Capital Management, Ltd:  0.167% monthly (2% per year)
*As of January 1, 2008, Campbell & Company, Inc. is no longer a Trading Advisor for the Fund.  As of January 2, 2008, BlueCrest Capital Management, L.P. has been added as a Trading Advisor of the Fund with 0.167% monthly (2% per year) management fees.

Recipient	Nature of Payment	Amount of Payment
Trading Advisors	Incentive Fees
The Trading Advisors receive incentive fees for any “Net New Trading Profits” generated on the portion of the Fund the respective Trading Advisor manages as follows:
•         Altis  Partners (Jersey), Ltd                      25%
•         Aspect:                                                        20%
•         Campbell*:                                                  25%
•         Quantitative Investment:                          30%
•         Sunrise:                                                        25%
•        Winton Capital Management Ltd.:           20%
*As of January 1, 2008, Campbell & Company, Inc. is no longer a Trading Advisor for the Fund.  As of January 2, 2008, BlueCrest Capital Management, L.P. has been added as a Trading Advisor of the Fund with 20% incentive fee.

Commodity brokerage commissions and related fees	Clearing Brokers
Effective January 1, 2007, the Fund paid brokerage commissions on U.S. futures exchanges at the rate of $2.44 to $11.04 per “round-turn” futures transaction which includes NFA, execution, clearing and exchange fees.  Brokerage commissions will be higher for trades executed on some foreign exchanges.  Effective December 1, 2007, the Fund pays commissions at the rate of $1.00 to $10.32 per “round-turn” transaction.

Newedge Financial, Inc.	Forward Counterparty Execution
A portion of the forward counterparty’s execution costs are included in the price of each forward contract purchased or sold, and, accordingly, such costs cannot be determined but are charged. Prime brokerage fees, combined with the futures broker’s charges, usually equal approximately 1% of the Fund’s net assets.  Newedge Financial Services, Inc., the Fund’s primary forward counterparty charges a $20 per million per round turn service charge.

Selling Agents	Selling Agent Fees
A monthly fee of 0.1667% (2% per year) of the net asset value for A units and 0.0167% (0.2% per year) of the net asset value for B units will be charged to the Fund and paid to the Selling Agents.  To the extent the General Partner is responsible for the sale of Units, or in cases where the Selling Agent does not receive this fee, the General Partner will retain these monthly fees.

Steben & Company	Professional Fees
The Fund paid its accounting, audit, legal, administrative and offering expenses estimated at approximately 0.75% of the average month-end net asset value during January and February 2007 and at 0.65% of the average month-end net asset value effective March 2007. However, if and to the extent these expenses (other than extraordinary costs, none of which are anticipated) exceed 1.00% of the Fund’s average month-end net assets per calendar year, the General Partner will reimburse the Fund for such excess after the close of the applicable year.  These expenses during the years ended 2007, 2006 and 2005 were 0.67%,   0.75%, and 0.84% of the Fund’s average net asset value, respectively.

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

Use of Money Market Instruments. Prior to the issuance of Units at monthly closings, an investor’s subscription proceeds are maintained in an escrow account at Bank of America, which earns interest that will accrue to the benefit of the investor.  The Fund also maintains an operating account at Bank of America which earns interest that will accrue to the benefit of the Fund.  In addition, a percentage of the Fund’s assets may be maintained in a money market account with UBS Financial Services, Inc. which earns interest that will accrue for the benefit of the Fund. These money market accounts invest primarily in high quality short term money market instruments.  Although these investments are considered to be high quality, some of the securities utilized by the money market funds are neither guaranteed by the U.S. government nor supported by the full faith and credit of the U.S. government.  There is some default risk that an issuer of the short term money market instruments utilized in the money market accounts may fail to pay the interest and principal in a timely manner, or that negative perceptions about the issuer’s ability to make such payments will cause the price of these instruments to decline in value.

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

Use of Electronic Trading. The Traders may utilize electronic trading while implementing their strategies on behalf of the Partnership’s account. Electronic trading differs from traditional methods of trading.  Electronic system transactions are subject to the rules and regulations of the exchanges offering the system or listing the specific contracts.  Attributes of electronic trading may vary widely among the various electronic trading systems with respect to order requirements, processes and administration. There may also be differences regarding conditions for access and reasons for termination and limitations on the types of orders that may be placed into the system.  These factors may present various risk factors with respect to trading on or using a specific system.  Electronic trading systems may also possess particular risks related to system access, varying response times and security procedures.  Internet enabled systems may also have additional risks associated with service providers and the delivery and monitoring of electronic communications.

Electronic trading may also be subject to risks associated with system or component failure.  In the event of system or component failure, it is possible that a Trader may not be able to initiate new orders, fill existing orders or modify or cancel orders that were previously entered, as well as exit existing positions.  System or component failure may also result in loss of orders or order priority.  Some contracts offered on an electronic trading system may also be traded electronically and through open outcry during the same trading hours. Exchanges offering an electronic trading system which lists contracts may have implemented rules to limit their liability, the liability of futures brokers, as well as software and communication system vendors and the damages that may be collected for system inoperability and delays.  These limitations of liability provisions may vary among the various exchanges.

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

As of December 31, 2007, there were 4,958 and 1,961 holders of A Units and B Units, respectively.

(c)	Dividends

The General Partner has sole discretion in determining what distributions, if any, the Fund will make to its limited partners.  The General Partner has not made any distributions as of the date hereof.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

None

(e)	Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

A and B units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. Sales of the A Units and B Units during the fourth quarter 2007 were as follows:

	OCTOBER	NOVEMBER	DECEMBER

A UNITS

Units Sold	948.8223	1,515.5398	866.7780
Net Asset Value / Unit	$3,553.16575	$3,851.67952	$3,776.43408

B UNITS

Units Sold	255.4590	314.4430	338.6421
Net Asset Value / Unit	$4,473.32091	$4,856.37714	$4,768.60428

The proceeds of the offering are deposited in the Fund’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with the Fund’s trading policies and its trading advisors' respective trading strategies.

ITEM 6: Selected Financial Data.

	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004	For the Year Ended December 31, 2003
Income Statement Items:
Gain(loss) from Trading – Realized and unrealized	$48,018,852	$46,500,317	$29,400,404	$16,756,129	$9,008,846
Brokerage commissions	(2,283,456)	(1,715,388)	(1,551,942)	(1,346,001)	(246,478)
Gain from trading	45,735,396	44,784,929	27,848,462	15,410,128	8,762,368

Interest income	26,770,478	22,657,865	10,397,655	1,863,091	339,961

Expenses:

General Partner management fee	10,186,030	8,822,422	6,106,364	3,397,591	655,881
General Partner 1 percent allocation	250,318	347,793	127,493	21,822	51,412
Trading Advisor management fees	9,712,368	8,858,211	5,730,444	2,517,558	384,029
Advisor incentive fee	16,604,111	4,989,571	6,384,615	4,956,093	2,101,829
Selling agents’ fee	7,375,387	6,385,159	4,727,082	2,733,183	480,685
Net Operating expenses	3,596,134	3,608,118	2,548,276	1,486,548	338,913

Net Income (loss)	$24,781,526	$34,431,520	$12,621,843	$2,160,424	$5,089,580

Balance Sheet Items:

Total assets	$562,253,689	$525,148,484	$400,445,406	$263,976,749	$88,617,926
Total Partners’ capital	$545,106,985	$504,060,093	$376,392,113	$254,801,257	$77,765,859

Class A Units:

Net asset value per Unit	$3,867.65	$3,725.59	$3,489.13	$3,429.59	$3,418.95

Increase in net asset value per Unit	$142.06	$236.46	$59.54	$10.64	$452.19

Class B Units:

Net asset value per Unit	$4,891.11	$4,627.81	$4,257.03	$4,110.43	$4,022.67

Increase in net asset value per Unit	$263.30	$370.78	$146.60	$87.76	$597.05

FUTURES PORTFOLIO FUND
Supplementary Summarized Quarterly Data
For the First and Second Quarters for 2007 and 2006

	March 31, 2007		June 30, 2007
	Class A Interests	Class B Interests	Class A Interests	Class B Interests

Net Income (Loss)	$(26,781,365)	$(12,250,407)	$52,861,529	$26,208,096

Increase (Decrease) in Net Asset Value Per Unit	$(286.85)	$(337.44)	$558.70	$719.84

Net Asset Value Per Unit	$3,438.74	$4,290.37	$3,997.44	$5,010.21

Ending Net Asset Value	$321,774,891	$154,267,270	$373,991,499	$180,083,561

	March 31, 2006		June 30, 2006
	Class A Interests	Class B Interests	Class A Interests	Class B Interests

Net Income (Loss)	$8,853,281	$4,801,852	$(7,305,227)	$(2,883,650)

Increase (Decrease) in Net Asset Value Per Unit	$111.05	$155.19	$(83.54)	$(82.99)

Net Asset Value Per Unit	$3,600.18	$4,412.22	$3,516.64	$4,329.23

Ending Net Asset Value	$281,239,646	$135,640,168	$304,374,244	$149,438,511

FUTURES PORTFOLIO FUND
Supplementary Summarized Quarterly Data
For the Third and Fourth Quarters for 2007 and 2006

	September, 2007		December, 2007
	Class A Interests	Class B Interests	Class A Interests	Class B Interests

Net Income (Loss)	$(41,814,715)	$(19,437,527)	$30,216,360	$15,779,555

Increase (Decrease) in Net Asset Value Per Unit	$(444.27)	$(536.89)	$314.48	$417.79

Net Asset Value Per Unit	$3,553.17	$4,473.32	$3,867.65	$4,891.11

Ending Net Asset Value	$339,417,709	$167,999,274	$364,289,314	$180,817,671

	September, 2006		December, 2006
	Class A Interests	Class B Interests	Class A Interests	Class B Interests

Net Income (Loss)	$(13,889,200)	$(6,212,830)	$33,783,249	$17,284,045

Increase (Decrease) in Net Asset Value Per Unit	$(156.20)	$(173.76)	$365.15	$472.34

Net Asset Value Per Unit	$3,360.44	$4,155.47	$3,725.59	$4,627.81

Ending Net Asset Value	$302,370,665	$153,473,905	$341,384,123	$162,675,970

Supplementary Financial Information

Futures Portfolio Fund (Class A Units)
NAV per Unit	2007	2006	2005	2004	2003

January	$3,827.77	$3,530.23	$3,202.63	$3,486.39	$3,298.81
February	$3,594.35	$3,467.04	$3,215.17	$3,801.30	$3,566.57
March	$3,438.74	$3,600.18	$3,256.96	$3,800.61	$3,329.98
April	$3,625.90	$3,659.24	$3,164.24	$3,477.92	$3,370.95
May	$3,838.15	$3,567.64	$3,256.47	$3,442.62	$3,493.74
June	$3,997.44	$3,516.64	$3,359.43	$3,255.89	$3,331.19
July	$3,651.43	$3,398.67	$3,319.98	$3,206.99	$3,143.59
August	$3,322.12	$3,400.31	$3,270.90	$3,129.38	$3,204.49
September	$3,553.17	$3,360.44	$3,353.14	$3,131.05	$3,164.24
October	$3,851.68	$3,474.10	$3,393.57	$3,299.78	$3,281.63
November	$3,776.43	$3,498.74	$3,543.88	$3,449.68	$3,238.83
December	$3,867.65	$3,725.59	$3,489.13	$3,429.59	$3,418.95

Futures Portfolio Fund (Class B Units)
NAV per Unit	2007	2006	2005	2004	2003

January	$4,761.78	$4,313.61	$3,845.00	$4,108.34	$3,814.99
February	$4,477.84	$4,242.72	$3,864.82	$4,486.70	$4,131.04
March	$4,290.37	$4,412.22	$3,920.90	$4,492.74	$3,862.80
April	$4,530.63	$4,491.29	$3,814.89	$4,117.57	$3,916.34
May	$4,803.19	$4,385.40	$3,931.95	$4,081.99	$4,065.30
June	$5,010.21	$4,329.23	$4,062.34	$3,866.47	$3,881.99
July	$4,583.36	$4,190.24	$4,020.63	$3,814.21	$3,668.83
August	$4,176.22	$4,198.52	$3,967.04	$3,727.61	$3,747.25
September	$4,473.32	$4,155.47	$4,072.85	$3,735.31	$3,705.83
October	$4,856.38	$4,302.46	$4,128.12	$3,942.68	$3,849.25
November	$4,768.60	$4,339.43	$4,317.40	$4,128.13	$3,804.86
December	$4,891.11	$4,627.81	$4,257.03	$4,110.43	$4,022.67

FUTURES PORTFOLIO FUND, L.P. (CLASS A UNITS)

Rate of Return	2007	2006	2005	2004	2003

January	2.74	1.18	(6.62)	1.97	11.19
February	(6.10)	(1.79)	0.39	9.03	8.12
March	(4.33)	3.84	1.30	(0.02)	(6.63)
April	5.44	1.64	(2.85)	(8.49)	1.23
May	5.85	(2.50)	2.91	(1.01)	3.64
June	4.15	(1.43)	3.16	(5.42)	(4.65)
July	(8.66)	(3.35)	(1.17)	(1.50)	(5.63)
August	(9.02)	0.05	(1.48)	(2.42)	1.94
September	6.95	(1.17)	2.51	0.05	(1.26)
October	8.40	3.38	1.21	5.39	3.71
November	(1.95)	0.71	4.43	4.54	(1.30)
December	2.42	6.48	(1.55)	(0.58)	5.56

Year	3.81	6.78	1.74	0.31	15.25

FUTURES PORTFOLIO FUND, L.P. (CLASS B UNITS)

Rate of Return	2007	2006	2005	2004	2003

January	2.89	1.33	(6.48)	2.13	11.37
February	(5.96)	(1.64)	0.54	9.21	8.28
March	(4.19)	4.00	1.45	0.13	(6.49)
April	5.60	1.79	(2.70)	(8.35)	1.39
May	6.02	(2.36)	3.07	(0.86)	3.80
June	4.31	(1.28)	3.32	(5.28)	(4.51)
July	(8.52)	(3.21)	(1.03)	(1.35)	(5.49)
August	(8.88)	0.20	(1.33)	(2.27)	2.14
September	7.11	(1.03)	2.67	0.21	(1.11)
October	8.56	3.54	1.36	5.55	3.87
November	(1.81)	0.86	4.59	4.70	(1.15)
December	2.57	6.65	(1.40)	(0.43)	5.72

Year	5.69	8.71	3.57	2.18	17.43

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

Results of Operations

The returns for A units for the years ended December 31, 2007, 2006 and 2005 were 3.81%, 6.78%, and 1.74%, respectively. The returns for B units for the years ended December 31, 2007, 2006 and 2005 were 5.69%, 8.71%, and 3.57%, respectively. Further analysis of the trading gains and losses is provided below.

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

A Units of the Fund were up 8.40% for the month of October 2007 and B Units were up 8.56%. Significant profits in four out of six market sectors led to another strong month for the Fund. The biggest profits came from long positions in the energy and foreign currency sectors. Tensions in the Middle East and a falling US dollar contributed to record price increases in the energy complex. By the end of the  month crude oil closed at an all-time nominal high of $94.53 a barrel. Rising prices in energy benefited the Fund’s long crude oil and heating oil positions. Expectations that the Federal Reserve might lower short-term interest rates in the U.S. fueled selling pressure on the US dollar that gave rise to profits from long positions in the Australian dollar, euro, Canadian dollar and British pound. World stock indices also continued to rise, benefiting the Fund’s long positions in equity indices. In metals, the lower dollar stimulated a rise in the price of precious metals. By the end of the month, gold hit $795 an ounce; its highest level since January 1980. The upward trends in precious metals created profits for the Fund’s long metals positions.

A Units of the Fund were down 1.95% for the month of November 2007 and B Units were down 1.81%. The Fund experienced a net loss in November as profits from interest rate instruments and agricultural commodity sectors were offset by losses in currencies, equity indices and metals. News surrounding sub-prime mortgage problems continued to affect most financial markets. Long positions in Eurodollars, international bonds and domestic bonds created the Fund’s largest profits. Concerns that the credit market problems might slow capital spending helped erode U.S. and international equity prices, which hurt the Fund’s net long positions in those markets. As U.S. interest rates fell, the value of the U.S. dollar declined against many foreign currencies, which led to losses in that sector by the end of the month. Base metal prices fell this month on fears of a slowing economy including copper which fell to its lowest level since March 2007. The fall in prices went against the long term upward trend in metals creating losses for the Fund’s long positions.

A Units of the Fund were up 2.42% for the month of December 2007 and B Units were up 2.57%. The Fund generated a profit in December and closed out the year with a positive return. Profits from agricultural commodities, energy and metals offset losses from interest rate instruments, equity indices and foreign currencies. Agricultural commodity prices continued to trend higher on growing global demand and supply constraints. The rise in agricultural prices benefited the Fund’s long commodity positions including soybeans, corn and wheat. Long energy positions profited from rising prices, including light crude oil which ended the year near $98 per barrel. Metals prices, including gold, zinc, copper and aluminum trended higher, benefiting the Fund’s long positions in those contracts. A sell-off in long term interest rate instruments this month went against the Fund’s long positions. The sharp fall in prices came after the Federal Reserve announced a smaller than anticipated interest rate cut.

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

A Units of the Fund were up 3.38% for the month of October 2006 and B Units were up 3.54%.  The Fund's profits in October came from stock indices, currencies, metals and the energy sector.  Domestic and international stock indices continued to rally this month benefiting the Fund’s long positions.  US Stock indices posted a series of record highs including the Dow Jones Industrial Average which passed through the 12,000 mark for the first time.  The S&P 500 and NASDAQ indices continued their upward trend as did the DAX, Nikkei and FTSE.  Short US dollar positions were also profitable for the Fund.  The dollar traded lower after the U.S. Federal Reserve Bank announced it would leave short-term interest rates at 5.25%.  The dollar fell to three-week lows against the yen and euro.  The Fund profited from rising base metal prices including lead, zinc, nickel and aluminum.  Gains in the energy sector came from the Fund’s short crude and heating oil positions.  A broad downtrend in energy prices persisted for much of the month amid market perceptions of ample oil supplies.

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

Critical Accounting Policies

The preparation of the Fund’s financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Futures, options on futures and forward contracts are recorded on a trade date basis and gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 -"Offsetting of Amounts Related to Certain Contracts." The market value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period.  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.  United States government and government sponsored agency securities, and commercial paper are stated at cost plus accrued interest, which approximates market value.

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

The Fund will utilize high grade short-term commercial paper, which is an unsecured, short-term debt instrument issued by a corporation with maturities rarely longer than 270 days.  Commercial paper is not usually backed by any form of collateral, so only firms with high-quality debt rating will be used.  As commercial paper is not backed by the full faith and credit of the U.S. government, if the issuing corporation defaults on their obligations to the Fund, the Fund bears the risk of loss of the amount expected to be received.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of December 31, 2007 and December 31, 2006.  All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of December 31, 2007, the Fund's total capitalization was $545,106,985.  As of December 31, 2006, the Fund’s total capitalization was $504,060,093.

FISCAL YEAR 2007

	2007	2007	2006	2006
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural Commodities	$9,269,647	1.70%	$3,360,108	0.67%
Currencies	$20,235,368	3.71%	$41,858,070	8.30%
Energy	$14,281,139	2.62%	$8,864,330	1.76%
Interest Rates	$16,934,317	3.11%	$14,401,557	2.86%
Metals	$10,337,905	1.90%	$5,009,708	0.99%
Stock Indices	$11,788,343	2.16%	$27,654,490	5.49%
Total	$82,846,719	15.20%	$101,148,263	20.07%

Of the 3.81% return for the year ended December 31, 2007 for A Units, approximately 8.45% was due to trading gains (after commissions) and approximately 5.17% was due to interest income, offset by approximately 9.81% in performance fees, management fees, selling agent fees and operating costs borne by the Fund.  Of the 5.69% return for the year ended December 31, 2007 for B Units, approximately 8.53% was due to trading gains (after commissions) and approximately 5.21% was due to interest income, offset by approximately 8.06% in performance fees, management fees, selling agent fees and operating costs borne by the Fund.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2007, by market sector.

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

The following were the only non-trading risk exposures of the Fund as of December 31, 2007.

Foreign Currency Balances

The Fund's primary foreign currency balances are in Euros, Japanese Yen, British Pounds, Australian Dollars, Hong Kong dollars and Canadian dollars.  The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than once a week).

U.S. Government and Government Sponsored Agency Securities and Commercial Paper Positions

The Fund utilizes UBS Financial Services, Inc. as its cash management securities broker for the investment of some margin excess amounts into short-term fixed income instruments including high grade commercial paper (interest bearing with some credit risk), U.S. government sponsored agency securities (interest bearing and credit risk free) with durations no longer than one year. In addition, U.S. government securities are held with Newedge Financial, Inc. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Fund's short term investments; although substantially all of these short term investments are held to maturity.

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

ITEM 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

The Board of Directors of Steben & Company, Inc., the General Partner for Futures Portfolio Fund, LP (“Fund”) has engaged McGladrey & Pullen, LLP as the independent registered public accounting firm for the fund for the years ended December 31, 2007 and 2006.  The auditor of the Fund for 2005 was Altschuler, Melvoin and Glasser LLP.  On January 17, 2007, the General Partner was notified that a majority of the partners of Altschuler, Melvoin and Glasser LLP (AM&G) had become partners of McGladrey & Pullen, LLP and, as a consequence, that AM&G had resigned and would no longer be the auditor for the Fund.  McGladrey & Pullen, LLP was appointed as the Fund’s new auditor.

ITEM 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the General Partner, including its Chief Executive Officer and Chief Financial Officer, the Fund evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2007 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Fund required to be included in the Fund’s periodic SEC filings.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the General Partner is responsible for establishing and maintaining adequate internal control over financial reporting by the Fund.

The General Partner’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Fund’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Fund are being made only in accordance with authorizations of management of the Fund; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2007, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2007, the Fund’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

Management’s annual report was not subject to attestation by the Fund’s registered  public accounting firm pursuant to temporary rules of the SEC that permit the Fund to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no significant changes made in our internal controls during the most recently completed fiscal quarter or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their last evaluation.

ITEM 9B: Other Information

None

PART III

ITEM 10: Directors, Executive Officers, and Corporate Governance

10(a) and 10(b) Identification of Directors and Executive Officers

The Fund itself has no directors or officers and has no employees.  It is managed by the General Partner in its capacity as General Partner.  The Kenneth E. Steben Revocable Trust dated January 29, 2008 (“Trust”) is the sole shareholder of the General Partner and Mr. Kenneth E. Steben is the sole trustee and beneficiary of the Trust.  The directors and executive officers of the General Partner are Kenneth E. Steben, Ahmed S. Hassanein, Michael D. Bulley, Barry R. Gainsburg, and Neil D. Menard.

Executive Officers

Kenneth E. Steben is the General Partner’s founder, President, Chief Executive Officer and a Director. Mr. Steben is registered with the CFTC as an associated person and with FINRA as a general securities principal.  Mr. Steben, born in 1955, received his Bachelors Degree in Interdisciplinary Studies, with a concentration in Accounting in 1979 from Maharishi University of Management.  Mr. Steben has been a licensed stockbroker since 1981 and a licensed commodities broker since 1983. From 1981 to 1989, Mr. Steben was, sequentially, a registered representative and associated person of Moseley Securities and Dean Witter, and a General Securities, Commodities, Municipal and Options Principal for Carey Jamison & Company.  Mr. Steben founded Steben & Company, Inc. in 1989. He was a registered representative of H. Beck, Inc., a broker-dealer, until August 2002, at which time Steben & Company, Inc. became registered as a broker dealer. Mr. Steben holds his Series 3, 5, 7, 24, 63 and 65 FINRA and NFA licenses.  Mr. Steben is a Member of the CPO/CTA Advisory Committee to the NFA.   Mr. Steben has been a Principal, and an Associated Person since March 15, 1989 and is a General Securities Principal of Steben & Company, Inc.

Ahmed S. Hassanein, is Chief Operating Officer, Chief Financial Officer and a Director.  Mr. Hassanein, born in 1972, received his Bachelor of Science in Accounting from the University of Maryland at College Park in 1994 and his Masters in Business Administration with a concentration in Finance from Marymount University in 2000.  Prior to joining Steben & Company in April 2007, Mr. Hassanein served in a number of key positions at Friedman, Billings, Ramsey Group, Inc., a financial services firm that provides investment banking, institutional brokerage and research, and asset management services in the United States and Europe, from March 1997 to March 2007. Most recently, Mr. Hassanein was Senior Vice President of the Asset Management Group where he was responsible for the oversight of all finance, accounting, operational and administration functions for the Alternative Asset, Mutual Fund and Private Wealth Groups which, on a combined basis, managed approximately $2.5 billion in assets. Prior to that, Mr. Hassanein was part of Friedman, Billings, Ramsey Group, Inc.’s Principal Investing Group where he was responsible for the administration, marketing and investor relations of two commercial paper conduits with a combined program size of $17 billion. Before joining the Principal Investing Group, Mr. Hassanein spent over six years in Friedman, Billings, Ramsey Group, Inc.'s Finance Group where he was an integral part of the firm’s Initial Public Offering in December 1997 and served in various capacities including Corporate Controller. From August 1994 to February 1997, Mr. Hassanein was an Audit Senior at Deloitte & Touche LLP. Mr. Hassanein is a Certified Public Accountant, holds his Series 7 and 63 FINRA licenses and is a registered representative and the Financial Operations Principal of Steben & Company.

Michael D. Bulley is Senior Vice President of Research and Risk Management, and a Director.  Mr. Bulley, born in 1957, received his Bachelors Degree in Electrical Engineering from the University of Wisconsin – Madison in 1980 and his Masters in Business Administration with a concentration in Finance from Johns Hopkins University in 1998.  Prior to joining Steben & Company in November 2002, Mr. Bulley was CEO of Adaptive Digital Technologies, Inc., a telecommunications digital signal processor software development company from October 2001 to December 2002.  From April 1999 to October 2001, Mr. Bulley was Vice President, Telecommunications Technology for TriCapital Corporation, a boutique investment banking and venture capital firm.  From January 1981 to April 1999, Mr. Bulley served in various management positions at telecommunications and satellite communications companies, including Motorola, Loral Advanced Technology Laboratory, GTE Spacenet, Comsat RSI and RSI (Tri-Point Global).  Mr. Bulley was a staff instructor in financial modeling at Johns Hopkins School of Professional Studies in Business & Education on a part time basis from January 2000 until December 2005.  Mr. Bulley holds his Series 3, 28 and 30 FINRA and NFA licenses.  Mr. Bulley has been a Principal and an Associated Person of Steben & Company, Inc. since February 11, 2003 and January 18, 2003, respectively.

Barry R. Gainsburg is the General Partner’s General Counsel and Chief Compliance Officer.  Mr. Gainsburg, born in 1968, received his Bachelor of Arts in Political Science from Johns Hopkins University in 1990 and his Juris Doctorate from Hofstra Law School in 1993. Mr. Gainsburg joined Steben & Company, Inc. in November 2007 and became a registered Principal and Associated Person of the firm in December 2007.  Prior to joining Steben & Company, Mr. Gainsburg was Director of Compliance at John W. Henry & Company, Inc., a commodity trading advisor and commodity pool operator, from March 2001 to November 2007, as well as its affiliates Westport Capital Management Corporation, Global Capital Management Limited and JWH Securities, Inc.  From October 2000 through January 2001, Mr. Gainsburg was Director of Compliance for Sterling Financial Investment Group, Inc. From March 2000 to September 2000, Mr. Gainsburg was General Counsel and Director of Compliance at Colonial Direct Financial Group, Inc.  From April 1999 to March 2000, Mr. Gainsburg was an attorney at Stein, Rosenberg & Winikoff, P.A., primarily engaged in securities related matters. From June 1996 to January 1999, Mr. Gainsburg was Corporate Counsel and Compliance Officer at Adams, Viner & Mosler Ltd./III Offshore Advisors. Mr. Gainsburg is admitted to practice law in the states of New York and Florida. Mr. Gainsburg holds his Series 3, 7, 24 and 63 NFA and FINRA licenses.

Neil D. Menard is Director of Sales and Marketing.  Mr. Menard, born in 1967, graduated from Colby College in 1989 with a BA in political science.  Prior to joining Steben & Company in July of 2006, Mr. Menard was the Director of Sales for Engagement Systems, LLC, a strategic outsource solution for independent financial advisors from October 2004 to June of 2006.  From July 1997 to October 2004, Mr. Menard served in a number of key positions for SEI Investments.  As the Managing Director of New Business Development, Mr. Menard created sales and selection systems for the new business development team and utilized these processes to select independent investment advisors for SEI. Previously, he served as an SEI regional director with responsibility for sales and marketing activities within the Registered Investment Advisor (“RIA”) market. He also collaborated with clients to develop business and marketing plans, consulted with RIAs on business issues, and worked extensively with individual and institutional investors.  Mr. Menard holds his Series 3, 7, 24 and 63 FINRA and NFA licenses and is a General Securities Principal.  Mr. Menard has been an Associated Person and a Principal of Steben & Company, Inc. since August 7, 2006 and July 6, 2007, respectively.

Since February 29, 2004, Steben & Company acts as general partner to another Maryland limited partnership. Sage Fund, L.P., whose units of limited partnership interest are not registered with the SEC.  As of March 27, 2007, Steben & Company acts as the general partner of a Delaware limited partnership, Aspect Global Diversified Fund LP, whose units of limited partnership interest are pending registration with the SEC pursuant to a public offering which is anticipated to occur in the second quarter 2008. Because Steben & Company serves as the sole general partner of both of these funds, the officers and directors of Steben & Company effectively manage them as officers and directors of the respective funds.

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

Section 16 (A) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires that reports of beneficial ownership of limited partnership units and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons.”  The Fund is required to disclose in this Annual Report on Form 10K each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2007.  During the fiscal year ended December 31, 2007, all reporting persons compiled with all Section 16(a) filing requirements applicable to them.

Code of Ethics

The General Partner on behalf of the Fund has adopted a code of ethics, as of the period covered by this report, which applies to the Fund’s principal executive officer and principal financial officer or persons performing similar functions.  A copy of the code of ethics is available without charge upon request by calling 240-631-9808.

ITEM 11: Executive Compensation

The Fund does not itself have any officers, directors or employees.  The Fund pays management fees and performance fees to the General Partner, Steben & Company.  The managing officers of Steben & Company are remunerated by Steben & Company in their respective positions.  As compensation for its services in managing the Fund, the General Partner will receive a monthly management fee of 0.1625% of the month-end Net Assets of the Fund (1.95% annually).  To the extent permitted by law, the General Partner may also participate in Selling Agent commissions.  The General Partner pays the selling agent’s fee to the respective selling agent.  If the selling agent’s fee is not paid to the selling agent, or the General Partner was the selling agent, such portion of the selling agents’ fee is retained by the General Partner.

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

ITEM 12: Security Ownership of Certain Beneficial Owners and Management.

The Fund has no officers or directors.  Its affairs are managed by its General Partner, Steben & Company, Inc. Set forth in the table below is information regarding the beneficial ownership of the officers of the Fund’s General Partner as of December 31, 2007.  There are no securities authorized for issuance under an equity compensation plan.

(a)           Security ownership of certain beneficial owners.

As of December 31, 2007, no person or “group” is known to have been the beneficial owner of more than 5% of the Units.

All of the Fund’s general partner interest is held by the General Partner.

(b)           Security ownership of management

As of December 31, 2007, Steben & Company did not own any Units.  The principals of Steben & Company, owned a total of 34.50465 B Units, the value of which represents 0.0310% of the total value of the fund.

As of December 31, 2007, the directors, executive officers, and principals of the General Partner own beneficially Units as follows.

Name	Value of Unit	Percentage of Limited Partnership
Kenneth E. Steben	$151,289	0.0278%
Michael D. Bulley	1,092	0.0002%
Neil D. Menard	16,384	0.0030%
Total directors and executive officers of the General Partner as a group	$168,765	0.0310%

(c)           Changes in Control.

None.

ITEM 13: Certain Relationships and Related Transactions, and Director Independence.

The Fund allocated to the General Partner $10,186,030 in monthly management fees and $7,375,387 in Selling Agent commissions for the year ended December 31, 2007.  The General Partner in turn pays the Selling Agent commissions to the Selling Agents except for units for which it served as the Selling Agent or where there is currently no designated Selling Agent.  The General Partners 1 percent allocation of income amounted to $250,318 for the year ended December 31, 2007.

The Fund will pay its accounting, audit, legal, administrative and offering expenses estimated at approximately .67% per year.  However, if and to the extent these expenses (other than extraordinary costs, none of which are anticipated) exceed 1.0% of the Fund’s assets per calendar year, the General Partner will reimburse the Fund for such excess after the close of the applicable year.  For the years ended December 31, 2007, and 2006, the Fund paid approximately $3,420,036 and $3,030,593 to the General Partner for these expenses.

For the years ended December 31, 2007 and 2006, actual operating expenses exceeded (under) 1.0% of average month-end net assets of the Partnership by ($335,443) and $148,806, respectively. Additionally, for the years ended December 31, 2007 and 2006, the General Partner voluntarily paid $ 1,718,767 and $1,112,845, respectively, of operating expenses of the Partnership.

The Fund does not and will not make any loans to the General Partner, its affiliates, or their respective officers, directors or employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to the Fund for professional audit services provided by McGladrey & Pullen, LLP, the Fund’s independent registered public accountant, for the audit of the Fund’s annual financial statements for the years ended December 31, 2007 and 2006, and fees billed for other professional services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an associated entity of McGladrey & Pullen, LLP) during those years.

FEE CATEGORY	2007	2006

Audit Fees(1)	$172,000	$75,000
Audit-Related Fees	-	-
Tax Fees(2)	41,000	40,000
All Other Fees	-	-

TOTAL FEES	$213,000	$115,000

_________
(1)
Audit fees consist of fees for professional services rendered for the audit of the Fund’s financial statements and review of financial statements included in the Fund’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2)	Tax fees consist of compliance fees for the preparation of original tax returns.

The Audit Committee of the Fund’s general partner, Steben & Company pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms. The Audit Committee of Steben & Company approved all the services provided by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (collectively “McGladrey”) during 2007 and 2006 to the Fund described above. The Audit Committee has determined that the payments made to McGladrey for these services during 2007 and 2006 are compatible with maintaining that firm’s independence.

PART IV

ITEM 15: Exhibits, Financial Statement Schedules.

(a)(1)          Financial Statements

Futures Portfolio Fund, Limited Partnership

The following are included with the 2007, 2006, and 2005 Reports of Independent Registered Public Accounting Firms, a copy of which is filed herewith as Exhibit 13.01.

Statements of Financial Condition as of December 31, 2007 and 2006
Condensed Schedules of Investments as of December 31, 2007 and 2006
Statements of Operations for the Years Ended December 31, 2007, 2006, and 2005
Statements of Cash Flows for the Years Ended December 31, 2007, 2006, and 2005
Statements of Changes in Partner’s Capital for the Years Ended December 31, 2007, 2006, and 2005
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Futures Portfolio Fund, Limited Partnership

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Futures Portfolio Fund, Limited Partnership (the “Partnership”), as of December 31, 2007 and 2006, and the related statements of operations, cash flows, and changes in partners’ capital (net asset value) for each of the two years in the period ended December 31, 2007. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Futures Portfolio Fund, Limited Partnership as of December 31, 2007 and 2006, and the results of its operations, cash flows, and changes in partners’ capital (net asset value) for each of the two years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assertion about the effectiveness of Futures Portfolio Fund, Limited Partnership’s internal control over financial reporting as of December 31, 2007 included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois
 March 20, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Futures Portfolio Fund, Limited Partnership

We have audited the accompanying statements of operations, cash flows and changes in partners’ capital (net asset value) for the year ended December 31, 2005 of Futures Portfolio Fund, Limited Partnership. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the results of operations, cash flows and changes in partners’ capital of Futures Portfolio Fund, Limited Partnership for the year ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

/s/ Altschuler, Melvoin and Glasser LLP

Chicago, Illinois
March 21, 2006

Futures Portfolio Fund, Limited Partnership
Statements of Financial Condition
December 31, 2007 and 2006

	2007	2006

Assets

Equity in broker trading accounts
Cash	$61,033,411	$114,555,783
Interest receivable	239,155	668,446
Net unrealized gain on open futures contracts	31,261,259	16,301,679
Deposits with brokers	92,533,825	131,525,908
Cash and cash equivalents	24,504,401	55,063,952
Commercial paper (cost - $ 392,780,866 and $186,966,935)	396,351,403	189,632,965
United States government and government sponsored agency securities (cost - $ 48,771,500 and $132,721,765)	49,838,000	135,581,067

Net unrealized gain (loss) on open forward currency contracts	(973,940)	13,344,592
Total assets	$562,253,689	$525,148,484

Liabilities

Accounts payable — General Partner	$888,469	$725,166
Commissions and other trading fees on open contracts	99,972	133,220
General Partner management fee	896,247	827,470
General Partner 1 percent allocation	250,318	347,793
Advisor management fees	1,353,970	1,809,601
Advisor incentive fees	4,301,628	1,652,466
Selling agents’ fee	646,034	607,065
Redemptions payable	4,753,938	8,411,042
Subscriptions received in advance	3,956,128	6,574,568
Total liabilities	17,146,704	21,088,391

Partners' Capital (Net Asset Value)
Class A Interests - 94,188.7078 and 91,632.3257 units outstanding at December 31, 2007 and 2006	364,289,314	341,384,123
Class B Interests - 36,968.6171 and 35,151.8276 units outstanding at December 31, 2007 and 2006	180,817,671	162,675,970
Total partners' capital (net asset value)	545,106,985	504,060,093

Total liabilities and partners' capital	$562,253,689	$525,148,484

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments
December 31, 2007

United States Government Securities

Face Value	Maturity Date	Description	Value	% of Net Asset Value
$10,000,000	01/24/08	US Treasury Bill, 4.860%	$9,967,600	1.83%
8,000,000	01/24/08	US Treasury Bill, 4.860%	7,974,080	1.46%
32,000,000	01/24/08	US Treasury Bill, 4.860%	31,896,320	5.85%
		Total United States government securities * (cost - $48,771,500)	$49,838,000	9.14%

Commercial Paper

Face Value	Maturity Date	Description	Value	% of Net Asset Value
$35,180,000	01/10/08	UBS Finance Delaware Llc, 5.19%	$35,134,354	6.45%
26,083,000	01/14/08	Societe Generale N Amer, 5.175%	26,034,257	4.78%
26,714,000	03/13/08	HSBC Finance Corp, 4.91%	26,451,669	4.85%
22,533,000	04/17/08	Calyon North America Inc, 4.705%	22,217,892	4.08%
45,000,000	04/24/08	Bank Of America Corp, 4.65%	44,337,375	8.13%
45,195,000	04/28/08	Morgan Stanley, 4.91%	44,467,637	8.16%
20,456,000	05/01/08	Citigroup Funding Inc, 4.58%	20,141,103	3.69%
30,655,000	05/01/08	General Elec Cap Corp, 4.47%	30,194,434	5.54%
11,000,000	05/01/08	UBS Finance Delaware Llc, 4.54%	10,832,146	1.99%
17,990,000	05/07/08	HSBC Finance Corp, 4.43%	17,708,851	3.25%
15,264,000	05/07/08	Societe Generale N Amer, 4.54%	15,019,530	2.76%
43,035,000	06/05/08	Merrill Lynch & Co, 4.89%	42,123,088	7.73%
15,000,000	06/09/08	General Elec Cap Corp, 4.53%	14,698,000	2.70%
23,000,000	06/10/08	Calyon North America Inc, 4.7%	22,516,553	4.13%
25,000,000	06/10/08	Credit Suisse New York, 4.7%	24,474,514	4.49%
		Total commercial paper (cost - $392,780,866)	$396,351,403	72.73%

Long Futures Contracts**

Description	Unrealized gain (loss) on open long contracts	% of Net Asset Value
Agricultural	$12,384,858	2.27%
Currency	(509,514)	(0.09%)
Energy	9,308,530	1.71%
Interest Rate	5,952,412	1.09%
Metal	1,156,795	0.21%
Stock Index	183,977	0.03%
Total long futures contracts	$28,477,058	5.22%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments
December 31, 2007

Short Futures Contracts**

Description	Unrealized gain (loss) on open short contracts	% of Net Asset Value
Agricultural	$(92,135)	(0.02%)
Currency	(888,121)	(0.16%)
Energy	(1,899,737)	(0.35%)
Interest Rate	699,401	0.13%
Metal	4,059,755	0.74%
Stock Index	905,038	0.17%
Total short futures contracts	$2,784,201	0.51%
Total futures contracts	$31,261,259	5.73%

Forward Currency Contracts**

Description	Unrealized gain (loss) on open long/short contracts	% of Net Asset Value
Long forward currency contracts	$(1,814,218)	(0.33%)
Short forward currency contracts	840,278	0.15%
Total forward currency contracts	$(973,940)	(0.18%)

* Pledged as collateral for the trading of futures and options on futures contracts.
** No individual futures and forward contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments
December 31, 2006

United States Government Sponsored Agency Securities

Face Value	Maturity Date	Description	Value	% of Net Asset Value
$40,000,000	01/10/07	Fannie Mae Discount Note, zero coupon	$39,941,833	7.92%
40,000,000	01/23/07	Freddie Mac Discount Note, zero coupon	39,866,345	7.91%
35,116,000	02/07/07	Fannie Mae Discount Note, zero coupon	34,923,623	6.93%
21,025,000	02/28/07	Fannie Mae Discount Note, zero coupon	20,849,266	4.14%
		Total United States government sponsored agency securities (cost - $132,721,765)	$135,581,067	26.90%

Commercial Paper

Face Value	Maturity Date	Description	Value	% of Net Asset Value
$33,363,000	01/11/07	UBS Finance Delaware LLC, 5.29%	$33,309,123	6.61%
15,000,000	01/16/07	Societe Generale N Amer, 5.28%	14,964,800	2.97%
35,000,000	01/25/07	Credit Suisse Fb USA Inc, 5.32%	34,870,694	6.92%
40,645,000	02/07/07	Daimlerchrysler Na Hldg, 5.34%	40,415,898	8.02%
26,208,000	02/22/07	Societe Generale N Amer, 5.17%	26,008,521	5.16%
20,446,000	05/21/07	General Elec Cap Corp, 5.17%	20,031,986	3.97%
20,488,000	06/04/07	Bank of America Corp, 5.17%	20,031,943	3.97%
		Total commercial paper (cost - $186,966,935)	$189,632,965	37.62%

Long Futures Contracts

Description	Unrealized gain (loss) on open long contracts	% of Net Asset Value
Agricultural	$929,873	0.18%
Currency	(3,973)	0.00%
Energy	(2,281,709)	(0.45%)
Interest Rate	(1,322,155)	(0.26%)
Metal	1,983,883	0.39%
Stock Index	5,984,921	1.19%
Total long futures contracts	$5,290,840	1.05%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments
December 31, 2006

Short Futures Contracts

Description	Unrealized gain (loss) on open short contracts	% of Net Asset Value
Agricultural	$71,994	0.01%
Currency	94,425	0.02%
Energy	3,624,770	0.72%
Interest Rate	7,782,306	1.54%
Metal	(560,509)	(0.11%)
Stock Index	(2,147)	0.00%
Total short futures contracts	$11,010,839	2.18%
Total futures contracts	$16,301,679	3.23%

Forward Currency Contracts

Description	Unrealized gain (loss) on open long/short contracts	% of Net Asset Value
Long forward currency contracts	$(1,270,471)	(0.25%)
Short forward currency contracts
United States Dollar – 03/21/07	6,310,208	1.25%
United States Dollar – 03/22/07	5,506,273	1.09%
Other	2,817,481	0.56%
Total short forward currency contracts	14,633,962	2.90%
Pending option premiums	(18,899)	0.00%
Total forward currency contracts	$13,344,592	2.65%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Statements of Operations
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Trading Gains
Net realized gains	$47,377,804	$18,594,300	$34,349,531
Change in unrealized gains	641,048	27,906,017	(4,949,127)
Brokerage commissions	(2,283,456)	(1,715,388)	(1,551,942)
Net gains from trading	45,735,396	44,784,929	27,848,462

Net Investment Loss
Income
Interest income	26,770,478	22,657,865	10,397,655
Expenses
General Partner management fee	10,186,030	8,822,422	6,106,364
General Partner 1 percent allocation	250,318	347,793	127,493
Advisor management fees	9,712,368	8,858,211	5,730,444
Advisor incentive fee	16,604,111	4,989,571	6,384,615
Selling agents’ fee	7,375,387	6,385,159	4,727,082
Operating expenses	4,979,458	4,869,769	4,120,404
Total expenses	49,107,672	34,272,925	27,196,402
Operating expenses waived	(1,383,324)	(1,261,651)	(1,572,128)
Net total expenses	47,724,348	33,011,274	25,624,274
Net investment loss	(20,953,870)	(10,353,409)	(15,226,619)

Net Income	$24,781,526	$34,431,520	$12,621,843

	2007		2006		2005
	Class A	Class B	Class A	Class B	Class A	Class B
Increase in Net Asset Value Per Unit	$142.06	$263.30	$236.46	$370.78	$59.54	$146.60

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Statements of Cash Flows
Years Ended December 31, 2007, 2006 and 2005

	2007	2006	2005

Cash flows from (for) operating activities
Net income	$24,781,526	$34,431,520	$12,621,843
Adjustments to reconcile net income to net cash for operating activities
Net change in unrealized gains	(641,048)	(27,906,017)	4,949,127
Decrease in interest receivable	429,291	26,925	(695,371)
Increase (decrease) in accounts payable and accrued expenses	2,431,332	(78,769)	3,479,185
Increase in General Partner 1 percent allocation	(97,475)	198,477	127,494
Net purchases of commercial paper	(206,718,438)	(64,911,649)	(124,721,316)
Net proceeds (purchases) of investments in United States government and government sponsored agency securities	85,743,067	(115,749,956)	26,105,384
Net cash for operating activities	(94,071,745)	(173,989,469)	(78,133,654)

Cash flows from (for) financing activities
Additions of units	86,364,306	152,284,070	141,771,582
Subscriptions received in advance	3,956,128	6,574,568	15,743,538
Redemption of units	(80,330,612)	(68,706,788)	(37,274,985)
Net cash from financing activities	9,989,822	90,151,850	120,240,135

Net decrease in cash and cash equivalents	(84,081,923)	(83,837,619)	42,106,481

Cash and cash equivalents
Beginning of year	169,619,735	253,457,354	211,350,873
End of year	$85,537,812	$169,619,735	$253,457,354
End of year cash and cash equivalents consists of:
Cash in broker trading accounts	$61,033,411	$114,555,783	$198,497,253
Cash and cash equivalents	24,504,401	55,063,952	54,960,101
Total end of year cash and cash equivalents	$85,537,812	$169,619,735	$253,457,354

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Statements of Changes in Partners' Capital (Net Asset Value)
Years Ended December 31, 2007, 2006 and 2005

	Class A Interests		Class B Interests
	Units	Value	Units	Value	Total

Balance at December 31, 2004	56,716.3746	$194,513,666	14,666.9737	$60,287,591	$254,801,257
Net income		7,206,949		5,414,894	12,621,843
Additions	27,524.1876	90,751,374	14,128.3246	56,326,876	147,078,250
Redemptions	(8,412.2820)	(27,910,430)	(2,536.4068)	(10,198,807)	(38,109,237)
Transfers	(449.6833)	(1,556,125)	376.2402	1,556,125	-

Balance at December 31, 2005	75,378.5969	$263,005,434	26,635.1317	$113,386,679	$376,392,113
Net income		21,442,103		12,989,417	34,431,520
Additions	30,279.5071	106,165,077	14,353.8625	61,862,531	168,027,608
Redemptions	(13,508.4970)	(47,448,810)	(6,255.2669)	(27,342,338)	(74,791,148)
Transfers	(517.2813)	(1,779,681)	418.1003	1,779,681	-

Balance at December 31, 2006	91,632.3257	$341,384,123	35,151.8276	$162,675,970	$504,060,093
Net income		14,481,809		10,299,717	24,781,526
Additions	16,692.1516	61,337,528	6,911.4374	31,601,346	92,938,874
Redemptions	(13,602.7165)	(50,952,284)	(5,520.7112)	(25,721,224)	(76,673,508)
Transfers	(533.0530)	(1,961,862)	426.0633	1,961,862	-

Balance at December 31, 2007	94,188.7078	$364,289,314	36,968.6171	$180,817,671	$545,106,985

Net Asset Value Per Unit
December 31, 2007		December 31, 2006		December 31, 2005		December 31, 2004
Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
$3,867.65	$4,891.11	$3,725.59	$4,627.81	$3,489.13	$4,257.03	$3,429.59	$4,110.43

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements
Years Ended December 31, 2007, 2006 and 2005

Note 1:	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Description of the Partnership:

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

Regulation:

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

Classes of Interests:

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

Significant accounting policies are as follows:

Use of Estimates:

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements
Years Ended December 31, 2007, 2006 and 2005

Revenue Recognition:

Futures options on futures and forward contracts are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 – Offsetting of Amounts Related to Certain Contracts.  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.  The market value of non-exchange traded contracts is based on third-party quoted dealer values on the inter-bank market.  United States government and government sponsored agency securities and commercial paper are stated at cost plus accrued interest, which approximates fair value.

Cash and Cash Equivalents:

Cash equivalents are highly liquid investments with an original maturity of three months or less at the date of acquisition that are not held for sale in the normal course of business. The Partnership is at risk to the extent that it maintains balances with such institutions in excess of insured limits.

Brokerage Commissions:

Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

Redemption Payable:

Redemptions payable represent redemptions approved by the General Partner prior to period end, including those that are not effective until subsequent periods.  These redemptions have been recorded using the period end net asset value per unit in accordance with the provisions of Statement of Financial Accounting Standards No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.

Income Taxes:

The Partnership prepares calendar year U.S. and applicable state information tax returns.  The Partnership is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Partnership’s income, expenses and trading gains or losses.  The Partnership, however, may be required to file returns in various state and local jurisdictions as a result of its operations or the residency of its partners.

Fair Value of Financial Instruments:

The fair value of the Partnership’s assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, approximates the carrying amounts presented in the statements of financial condition.

Foreign Currency Transactions:

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

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements
Years Ended December 31, 2007, 2006 and 2005

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurement.  SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy.  This Statement is effective for fiscal years beginning after November 15, 2007.  Subsequent to December 31, 2007, the Partnership adopted SFAS No. 157 and concluded that SFAS No. 157 will not have a material impact on the Partnership’s financial position, results of operations or cash flows.

Recently Adopted Accounting Pronouncements:

In January 2007, the Partnership adopted the Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – An Interpretation of FASB Statement No. 109 (“Fin 48”).  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements.  FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements.  It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties.  Adoption of FIN 48 did not have a material effect on the Partnership’s financial position or results of operations.

Note 2:	GENERAL PARTNER

The General Partner of the Partnership is Steben & Company, Inc., which conducts and manages the business of the Partnership.  During the years ended December 31, 2007, 2006 and 2005, the General Partner did not maintain a capital balance in the Partnership; however, the sole shareholder of the General Partner has an investment in Class B Interests of the Partnership.

During the years ended December 31, 2007, 2006 and 2005, the General Partner received the following compensation:

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
Notes to the Financial Statements
Years Ended December 31, 2007, 2006 and 2005

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

The Partnership has Advisory Agreements with various commodity trading advisors, pursuant to which the Partnership pays each commodity trading advisor a monthly or quarterly management fee equal to 1 percent or 2 percent per annum of allocated net assets (as separately defined in each respective Advisory Agreement) and a quarterly or annual incentive fee equal to 20 percent, 25 percent or 30 percent of net new Trading Profits (as separately defined in each respective Advisory Agreement).

Note 4:	DEPOSITS WITH BROKERS

The Partnership deposits funds with brokers, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash with such brokers. The Partnership earns interest income on its assets deposited with the brokers.

Note 5:	OPERATING EXPENSES

The Partnership is responsible for all of its operating expenses such as accounting, audit, legal, administrative, marketing and offering expenses.  Operating expenses also include salary and administrative costs incurred by the General Partner relating to marketing and administration of the Partnership, such as salaries and commissions of General Partner marketing personnel, and administrative employee salaries and related costs.  Pursuant to the terms of the Limited Partnership Agreement, operating expenses that exceed 1 percent of the average month-end net assets of the Partnership are the responsibility of the General Partner.  For the years ended December 31, 2007, 2006 and 2005, actual operating expenses exceeded (were below) 1 percent (pro rated operating expense limitation) of average month-end net assets of the Partnership by ($335,443), $148,806, and $1,047,482, respectively, with such amounts included in operating expenses waived in the statement of operations.  Additionally, during the years ended December 31, 2007, 2006 and 2005, the General Partner voluntarily paid $1,718,767, $1,112,845, and $524,646, respectively, of operating expenses of the Partnership, with such amounts also included in operating expenses waived in the statement of operations.  As of December 31, 2007, 2006 and 2005, $888,469, $725,166, and $533,744, respectively, were payable to the General Partner for such operating expenses not waived by the General Partner incurred on behalf on the Partnership.  Such amounts are presented as accounts payable in the statements of financial condition.

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements
Years Ended December 31, 2007, 2006 and 2005

Note 6:	SUBSCRIPTIONS, DISTRIBUTIONS, AND REDEMPTIONS

Investments in the Partnership are made by subscription agreement, subject to acceptance by the General Partner. Units are sold at the net asset value per Class A or Class B unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as Limited Partners as of the beginning of the month following the month in which their subscriptions were accepted.  At December 31, 2007, 2006 and 2005, the Partnership had received subscriptions of $3,956,128, $6,574,568 and $15,743,538, respectively, which were additions to the Partnership effective January 1, 2008, January 1, 2007 and January 1, 2006, respectively.

The Partnership is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of Class A or Class B units owned at the end of any month, subject to 15 days written notice to the General Partner and restrictions in the Limited Partnership Agreement. The Partnership may delay redemption payments if special circumstances require as described in the Limited Partnership Agreement.

The General Partner may require a limited partner to redeem from the Partnership if the General Partner deems the redemption (a) necessary to prevent or correct the occurrence of a nonexempt prohibited transaction (see SA-4, “Investment by Employee Benefit Plans”) under the Employee Retirement Income Security Act of 1974, as amended, or the Internal Revenue Code of 1986, as amended, or (b) beneficial to the Partnership or (c) necessary to comply state, federal, or other self-regulatory organization regulations.

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

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements
Years Ended December 31, 2007, 2006 and 2005

The Partnership utilizes UBS Financial Services, Inc. as its cash management securities broker for the investment of some margin excess amounts into short-term fixed income instruments including high grade commercial paper (interest bearing with some credit risk), U.S. government and government sponsored agency securities (interest bearing and credit risk free) with durations no longer than one year. In addition, U.S. government securities are held with Newedge Financial, Inc. The Partnership invests in certain commercial paper issued by an affiliate of UBS Financial Services, Inc. Fluctuations in prevailing interest rates could cause immaterial market-to-market losses on the Partnership’s Treasury Bills, although substantially all of the short-term investments are held to maturity.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Partnership is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short.

The unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

	Futures Contracts (exchange traded)			Forward Currency Contracts (non-exchange traded)
	December 31, 2007	December 31, 2006	December 31, 2005	December 31, 2007	December 31, 2006	December 31, 2005
Gross unrealized gains	$41,301,339	$24,068,514	$16,127,549	$1,944,903	$21,807,092	$8,821,813
Gross unrealized losses	(10,040,080)	(7,766,835)	(7,437,973)	(2,918,843)	(8,462,500)	(15,771,135)
Net unrealized gain (loss)	$31,261,259	$16,301,679	$8,689,576	$(973,940)	$13,344,592	$(6,949,322)

The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Limited Partners bear the risk of loss only to the extent of the market value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 8:	INDEMNIFICATIONS

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

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements
Years Ended December 31, 2007, 2006 and 2005

Note 9:	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2007, 2006 and 2005.  This information has been derived from information presented in the financial statements.

	2007		2006		2005
	Class A	Class B	Class A	Class B	Class A	Class B
	Interests	Interests	Interests	Interests	Interests	Interests

Per Unit Performance (for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$3,725.59	$4,627.81	$3,489.13	$4,257.03	$3,429.59	$4,110.43

Income from operations:
Gain from trading (1)	314.98	395.22	340.44	418.38	242.28	294.60
Net investment loss (1)	(172.92)	(131.92)	(103.98)	(47.60)	(182.74)	(148.00)

Total income from operations	142.06	263.30	236.46	370.78	59.54	146.60

Net asset value per unit at end of year	$3,867.65	$4,891.11	$3,725.59	$4,627.81	$3,489.13	$4,257.03

Total Return	3.81%	5.69%	6.78%	8.71%	1.74%	3.57%

Supplemental data
Ratios to average net asset value:
Expenses prior to advisor incentive fees (2), (3)	6.65%	4.83%	6.96%	5.16%	6.78%	5.02%
Advisor incentive fees	3.24%	3.22%	1.14%	1.12%	2.09%	2.10%

Total expenses	9.89%	8.05%	8.10%	6.28%	8.87%	7.12%

Net investment loss (2), (3)	(4.68%)	(2.85%)	(2.96%)	(1.10%)	(5.48%)	(3.66%)

Total returns are calculated based on the change in value of a Class A or Class B unit during the year.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements
Years Ended December 31, 2007, 2006 and 2005

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

 (2)     All of the ratios under the supplemental data are computed net of voluntary and involuntary waivers of operating expenses.  For 2007, 2006 and 2005, the ratios are net of approximately 0.33%, 0.25% and 0.16% respectively, of average net asset value relating to the voluntary waiver of operating expenses. Both the nature and the amounts of the waivers are more fully explained in Note 5.

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

Name	Title	Date
/s/ Kenneth E. Steben Kenneth E. Steben	President, Chief Executive Officer and Director	March 28, 2008
/s/ Ahmed S. Hassanein Ahmed S. Hassanein	Chief Operating Officer, Chief Financial Officer and Director	March 28, 2008
/s/ Michael Bulley Michael D. Bulley	Senior Vice President, Research & Risk Management and Director	March 28, 2008

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 28, 2008	FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner