Form 10-Q
period 2008-03-31
FUTURES PORTFOLIO FUND L.P.
filed 2008-05-14
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐        No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates: the registrant is a limited partnership; as of March 31, 2008, 93,708.3254 Class A units and 37,392.8675 Class B units with an aggregate value of $403,378,844 and $204,458,548 respectively, were outstanding.

i

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
STATEMENTS OF FINANCIAL CONDITION
March 31, 2008 (Unaudited) and December 31, 2007 (Audited)

	March 31,	December 31,
	2008	2007
ASSETS
Equity in broker trading accounts
Cash	$171,618,460	$61,033,411
Interest receivable	247,123	239,155
Net unrealized gain on open futures contracts	795,672	31,261,259
Deposits with brokers	172,661,255	92,533,825
Cash and cash equivalents	44,333,740	24,504,401
Commercial paper (cost - $379,127,347 and $392,780,866)	385,149,876	396,351,403
United States government and government sponsored agency securities (cost - $44,999,364 and $48,771,500)	45,072,679	49,838,000
Net unrealized gain (loss) on open forward currency contracts	3,130,414	(973,940)
Total assets	$650,347,964	$562,253,689

LIABILITIES
Accounts payable - General Partner	$968,228	$888,469
Commissions and other trading fees on open contracts	62,899	99,972
General Partner management fee	999,013	896,247
General Partner 1 percent allocation	638,154	250,318
Advisor management fees	1,669,309	1,353,970
Advisor incentive fees	13,938,383	4,301,628
Selling agents' fee	715,989	646,034
Redemptions payable	5,324,203	4,753,938
Subscriptions received in advance	18,194,394	3,956,128
Total liabilities	42,510,572	17,146,704
PARTNERS' CAPITAL (Net Asset Value)
Class A Interests - 93,708.3254 units and 94,188.7078 units outstanding at March 31, 2008 and December 31, 2007	403,378,844	364,289,314
Class B Interests - 37,392.8675 units and 36,968.6171 units outstanding at March 31, 2008 and December 31, 2007	204,458,548	180,817,671
Total partners' capital (net asset value)	607,837,392	545,106,985
Total liabilities and partners' capital	$650,347,964	$562,253,689

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2008
(Unaudited)

UNITED STATES GOVERNMENT SPONSORED AGENCY SECURITIES
Face Value	Maturity Date	Description	Value	% of Net Asset Value
$45,318,000	06/27/08	Fed Home Ln Discount Nt, 2.24%	$45,072,679	7.42%
		Total United States government sponsored agency securities	$45,072,679	7.42%
		(cost - $44,999,364)

COMMERCIAL PAPER
Face Value	Maturity Date	Description	Value	% of Net Asset Value
$22,533,000	04/17/08	Calyon North America Inc, 4.705%	$22,485,881	3.70%
45,000,000	04/24/08	Bank of America Corp, 4.65%	44,866,313	7.38%
45,195,000	04/28/08	Morgan Stanley, 4.91%	45,028,569	7.41%
20,456,000	05/01/08	Citigroup Funding Inc, 4.58%	20,377,926	3.35%
30,655,000	05/01/08	General Elec Cap Corp, 4.47%	30,540,810	5.02%
11,000,000	05/01/08	UBS Finance Delaware LLC, 4.54%	10,958,383	1.80%
17,990,000	05/07/08	HSBC Finance Corp, 4.43%	17,910,304	2.95%
15,264,000	05/07/08	Societe Generale N Amer, 4.54%	15,194,701	2.50%
43,035,000	06/05/08	Merrill Lynch & Co, 4.89%	42,655,037	7.02%
15,000,000	06/09/08	General Elec Cap Corp, 4.53%	14,869,763	2.45%
23,000,000	06/10/08	Calyon North America Inc, 4.7%	22,789,806	3.75%
25,000,000	06/10/08	Credit Suisse New York, 4.7%	24,771,528	4.08%
27,000,000	06/11/08	Citigroup Funding Inc, 3.88%	26,793,390	4.41%
35,309,000	06/11/08	Lehman Brothers Holdings, 3.79%	35,045,075	5.77%
11,000,000	09/10/08	Merrill Lynch & Co, 2.78%	10,862,390	1.79%
		Total commercial paper	$385,149,876	63.38%
		(cost - $379,127,347)

LONG FUTURES CONTRACTS*
		Description	Unrealized gain (loss) on open long contracts	% of Net Asset Value
		Agricultural	$(1,939,940)	(0.32%)
		Currency	1,563,730	0.26%
		Energy	(1,265,739)	(0.21%)
		Interest rate	2,029,734	0.33%
		Metal	2,856,365	0.47%
		Stock index	(70,942)	(0.01%)
		Total long futures contracts	$3,173,208	0.52%

SHORT FUTURES CONTRACTS*
		Description	Unrealized gain (loss) on open short contracts	% of Net Asset Value
		Agricultural	$1,802,729	0.30%
		Currency	654,264	0.11%
		Energy	(47,887)	(0.01%)
		Interest rate	838,108	0.14%
		Metal	(3,516,034)	(0.58%)
		Stock index	(2,108,716)	(0.35%)
		Total short futures contracts	$(2,377,536)	(0.39%)
		Total futures contracts	$795,672	0.13%

FORWARD CURRENCY CONTRACTS*
		Description	Unrealized gain (loss) on open long/short contracts	% of Net Asset Value
		Long forward currency contracts	$1,907,209	0.31%
		Short forward currency contracts	1,223,205	0.20%
		Total forward currency contracts	$3,130,414	0.51%

*No individual futures or forward contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2007
(Audited)

UNITED STATES GOVERNMENT SECURITIES*
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

*Pledged as collateral for the trading of futures and options on futures contracts.
**No individual futures or forward contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2008 and 2007
 (Unaudited)
_____________

	Three Months Ended
	March 31,
	2008	2007
TRADING GAINS (LOSSES)
Net realized gains (losses)	$107,423,572	$(21,385,500)
Change in unrealized losses	(26,361,233)	(16,320,317)
Brokerage commissions	(500,663)	(368,063)
Net gains (losses) from trading	80,561,676	(38,073,880)
NET INVESTMENT LOSS
Income
Interest income	5,786,363	6,576,596
Expenses
General Partner management fee	2,923,856	2,442,172
General Partner 1 percent allocation	638,154	(394,260)
Advisor management fees	2,598,273	2,472,216
Advisor incentive fees	13,937,953	29,674
Selling agents' fee	2,097,051	1,771,172
Operating expenses	1,223,367	1,430,723
Total expenses	23,418,654	7,751,697
Operating expenses waived	(247,853)	(217,209)
Net total expenses	23,170,801	7,534,488
Net investment loss	(17,384,438)	(957,892)

NET INCOME (LOSS)	$63,177,238	$(39,031,772)

	Three Months Ended March 31,
	2008		2007
	Class A	Class B	Class A	Class B
INCREASE (DECREASE) IN NET ASSET VALUE PER UNIT	$ 436.97	$ 576.74	$ (286.85)	$ (337.44)

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2008 and 2007
 (Unaudited)
__________

	2008	2007
Cash flows from (for) operating activities
Net income (loss)	$63,177,238	$(39,031,772)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Net change in unrealized losses	26,361,233	16,320,317
(Increase) decrease in interest receivable	(7,968)	44,943
Increase (decrease) in accounts payable and accrued expenses	10,167,501	(1,431,396)
Increase (decrease) in General Partner 1 percent allocation	387,836	(742,053)
Net proceeds (purchases) of commercial paper	11,201,527	(139,942,711)
Net proceeds from investments in United States government and government sponsored agency securities	4,765,321	135,581,067
Net cash from (for) operating activities	116,052,688	(29,201,605)
Cash flows from financing activities
Additions of units	22,021,147	17,381,339
Subscriptions received in advance	14,238,266	4,349,091
Redemption of units	(21,897,713)	(16,998,374)
Net cash from financing activities	14,361,700	4,732,056
Net increase (decrease) in cash and cash equivalents	130,414,388	(24,469,549)
Cash and cash equivalents
Beginning of period	85,537,812	169,619,735
End of period	$215,952,200	$145,150,186
End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$171,618,460	$93,394,184
Cash and cash equivalents	44,333,740	51,756,002
Total end of period cash and cash equivalents	$215,952,200	$145,150,186

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2008 and 2007
 (Unaudited)
__________

	Class A Interests		Class B Interests
	Units	Value	Units	Value	Total
Three Months Ended March 31, 2008
Balances at December 31, 2007	94,188.7078	$364,289,314	36,968.6171	$180,817,671	$545,106,985
Net income for the three months ended March 31, 2008	-	41,459,968	-	21,717,270	63,177,238
Additions	2,990.2924	12,315,569	1,906.0777	9,705,578	22,021,147
Redemptions	(3,291.7009)	(13,907,721)	(1,622.8429)	(8,560,257)	(22,467,978)
Transfers	(178.9739)	(778,286)	141.0156	778,286	-
Balance at March 31, 2008	93,708.3254	$403,378,844	37,392.8675	$204,458,548	$607,837,392

	Class A Interests		Class B Interests
	Units	Value	Units	Value	Total
Three Months Ended March 31, 2007
Balances at December 31, 2006	91,632.3257	$341,384,123	35,151.8276	$162,675,970	$504,060,093
Net loss for the three months ended March 31, 2007	-	(26,781,365)	-	(12,250,407)	(39,031,772)
Additions	4,105.8961	15,137,132	1,915.9914	8,818,775	23,955,907
Redemptions	(1,982.6351)	(7,304,325)	(1,257.3383)	(5,637,742)	(12,942,067)
Transfers	(182.1071)	(660,674)	146.1674	660,674	-
Balance at March 31, 2007	93,573.4796	$321,774,891	35,956.6481	$154,267,270	$476,042,161

Net Asset Value Per Unit

March 31, 2008		December 31, 2007		March 31, 2007		December 31, 2006

Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

$4,304.62	$5,467.85	$3,867.65	$4,891.11	$3,438.74	$4,290.37	$3,725.59	$4,627.81

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
__________

Note 1:	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Description of the Fund:

Futures Portfolio Fund, Limited Partnership (the “Fund”) is a Maryland limited partnership which operates as a commodity investment pool. The Fund utilizes professional trading advisors to engage in the trading of futures contracts, forward currency contracts, and other financial instruments.

The Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Limited Partnership Agreement.

Regulation:

The Fund is a registrant with the Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934 (the “Act”). As a registrant, the Fund is subject to the regulations of the SEC and the informational requirements of the Act. As a commodity pool, the Fund is subject to the regulations of the Commodity Futures Trading Commission, an agency of the United States (“U.S.”) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association, an industry self-regulatory organization; and the requirements of commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of Futures Commission Merchants (brokers) and interbank market makers through which the Fund trades.

Classes of Interests:

The Fund has two classes of limited partnership interests (“Interests”), Class A and Class B. The General Partner may offer additional classes at its discretion. Both Class A and Class B Interests are traded pursuant to identical trading programs and differ only in respect to the selling agents’ fees. Class B Interests are issued only at the General Partner’s discretion and are generally intended for investors who are participating in fee based investment advisory programs. All items of income or loss, except for the selling agents’ fees, are allocated pro rata between Class A and Class B Interests. The selling agents’ fees applicable to each class of Interest are then charged to each class. All items of income or loss allocated to each class of Interest are then allocated pro rata to each Limited Partner within each class. For purposes of both financial reporting and calculation of redemption value, net asset value per Class A or Class B unit is calculated by dividing the net asset value of Class A or Class B by the number or outstanding units of Class A or Class B.

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

Revenue Recognition:

Futures options on futures and forward contracts are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation (“FASB”) No. 39 – Offsetting of Amounts Related to Certain Contracts, as amended by FASB No. 39-1 – Amendment of FASB Interpretation No. 39 (“FIN 39-1”). Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

Cash and Cash Equivalents:

Cash equivalents are highly liquid investments with an original maturity of three months or less at the date of acquisition that are not held for sale in the normal course of business. The Fund is at risk to the extent that it maintains balances with such institutions in excess of insured limits.

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

Income Taxes:

The Fund prepares calendar year U.S. and applicable state information tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund, however, may be required to file returns in various state and local jurisdictions as a result of its operations or the residency of its partners.

Fair Value of Financial Instruments:

The Fund accounts for certain assets and liabilities at fair value under various accounting literature and applicable industry guidance.  The Fund adopted Statement of Financial Accounting Standard No. 157, Fair Value Measurement (SFAS No. 157) on January 1, 2008.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, establishes a fair value hierarchy based on the quality of inputs used to measure fair value, and enhances disclosure requirements for fair value measurements.  In accordance with SFAS No. 157, the Fund has categorized its financial instruments, based on the priority of inputs to the valuation technique, into a three-level fair value hierarchy.  The fair value gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  If the inputs used to measure the financial instruments fall within different levels of the hierarchy, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Financial assets and liabilities recorded on the statement of financial condition at March 31, 2008 are categorized as Level 1 or Level 2 based on the inputs to the valuation techniques.  Level 1 means they are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Fund has the ability to access. Level 2 means they are based on quoted prices for similar assets or liabilities in an active market that the Fund has the ability to access.

The fair values of Level 1 and Level 2 financial instruments at March 31, 2008, consisted of the following:

	Level 1	Level 2
Commercial paper	$-	$385,149,876
United States government sponsored agency securities	-	45,072,679
Forward currency contracts	3,130,414	-
Futures contracts	795,672	-
Total	$3,926,086	$430,222,555

The fair values of forward currency and futures contracts are based upon an underlying asset, index, or reference rate or a combination of these factors. The Fund uses these financial instruments as part of its trading activities.  The recorded values of commercial paper and United States government and government sponsored agency securities are based on carrying amounts due to the short-term maturity of the instruments. Therefore, their carrying amounts approximate their fair values.

The fair value of the Fund’s assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, approximates the carrying amounts presented in the statements of financial condition.

Foreign Currency Transactions:

The Fund’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently as part of trading gains.

Recently Adopted Accounting Pronouncements:

As discussed above, adoption of SFAS 157 did not have a material effect on the Fund’s statements of financial condition, operations or cash flows.

In April 2007 the FASB issued Interpretation No. 39-1, Amendment of FASB Interpretation No. 39 (“FIN 39-1”).  FIN 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff.  It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.  This interpretation is effective for fiscal years beginning after November 15, 2007.  The adoption of FIN 39-1 did not have a material impact on the Fund’s financial statements.

Recent Accounting Pronouncement:

In March 2008, the FASB issued Statement of Financial Accounting Standards No 161 (SFAS No. 161), Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to provide users of financial statements with an enhanced understanding of the use of derivative instruments, accounting for derivative instruments and related hedged items, and the affect on an entity’s financial position, financial performance, and cash flows.  This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, as well as disclosures about credit-risk related to contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for the Fund’s first fiscal year beginning after November 15, 2008.  The Fund is currently evaluating the impact, if any, that this statement will have on its disclosures related to derivative instruments.

Note 2:	GENERAL PARTNER

The General Partner of the Fund is Steben & Company, Inc., which conducts and manages the business of the Fund.  During the three months ended March 31, 2008 and 2007, the General Partner did not maintain a capital balance in the Fund; however, the sole shareholder of the General Partner has an investment in Class B Interests of the Fund.

During the three months ended March 31, 2008 and 2007, the General Partner received the following compensation:

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

Pursuant to the terms of the Limited Partnership Agreement, the General Partner receives 1 percent of any increase or decrease in the Fund’s net assets, as defined.  Such amount is reflected as the General Partner 1 percent allocation in the statement of financial condition and the statement of operations.

Note 3:	COMMODITY TRADING ADVISORS

The Fund has Advisory Agreements with various commodity trading advisors, pursuant to which the Fund pays each commodity trading advisor a monthly or quarterly management fee equal to 0 percent, 1 percent or 2 percent per annum of allocated net assets (as separately defined in each respective Advisory Agreement) and a quarterly or annual incentive fee equal to 20 percent, 25 percent or 30 percent of net new Trading Profits (as separately defined in each respective Advisory Agreement).

Note 4:	DEPOSITS WITH BROKERS

The Fund deposits funds with brokers, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such brokers. The Fund earns interest income on its assets deposited with the brokers.

Note 5:	OPERATING EXPENSES

The Fund is responsible for all of its operating expenses such as accounting, audit, legal, administrative, marketing and offering expenses.  Operating expenses also include salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund, such as salaries and commissions of General Partner marketing personnel, and administrative employee salaries and related costs.  Pursuant to the terms of the Limited Partnership Agreement, operating expenses that exceed 1 percent of the average month-end net assets of the Fund are the responsibility of the General Partner.  For the three months ended March 31, 2008 and 2007, actual operating expenses were below this 1 percent threshold.  However, during the three months ended March 31, 2008 and 2007, the General Partner voluntarily paid $247,853 and $217,209, respectively, of operating expenses of the Fund, with such amounts also included in operating expenses waived in the statement of operations.  As of March 31, 2008 and December 31, 2007, $968,228 and $888,469 respectively, were payable to the General Partner for operating expenses not waived.  Such amounts are presented as accounts payable in the statements of financial condition.

Note 6:	SUBSCRIPTIONS, DISTRIBUTIONS, AND REDEMPTIONS

Investments in the Fund are made by subscription agreement, subject to acceptance by the General Partner. Units are sold at the net asset value per Class A or Class B unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as Limited Partners as of the beginning of the month following the month in which their subscriptions were accepted.  At March 31, 2008 and December 31, 2007, the Fund had received subscriptions of $18,194,394 and $3,956,128, respectively, which were additions to the Fund effective April 1, 2008 and January 1, 2008, respectively.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner. A Limited Partner may request and receive redemption of Class A or Class B units owned at the end of any month, subject to 15 days written notice to the General Partner and restrictions in the Limited Partnership Agreement.

The General Partner may require a limited partner to redeem from the Fund if the General Partner deems the redemption (a) necessary to prevent or correct the occurrence of a nonexempt prohibited transaction (see SA-4, “Investment by Employee Benefit Plans”) under the Employee Retirement Income Security Act of 1974, as amended, or the Internal Revenue Code of 1986, as amended, or (b) beneficial to the Fund or (c) necessary to comply state, federal, or other self-regulatory organization regulations.

Note 7:	TRADING ACTIVITIES AND RELATED RISKS

The Fund engages in the speculative trading of U.S. and foreign futures contracts and forward currency contracts (collectively, “derivatives”). The Fund is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures contracts requires margin deposits with the brokers. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury Bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited. The Fund utilizes Newedge Financial, Inc. as its futures broker, Newedge Financial, Inc. and Newedge Group (UK Branch) as its options brokers and forwards counterparties and UBS AG for swaps and as a forward counterparty.

The Fund trades forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Accordingly, the risks associated with forward currency contracts are generally greater than those associated with exchange traded contracts because of the greater risk of counterparty default. Additionally, the trading of forward currency contracts typically involves delayed cash settlement.

The Fund has a substantial portion of its assets on deposit with interbank market makers and other financial institutions in connection with its trading of forward currency contracts and its cash management activities. In the event of an interbank market maker’s or financial institution’s insolvency, recovery of Fund assets on deposit may be limited to account insurance or other protection afforded such deposits.

The Fund utilizes UBS Financial Services, Inc. as its cash management securities broker for the investment of some margin excess amounts into short-term fixed income instruments including high grade commercial paper (interest bearing with some credit risk), U.S. government and government sponsored agency securities (interest bearing and credit risk free) with durations no longer than one year. The Fund invests in certain commercial paper issued by an affiliate of UBS Financial Services, Inc. Fluctuations in prevailing interest rates could cause immaterial market-to-market losses on the Fund’s Treasury Bills and other fixed income instruments, although substantially all of the short-term investments are held to maturity.

For derivatives, risks arise from changes in the fair value of the contracts. Theoretically, the Fund is exposed to a market risk equal to the notional contract value of futures and forward currency contracts purchased and unlimited liability on such contracts sold short.

The unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

	Futures Contracts		Forward Currency Contracts
	(exchange traded)		(non-exchange traded)
	March 31,	December 31,	March 31,	December 31,
	2008	2007	2008	2007
Gross unrealized gains	$18,501,301	$41,301,339	$6,878,725	$1,944,903
Gross unrealized losses	(17,705,629)	(10,040,080)	(3,748,316)	(2,918,843)
Net unrealized gain	$795,672	$31,261,259	$3,130,409	$(973,940)

The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The Limited Partners bear the risk of loss only to the extent of the fair value of their respective investments and, in certain specific circumstances, distributions and redemptions received.

Note 8:	INDEMNIFICATIONS

In the normal course of business, the Fund may enter into contracts and agreements that contain a variety of representations and warranties and which provide general indemnifications.  The Fund’s maximum exposure under these arrangements cannot be estimated.  However, the Fund believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any continent liability in the financial statements for such indemnifications.

Note 9:	INTERIM FINANCIAL STATEMENTS

The statements of financial condition, including the condensed schedule of investments, as of March 31, 2008, the statements of operations for the three months ended March 31, 2008 and 2007, the statements of cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2008 and 2007 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2008, results of operations for the three months ended March 31, 2008 and 2007, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2008 and 2007.  The results of operations for the three months ended March 31, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Form 10-K as filed with the Securities and Exchange Commission.

Note 10:	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2008 and 2007.  This information has been derived from information presented in the financial statements.

	Three months ended March 31,
	2008		2007
	(Unaudited)		(Unaudited)
	Class A	Class B	Class A	Class B
	Interests	Interests	Interests	Interests

Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$3,867.65	$4,891.11	$3,725.59	$4,627.81

Income (loss) from operations:
Gain (loss) from trading (1)	566.72	717.73	(274.53)	(342.44)
Net investment income (loss) (1)	(129.75)	(140.99)	(12.32)	5.00

Total income (loss) from operations	436.97	576.74	(286.85)	(337.44)

Net asset value per unit at end of period	$4,304.62	$5,467.85	$3,438.74	$4,290.37

Total Return	11.30%	11.79%	(7.70%)	(7.29%)

Supplemental data
Ratios to average net asset value:
Expenses prior to advisor incentive fees (2), (3)	1.75%	1.29%	1.65%	1.21%
Advisor incentive fees	2.40%	2.41%	0.01%	0.01%

Total expenses	4.15%	3.70%	1.66%	1.22%

Net investment loss (2), (3)	(3.15%)	(2.70%)	(0.34%)	(0.11%)

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

(2)
All of the ratios under the supplemental data are computed net of voluntary and involuntary waivers of operating expenses, as applicable.  For the three months ended March 31, 2008 and 2007, the ratios are net of approximately 0.09% and 0.07%, respectively, of average net asset value relating to the voluntary waiver of operating expenses.  Both the nature and the amounts of the waivers are more fully explained in Note 5.

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

As of March 31, 2008 the aggregate capitalization of the Fund was $607,837,392 of which $403,378,844 was in A units and $204,458,548 was in B units.  A units and B units differ only with regard to lower Selling Agent fees for the B units.  The net asset value per unit of limited partnership interest (“Unit”) for A units as of March 31, 2008 was $4,304.62 and for B units was $5,467.85.

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

Futures, options on futures and forward contracts are recorded on a trade date basis and gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 -"Offsetting of Amounts Related to Certain Contracts." The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period.  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.  United States government and government sponsored agency securities, and commercial paper are stated at cost plus accrued interest, which approximates fair value.

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

Results of Operations

2008

A Units of the Fund were up 1.40% for the month of January 2008 and B Units were up 1.56%.  The Fund ended with a net gain in January as profits from interest rate instruments, agricultural commodities and metals offset losses from energy, equity indices and foreign currencies. Global interest rate instruments were the most profitable sector for the Fund as rates trended lower on growing concerns of a possible US recession. Later in the month, the Federal Reserve responded to a sharp sell off in global equity prices with a total 1.25% rate cut that pushed short term rates even lower, benefiting the Fund’s long positions in that sector. Long positions in agricultural commodities were profitable as grain and soybean prices continued an upward trend on strong global demand and declining inventory levels. The largest losses for the month came from the energy sector, where crude oil prices declined after hitting an all time nominal high at the beginning of the month. The fall in oil prices went against the Fund’s long positions.

A Units of the Fund were up 11.56% for the month of February 2008 and B Units were up 11.74%.  The Fund finished the month with net profits in all six major market sectors. Physical commodities generated the largest profits as strong demand and tight supplies in a number of commodities drove contract prices to record highs. In the agricultural commodities sector, the Fund’s long positions in soybeans, wheat, coffee, corn and sugar were among the most profitable. Since the start of the year, wheat prices have climbed 21%, while soybeans and coffee were up 27% and 35% respectively. In the energy sector, light crude oil futures hit a new nominal high of $103.05 dollars per barrel. The Fund gained from its long positions in energy, especially crude oil, heating oil, gasoline and kerosene. In the metals sector, the Fund profited from its long positions in both precious and industrial metals including gold, silver, aluminum, platinum and copper. Short positions in equity indices profited as global indices weakened on fears of inflation and a weaker US dollar. Bond prices were mostly unchanged until the final days of the month, when prices jumped in reaction to Fed news about further rate cuts. The net increase in bond prices benefited the Fund’s long bond positions.

A Units of the Fund were down 1.62% for the month of March 2008 and B Units were down 1.49%.  The Fund finished lower in March as losses from agricultural products and metals offset profits from equity indices, foreign currencies, energy and interest rate instruments. Financial markets reacted to two announcements by the Federal Reserve that ultimately impacted several market sectors. The Fed cut the federal funds target interest rate by .75% and it also announced it would provide guarantees to JP Morgan Chase for the acquisition of Bear Stearns. Following the announcements, the US dollar which had been trending lower over the past several months, suddenly strengthened. The stronger dollar triggered a rapid sell-off in physical commodities including agricultural, metals and energy, with agricultural commodities generating the largest losses. Overall the Fund ended the first quarter up 11.28% and up 25.15% for the last 12 months.

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

Past Performance is Not Indicative of Future Results.

Disclosures about Certain Trading Activities that Include Non-exchange Traded Contracts Accounted for at Fair Value

The Fund invests in futures and forward currency contracts.  Fair value of exchange-traded contracts is based upon exchange settlement prices.  Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market.

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

 Market movements result in frequent changes in the fair value of the Fund's open positions and, consequently, in its earnings and cash flow. The Fund's market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the fair value of financial instruments and contracts, the diversification effects among the Fund's open positions and the liquidity of the markets in which it trades.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of  January 31, 2008, February 29, 2008 and March 31, 2008.  All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of January 31, February 29, and March 31, 2008, the Fund's total capitalization was $549,672,696, $614,498,677 and $607,837,392 respectively.

FIRST QUARTER 2008

	January 2008	% of Total	February 2008	% of Total	March 2008	% of Total
Market Sector	Value at Risk	Capitalization	Value at Risk	Capitalization	Value at Risk	Capitalization

Agricultural	$10,630,821	1.93%	$14,081,216	2.29%	$7,252,477	1.19%
Currency	$16,087,397	2.93%	$18,888,727	3.08%	$13,837,453	2.28%
Energy	$9,107,192	1.66%	$12,711,597	2.07%	$9,896,125	1.63%
Interest rates	$18,275,155	3.32%	$19,472,595	3.17%	$12,970,319	2.13%
Metals	$8,245,320	1.50%	$9,339,411	1.52%	$5,531,103	0.91%
Stock indices	$12,965,692	2.36%	$20,049,182	3.26%	$12,107,472	1.99%
Total	$75,311,577	13.70%	$94,542,728	15.39%	$61,594,949	10.13%

Total fund capitalization	549,672,696		614,498,677		607,837,392

Of the 11.30% return for the quarter ended March 31, 2008 for A Units, approximately 14.66% was due to trading gains (after commissions) and approximately 1.06% was due to interest income, offset by approximately (4.42%) in incentive fees, management fees, selling agent fees and operating costs borne by the Fund.  Of the 11.79% return for the quarter ended March 31, 2008 for B Units, approximately 14.67% was due to trading gains (after commissions) and approximately 1.07% was due to interest income, offset by approximately (3.95%) in incentive fees, management fees, selling agent fees and operating costs borne by the Fund.

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

The following were the primary trading risk exposures of the Fund as of March 31, 2008, by market sector.

Agricultural

During 2008, the Fund's agricultural exposure was to soybeans, wheat, corn, coffee and cotton.

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

Energy

The Fund's primary energy market exposure is to gas and oil price movements, often resulting from political developments and ongoing conflicts in the Middle East.  As of March 31, 2008, crude oil, heating oil and unleaded gas are the dominant energy market exposures of the Fund. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

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

The following were the only non-trading risk exposures of the Fund as of March 31, 2008:

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

PART II-OTHER INFORMATION

Item 1: Legal Proceedings.

None

Item 1A: Risk Factors.

There have been no material changes from the risk factors disclosed in the Fund’s Form 10-K for the year-ended December 31, 2007.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Between January and March 2008, the Fund issued Units at monthly closings as set forth in the following chart. However, pursuant to Regulation Section 229.701 Item 701(d), the Fund enjoys the private offering exemption within the Securities Exchange Act of 1933 Section 4(2). The Fund is privately offered and sold to “accredited investors” as defined in Securities Exchange Act of 1933 Rule 501(a).

Schedule on Number and Dollar Amount of Interests
(Additions)
(Includes both A and B Units)

	Dollar Amount	Number of
	of Interests	Additional Units
Month	Sold	Sold

January 2008	$3,709,444	834.3418
February 2008	$9,846,051	2,253.1774
March 2008	$8,465,652	1,808.8509

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submissions of Matters to a vote of Security Holders.

None

Item 5: Other Information

None

Item 6: Exhibits.

(a)	Exhibits and Index.

The following exhibits filed herewith.

Exhibit No.	Description of Document	Page No.

31.01	Certification of Kenneth E. Steben, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	E-2

31.02	Certification of Ahmed S. Hassanein, Chief Operating Officer and Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	E-3

32.01	Certification of Kenneth E. Steben, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.	E-4

32.02	Certification of Ahmed S. Hassanein, Chief Operating Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.	E-5

(b) Reports.

None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTURES PORTFOLIO FUND
LIMITED PARTNERSHIP
(Registrant)

By:	Steben & Company, Inc.
General Partner

By:	/s/ Kenneth E. Steben	May 14, 2008
Kenneth E. Steben
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ahmed S.Hassanein	May 14, 2008
Ahmed S. Hassanein
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

E-1