Form 10-Q
period 2008-06-30
FUTURES PORTFOLIO FUND L.P.
filed 2008-08-14
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates: the registrant is a limited partnership; as of June 30, 2008, 96,041.3765 Class A units and 41,365.8609 Class B units with an aggregate value of $448,482,374 and $246,401,160 respectively, were outstanding.

i

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
STATEMENTS OF FINANCIAL CONDITION
June 30, 2008 (Unaudited) and December 31, 2007 (Audited)

	June 30,	December 31,
	2008	2007
ASSETS
Equity in broker trading accounts
Cash	$217,623,577	$61,033,411
Due from broker	70,097	-
Interest receivable	416,322	239,155
Net unrealized gain on open futures contracts	47,312,683	31,261,259
Deposits with brokers	265,422,679	92,533,825
Cash and cash equivalents	133,024,539	24,504,401
Commercial paper (cost - $358,599,731 and $392,780,866)	359,752,044	396,351,403
United States government and government sponsored agency securities (cost - $0 and $48,771,500)	-	49,838,000
Net unrealized gain (loss) on open forward currency contracts	4,162,193	(973,940)
Net unrealized loss on open swap contracts	(11,832)	-
Total assets	$762,349,623	$562,253,689
LIABILITIES
Accounts payable - General Partner	$1,066,576	$888,469
Commissions and other trading fees on open contracts	92,599	99,972
General Partner management fee	1,163,976	896,247
General Partner 1 percent allocation	1,213,014	250,318
Advisor management fees	1,583,136	1,353,970
Advisor incentive fees	17,722,545	4,301,628
Selling agents' fee	821,604	646,034
Redemptions payable	18,986,666	4,753,938
Subscriptions received in advance	24,815,973	3,956,128
Total liabilities	67,466,089	17,146,704
PARTNERS' CAPITAL (Net Asset Value)
Class A Interests - 96,041.3765 units and 94,188.7078 units outstanding at June 30, 2008 and December 31, 2007	448,482,374	364,289,314
Class B Interests - 41,365.8609 units and 36,968.6171 units outstanding at June 30, 2008 and December 31, 2007	246,401,160	180,817,671
Total partners' capital (net asset value)	694,883,534	545,106,985
Total liabilities and partners' capital	$762,349,623	$562,253,689

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2008
(Unaudited)

COMMERCIAL PAPER
	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$11,000,000	09/10/08	Merrill Lynch & Co, 2.78%	$10,939,689	1.57%
35,000,000	10/29/08	Abbey Natl N America LLC, 2.87%	34,665,167	4.99%
35,000,000	10/29/08	Societe Generale N Amer, 3.01%	34,648,833	4.99%
15,000,000	11/05/08	Citigroup Funding Inc, 2.78%	14,852,892	2.14%
50,000,000	11/05/08	Ubs Finance Delaware LLC, 2.865%	49,494,646	7.12%
18,000,000	11/10/08	Societe Generale N Amer, 2.77%	17,817,180	2.56%
13,000,000	12/11/08	Abbey Natl N America LLC, 2.98%	12,824,594	1.85%
10,000,000	12/11/08	American Express Credit, 2.98%	9,865,072	1.42%
48,000,000	12/11/08	General Elec Cap Corp, 2.81%	47,389,293	6.82%
48,000,000	12/11/08	Hsbc Finance Corp, 2.88%	47,374,080	6.82%
48,000,000	12/11/08	Morgan Stanley, 3.04%	47,339,307	6.81%
33,000,000	12/11/08	Ubs Finance Delaware LLC, 3.07%	32,541,291	4.68%
		Total commercial paper securities (cost - $358,599,731)	$359,752,044	51.77%

LONG FUTURES CONTRACTS*
			Unrealized gain (loss) on	% of Net
		Description	open long contracts	Asset Value
		Agricultural	$10,307,108	1.48%
		Currency	1,295,097	0.19%
		Energy	10,970,005	1.58%
		Interest rate	467,822	0.07%
		Metal	2,771,437	0.40%
		Stock index	(2,634,179)	-0.38%
		Total long futures contracts	$23,177,290	3.34%

SHORT FUTURES CONTRACTS*
			Unrealized gain (loss) on	% of Net
		Description	open short contracts	Asset Value
		Agricultural	$(765,235)	-0.11%
		Currency	(432,457)	-0.06%
		Energy	(87,113)	-0.01%
		Interest rate	8,308,641	1.20%
		Metal	2,200,708	0.32%
		Stock index	14,910,849	2.15%
		Total short futures contracts	$24,135,393	3.49%

		Total futures contracts	$47,312,683	6.83%

LONG SWAP CONTRACTS*
			Unrealized gain on	% of Net
		Description	open long contracts	Asset Value
		Agricultural	$23,548	0.00%
		Total long swap contracts	$23,548	0.00%

SHORT SWAP CONTRACTS*
			Unrealized loss on	% of Net
		Description	open short contracts	Asset Value
		Agricultural	$(35,380)	0.00%
		Total short swap contracts	$(35,380)	0.00%
		Total swap contracts	$(11,832)	0.00%

FORWARD CURRENCY CONTRACTS*
			Unrealized gain on	% of Net
		Description	open long/short contracts	Asset Value
		Long forward currency contracts	$3,885,010	0.56%
		Short forward currency contracts	277,183	0.04%
		Total forward currency contracts	$4,162,193	0.60%

*No individual futures, forward currency, or swap contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2007
(Audited)

UNITED STATES GOVERNMENT SECURITIES*
	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$10,000,000	01/24/08	US Treasury Bill, 4.860%	$9,967,600	1.83%
8,000,000	01/24/08	US Treasury Bill, 4.860%	7,974,080	1.46%
32,000,000	01/24/08	US Treasury Bill, 4.860%	31,896,320	5.85%
		Total United States government securities
		(cost - $48,771,500)	$49,838,000	9.14%

COMMERCIAL PAPER
	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$35,180,000	01/10/08	UBS Finance Delaware LLC, 5.19%	$35,134,354	6.45%
26,083,000	01/14/08	Societe Generale N Amer, 5.175%	26,034,257	4.78%
26,714,000	03/13/08	HSBC Finance Corp, 4.91%	26,451,669	4.85%
22,533,000	04/17/08	Calyon North America Inc, 4.705%	22,217,892	4.08%
45,000,000	04/24/08	Bank of America Corp, 4.65%	44,337,375	8.13%
45,195,000	04/28/08	Morgan Stanley, 4.91%	44,467,637	8.16%
20,456,000	05/01/08	Citigroup Funding Inc, 4.58%	20,141,103	3.69%
30,655,000	05/01/08	General Elec Cap Corp, 4.47%	30,194,434	5.54%
11,000,000	05/01/08	UBS Finance Delaware LLC, 4.54%	10,832,146	1.99%
17,990,000	05/07/08	HSBC Finance Corp, 4.43%	17,708,851	3.25%
15,264,000	05/07/08	Societe Generale N Amer, 4.54%	15,019,530	2.76%
43,035,000	06/05/08	Merrill Lynch & Co, 4.89%	42,123,088	7.73%
15,000,000	06/09/08	General Elec Cap Corp, 4.53%	14,698,000	2.70%
23,000,000	06/10/08	Calyon North America Inc, 4.7%	22,516,553	4.13%
25,000,000	06/10/08	Credit Suisse New York, 4.7%	24,474,514	4.49%
		Total commercial paper (cost - $392,780,866)	$396,351,403	72.73%

LONG FUTURES CONTRACTS**
			Unrealized gain (loss)	% of Net
		Description	on open long contracts	Asset Value
		Agricultural	$12,384,858	2.27%
		Currency	(509,514)	(0.09%)
		Energy	9,308,530	1.71%
		Interest rate	5,952,412	1.09%
		Metal	1,156,795	0.21%
		Stock index	183,977	0.03%
		Total long futures contracts	$28,477,058	5.22%

SHORT FUTURES CONTRACTS**
			Unrealized gain (loss) on	% of Net
		Description	open short contracts	Asset Value
		Agricultural	$(92,135)	(0.02%)
		Currency	(888,121)	(0.16%)
		Energy	(1,899,737)	(0.35%)
		Interest rate	699,401	0.13%
		Metal	4,059,755	0.74%
		Stock index	905,038	0.17%
		Total short futures contracts	$2,784,201	0.51%
		Total futures contracts	$31,261,259	5.73%

FORWARD CURRENCY CONTRACTS**
			Unrealized gain (loss)	% of Net
		Description	on open long/short contracts	Asset Value
		Long forward currency contracts	$(1,814,218)	(0.33%)
		Short forward currency contracts	840,278	0.15%
		Total forward currency contracts	$(973,940)	(0.18%)

*Pledged as collateral for the trading of futures and options on futures contracts.
**No individual futures or forward currency contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2008 and 2007
(Unaudited)
_____________

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
TRADING GAINS
Net realized gains	$32,894,383	$73,045,784	$140,317,955	$51,660,284
Change in unrealized gains	47,536,956	19,800,866	21,175,723	3,480,549
Brokerage commissions	(522,069)	(334,477)	(1,022,732)	(702,540)
Net gains from trading	79,909,270	92,512,173	160,470,946	54,438,293
NET INVESTMENT LOSS
Income
Interest income	4,743,519	6,708,876	10,529,882	13,285,472
Expenses
General Partner management fee	3,219,521	2,618,917	6,143,377	5,061,089
General Partner 1 percent allocation	574,860	798,683	1,213,014	404,423
Advisor management fees	2,839,170	2,521,810	5,437,443	4,994,026
Advisor incentive fees	17,720,101	11,177,266	31,658,054	11,206,940
Selling agents' fee	2,285,892	1,901,871	4,382,943	3,673,043
Operating expenses	1,646,697	1,556,618	2,870,064	2,987,341
Total expenses	28,286,241	20,575,165	51,704,895	28,326,862
Operating expenses waived	(544,612)	(423,741)	(792,465)	(640,950)
Net total expenses	27,741,629	20,151,424	50,912,430	27,685,912
Net investment loss	(22,998,110)	(13,442,548)	(40,382,548)	(14,400,440)

NET INCOME	$56,911,160	$79,069,625	$120,088,398	$40,037,853

	Three Months Ended June 30,				Six Months Ended June 30,
	2008		2007		2008		2007
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
INCREASE IN NET ASSET VALUE PER UNIT	$365.06	$488.78	$558.70	$719.84	$802.03	$1,065.52	$271.85	$382.40

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)
__________

	2008	2007
Cash flows from (for) operating activities
Net income	$120,088,398	$40,037,853
Adjustments to reconcile net income to net cash from (for) operating activities
Net change in unrealized gains	(21,175,725)	(3,480,549)
Increase in due from broker	(70,097)	-
Increase in interest receivable	(177,167)	(22,012)
Increase in accounts payable and accrued expenses	14,264,116	10,364,676
Increase in General Partner 1 percent allocation	962,696	56,630
Net proceeds (purchases) of commercial paper	36,599,359	(184,603,456)
Net proceeds from investments in United States government and government sponsored agency securities	49,838,000	135,581,067
Net cash from (for) operating activities	200,329,580	(2,065,791)
Cash flows from financing activities
Additions of units	75,158,647	39,868,755
Subscriptions received in advance	24,815,973	7,225,954
Redemption of units	(35,193,896)	(37,702,670)
Net cash from financing activities	64,780,724	9,392,039
Net increase in cash and cash equivalents	265,110,304	7,326,248
Cash and cash equivalents
Beginning of period	85,537,812	169,619,735
End of period	$350,648,116	$176,945,983
End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$217,623,577	$123,229,625
Cash and cash equivalents	133,024,539	53,716,358
Total end of period cash and cash equivalents	$350,648,116	$176,945,983

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2008 and 2007
(Unaudited)
__________

	Class A Interests		Class B Interests
	Units	Value	Units	Value	Total
Six Months Ended June 30, 2008
Balances at December 31, 2007	94,188.7078	$364,289,314	36,968.6171	$180,817,671	$545,106,985
Net income for the six months ended June 30, 2008	-	78,030,762	-	42,057,636	120,088,398
Additions	10,752.9233	45,560,066	6,270.8609	33,554,709	79,114,775
Redemptions	(8,635.8108)	(38,273,521)	(2,081.8664)	(11,153,103)	(49,426,624)
Transfers	(264.4438)	(1,124,247)	208.2493	1,124,247	-
Balance at June 30, 2008	96,041.3765	$448,482,374	41,365.8609	$246,401,160	$694,883,534

	Class A Interests		Class B Interests
	Units	Value	Units	Value	Total
Six Months Ended June 30, 2007
Balances at December 31, 2006	91,632.3257	$341,384,123	35,151.8276	$162,675,970	$504,060,093
Net income for the six months ended June 30, 2007	-	26,080,164	-	13,957,689	40,037,853
Additions	8,538.7209	31,562,583	3,242.5426	14,880,740	46,443,323
Redemptions	(6,229.4166)	(23,622,375)	(2,758.6801)	(12,843,834)	(36,466,209)
Transfers	(383.9866)	(1,412,996)	307.6108	1,412,996	-
Balance at June 30, 2007	93,557.6434	$373,991,499	35,943.3009	$180,083,561	$554,075,060

Net Asset Value Per Unit

June 30, 2008		December 31, 2007		June 30, 2007		December 31, 2006

Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

$4,669.68	$5,956.63	$3,867.65	$4,891.11	$3,997.44	$5,010.21	$3,725.59	$4,627.81

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
__________

Note 1:	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Description of the Fund:

Futures Portfolio Fund, Limited Partnership (the “Fund”) is a Maryland limited partnership which operates as a commodity investment pool. The Fund utilizes professional trading advisors to engage in the trading of futures contracts, forward currency contracts, swap contracts, and other financial instruments.

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

Revenue Recognition:

Futures, options on futures, forward currency, and swap contracts are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation (“FASB”) No. 39 – Offsetting of Amounts Related to Certain Contracts, as amended by FASB No. 39-1 – Amendment of FASB Interpretation No. 39 (“FIN 39-1”). Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

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

Financial assets and liabilities recorded on the statement of financial condition at June 30, 2008 are categorized as Level 1 or Level 2 based on the inputs to the valuation techniques.  Level 1 means they are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Fund has the ability to access. Level 2 means they are based on quoted prices for similar assets or liabilities in an active market that the Fund has the ability to access.

The fair values of Level 1 and Level 2 financial instruments at June 30, 2008, consisted of the following:

	Level 1	Level 2
Commercial paper	$-	$359,752,044
Swap contracts	-	(11,832)
Forward currency contracts	4,162,193	-
Futures contracts	47,312,683	-
Total	$51,474,876	$359,740,212

The fair values of forward currency and futures contracts are based upon an underlying asset, index, or reference rate or a combination of these factors. The fair value of swap contracts are based upon daily reports from the swap counterparty that may be corroborated against the fair value of the underlying futures contracts. The Fund uses these financial instruments as part of its trading activities.  The recorded values of commercial paper and United States government and government sponsored agency securities are based on carrying amounts due to the short-term maturity of the instruments. Therefore, their carrying amounts approximate their fair values.

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

The General Partner of the Fund is Steben & Company, Inc., which conducts and manages the business of the Fund.  During the six months ended June 30, 2008 and 2007, the General Partner did not maintain a capital balance in the Fund; however, the sole shareholder of the General Partner has an investment in Class B Interests of the Fund.

During the six months ended June 30, 2008 and 2007, the General Partner received the following compensation:

•	Class A Interests paid a monthly management fee equal to 1/12 of 1.95 percent (1.95 percent per annum) of the net asset value of the Class A Interests as of the last day of each month.
•
Class A Interests paid a monthly selling agents’ fee equal to 1/12 of 2 percent (2.00 percent per annum) of the net asset value of the Class A Interests as of the last day of each month. The General Partner, in turn, pays the selling agents’ fees to the respective selling agents. If the selling agents’ fees are not paid to the selling agent, or the General Partner was the selling agent, such portions of the selling agents’ fees are retained by the General Partner.

•	Class B Interests paid a monthly management fee equal to 1/12 of 1.95 percent (1.95 percent per annum) of the net asset value of the Class B Interests as of the last day of each month.
•
Class B Interests paid a monthly selling agents’ fee equal to 1/12 of 0.20 percent (0.20 percent per annum) of the net asset value of the Class B Interests as of the last day of each month.  The General Partner, in turn, pays the selling agents’ fees to the respective selling agents.  If the selling agents’ fees are not paid to the selling agent, or the General Partner was the selling agent, such portions of the selling agents’ fees are retained by the General Partner.

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

The Fund is responsible for all of its operating expenses such as accounting, audit, legal, administrative, marketing and offering expenses.  Operating expenses also include salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund, such as salaries and commissions of General Partner marketing personnel, and administrative employee salaries and related costs.  Pursuant to the terms of the Limited Partnership Agreement, operating expenses that exceed 1 percent of the average month-end net assets of the Fund are the responsibility of the General Partner.  For the six months ended June 30, 2008 and 2007, actual operating expenses were below this 1 percent threshold.  However, during the six months ended June 30, 2008 and 2007, the General Partner voluntarily paid $792,465 and $812,899, respectively, of operating expenses of the Fund, with such amounts also included in operating expenses waived in the statement of operations.  As of June 30, 2008 and December 31, 2007, $1,066,576 and $888,469 respectively, were payable to the General Partner for operating expenses not waived.  Such amounts are presented as accounts payable in the statements of financial condition.

Note 6:	SUBSCRIPTIONS, DISTRIBUTIONS, AND REDEMPTIONS

Investments in the Fund are made by subscription agreement, subject to acceptance by the General Partner. Units are sold at the net asset value per Class A or Class B unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as Limited Partners as of the beginning of the month following the month in which their subscriptions were accepted.  At June 30, 2008 and December 31, 2007, the Fund had received subscriptions of $24,815,973 and $3,956,128, respectively, which were additions to the Fund effective July 1, 2008 and January 1, 2008, respectively.

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

The Fund engages in the speculative trading of U.S. and foreign futures contracts, forward currency contracts , and swap contracts (collectively, “derivatives”). The Fund is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures contracts requires margin deposits with the brokers. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury Bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited. The Fund utilizes Newedge Financial, Inc. as its futures broker, Newedge Financial, Inc. and Newedge Group (UK Branch) as its options brokers and forwards counterparties and UBS AG and Goldman Sachs International for swap contracts and as a forward counterparty.

The Fund trades forward currency and swap contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Accordingly, the risks associated with forward currency and swap contracts are generally greater than those associated with exchange traded contracts because of the greater risk of counterparty default. Additionally, the trading of forward currency and swap contracts typically involves delayed cash settlement.

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

For derivatives, risks arise from changes in the fair value of the contracts. Theoretically, the Fund is exposed to a market risk equal to the notional contract value of futures, forward currency, and swap contracts purchased and unlimited liability on such contracts sold short.

The unrealized gain (loss) on open futures, forward currency and swap contracts is comprised of the following:

	Futures Contracts		Swap Contracts		Forward Currency Contracts
	(exchange traded)		(non-exchange traded)		(non-exchange traded)
	June 30,	December 31,	June 30,	December 31,	June 30,	December 31,
	2008	2007	2008	2007	2008	2007
Gross unrealized gains	$57,897,733	$41,301,339	$47,969	$-	$6,036,435	$1,944,903
Gross unrealized losses	(10,585,050)	(10,040,080)	(59,801)	-	(1,874,242)	(2,918,843)
Net unrealized gain (loss)	$47,312,683	$31,261,259	$(11,832)	$-	$4,162,193	$(973,940)

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

The statements of financial condition, including the condensed schedule of investments, as of June 30, 2008, the statements of operations for the three and six months ended June 30, 2008 and 2007, the statements of cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2008 and 2007 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2008, results of operations for the three and six months ended June 30, 2008 and 2007, cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2008 and 2007.  The results of operations for the three and six months ended June 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Form 10-K as filed with the Securities and Exchange Commission.

Note 10:	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three and six months ended June 30, 2008 and 2007.  This information has been derived from information presented in the financial statements.

	Three months ended June 30,
	2008		2007
	(Unaudited)		(Unaudited)
	Class A	Class B	Class A	Class B
	Interests	Interests	Interests	Interests

Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$4,304.62	$5,467.85	$3,438.74	$4,290.37

Income from operations:
Gain from trading (1)	529.30	674.16	661.84	826.25
Net investment loss (1)	(164.24)	(185.38)	(103.14)	(106.41)

Total income from operations	365.06	488.78	558.70	719.84

Net asset value per unit at end of period	$4,669.68	$5,956.63	$3,997.44	$5,010.21

Total Return	8.48%	8.94%	16.25%	16.78%

Supplemental data
Ratios to average net asset value:
Expenses prior to advisor incentive fees (2), (3)	1.73%	1.26%	1.90%	1.43%
Advisor incentive fees	2.76%	2.80%	2.18%	2.16%

Total expenses	4.49%	4.06%	4.08%	3.59%

Net investment loss (2), (3)	(3.75%)	(3.32%)	(2.77%)	(2.28%)

	Six months ended June 30,
	2008		2007
	(Unaudited)		(Unaudited)
	Class A	Class B	Class A	Class B
	Interests	Interests	Interests	Interests

Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$3,867.65	$4,891.11	$3,725.59	$4,627.81

Income from operations:
Gain from trading (1)	1,095.93	1,392.25	387.98	484.49
Net investment loss (1)	(293.90)	(326.73)	(116.13)	(102.09)

Total income from operations	802.03	1,065.52	271.85	382.40

Net asset value per unit at end of period	$4,669.68	$5,956.63	$3,997.44	$5,010.21

Total Return	20.74%	21.78%	7.30%	8.26%

Supplemental data
Ratios to average net asset value:
Expenses prior to advisor incentive fees (2), (3)	3.48%	2.54%	3.52%	2.62%
Advisor incentive fees	5.18%	5.22%	2.20%	2.18%

Total expenses	8.66%	7.76%	5.72%	4.80%

Net investment loss (2), (3)	(6.92%)	(6.05%)	(3.12%)	(2.20%)

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

(2)
All of the ratios under the supplemental data are computed net of voluntary and involuntary waivers of operating expenses, as applicable.  For the six months ended June 30, 2008 and 2007, the ratios are net of approximately 0.18% and 0.16%, respectively, of average net asset value relating to the voluntary waiver of operating expenses.  Both the nature and the amounts of the waivers are more fully explained in Note 5.

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

Introduction

Futures Portfolio Fund Limited Partnership (the "Fund") is a Maryland limited partnership, formed on May 11, 1989, that utilizes professional trading advisors to engage in the trading of commodity futures contracts, other commodity interests, options, swap contracts, securities and forward currency contracts.  The Fund began trading on January 2, 1990.  The Fund is an actively managed account with speculative trading profits as its objective.

The Fund currently trades in the U.S. and international futures and forward markets.  Specifically, the Fund trades a portfolio focused on futures and forward contracts in currencies, interest rate instruments, energy, stock indices, agricultural products and metals.

Gains or losses are realized when futures, forward currency, and swap contracts are liquidated. Net unrealized gains or losses on open contracts (the difference between contract price and market price) are reflected in the statement of financial condition. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. United States government and government sponsored agency securities and commercial paper are stated at cost plus accrued interest, which approximates fair value. For purposes of both financial reporting and calculation of redemption value, Net Asset Value per Unit is calculated by dividing Partners’ Capital (Net Asset Value) by the number of outstanding Units.

As of June 30, 2008 the aggregate capitalization of the Fund was $694,883,534 of which $448,482,374 was in A units and $246,401,160 was in B units.  A units and B units differ only with regard to lower Selling Agent fees for the B units.  The net asset value per unit of limited partnership interest (“Unit”) for A units as of June 30, 2008 was $4,669.68 and for B units was $5,956.63.

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

Futures, options on futures, forward currency, and swap contracts are recorded on a trade date basis and gains or losses are realized when contracts are liquidated. Unrealized gains or losses on open contracts (the difference between contract trade price and market price) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation No. 39 -"Offsetting of Amounts Related to Certain Contracts." The fair value of futures (exchange-traded) contracts is determined by the various futures exchanges, and reflects the settlement price for each contract as of the close of the last business day of the reporting period.  The fair value of swap contracts are based upon daily reports from the swap counterparty that may be corroborated against the fair value of the underlying futures contracts. Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.  United States government and government sponsored agency securities, and commercial paper are stated at cost plus accrued interest, which approximates fair value.

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

Off-Balance Sheet Arrangements

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss.  The Fund trades in futures, forward currency, and swap contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk.  In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable.  If the markets should move against all of the futures interests positions of the Fund at the same time, and if the commodity trading advisors were unable to offset futures interest positions of the Fund, the Fund could lose all of its assets and the Limited Partners would realize a 100% loss.  Steben & Company, the General Partner, minimizes market risk through diversification of the portfolio allocations to multiple trading advisors, and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

In addition to market risk, in entering into futures, forward currency, and swap contracts there is a risk that the counterparty will not be able to meet its obligations to the Fund.  The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange.  In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this risk.  In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

In the case of forward currency and swap contracts, which are traded on the inter-bank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty risk. Steben & Company utilizes only those counterparties that it believes to be creditworthy for the Fund.  All positions of the Fund are valued each day on a mark-to-market basis.  There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

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

Contractual Obligations

The Fund does not have any contractual obligations of the type contemplated by Regulation S-K 303(a)(5).  The Fund’s sole business is trading futures, forward currency, and swap contracts, both long (contracts to buy) and short (contracts to sell).

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

The entire offering proceeds, without deductions, will be credited to the Fund's bank and brokerage accounts to engage in trading activities and as reserves for that trading. The Fund meets its margin requirements by depositing U.S. government securities with the futures broker and the over-the-counter counterparties. In this way, substantially all of the Fund's assets, whether used as margin for trading purposes or as reserves for such trading, can be invested in U.S. government securities and time deposits with U.S. banks. Investors should note that maintenance of the Fund's assets in U.S. government securities and banks does not reduce the risk of loss from trading futures, forward currency, and swap contracts. The Fund receives all interest earned on its assets. No other person shall receive any interest or other economic benefits from the deposit of Fund assets.

Approximately 10% to 30% of the Fund's assets normally are committed as required margin for futures contracts and held by the futures broker, although the amount committed may vary significantly. Such assets are maintained in the form of cash or U.S. Government Securities in segregated accounts with the futures broker pursuant to the Commodity Exchange Act and regulations there under. Approximately 10% to 30% of the Fund's assets are deposited with over-the-counter counterparties in order to initiate and maintain forward currency and swap contracts. Such assets are not held in segregation or otherwise regulated under the Commodity Exchange Act, unless such over-the-counter counterparty is registered as a futures commission merchant. These assets are held either in U.S. government securities or short-term time deposits with U.S.-regulated bank affiliates of the over-the-counter counterparties. The remaining 40% to 80% of the Fund's assets will normally be invested in cash equivalents, such as U.S. Treasury Bills and commercial paper, and held by the futures broker or the over-the-counter counterparties.

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

A Units of the Fund were down 3.05% for the month of April 2008 and B Units were down 2.90%.  The Fund finished lower this month as profits from energy were offset by losses from the other five major market sectors. Japanese government bonds fell on reports that inflation in Japan had reached its highest level in a decade. By the end of the month, most domestic and international interest rates had edged higher even after the FOMC announced a .25% rate cut. Overall, the decline in bond prices went against the Fund’s long positions. Agricultural commodity prices continued to decline resulting in losses for the Fund's long positions in that sector. Wheat prices fell more than 6%, reaching five-month lows on news that the government of Ukraine had eased export restrictions. Corn and soybean prices also moved lower. Long positions in the energy sector posted gains as crude oil prices approached $120 per barrel. Concerns over Saudi supplies, Nigerian production disruptions and further evidence of continuing Chinese demand fueled the rise in oil prices.

A Units of the Fund were up 5.14% for the month of May 2008 and B Units were up 5.32%.  The Fund finished higher this month with gains in most of the major market sectors. The energy sector generated significant profits as the Fund’s long positions benefited from sustained upward trends in crude oil, gasoline, heating oil and natural gas. Analysts’ explanations for the rise in prices were mixed, but steady demand, supply disruptions and a weak US dollar continued to be the most commonly stated factors. While prices for several energy contracts reached all time highs, other market sectors were relatively quiet this month. Foreign currencies, metals and stock indices all finished with modest profits for the month, with each sector experiencing a mix of offsetting returns. Short-term interest rate instruments were profitable as the Fund’s short positions benefited from a rise in short term international interest rates.

A Units of the Fund were up 6.42% for the month of June 2008 and B Units were up 6.53%.  The Fund’s systematic trading strategies generated profits from trends in all of the major market sectors in June. Crude oil, heating oil, gasoline and natural gas soared to new highs, producing significant profits from the Fund’s long energy sector positions. Higher energy prices, weakness in the U.S. dollar and concerns over inflation drove stock markets into bear market territory. The falling equity prices produced profits from the Fund’s short equity index positions. Agricultural prices rose this month as severe flooding in the U.S. threatened summer crop supplies. The rising prices benefited the Fund’s long positions in soybeans, corn and wheat. The Fund also profited from long positions in metals including copper, gold and zinc.

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

Past Performance is Not Indicative of Future Results.

Disclosures about Certain Trading Activities that Include Non-exchange Traded Contracts Accounted for at Fair Value

The Fund invests in futures, forward currency, and swap contracts.  Fair value of exchange-traded contracts is based upon exchange settlement prices.  Fair value of non-exchange-traded contracts is based on third party quoted dealer values on the Interbank market.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of April 30, 2008, May 31, 2008 and June 30, 2008.  All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of April 30, 2008, May 31, 2008 and June 30, 2008, the Fund's total capitalization was $603,125,774, $650,739,676 and $694,883,534 respectively.

SECOND QUARTER 2008

	April 2008	% of Total	May 2008	% of Total	June 2008	% of Total
Market Sector	Value at Risk	Capitalization	Value at Risk	Capitalization	Value at Risk	Capitalization

Agricultural	$8,661,629	1.44%	$10,804,496	1.66%	$11,831,916	1.70%
Currency	$15,814,407	2.62%	$20,726,672	3.19%	$22,628,016	3.26%
Energy	$17,259,517	2.86%	$22,060,929	3.39%	$20,321,610	2.92%
Financial Indices	$17,995,796	2.98%	$20,781,564	3.19%	$30,630,617	4.41%
Interest Rates	$10,728,571	1.78%	$14,943,965	2.30%	$17,285,850	2.49%
Metals	$9,048,068	1.50%	$9,599,017	1.48%	$10,580,827	1.52%
Total	$79,507,988	13.18%	$98,916,643	15.21%	$113,278,836	16.30%

Total fund capitalization	603,125,774		650,739,676		694,883,534

Of the 8.48% return for the quarter ended June 30, 2008 for A Units, approximately 12.30% was due to trading gains (after commissions) and approximately 0.75% was due to interest income, offset by approximately (4.42%) in incentive fees, management fees, selling agent fees and operating costs borne by the Fund.  Of the 8.94% return for the quarter ended June 30, 2008 for B Units, approximately 12.33% was due to trading gains (after commissions) and approximately 0.75% was due to interest income, offset by approximately (4.14%) in incentive fees, management fees, selling agent fees and operating costs borne by the Fund.

Material Limitations on Value at Risk as an Assessment of Market Risk.

The face value of the market sector instruments held by the Fund is typically many times the applicable maintenance margin requirement (maintenance margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund. The magnitude of the Fund's open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions - unusual, but historically recurring from time to time - could cause the Fund to incur severe losses over a short period of time. The foregoing Value at Risk tables - as well as the past performance of the Fund - give no indication of this "risk of ruin."

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

The following were the primary trading risk exposures of the Fund as of June 30, 2008, by market sector.

Agricultural

During 2008, the Fund's primary agricultural exposure was to soybeans, wheat, corn, coffee and cotton.

Currencies

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

Energy

The Fund's primary energy market exposure is exposed to price movements that derive from imbalances in supply and demand, political developments and conflicts in the Middle East.  As of June 30, 2008, crude oil, heating oil, natural gas and unleaded gasoline were the dominant energy market exposures of the Fund. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

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

Metals

The Fund's metals primary market exposure is to fluctuations in the price of aluminum, copper, gold, silver, nickel and zinc.

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

The following were the only non-trading risk exposures of the Fund as of June 30, 2008:

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Between April and June 2008, the Fund issued Units at monthly closings as set forth in the following chart. However, pursuant to Regulation Section 229.701 Item 701(d), the Fund enjoys the private offering exemption within the Securities Exchange Act of 1933 Section 4(2). The Fund is privately offered and sold to “accredited investors” as defined in Securities Exchange Act of 1933 Rule 501(a).

Schedule on Number and Dollar Amount of Interests
(Additions)
(Includes both A and B Units)

	Dollar Amount	Number of
Month	of Interests	Additional Units
	Sold	Sold

April 2008	$17,966,949	3,833.4006
May 2008	$19,285,052	4,234.4525
June 2008	$19,841,627	4,059.5610

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submissions of Matters to a vote of Security Holders.

None

Item 5: Other Information

None

Item 6: Exhibits.

(a)   Exhibits and Index.

The following exhibits filed herewith.

Exhibit No.	Description of Document	Page No.

31.01	Certification of Kenneth E. Steben, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	E-1

31.02	Certification of Ahmed S. Hassanein, Chief Operating Officer and Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	E-2

32.01	Certification of Kenneth E. Steben, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.	E-3

32.02	Certification of Ahmed S. Hassanein, Chief Operating Officer and Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.	E-4

(b) Reports.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTURES PORTFOLIO FUND
LIMITED PARTNERSHIP
(Registrant)

By:	Steben & Company, Inc.
General Partner

By:	/s/ Kenneth E. Steben	August 14, 2008
Kenneth E. Steben
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ahmed S.Hassanein	August 14, 2008
Ahmed S. Hassanein
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)