Form 10-Q
period 2008-09-30
FUTURES PORTFOLIO FUND L.P.
filed 2008-11-14
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates: the registrant is a limited partnership; as of September 30, 2008, 106,264.5266 Class A units and 44,265.3330 Class B units with an aggregate value of $454,282,796 and $242,470,228 respectively, were outstanding.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
STATEMENTS OF FINANCIAL CONDITION
September 30, 2008 (Unaudited) and December 31, 2007 (Audited)

	September 30,	December 31,
	2008	2007
ASSETS
Equity in broker trading accounts
Cash	$70,173,684	$61,033,411
Interest receivable	132,170	239,155
Net unrealized gain on open futures contracts	23,817,475	31,261,259
Deposits with brokers	94,123,329	92,533,825
Cash and cash equivalents	28,417,805	24,504,401
Commercial paper (cost - $388,787,163 and $392,780,866)	392,548,439	396,351,403
United States government and government sponsored agency securities (cost - $207,472,646 and $48,771,500)	208,354,198	49,838,000
Net unrealized loss on open forward currency contracts	(4,771,877)	(973,940)
Net unrealized gain on open swap contracts	8,413	-
Total assets	$718,680,307	$562,253,689
LIABILITIES
Accounts payable - General Partner	$1,080,870	$888,469
Commissions and other trading fees on open contracts	75,724	99,972
General Partner management fee	1,143,206	896,247
General Partner 1 percent allocation	621,241	250,318
Advisor management fees	1,505,427	1,353,970
Advisor incentive fees	3,572,823	4,301,628
Selling agents' fee	805,151	646,034
Redemptions payable	4,518,384	4,753,938
Subscriptions received in advance	8,604,457	3,956,128
Total liabilities	21,927,283	17,146,704
PARTNERS' CAPITAL (Net Asset Value)
Class A Interests - 106,264.5266 units and 94,188.7078 units outstanding at September 30, 2008 and December 31, 2007	454,282,796	364,289,314
Class B Interests - 44,265.3330 units and 36,968.6171 units outstanding at September 30, 2008 and December 31, 2007	242,470,228	180,817,671
Total partners' capital (net asset value)	696,753,024	545,106,985
Total liabilities and partners' capital	$718,680,307	$562,253,689

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2008
(Unaudited)

UNITED STATES GOVERNMENT AND GOVERNMENT SPONSORED AGENCY SECURITIES
	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$67,000,000	10/16/08	US Treasury Bill, 1.374%*	$66,959,071	9.61%
67,000,000	01/08/09	US Treasury Bill, 1.820%*	66,661,277	9.57%
75,204,000	01/02/09	Fed Home Ln Discount Nt, 2.42%	74,733,850	10.73%
		Total United States government and government sponsored agency securities (cost - $207,472,646)	$208,354,198	29.91%

COMMERCIAL PAPER
	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$35,000,000	10/29/08	Abbey Natl N America LLC, 2.87%	$34,921,872	5.01%
35,000,000	10/29/08	Societe Generale N Amer, 3.01%	34,918,061	5.01%
15,000,000	11/05/08	Citigroup Funding Inc, 2.78%	14,959,459	2.15%
50,000,000	11/05/08	UBS Finance Delaware LLC, 2.865%	49,860,729	7.16%
18,000,000	11/10/08	Societe Generale N Amer, 2.77%	17,944,600	2.58%
13,000,000	12/11/08	Abbey Natl N America LLC, 2.98%	12,923,596	1.85%
10,000,000	12/11/08	American Express Credit, 2.98%	9,941,228	1.43%
48,000,000	12/11/08	General Elec Cap Corp, 2.81%	47,733,987	6.85%
48,000,000	12/11/08	HSBC Finance Corp, 2.88%	47,727,360	6.85%
48,000,000	12/11/08	Morgan Stanley, 3.04%	47,712,213	6.85%
33,000,000	12/11/08	UBS Finance Delaware LLC, 3.07%	32,800,194	4.71%
41,670,000	03/10/09	Citigroup Funding Inc, 3.05%	41,105,140	5.90%
		Total commercial paper securities (cost - $388,787,163)	$392,548,439	56.35%

LONG FUTURES CONTRACTS**
			Unrealized gain (loss)	% of Net
		Description	on open long contracts	Asset Value
		Agricultural	$(1,784,683)	(0.26%)
		Currency	(106,768)	(0.02%)
		Energy	158,012	0.02%
		Interest rate	650,553	0.09%
		Metal	(8,867,648)	(1.27%)
		Stock index	906,226	0.13%
		Total long futures contracts	$(9,044,308)	(1.31%)

SHORT FUTURES CONTRACTS**
			Unrealized gain (loss) on	% of Net
		Description	open short contracts	Asset Value
		Agricultural	$10,249,073	1.47%
		Currency	308,753	0.04%
		Energy	2,749,955	0.39%
		Interest rate	(866,501)	(0.12%)
		Metal	14,401,312	2.07%
		Stock index	6,019,191	0.86%
		Total short futures contracts	$32,861,783	4.71%

		Total futures contracts	$23,817,475	3.40%
The accompanying notes are an integral part of these financial statements.

LONG FINANCIAL SWAP CONTRACTS**
	Unrealized loss	% of Net
Description	on open long contracts	Asset Value
Agricultural	$(490,600)	(0.07%)
Total long financial swap contracts	$(490,600)	(0.07%)

SHORT FINANCIAL SWAP CONTRACTS**
	Unrealized gain	% of Net
Description	on open short contracts	Asset Value
Agricultural	$499,013	0.07%
Total short financial swap contracts	$499,013	0.07%

Total financial swap contracts	$8,413	0.00%

FORWARD CURRENCY CONTRACTS**
	Unrealized gain (loss)	% of Net
Description	on open long/short contracts	Asset Value
Long forward currency contracts	$(1,795,479)	(0.26%)
Short forward currency contracts	(2,976,398)	(0.43%)
Total forward currency contracts	$(4,771,877)	(0.69%)

*Pledged as collateral for the trading of futures and options on futures contracts.
**No individual futures, forward currency, or swap contract position constituted greater than 5 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2007
(Audited)

UNITED STATES GOVERNMENT SECURITIES
	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$10,000,000	01/24/08	US Treasury Bill, 4.860%	$9,967,600	1.83%
8,000,000	01/24/08	US Treasury Bill, 4.860%	7,974,080	1.46%
32,000,000	01/24/08	US Treasury Bill, 4.860%	31,896,320	5.85%
		Total United States government securities (cost - $48,771,500)*	$49,838,000	9.14%

COMMERCIAL PAPER
	Maturity			% of Net
Face Value	Date	Description	Value	Asset Value
$35,180,000	01/10/08	UBS Finance Delaware LLC, 5.19%	$35,134,354	6.45%
26,083,000	01/14/08	Societe Generale N Amer, 5.175%	26,034,257	4.78%
26,714,000	03/13/08	HSBC Finance Corp, 4.91%	26,451,669	4.85%
22,533,000	04/17/08	Calyon North America Inc, 4.705%	22,217,892	4.08%
45,000,000	04/24/08	Bank of America Corp, 4.65%	44,337,375	8.13%
45,195,000	04/28/08	Morgan Stanley, 4.91%	44,467,637	8.16%
20,456,000	05/01/08	Citigroup Funding Inc, 4.58%	20,141,103	3.69%
30,655,000	05/01/08	General Elec Cap Corp, 4.47%	30,194,434	5.54%
11,000,000	05/01/08	UBS Finance Delaware LLC, 4.54%	10,832,146	1.99%
17,990,000	05/07/08	HSBC Finance Corp, 4.43%	17,708,851	3.25%
15,264,000	05/07/08	Societe Generale N Amer, 4.54%	15,019,530	2.76%
43,035,000	06/05/08	Merrill Lynch & Co, 4.89%	42,123,088	7.73%
15,000,000	06/09/08	General Elec Cap Corp, 4.53%	14,698,000	2.70%
23,000,000	06/10/08	Calyon North America Inc, 4.7%	22,516,553	4.13%
25,000,000	06/10/08	Credit Suisse New York, 4.7%	24,474,514	4.49%
		Total commercial paper (cost - $392,780,866)	$396,351,403	72.73%

LONG FUTURES CONTRACTS**
			Unrealized gain (loss)	% of Net
		Description	on open long contracts	Asset Value
		Agricultural	$12,384,858	2.27%
		Currency	(509,514)	(0.09%)
		Energy	9,308,530	1.71%
		Interest rate	5,952,412	1.09%
		Metal	1,156,795	0.21%
		Stock index	183,977	0.03%
		Total long futures contracts	$28,477,058	5.22%

SHORT FUTURES CONTRACTS**
			Unrealized gain (loss) on	% of Net
		Description	open short contracts	Asset Value
		Agricultural	$(92,135)	(0.02%)
		Currency	(888,121)	(0.16%)
		Energy	(1,899,737)	(0.35%)
		Interest rate	699,401	0.13%
		Metal	4,059,755	0.74%
		Stock index	905,038	0.17%
		Total short futures contracts	$2,784,201	0.51%

		Total futures contracts	$31,261,259	5.73%
The accompanying notes are an integral part of these financial statements.

FORWARD CURRENCY CONTRACTS**
	Unrealized gain (loss)	% of Net
Description	on open long/short contracts	Asset Value
Long forward currency contracts	$(1,814,218)	(0.33%)
Short forward currency contracts	840,278	0.15%
Total forward currency contracts	$(973,940)	(0.18%)

*Pledged as collateral for the trading of futures and options on futures contracts.
**No individual futures or forward currency contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2008 and 2007
 (Unaudited)
_____________

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
TRADING GAINS
Net realized gain (loss)	$(17,407,249)	$(70,469,924)	$122,910,706	$(18,809,640)
Change in unrealized gain (loss)	(32,409,033)	10,565,908	(11,233,308)	14,046,457
Brokerage commissions	(578,707)	(107,283)	(1,601,441)	(809,823)
Net gain (loss) from trading	(50,394,989)	(60,011,299)	110,075,957	(5,573,006)
NET INVESTMENT LOSS
Income
Interest income	4,250,117	6,958,395	14,779,999	20,243,867
Expenses
General Partner management fee	3,267,502	2,441,679	9,410,879	7,502,768
General Partner 1 percent allocation	(591,773)	(618,710)	621,241	(214,287)
Advisor management fees	2,798,548	2,296,517	8,235,991	7,290,543
Advisor incentive fees	3,572,159	1,095,991	35,230,213	12,302,931
Selling agents' fee	2,294,877	1,764,792	6,677,820	5,437,835
Operating expenses	2,560,381	1,562,453	5,430,445	4,549,794
Total expenses	13,901,694	8,542,722	65,606,589	36,869,584
Operating expenses waived	(1,461,050)	(343,384)	(2,253,515)	(984,334)
Net total expenses	12,440,644	8,199,338	63,353,074	35,885,250
Net investment loss	(8,190,527)	(1,240,943)	(48,573,075)	(15,641,383)

NET INCOME (LOSS)	$(58,585,516)	$(61,252,242)	$61,502,882	$(21,214,389)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2008		2007		2008		2007
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
INCREASE (DECREASE) IN NET ASSET VALUE PER UNIT	$(394.66)	$(478.97)	$(444.27)	$(536.89)	$407.37	$586.55	$(172.42)	$(154.49)

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2008 and 2007
 (Unaudited)
__________

	2008	2007
Cash flows from operating activities
Net income (loss)	$61,502,882	$(21,214,389)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Net change in unrealized (gain) loss	11,233,308	(14,046,457)
Decrease in interest receivable	106,985	447,959
(Increase) decrease in General Partner 1 percent allocation	370,923	(562,080)
Increase (decrease) in accounts payable and accrued expenses	(3,119)	2,755,194
Net proceeds (purchases) of investments in United States government and government sponsored agency securities	(158,516,198)	86,382,321
Net proceeds (purchases) of commercial paper	3,802,964	(199,770,176)
Net cash used in operating activities	(81,502,255)	(146,007,628)

Cash flows from financing activities
Additions of units	147,677,830	69,597,626
Subscriptions received in advance	8,604,457	3,999,463
Redemption of units	(61,726,355)	(53,408,724)
Net cash from financing activities	94,555,932	20,188,365
Net increase (decrease) in cash	13,053,677	(125,819,263)
Cash and cash equivalents
Beginning of period	85,537,812	169,619,735
End of period	$98,591,489	$43,800,472
End of period cash consists of:
Cash in broker trading accounts	$70,173,684	$21,596,635
Cash and cash equivalents	28,417,805	22,203,837
Total end of period cash	$98,591,489	$43,800,472

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2008 and 2007
 (Unaudited)
__________

	Class A Interests		Class B Interests
	Units	Value	Units	Value	Total
Nine Months Ended September 30, 2008
Balances at December 31, 2007	94,188.7078	$364,289,314	36,968.6171	$180,817,671	$545,106,985
Net income for the nine months ended September 30, 2008	-	39,577,371	-	21,925,511	61,502,882
Additions	22,398.8129	95,765,492	10,309.8664	55,868,466	151,633,958
Redemptions	(10,156.9137)	(44,638,161)	(3,144.1560)	(16,852,640)	(61,490,801)
Transfers	(166.0804)	(711,220)	131.0055	711,220	-
Balance at September 30, 2008	106,264.5266	$454,282,796	44,265.3330	$242,470,228	$696,753,024

	Class A Interests		Class B Interests
	Units	Value	Units	Value	Total
Nine Months Ended September 30, 2007
Balances at December 31, 2006	91,632.3257	$341,384,123	35,151.8276	$162,675,970	$504,060,093
Net loss for the nine months ended September 30, 2007	-	(15,734,551)	-	(5,479,838)	(21,214,389)
Additions	13,361.0115	48,855,501	6,002.8934	27,316,693	76,172,194
Redemptions	(8,994.5130)	(33,350,824)	(3,977.7045)	(18,250,091)	(51,600,915)
Transfers	(473.3879)	(1,736,540)	378.8123	1,736,540	-
Balance at September 30, 2007	95,525.4363	$339,417,709	37,555.8288	$167,999,274	$507,416,983

Net Asset Value Per Unit

September 30, 2008		December 31, 2007		September 30, 2007		December 31, 2006

Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

$4,275.02	$5,477.66	$3,867.65	$4,891.11	$3,553.17	$4,473.32	$3,725.59	$4,627.81

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

The Fund is a registrant with the Securities and Exchange Commission (“SEC”) pursuant to the Securities Exchange Act of 1934, as amended, (the “Act”). As a registrant, the Fund is subject to the regulations of the SEC and the informational requirements of the Act. As a commodity pool, the Fund is subject to the regulations of the Commodity Futures Trading Commission ("CFTC"), an agency of the United States (“U.S.”) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association ("NFA"), an industry self-regulatory organization; and the requirements of commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of Futures Commission Merchants (brokers) and interbank market makers through which the Fund trades.

Classes of Interests:

The Fund has two classes of limited partnership interests (“Interests”), Class A and Class B. The General Partner may offer additional classes at its discretion. Both Class A and Class B Interests are traded pursuant to identical trading programs and differ only in respect to the selling agents’ fees. Class B Interests are issued only at the General Partner’s discretion and are generally intended for investors who are participating in fee based investment advisory programs. All items of income or loss, except for the selling agents’ fees, are allocated pro-rata between Class A and Class B Interests. The selling agents’ fees applicable to each class of Interest are then charged to each class. All items of income or loss allocated to each class of Interest are then allocated pro-rata to each Limited Partner within each class. For purposes of both financial reporting and calculation of redemption value, net asset value per Class A or Class B unit is calculated by dividing the net asset value of Class A or Class B by the number or outstanding units of Class A or Class B.

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

Revenue Recognition:

Futures, options on futures, forward currency, and swap contracts are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the statement of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation (“FASB”) No. 39 – Offsetting of Amounts Related to Certain Contracts, as amended by FASB No. 39-1 – Amendment of FASB Interpretation No. 39 (“FIN 39-1”). Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations.

Cash and Cash Equivalents:

Cash equivalents are highly liquid investments with an original maturity of three months or less at the date of acquisition that are not held for sale in the normal course of business. The Fund is at risk to the extent that it maintains balances with such institutions in excess of insured limits.  As of September 30, 2008, cash balances held at Newedge USA, LLC and Bank of America are $90,080,421 and $8,508,195, respectively.  As of December 31, 2007, cash balances held at Newedge USA, LLC and Bank of America are $80,795,179 and $4,683,674, respectively.

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

Income Taxes:

The Fund prepares calendar year U.S. and applicable state tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund, however, may be required to file returns in various state and local jurisdictions as a result of its operations or the residency of its partners.

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

Financial assets and liabilities recorded on the statement of financial condition at September 30, 2008 are categorized as Level 1 or Level 2 based on the inputs to the valuation techniques.  Level 1 means they are based on unadjusted quoted prices for identical assets or liabilities in an active market that the Fund has the ability to access. Level 2 means they are based on quoted prices for similar assets or liabilities in an active market that the Fund has the ability to access.

The fair values of Level 1 and Level 2 financial instruments at September 30, 2008, consisted of the following:

	Level 1	Level 2
Commercial paper	$-	$392,548,439
United States government and government sponsored agency securities	133,620,348	74,733,850
Swap contracts	-	8,413
Forward currency contracts	-	(4,771,877)
Futures contracts	23,817,475	-
Total	$157,437,823	$462,518,825

The fair values of forward currency and futures contracts are based upon an underlying asset, index, or reference rate or a combination of these factors. The fair value of swap contracts are based upon daily reports from the swap counterparty that may be corroborated against the fair value of the underlying futures contracts. The Fund uses some, and when applicable, all of these financial instruments as part of its trading activities.  The recorded values of commercial paper and United States government and government sponsored agency securities are based on the amortized cost carrying amounts due to the short-term maturity of the instruments. Therefore, their carrying amounts approximate their fair values.

The fair value of the Fund’s assets and liabilities, which qualify as financial instruments under Statement of Financial Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, approximates the carrying amounts presented in the statements of financial condition.

Foreign Currency Transactions:

The Fund’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statement of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently as part of net trading gains and losses.

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

The General Partner of the Fund is Steben & Company, Inc., which conducts and manages the business of the Fund.  During the nine months ended September 30, 2008 and 2007, the General Partner did not maintain a capital balance in the Fund; however, the sole shareholder of the General Partner has an investment in Class B Interests of the Fund.

During the nine months ended September 30, 2008 and 2007, the General Partner received the following compensation:

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

The Fund is responsible for all of its operating expenses such as accounting, audit, legal, administrative, marketing and offering expenses.  Operating expenses also include salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund, such as salaries and commissions of General Partner marketing personnel, and administrative employee salaries and related costs.  Pursuant to the terms of the Limited Partnership Agreement, operating expenses that exceed 1 percent of the average month-end net assets of the Fund are the responsibility of the General Partner.  For the nine months ended September 30, 2008 and 2007, actual operating expenses exceeded and/or were below this .75 percent (pro rated operating expense limitation) of average month-end net assets of the Partnership by $586,634 and ($261,488), respectively, with such amount included in operating expenses waived in the statement of operations. However, during the nine months ended September 30, 2008 and 2007, the General Partner voluntarily paid $1,666,881 and $1,245,822, respectively, of operating expenses of the Fund, with such amounts also included in operating expenses waived in the statement of operations.  As of September 30, 2008 and December 31, 2007, $1,080,870 and $888,469, respectively, were payable to the General Partner for operating expenses not waived.  Such amounts are presented as accounts payable in the statements of financial condition.

Note 6:	SUBSCRIPTIONS, DISTRIBUTIONS, AND REDEMPTIONS

Investments in the Fund are made by subscription agreement, subject to acceptance by the General Partner. Units are sold at the net asset value per Class A or Class B unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as Limited Partners as of the beginning of the month following the month in which their subscriptions were accepted.  At September 30, 2008 and December 31, 2007, the Fund had received subscriptions of $8,604,457 and $3,956,128, respectively, which were additions to the Fund effective October 1, 2008 and January 1, 2008, respectively.

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

Purchase and sale of futures contracts requires margin deposits with the brokers. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury Bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than total cash and other property deposited. The Fund currently utilizes Newedge USA, LLC (the result of an anticipated merger on September 1, 2008 between Newedge Financial, Inc. and Newedge USA, LLC, with Newedge USA, LLC as the surviving entity) (“NUSA”) as its futures broker, and Newedge Group (UK Branch), an affiliate of NUSAI, as its options brokers and UBS AG and Goldman Sachs International in the Fund’s spot and forward contract trades, and for certain currency transactions.

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

The unrealized gain (loss) on open futures, forward currency and swap contracts is comprised of the following:

	Futures Contracts		Swap Contracts		Forward Currency Contracts
	(exchange traded)				(non-exchange traded)
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007	2008	2007
Gross unrealized gains	$39,632,951	$41,301,339	$499,013	$-	$4,022,789	$1,944,903
Gross unrealized losses	(15,815,476)	(10,040,080)	(490,600)	-	(8,794,666)	(2,918,843)
Net unrealized gain (loss)	$23,817,475	$31,261,259	$8,413	$-	$(4,771,877)	$(973,940)

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

The statements of financial condition, including the condensed schedule of investments, as of September 30, 2008, the statements of operations for the three and nine months ended September 30, 2008 and 2007, the statements of cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2008 and 2007 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2008, results of operations for the three and nine months ended September 30, 2008 and 2007, cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2008 and 2007.  The results of operations for the three and nine months ended September 30, 2008 and 2007 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Form 10-K as filed with the Securities and Exchange Commission.

Note 10:	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three and nine months ended September 30, 2008 and 2007.  This information has been derived from information presented in the financial statements.

	Three months ended September 30,
	2008		2007
	(Unaudited)		(Unaudited)
	Class A	Class B	Class A	Class B
	Interests	Interests	Interests	Interests

Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$4,669.68	$5,956.63	$3,997.44	$5,010.21

Income from operations:
Loss from trading (1)	(335.19)	(428.03)	(430.28)	(539.08)
Net investment income (loss) (1)	(59.47)	(50.94)	(13.99)	2.19

Total loss from operations	(394.66)	(478.97)	(444.27)	(536.89)

Net asset value per unit at end of period	$4,275.02	$5,477.66	$3,553.17	$4,473.32

Total Return*	(8.45%)	(8.04%)	(11.11%)	(10.72%)

Supplemental data
Ratios to average net asset value:
Expenses prior to advisor incentive fees (2), (3), (4)	5.91%	4.11%	6.16%	4.40%
Advisor incentive fees (5)	0.53%	0.53%	0.21%	0.22%

Total expenses	6.44%	4.64%	6.37%	4.62%

Net investment income (loss) (2), (3), (4)	(5.51%)	(3.69%)	(1.56%)	0.20%

	Nine months ended September 30,
	2008		2007
	(Unaudited)		(Unaudited)
	Class A	Class B	Class A	Class B
	Interests	Interests	Interests	Interests

Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$3,867.65	$4,891.11	$3,725.59	$4,627.81

Income from operations:
Gain (loss) from trading (1)	755.90	955.88	(42.90)	(55.58)
Net investment loss (1)	(348.53)	(369.33)	(129.52)	(98.91)

Total income (loss) from operations	407.37	586.55	(172.42)	(154.49)

Net asset value per unit at end of period	$4,275.02	$5,477.66	$3,553.17	$4,473.32

Total Return*	10.53%	11.99%	(4.63%)	(3.34%)

Supplemental data
Ratios to average net asset value:
Expenses prior to advisor incentive fees (2), (3), (4)	6.62%	4.77%	6.81%	5.00%
Advisor incentive fees (5)	5.63%	5.62%	2.44%	2.42%

Total expenses	12.25%	10.39%	9.25%	7.42%

Net investment income (loss) (2), (3), (4)	(10.98%)	(9.13%)	(4.72%)	(2.88%)

*Total returns are calculated based on the change in value of a Class A or Class B units during the period and have not been annualized.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of additions and redemptions.

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

(2)
All of the ratios under the supplemental data are computed net of voluntary and involuntary waivers of operating expenses, as applicable.  For the nine months ended September 30, 2008 and 2007, the ratios are net of approximately 0.27% and 0.25%, respectively, of average net asset value relating to the voluntary waiver of operating expenses.  Both the nature and the amounts of the waivers are more fully explained in Note 5.

(3)
The net investment loss includes interest income and excludes gain (loss) from trading activities as shown on the statement of operations.   The total amount is then reduced by all expenses.  The resulting amount is divided by the average net asset value for the year.

(4)	Ratios have been annualized.
(5)	Ratios have not been annualized.

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

The Fund primarily trades in the U.S. and international futures and forward markets.  Specifically, the Fund trades a portfolio focused on futures and forward contracts in currencies, interest rate instruments, energy, stock indices, agricultural products and metals.

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

As of September 30, 2008 the aggregate capitalization of the Fund was $696,753,024 of which $454,282,796 was in A units and $242,470,228 was in B units.  A units and B units differ only with regard to lower Selling Agent fees for the B units.  The net asset value per unit of limited partnership interest (“Unit”) for A units as of September 30, 2008 was $4,275.02 and for B units was $5,477.66.

Recent Global Financial Crisis

There were several events that led to significant volatility in global capital markets over the past eighteen months. Following a series of global announcements regarding failures in financial institutions including the government take-over of Fannie Mae and Freddie Mac, equity markets fell and credit markets experienced a sharp drop in liquidity.  On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008. The Act gave the U.S. Treasury certain powers to assist troubled financial institutions, especially those with assets that may have been affected by sub-prime mortgage exposure or credit default insurance exposure.

Despite the increased volatility in the capital markets, the Fund was not adversely impacted by these developments. In fact, as a result of the declining global markets, the Fund’s short positions in equity indices were highly profitable. Additionally, the Fund’s short positions in physical commodities and long positions in interest rate instruments were also profitable as commodity prices decreased and bond prices increased.

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

Liquidity

Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund’s futures trading operations, the Fund’s assets are expected to be highly liquid. Redemptions may be made by a Limited Partner as of the last business day of any month at the Net Asset Value of the redeemed Units (or portion thereof) on that date, on 15 days prior written notice to the General Partner. Partial redemptions must be for at least $1,000, unless such requirement is waived by the General Partner. In addition, the Limited Partner, if making a partial redemption, must maintain at least $10,000 or his original investment amount, whichever is less, in the Fund unless such requirement is waived by the General Partner.

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

A Units of the Fund were down 9.26% for the month of July 2008 and B Units were down 9.13%.  The Fund finished lower in July as several key markets experienced sharp reversals that moved against previously established long term market trends. The most significant price reversals were experienced in the energy and agricultural commodity sectors. After reaching multi-month highs in June, prices in crude oil, heating oil, gasoline and natural gas fell sharply in July on signs of weaker demand and a rising US dollar. Natural gas, which reached a 30-month high at the end of June, fell more than 32% during July, creating losses for the Fund’s long positions.  The stronger dollar also caused agricultural commodities to reverse from strong upward trends. Corn and soybeans fell more than 15% during the month creating losses for the Fund’s long systematic positions. Interest rate instruments have been directionless over the last several weeks. The Fund’s positions in that sector experienced losses due to a lack of trends resulting in “whipsawing” of the Fund’s positions. The Fund’s traders reduced their risk in each of the affected sectors by either reducing or getting out of positions.

A Units of the Fund were down 3.21% for the month of August 2008 and B Units were down 3.07%.  The Fund finished lower in August as profits from interest rate instruments were not enough to offset losses in foreign currencies, agricultural commodities, energies and metals. The U.S. dollar continued to strengthen against any foreign currencies including the euro which fell sharply to its lowest level against the U.S. dollar in the last six months.  Falling foreign currency prices went against the Fund’s long positions.  Agricultural commodities, energies and precious metals experienced multiple price changes during the month causing losing trades for the Fund.  The Fund’s long positions in interest rate instruments profited as long term interest rates declined.

A Units of the Fund were up 4.24% for the month of September 2008 and B Units were up 4.40%.  The Fund was profitable in September as gains from our positions in stock indices, metals, agricultural commodities and interest rate instruments offset losses incurred in foreign currencies and energy.  Increasing uncertainty in the global financial markets created significant volatility in both the credit and equity markets.  Lehman Brothers Holdings, Inc. filed for bankruptcy protection, Merrill Lynch was acquired by Bank of America and Fannie Mae, Freddie Mac, and AIG required government support to remain viable. Later in the month, the Dow Industrials suffered its worst single day point drop ever, sparked by U.S lawmakers’ rejection of a proposed $700 billion market bailout.  Over the course of the month, global equity prices declined which benefited the Fund’s short equity indices positions.  Investors sought the relative safety of government backed interest rate instruments, causing prices to rise which generated profits for the Fund’s long positions in interest rate instruments. Agricultural commodity and metals prices fell, benefiting the Fund’s short positions.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of July 31, 2008, August 31, 2008 and September 30, 2008.  All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of July 31, 2008, August 31, 2008 and September 30, 2008, the Fund's total capitalization was $649,573,389 $647,934,689 and $696,753,024 respectively.

THIRD QUARTER 2008

	July 2008	% of Total	August 2008	% of Total	September 2008	% of Total
Market Sector	Value at Risk	Capitalization	Value at Risk	Capitalization	Value at Risk	Capitalization

Agricultural	$8,912,966	1.37%	$7,992,991	1.23%	$7,941,854	1.14%
Currency	$22,334,281	3.44%	$20,733,306	3.20%	$12,182,948	1.75%
Energy	$9,415,596	1.45%	$9,697,324	1.50%	$7,905,497	1.13%
Financial Indices	$22,081,010	3.40%	$21,094,381	3.26%	$18,063,806	2.59%
Interest Rates	$14,761,802	2.27%	$25,149,983	3.88%	$15,863,335	2.28%
Metals	$7,863,997	1.21%	$10,587,464	1.63%	$7,556,496	1.08%
Total	$85,369,652	13.14%	$95,255,449	14.70%	$69,513,936	9.97%

Total fund capitalization	649,573,389		647,934,689		696,753,024

Of the (8.45%) return for the quarter ended September 30, 2008 for A Units, approximately (7.18%) was due to trading loss (after commissions) and approximately 0.58% was due to interest income, offset by approximately (1.85%) in incentive fees, management fees, selling agent fees and operating costs borne by the Fund.  Of the (8.04%) return for the quarter ended September 30, 2008 for B Units, approximately (7.18%) was due to trading loss (after commissions) and approximately 0.58% was due to interest income, offset by approximately (1.44%) in incentive fees, management fees, selling agent fees and operating costs borne by the Fund.

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

Non-Trading Risk

The Fund has non-trading market risk on its foreign cash balances not needed for margin.  However, these balances (as well as the market risk they represent) are immaterial. The Fund also has non-trading market risk as a result of investing a substantial portion of its available assets in U.S. government and government sponsored agency securities and high grade commercial paper. The market risk represented by these investments is immaterial.

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

The following were the primary trading risk exposures of the Fund as of September 30, 2008, by market sector.

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

Energy

The Fund's primary energy market exposure is exposed to price movements that derive from imbalances in supply and demand, political developments and conflicts in the Middle East.  As of September 30, 2008, crude oil, heating oil, natural gas and unleaded gasoline were the dominant energy market exposures of the Fund. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

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

The following were the only non-trading risk exposures of the Fund as of September 30, 2008:

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

U.S. Government and Government Sponsored Agency Securities and Commercial Paper Positions

The Fund utilizes UBS Financial Services, Inc. as its cash management securities broker for the investment of some margin excess amounts into short-term fixed income instruments including high grade commercial paper (interest bearing with some credit risk), U.S. government sponsored agency securities (interest bearing and credit risk free) with durations no longer than one year. In addition, U.S. government securities are held with Newedge USA, LLC. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Fund's short term investments; although substantially all of these short term investments are held to maturity.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Between July and September 2008, the Fund issued Units at monthly closings as set forth in the following chart. However, pursuant to Regulation Section 229.701 Item 701(d), the Fund enjoys the private offering exemption within the Securities Exchange Act of 1933 Section 4(2). The Fund is privately offered and sold to “accredited investors” as defined in Securities Exchange Act of 1933 Rule 501(a).

Schedule on Number and Dollar Amount of Interests
(Additions)
(Includes both A and B Units)

	Dollar Amount	Number of
Month	of Interests	Additional Units
	Sold	Sold

July 2008	$22,886,790	4,542.0679
August 2008	$25,184,083	5,614.8223
September 2008	$24,448,310	5,528.0048

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

FUTURES PORTFOLIO FUND
LIMITED PARTNERSHIP
(Registrant)

By:	Steben & Company, Inc.
General Partner

By:	/s/ Kenneth E. Steben	November 14 , 2008
Kenneth E. Steben
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ahmed S.Hassanein	November 14 , 2008
Ahmed S. Hassanein
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

E-1