Form 10-K/A
period 2007-12-31
FUTURES PORTFOLIO FUND L.P.
filed 2008-12-18
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________
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

Part I

EXPLANATORY NOTE

Futures Portfolio Fund, Limited Partnership has amended its Annual Report on Form 10-K. This annual report is for the year ended December 31, 2007, and was originally filed with the Commission on March 28, 2008. The purpose of this amendment is to revise the Principal Executive Officer and Principal Financial Officer certifications to include paragraph 4(b) of the certification required by Exchange Act Rule 13a-14(a) as outlined in Item 601(B)(31)(i) of Regulation S-K. The amended certifications do not include Item 3, which refers to financial information not included in this amendment. Please read all of our filings with the Commission in conjunction with this Form 10K/A.

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