Form 10-K/A
period 2007-12-31
FUTURES PORTFOLIO FUND L.P.
filed 2009-01-09
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

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

_____________________________

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

Name	Title	Date

/s/ Kenneth E. Steben Kenneth E. Steben	President, Chief Executive Officer and Director	January 9, 2009
/s/ Ahmed S. Hassanein Ahmed S. Hassanein	Chief Operating Officer, Chief Financial Officer and Director	January 9, 2009
/s/ Michael D. Bulley Michael D. Bulley	Senior Vice President, Research & Risk Management and Director	January 9, 2009

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated January 9, 2009	FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner