Form 10-K
period 2008-12-31
FUTURES PORTFOLIO FUND L.P.
filed 2009-03-31
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates: the registrant is a limited partnership; as of December 31, 2008, 108,989.0639 Class A units and 44,268.0740 Class B units with an aggregate value of $547,011,351 and $285,973,913 respectively, were outstanding.

Securities to be registered pursuant to Section 12(b) of the Act: NONE
Securities to be registered pursuant to Section 12(g) of the Act:  Limited Partnership Interests

Documents Incorporated by Reference
Registrant's Financial Statements for the year ended December 31, 2008 with Report of Independent Registered Public Accounting Firm and the annual report to security holders for the fiscal year ended December 31, 2008, is incorporated by reference into Part II Item 8 and Part IV hereof and filed as an exhibit herewith.

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

As of December 31, 2008, the aggregate capitalization of the Fund was $832,985,264.  The net asset value per limited partnership interest (“Unit”) of the Class A Units was $5,018.96, and the net asset value of the Class B Units was $6,460.05.

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

Trading Advisors and Allocations of the Fund

As of December 31, 2008 the Trading Advisors of the Fund and the allocation of the Fund’s assets are reflected as follows:

	As a % of Total Allocations	As a % of Total Fund Equity
Altis Partners (Jersey), Ltd	13%	14%
Aspect Capital, Ltd	15%	17%
BlueCrest Capital Management LLP	15%	17%
Quantitative Investment Management, LLC	16%	18%
Sunrise Capital Partners, LLC	12%	13%
Transtrend BV	10%	11%
Winton Capital Management, Ltd.	19%	22%

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

Total expenses, other than the Trader’s performance incentive fees, as a percentage of the Fund's average month-end net assets for the years ended December 31, 2008, 2007 and 2006 were 6.08%, 6.06%, and 6.37%, respectively.

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
The Trading Advisors will receive monthly management fees based upon the assets under their management as follows:
•  Altis Partners (Jersey), Ltd: 0.083%  monthly (1% per year)
•  Aspect Capital, Ltd: 0.167%  monthly (2% per year)
•  BlueCrest Capital Management, LLP: 0.167% monthly (2% per year)
•  Quantitative Investment Management, LLC: 0%  monthly (0% per year)
•  Sunrise Capital Partners, LLC: 0.083% monthly (1% per year)
•  Transtrend BV: 0.083% monthly (1% per year)
•  Winton Capital Management, Ltd:  0.167% monthly (2% per year)

Recipient	Nature of Payment	Amount of Payment
Trading Advisors	Incentive Fees	The Trading Advisors receive incentive fees for any “Net New Trading Profits” generated on the portion of the Fund the respective Trading Advisor manages as follows:
		• Altis Partners (Jersey), Ltd	25%
		• Aspect Capital, Ltd:	20%
		• BlueCrest Capital Management, LLP:	20%
		• Quantitative Investment Management, LLC:	30%
		• Sunrise Capital Partners, LLC:	25%
		• Transtrend BV:	25%
		• Winton Capital Management Ltd.:	20%
Commodity brokerage commissions and related fees	Clearing Brokers
Effective January 1, 2008, the Fund paid brokerage commissions on U.S. futures exchanges at the rate of $1.00 to $10.32 per “round-turn” futures transaction which includes NFA, execution, clearing and exchange fees.  Brokerage commissions will be higher for trades executed on some foreign exchanges.  Effective December 1, 2008, the Fund pays commissions at the rate of $1.02 to $10.80 per “round-turn” transaction.

Newedge USA, LLC	Forward Counterparty Execution
A portion of the forward counterparty’s execution costs are included in the price of each forward contract purchased or sold, and, accordingly, such costs cannot be determined but are charged. Prime brokerage fees, combined with the futures broker’s charges, usually equal approximately 1% of the Fund’s net assets.  Newedge USA, LLC, the Fund’s primary forward counterparty charges a $20 per million per round turn service charge.

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
The Fund paid its accounting, audit, legal, administrative and offering expenses estimated at approximately 0.65% of the average month-end net asset value during 2008. However, if and to the extent these expenses (other than extraordinary costs, none of which are anticipated) exceed 1.00% of the Fund’s average month-end net assets per calendar year, the General Partner will reimburse the Fund for such excess after the close of the applicable year.  These expenses during the years ended 2008, 2007 and 2006 were 0.65%, 0.67%, and 0.75% of the Fund’s average net asset value, respectively.

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

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Fund, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Fund also trades in dealer markets for forward contracts, which are not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Fund trades on foreign commodity exchanges, which are not subject to regulation by any U.S. government enterprise.

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

Use of Electronic Trading. The Traders may utilize electronic trading while implementing their strategies on behalf of the Fund’s account. Electronic trading differs from traditional methods of trading.  Electronic system transactions are subject to the rules and regulations of the exchanges offering the system or listing the specific contracts.  Attributes of electronic trading may vary widely among the various electronic trading systems with respect to order requirements, processes and administration. There may also be differences regarding conditions for access and reasons for termination and limitations on the types of orders that may be placed into the system.  These factors may present various risk factors with respect to trading on or using a specific system.  Electronic trading systems may also possess particular risks related to system access, varying response times and security procedures.  Internet enabled systems may also have additional risks associated with service providers and the delivery and monitoring of electronic communications.

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

Disadvantages of Multi-Trader Structure.  The Fund’s use of multiple Traders to conduct its trading has several potential disadvantages.

Each Trader will be paid incentive fees solely on the basis of its trading for the Fund.  The Fund therefore could have periods in which it pays fees to one or more Traders even though the Fund as a whole has a loss for the period (because the losses incurred by the Fund from unprofitable Traders exceed the profits earned by the Fund from profitable Traders).

Because the Traders trade independently of each other, they may establish offsetting positions for the Fund.  For example, one Trader may sell 10 March wheat contracts at the same time another Trader buys 10 March wheat contracts.  The net effect for the Fund will be the incurring of two brokerage commissions without the potential for earning a profit (or incurring a loss).

Under certain unusual circumstances, the Fund might have to direct a Trader to liquidate positions in order to generate funds needed to meet margin calls, to fund the redemption of Units, or to permit the reallocation of funds to another Trader.  Such liquidations could disrupt the Trader’s trading system or method.

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

None.

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

As of February 28, 2009, there were 6,753 and 3,172 holders of A Units and B Units, respectively.

(c)	Dividends

The General Partner has sole discretion in determining what distributions, if any, the Fund will make to its limited partners.  The General Partner has not made any distributions as of the date hereof.

(d)	Securities Authorized for Issuance under Equity Compensation Plans

None

(e)	Recent Sales of Unregistered Securities, Use of Proceeds from Registered Securities

A and B units are being offered on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the first business day of each month. Sales of the A Units and B Units during the fourth quarter 2008 were as follows:

	OCTOBER	NOVEMBER	DECEMBER
A UNITS
Units sold	1,435.0862	1,987.7719	1,901.9820
Net Asset Value / Unit	$4,275.0183	$4,710.0300	$4,894.0753

B UNITS
Units sold	260.8615	853.0418	1,113.0313
Net Asset Value / Unit	$5,477.6551	$6,044.0501	$6,289.7415

The proceeds of the offering are deposited in the Fund’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with the Fund’s trading policies and its trading advisors' respective trading strategies.

A and B units are being repurchased on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. Repurchases of the A Units and B Units during the fourth quarter 2008 were as follows:

	OCTOBER	NOVEMBER	DECEMBER
A UNITS
Units repurchased	978.5450	700.0224	846.3466
Net Asset Value / Unit	$4,710.0300	$4,894.0753	$5,018.9563

B UNITS
Units repurchased	383.2233	939.7914	959.8433
Net Asset Value / Unit	$6,044.0501	$6,289.7415	$6,460.0487

ITEM 6: Selected Financial Data.

	For the Year Ended December 31, 2008	For the Year Ended December 31, 2007	For the Year Ended December 31, 2006	For the Year Ended December 31, 2005	For the Year Ended December 31, 2004

Income Statement Items:
Gain(loss) from Trading – Realized and unrealized	$263,420,593	$48,018,852	$46,500,317	$29,400,404	$16,756,129
Brokerage commissions	(1,866,008)	(2,283,456)	(1,715,388)	(1,551,942)	(1,346,001)
Gain from trading	261,554,585	45,735,396	44,784,929	27,848,462	15,410,128

Interest income	19,068,236	26,770,478	22,657,865	10,397,655	1,863,091

Expenses:

General Partner management fee	$13,379,664	$10,186,030	$8,822,422	$6,106,364	$3,397,591
General Partner 1 percent allocation	1,879,337	250,318	347,793	127,493	$21,822
Trading Advisor management fees	11,318,439	9,712,368	8,858,211	5,730,444	2,517,558
Advisor incentive fee	53,999,585	16,604,111	4,989,571	6,384,615	4,956,093
Selling agents’ fee	9,479,794	7,375,387	6,385,159	4,727,082	2,733,183
Net operating expenses	4,511,608	3,596,134	3,608,118	2,548,276	1,486,548

Net income	$186,054,394	$24,781,526	$34,431,520	$12,621,843	$2,160,424

Balance Sheet Items:

Total assets	$899,233,549	$562,253,689	$525,148,484	$400,445,406	$263,976,749
Total Partners’ capital	$832,985,264	$545,106,985	$504,060,093	$376,392,113	$254,801,257

Class A Units:

Net asset value per Unit	$5,018.96	$3,867.65	$3,725.59	$3,489.13	$3,429.59
Increase in net asset value per Unit	$1,151.31	$142.06	$236.46	$59.54	$10.64

Class B Units:

Net asset value per Unit	$6,460.05	$4,891.11	$4,627.81	$4,257.03	$4,110.43
Increase in net asset value per Unit	$1,568.94	$263.30	$370.78	$146.60	$87.76

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
Supplementary Summarized Quarterly Data
For the First and Second Quarters for 2008 and 2007

	March 31, 2008		June 30, 2008
	Class A Interests	Class B Interests	Class A Interests	Class B Interests

Net Income	$41,459,968	$21,717,270	$36,570,794	$20,340,366

Increase in Net Asset Value Per Unit	$436.97	$576.74	$365.06	$488.78

Net Asset Value Per Unit	$4,304.62	$5,467.85	$4,669.68	$5,956.63

Ending Net Asset Value	$403,378,844	$204,458,548	$448,482,374	$246,401,160

	March 31, 2007		June 30, 2007
	Class A Interests	Class B Interests	Class A Interests	Class B Interests

Net Income (Loss)	$(26,781,365)	$(12,250,407)	$52,861,529	$26,208,096

Increase (Decrease) in Net Asset Value Per Unit	$(286.85)	$(337.44)	$558.70	$719.84

Net Asset Value Per Unit	$3,438.74	$4,290.37	$3,997.44	$5,010.21

Ending Net Asset Value	$321,774,891	$154,267,270	$373,991,499	$180,083,561

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
Supplementary Summarized Quarterly Data
For the Third and Fourth Quarters for 2008 and 2007

	September, 2008		December, 2008
	Class A Interests	Class B Interests	Class A Interests	Class B Interests

Net Income (Loss)	$(38,453,391)	$(20,132,125)	$80,571,632	$43,979,880

Increase (Decrease) in Net Asset Value Per Unit	$(394.66)	$(478.97)	$743.94	$982.39

Net Asset Value Per Unit	$4,275.02	$5,477.66	$5,018.96	$6,460.05

Ending Net Asset Value	$454,282,796	$242,470,228	$547,011,351	$285,973,913

	September, 2007		December, 2007
	Class A Interests	Class B Interests	Class A Interests	Class B Interests

Net Income (Loss)	$(41,814,715)	$(19,437,527)	$30,216,360	$15,779,555

Increase (Decrease) in Net Asset Value Per Unit	$(444.27)	$(536.89)	$314.48	$417.79

Net Asset Value Per Unit	$3,553.17	$4,473.32	$3,867.65	$4,891.11

Ending Net Asset Value	$339,417,709	$167,999,274	$364,289,314	$180,817,671

Supplementary Financial Information

Futures Portfolio Fund, Limited Partnership (Class A Units)
NAV per Unit	2008	2007	2006	2005	2004

January	$3,921.97	$3,827.77	$3,530.23	$3,202.63	$3,486.39
February	$4,375.39	$3,594.35	$3,467.04	$3,215.17	$3,801.30
March	$4,304.62	$3,438.74	$3,600.18	$3,256.96	$3,800.61
April	$4,173.52	$3,625.90	$3,659.24	$3,164.24	$3,477.92
May	$4,388.14	$3,838.15	$3,567.64	$3,256.47	$3,442.62
June	$4,669.68	$3,997.44	$3,516.64	$3,359.43	$3,255.89
July	$4,237.20	$3,651.43	$3,398.67	$3,319.98	$3,206.99
August	$4,101.05	$3,322.12	$3,400.31	$3,270.90	$3,129.38
September	$4,275.02	$3,553.17	$3,360.44	$3,353.14	$3,131.05
October	$4,710.03	$3,851.68	$3,474.10	$3,393.57	$3,299.78
November	$4,894.08	$3,776.43	$3,498.74	$3,543.88	$3,449.68
December	$5,018.96	$3,867.65	$3,725.59	$3,489.13	$3,429.59

Futures Portfolio Fund, Limited Partnership (Class B Units)
NAV per Unit	2008	2007	2006	2005	2004

January	$4,967.20	$4,761.78	$4,313.61	$3,845.00	$4,108.34
February	$5,550.35	$4,477.84	$4,242.72	$3,864.82	$4,486.70
March	$5,467.85	$4,290.37	$4,412.22	$3,920.90	$4,492.74
April	$5,309.22	$4,530.63	$4,491.29	$3,814.89	$4,117.57
May	$5,591.51	$4,803.19	$4,385.40	$3,931.95	$4,081.99
June	$5,956.63	$5,010.21	$4,329.23	$4,062.34	$3,866.47
July	$5,413.02	$4,583.36	$4,190.24	$4,020.63	$3,814.21
August	$5,246.89	$4,176.22	$4,198.52	$3,967.04	$3,727.61
September	$5,477.66	$4,473.32	$4,155.47	$4,072.85	$3,735.31
October	$6,044.05	$4,856.38	$4,302.46	$4,128.12	$3,942.68
November	$6,289.74	$4,768.60	$4,339.43	$4,317.40	$4,128.13
December	$6,460.05	$4,891.11	$4,627.81	$4,257.03	$4,110.43

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP (CLASS A UNITS)

Rate of Return	2008	2007	2006	2005	2004

January	1.40	2.74	1.18	(6.62)	1.97
February	11.56	(6.10)	(1.79)	0.39	9.03
March	(1.62)	(4.33)	3.84	1.30	(0.02)
April	(3.05)	5.44	1.64	(2.85)	(8.49)
May	5.14	5.85	(2.50)	2.91	(1.01)
June	6.42	4.15	(1.43)	3.16	(5.42)
July	(9.26)	(8.66)	(3.35)	(1.17)	(1.50)
August	(3.21)	(9.02)	0.05	(1.48)	(2.42)
September	4.24	6.95	(1.17)	2.51	0.05
October	10.18	8.40	3.38	1.21	5.39
November	3.91	(1.95)	0.71	4.43	4.54
December	2.55	2.42	6.48	(1.55)	(0.58)

Year	29.77	3.81	6.78	1.74	0.31

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP (CLASS B UNITS)

Rate of Return	2008	2007	2006	2005	2004

January	1.56	2.89	1.33	(6.48)	2.13
February	11.74	(5.96)	(1.64)	0.54	9.21
March	(1.49)	(4.19)	4.00	1.45	0.13
April	(2.90)	5.60	1.79	(2.70)	(8.35)
May	5.32	6.02	(2.36)	3.07	(0.86)
June	6.53	4.31	(1.28)	3.32	(5.28)
July	(9.13)	(8.52)	(3.21)	(1.03)	(1.35)
August	(3.07)	(8.88)	0.20	(1.33)	(2.27)
September	4.40	7.11	(1.03)	2.67	0.21
October	10.34	8.56	3.54	1.36	5.55
November	4.07	(1.81)	0.86	4.59	4.70
December	2.71	2.57	6.65	(1.40)	(0.43)

Year	32.08	5.69	8.71	3.57	2.18

ITEM 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

Futures Portfolio Fund, Limited Partnership (“the Fund”) is a Maryland limited partnership, formed on May 11, 1989 and began trading on January 2, 1990.  Utilizing professional trading advisors, the Fund invests the proceeds from its offering of units in the speculative trading of futures, swaps, options and over-the-counter contracts, including currency forwards traded in the United States and internationally.  The Fund is an actively managed account with speculative trading profits as its objective. The Fund issues two different types of units; Class A units and Class B units which represent units of fractional undivided beneficial interest in and ownership of the Fund.

Recent Global Financial Crisis

There were several events that led to significant volatility in global capital markets during 2008 and continuing in 2009.  Following a series of global announcements regarding failures in financial institutions including the government take-over of Fannie Mae and Freddie Mac, equity markets fell and credit markets experienced a sharp drop in liquidity.  On October 3, 2008, President Bush signed into law the Emergency Economic Stabilization Act of 2008. The Act gave the U.S. Treasury certain powers to assist troubled financial institutions, especially those with assets that may have been affected by sub-prime mortgage exposure or credit default insurance exposure.

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

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurement (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement and also emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 was effective for the Fund on January 1, 2008, and did not impact our financial position, results of operations or cash flows.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). Inputs are broadly defined under SFAS 157 as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1: Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2: Inputs others than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly. A significant adjustment to a Level 2 input could result in the Level 2 measurement becoming a Level 3 measurement.

Level 3: Inputs are unobservable for the asset or liability.

The following table presents the Fund’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Total
Equity in broker trading accounts
Futures contracts	$34,492,682	$-	$34,492,682
Forward currency contracts	-	(1,202,959)	(1,202,959)
U.S. Government securities	66,972,902	-	66,972,902
Commercial paper	-	140,590,377	140,590,377
Government-sponsored enterprises	-	75,198,945	75,198,945
Corporate notes	-	78,147,406	78,147,406
Cash and cash equivalents
Money market funds	256,592,512	-	256,592,512

There were no Level 3 holdings as of December 31, 2008.

Fair value of exchange traded contracts is based upon exchange settlement prices. Fair value of non-exchange traded contracts is based on third party quoted dealer values of the Interbank market. The investments in money market funds and futures contracts are valued using quoted market prices and are classified within Level 1. The fair values of forward currency contracts are based upon an underlying asset, index, or reference rate or a combination of these factors and are classified within Level 2.  The Fund uses some, and when applicable, all of these financial instruments as part of its trading activities.  The recorded values of commercial paper, Government-sponsored enterprises, U.S. Government Securities and corporate notes are based on amortized cost carrying amounts due to the short-term maturity of the instruments and are classified within Level 1 or 2. Therefore, their carrying amounts approximate their fair values.

Futures, options on futures, forward currency, and swap contracts are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation (“FASB”) No. 39 – Offsetting of Amounts Related to Certain Contracts, as amended by FASB No. 39-1 – Amendment of FASB Interpretation No. 39 (“FIN 39-1”). Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations. Commercial paper, corporate notes, U.S. Government securities and Government-sponsored enterprises are recorded at amortized cost and interest is accrued and recorded through maturity, which approximates fair value.  Fair value of exchange-traded contracts is based upon settlement prices. Fair value of non-exchange traded contracts is based upon third-party quoted dealer values on the Interbank market.

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

As of December 31, 2008, the aggregate capitalization of the Fund was $832,985,264, consisting of Class A units of $547,011,351 and Class B units of $285,973,913.  The net asset value per unit of the Class A units was $5,018.96 and the net asset value of the Class B units was $6,460.05 as of December 31, 2008.

Liquidity

Most United States commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place. Other than these limitations on liquidity, which are inherent in the Fund’s futures trading operations, the Fund’s assets are expected to be highly liquid. Redemptions may be made by a Limited Partner as of the last business day of any month at the Net Asset Value on such redemption date of the redeemed units (or portion thereof) on that date, on 5 days’ prior written notice to the General Partner. Partial redemptions must be for at least $1,000, unless such requirement is waived by the General Partner. In addition, the Limited Partner, if making a partial redemption, must maintain at least $10,000 or his original investment amount, whichever is less, in the Fund unless such requirement is waived by the General Partner.

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

Results of Operations

The returns for A units for the years ended December 31, 2008, 2007 and 2006 were 29.77%, 3.81%, and 6.78%, respectively. The returns for B units for the years ended December 31, 2008, 2007 and 2006 were 32.08%, 5.69%, and 8.71%, respectively. Further analysis of the trading gains and losses is provided below.

Past Results Are Not Indicative of Future Performance

2008

A Units of the Fund were up 1.40% for the month of January 2008 and B Units were up 1.56%.  The Fund ended with a net gain in January as profits from interest rate instruments, agricultural commodities and metals offset losses from energy, equity indices and foreign currencies. Global interest rate instruments were the most profitable sector for the Fund as rates trended lower on growing concerns of a possible U.S. recession. Later in the month, the Federal Reserve responded to a sharp sell off in global equity prices with a total 1.25% rate cut that pushed short term rates even lower, benefiting the Fund’s long positions in that sector. Long positions in agricultural commodities were profitable as grain and soybean prices continued an upward trend on strong global demand and declining inventory levels. The largest losses for the month came from the energy sector, where crude oil prices declined after hitting an all time nominal high at the beginning of the month. The fall in oil prices went against the Fund’s long positions.

A Units of the Fund were up 11.56% for the month of February 2008 and B Units were up 11.74%.  The Fund finished the month with net profits in all six major market sectors. Physical commodities generated the largest profits as strong demand and tight supplies in a number of commodities drove contract prices to record highs. In the agricultural commodities sector, the Fund’s long positions in soybeans, wheat, coffee, corn and sugar were among the most profitable. Since the start of the year, wheat prices have climbed 21%, while soybeans and coffee were up 27% and 35% respectively. In the energy sector, light crude oil futures hit a new nominal high of $103.05 dollars per barrel. The Fund gained from its long positions in energy, especially crude oil, heating oil, gasoline and kerosene. In the metals sector, the Fund profited from its long positions in both precious and industrial metals including gold, silver, aluminum, platinum and copper. Short positions in equity indices profited as global indices weakened on fears of inflation and a weaker U.S. dollar. Bond prices were mostly unchanged until the final days of the month, when prices jumped in reaction to Fed news about further rate cuts. The net increase in bond prices benefited the Fund’s long bond positions.

A Units of the Fund were down 1.62% for the month of March 2008 and B Units were down 1.49%.  The Fund finished lower in March as losses from agricultural products and metals offset profits from equity indices, foreign currencies, energy and interest rate instruments. Financial markets reacted to two announcements by the Federal Reserve that ultimately impacted several market sectors. The Fed cut the federal funds target interest rate by .75% and it also announced it would provide guarantees to JP Morgan Chase for the acquisition of Bear Stearns. Following the announcements, the U.S. dollar which had been trending lower over the past several months, suddenly strengthened. The stronger dollar triggered a rapid sell-off in physical commodities including agricultural, metals and energy, with agricultural commodities generating the largest losses. Overall the Fund ended the first quarter up 11.28% and up 25.15% for the last 12 months.

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

A Units of the Fund were up 5.14% for the month of May 2008 and B Units were up 5.32%.  The Fund finished higher this month with gains in most of the major market sectors. The energy sector generated significant profits as the Fund’s long positions benefited from sustained upward trends in crude oil, gasoline, heating oil and natural gas. Analysts’ explanations for the rise in prices were mixed, but steady demand, supply disruptions and a weak U.S. dollar continued to be the most commonly stated factors. While prices for several energy contracts reached all time highs, other market sectors were relatively quiet this month. Foreign currencies, metals and stock indices all finished with modest profits for the month, with each sector experiencing a mix of offsetting returns. Short-term interest rate instruments were profitable as the Fund’s short positions benefited from a rise in short term international interest rates.

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

A Units of the Fund were down 9.26% for the month of July 2008 and B Units were down 9.13%.  The Fund finished lower in July as several key markets experienced sharp reversals that moved against previously established long term market trends. The most significant price reversals were experienced in the energy and agricultural commodity sectors. After reaching multi-month highs in June, prices in crude oil, heating oil, gasoline and natural gas fell sharply in July on signs of weaker demand and a rising U.S. dollar. Natural gas, which reached a 30-month high at the end of June, fell more than 32% during July, creating losses for the Fund’s long positions.  The stronger dollar also caused agricultural commodities to reverse from strong upward trends. Corn and soybeans fell more than 15% during the month creating losses for the Fund’s long systematic positions. Interest rate instruments have been directionless over the last several weeks. The Fund’s positions in that sector experienced losses due to a lack of trends resulting in “whipsawing” of the Fund’s positions. The Fund’s traders reduced their risk in each of the affected sectors by either reducing or getting out of positions.

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

A Units of the Fund were up 10.18% for the month of October 2008 and B Units were up 10.34%.  October was a very profitable month for the Fund with gains in all six major market sectors. As monetary authorities sought to restore liquidity in the domestic and international credit markets, the fear of prolonged economic weakness led to steep declines in global equity prices. The downward trend in global equity prices benefited the Fund’s short positions in equity indices. Demand for physical commodities declined as speculators grew increasingly concerned about a global recession. The fall in demand led to lower prices in metals, energy and agricultural commodities, all of which created profits for the Fund’s short positions in those respective sectors. Strong performance was also seen in interest rate instruments as major global central banks joined in a coordinated effort to cut interest rates in order to restore investor confidence. Rising interest rate instrument prices led to profits in the Fund’s long positions. In currencies, long positions in the U.S. dollar were mostly positive against other major foreign currencies.

A Units of the Fund were up 3.91% for the month of November 2008 and B Units were up 4.07%. November was a profitable month for the Fund with gains in five out of the six major market sectors traded. Interest rate instrument prices continued to trend higher as international bond prices rallied on fears of a prolonged global economic recession. In addition, investors shifted assets toward the relative safe haven of medium to long term government securities, while European and Asian central banks cut short term rates. The rising interest rate instrument prices generated profits for the Fund’s long positions in that sector. Short positions in stock indices were profitable as equity indices continued to decline during the month. Commodity prices, especially energy prices declined creating additional profits for the Fund’s short energy positions. In currencies, the U.S. dollar strengthened, particularly against the British pound and the Euro leading to profits in the Fund’s contracts.

A Units of the Fund were up 2.55% for the month of December 2008 and B Units were up 2.71%. December was a profitable month for the Fund as global trends continued, resulting in gains in five out of the six major market sectors. Interest rate instruments were the most profitable sector. The Fund’s long interest rate instrument positions benefited as weaker than expected employment data in the U.S. and further rate cuts by the U.S. Federal Reserve and other central banks around the world fueled a continuing decline in long and short term interest rates. In the energy sector, crude oil prices fell 18% in December and approximately 70% since mid July. Falling oil, gasoline and natural gas prices created profits for the Fund’s short positions. The Fund also profited from falling metals prices, especially aluminum, copper and silver. In foreign currencies, a stronger euro relative to the U.S. dollar and British pound also created profits for the Fund.

2007

A Units of the Fund were up 2.74% for the month of January 2007 and B Units were up 2.89%.  In January the Fund generated profits in four out of the six market sectors. The Fund’s strongest gains came from short positions in interest rate instruments. Domestic housing, manufacturing and employment data pointed to unexpected strength in the U.S. economy which dampened prospects for rate cuts and pushed bond prices lower. International bond prices also fell after the UK announced its surprise decision to raise its core interest rate. The Fund’s long positions in equity indices posted gains on upward trends in domestic and international stock indices. Short positions in crude oil and related energy contracts were profitable as unseasonably warm winter weather in the northern hemisphere continued to drive up oil inventories. The Bank of Japan’s decision to hold its core interest rates steady surprised currency markets, driving the yen lower against other foreign currencies including the euro, British pound and U.S. dollar. Metals registered a small loss in January with copper and zinc experiencing a fall in prices that moved against the Fund’s long positions.

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

A Units of the Fund were up 5.44% for the month of April 2007 and B Units were up 5.60%.  Favorable trends in five out of the Fund’s six market sectors yielded profits for the Fund in April. The strongest profits came from foreign currencies, where the U.S. dollar weakened against most foreign currencies. Long positions in the euro, British pound, Australian dollar and New Zealand dollar profited as the U.S. dollar weakened. The fall in the U.S. dollar was fueled after release of the U.S. Federal Reserve Open Market Committee suggested that U.S. interest rates would probably remain steady or be cut later in the year. In equity indices, both domestic and international stock prices continued to rally, which benefited the Fund’s long positions in that sector. Prices for raw materials continued to trend higher, resulting in gains for the Fund's long positions in the base metals markets, including copper and nickel. Analysts renewed expectations of continued demand from China and worries about a lack of supply. Late in the month, prices in precious metals fell sharply, which offset some of the gains in the metals sector. In the Agricultural sector, a fall in cocoa and soybean prices moved against the Fund’s long positions which led to some losses in that sector.

A Units of the Fund were up 5.85% for the month of May 2007 and B Units were up 6.02%.  The Fund profited in May as stock indices, interest rate instruments and foreign currencies offset losses from metals, agricultural commodities and energy. The strongest gains came from interest rate instruments as the Fund’s short positions benefited from a rise in global interest rates. U.S. and international bond prices fell on strong economic data along with continued inflationary concerns. The Fund’s long positions in stock indices benefited from upward trends in both U.S. and international stock indices. Many of the broad equity indices hit new highs, including the S&P 500 which hit its highest level since March 2000. The Fund’s long positions in metals lost ground this month as prices were generally down on concerns over the strength of future Chinese imports. In agricultural commodities, the Fund’s long positions in soybean and bean oil were the sector’s most profitable contracts, although these gains were offset by losses from short positions in coffee.

A Units of the Fund were up 4.15% for the month of June 2007 and B Units were up 4.31%.  The Fund was profitable in June with gains from five of the six major market sectors. Interest rate instruments and foreign currencies generated the Fund’s strongest profits. A downward price trend in interest rate instruments continued from prior months benefiting the Fund's short positions. Stronger than expected U.S. retail sales and hawkish comments from the U.S. Federal Reserve pushed U.S. interest rates higher. In Europe, news of short term rate increases by the European Central Bank pushed international bond prices to multi-year lows including the UK Gilt and the 10-Year German Bund. In related moves, investors generally bought currencies in countries with rising interest rates and sold currencies with lower yielding rates. As a result, the Fund’s long positions in the euro, British pound, Australian and New Zealand dollar profited along with its short positions in the Japanese yen.

A Units of the Fund were down 8.66% for the month of July 2007 and B Units were down 8.52%. The Fund finished down for the month as global equity markets and interest rates reversed from previous trends. In previous months, the Fund’s long positions in equity indices profited from record breaking upward trends in both domestic and international equity indices. In July, growing concerns surrounding the instability of the U.S. sub-prime mortgage market fueled reversals in equity markets that went against the Fund’s long positions. In the final week of the month equities sold off sharply, including the S&P 500, DAX, FTSE, CAC, Hang Seng and Nikkei indices. The increased volatility in the equity markets sparked a flight to safety in bonds that reversed previous downward trends in both domestic and international interest rate instruments. The sudden move in interest rates went against the Fund’s short positions creating losses for the Fund. In foreign currencies, the Japanese yen rose sharply as investors unwound their “carry” trades that also went against the Fund’s short yen positions. Energies and metals finished in positive territory offsetting some of the losses in the other sectors.

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

A Units of the Fund were up 6.95% for the month of September 2007 and B Units were up 7.11%. The Fund had a strong finish to September with significant profits in four out of the six market sectors. The Fund’s biggest profits came from long positions in foreign currencies. The U.S. dollar fell against most major foreign currencies following the Federal Reserve’s decision to cut interest rates by 50 basis points. The Euro, Australian dollar and Canadian dollar posted the largest gains against the dollar, which benefited the Fund's long foreign currency positions. The weaker dollar also pushed several dollar-denominated commodities to record highs. Wheat prices, which were already in an upward trend from rising demand and low inventory levels, hit a record high of $9.39 a bushel on the Chicago Board of Trade. Oil hit an all time high of $83.90 a barrel and gold climbed $742.80 an ounce. The Fund profited from long positions in each of these markets. World stock indices rallied on the Fed’s interest rate decision benefiting the Fund’s long positions, with the strongest profits coming from the Hang Seng stock index.

A Units of the Fund were up 8.40% for the month of October 2007 and B Units were up 8.56%. Significant profits in four out of six market sectors led to another strong month for the Fund. The biggest profits came from long positions in the energy and foreign currency sectors. Tensions in the Middle East and a falling U.S. dollar contributed to record price increases in the energy complex. By the end of the month crude oil closed at an all-time nominal high of $94.53 a barrel. Rising prices in energy benefited the Fund’s long crude oil and heating oil positions. Expectations that the Federal Reserve might lower short-term interest rates in the U.S. fueled selling pressure on the U.S. dollar that gave rise to profits from long positions in the Australian dollar, euro, Canadian dollar and British pound. World stock indices also continued to rise, benefiting the Fund’s long positions in equity indices. In metals, the lower dollar stimulated a rise in the price of precious metals. By the end of the month, gold hit $795 an ounce; its highest level since January 1980. The upward trends in precious metals created profits for the Fund’s long metals positions.

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

A Units of the Fund were down 1.79% for the month of February 2006 and B Units were down 1.64%.  Losses from energy, metals, foreign currencies and agricultural commodities offset profits from equity indices and interest rate instruments.  The Fund’s most significant losses came from long positions in crude oil after the price of crude dropped nearly $10 per barrel following stronger than expected inventory reports.  Prices rebounded somewhat later in the month after reports of violence in Nigeria and an attempted refinery bombing in Saudi Arabia.  Short positions in natural gas produced positive returns as the price continued its strong downward trend despite a short cold snap in North America.  Short positions in the Japanese yen lost ground against several foreign currencies including the U.S. dollar, euro, Swiss franc and British pound as the yen strengthened amid speculation that Japanese interest rates might be raised sooner than expected.  The best single market was in the interest rates sector, where short positions in the Eurodollar profited from market expectations of further U.S. interest rate hikes.

A Units of the Fund were up 3.84% for the month of March 2006 and B Units were up 4.00%.  Profits in March came from interest rate instruments, equity indices, metals and energy sectors.  The Fund’s most significant profits came from short positions in interest rate instruments.  Worldwide bond prices continued a downward trend that gained momentum following comments from U.S. Federal Reserve and European central bank officials that fueled expectations of further rate hikes.  The Bank of Japan’s decision to drop its policy of “quantitative easing” caused yields on the Japanese government bond to rise sharply, while the yield on the U.S. 10-year Treasury note rose to its highest level since the start of the rate-tightening cycle in June 2004.  Despite rising interest rates, long positions in equity indices in U.S., European and Asian markets benefited from upward trends in those markets.  Metals profits were from long positions in both base and precious metals including silver, which reached a 22 year high.

A Units of the Fund were up 1.64% for the month of April 2006 and B Units were up 1.79%.  The Fund’s most significant profits in April came from long positions in metals and short positions in interest rate instruments.  An upward trend in metals prices continued in April with aluminum, copper, gold and silver reaching record highs.  The rise in base metals prices were fueled by revised international growth forecasts such as China, which reported a surprising first quarter growth of over 10%.  Tensions over Iran’s nuclear pursuits and fears of a potential conflict between the U.S. and Iran helped push gold and silver prices higher.  Iran’s threat to withhold critical oil exports drove crude oil prices to record highs, benefiting the Fund’s long energy positions.  The Fund’s short positions in long term interest rate instruments profited after the release of key U.S. economic data sent bond prices lower.  Statements from the U.S. Federal Reserve suggesting it might be close to ending the rate tightening policy caused a sell-off in the U.S. dollar. The falling dollar hurt the Fund’s short foreign currency positions.

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

A Units of the Fund were down 1.43% for the month of June 2006 and B Units were down 1.28%.  Price reversals across several market sectors resulted in a net loss for the Fund in June. Economists speculated that price reversals in stock indices, metals and currencies were a consequence of short-term interest rate increases by the world’s central banks. The Fund's short positions in the U.S. dollar relative to some foreign currencies, including the British pound, Euro and Australian dollar were negatively impacted by a rise in the U.S. currency this month.  Base metal prices including copper, nickel, zinc and aluminum fell on expectations of slower economic growth, hurting the Fund’s long positions. International equity indices including the Nikkei 225, DAX, and S&P 500 also moved lower and against the Fund’s long positions in those contracts. Profits from short positions in interest rate instruments offset some of the losses from the other sectors, although bond prices experienced significant price volatility during the month. The energy sector held on to modest profits as crude oil prices fell from earlier highs following positive news in Iraq and some easing of political tensions over Iran’s nuclear program.

A Units of the Fund were down 3.35% for the month of July 2006 and B Units were down 3.21%.  Sharp price fluctuations across several market sectors resulted in a net loss for the Fund in July. The most significant losses came from interest rate instruments. Domestic and international bond prices moved higher reversing from their downward trends. This moved against the Fund’s short bond positions. Weaker than expected U.S. employment and retail sales data fueled speculation that the U.S. Federal Reserve might finally curtail its rate tightening policy. By the end of the month, weak GDP growth figures gave additional weight to that sentiment, sending domestic bond prices even higher. Euro zone government bonds also reversed on weak regional economic data announcements. Agricultural commodities including coffee and cocoa saw sharp price declines that hurt the Fund’s long positions. Crude oil prices also had a volatile month. WTI (West Texas Intermediate) hit an all-time high of US$79.45 a barrel amid worries that the conflict between Israel and Lebanon could spread to oil producing nations in the Middle East. Later in the month oil prices reversed amid calmer sentiment, which hurt the Fund's long energy positions. Currencies and metals finished the month in positive territory.

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

A Units of the Fund were up 3.38% for the month of October 2006 and B Units were up 3.54%.  The Fund's profits in October came from stock indices, currencies, metals and the energy sector.  Domestic and international stock indices continued to rally this month benefiting the Fund’s long positions.  U.S. stock indices posted a series of record highs including the Dow Jones Industrial Average which passed through the 12,000 mark for the first time.  The S&P 500 and NASDAQ indices continued their upward trend as did the DAX, Nikkei and FTSE.  Short U.S. dollar positions were also profitable for the Fund.  The dollar traded lower after the U.S. Federal Reserve Bank announced it would leave short-term interest rates at 5.25%.  The dollar fell to three-week lows against the yen and euro.  The Fund profited from rising base metal prices including lead, zinc, nickel and aluminum.  Gains in the energy sector came from the Fund’s short crude and heating oil positions.  A broad downtrend in energy prices persisted for much of the month amid market perceptions of ample oil supplies.

A Units of the Fund were up 0.71% for the month of November 2006 and B Units were up 0.86%.  Profits from currencies, stock indices, and agricultural commodities offset losses from energy, interest rate instruments and metals.  The dollar fell against most major foreign currencies on concerns of slowing growth in the U.S. economy.  The possibility of easier U.S. monetary policy and rising European interest rates pushed the dollar to nineteen-month lows against the euro and eighteen-month lows against the British pound.  The Fund’s long positions in both the euro and British pound profited.  Domestic and international stock indices continued to rise which benefited the Fund’s long positions.  U.S. stock indices posted a series of record highs including the Dow Jones Industrial Average which passed through the 12,000 mark.  The S&P 500 and NASDAQ indices also continued their upward trend along with the DAX, Nikkei and FTSE.  In agricultural commodities, corn prices reached ten year highs benefiting the Fund’s long corn positions.  The Fund’s short positions in the energy sector were hurt by a price rally in crude oil late in the month.  Cold weather in the western U.S. and news that Sudan and Angola might join OPEC, pushed prices up to a two month high.

A Units of the Fund were up 6.48% for the month of December 2006 and B Units were up 6.65%.  In December, profits from currencies, equity indices, energy and interest rate instruments offset small losses in metals and agricultural products.  The Fund’s strongest gains in the month came from short positions in the Japanese yen and Swiss franc as each currency fell relative to the U.S. dollar.  The yen hit an eight-week low against the U.S. dollar.  Long positions in international equity indices finished higher as global equity markets continued an upward trend. The Dow Jones Industrial Average hit a record close 22 times this year ending with its best year since 2003 after gaining 16%. The Fund’s short positions in natural gas contracts benefited from a sharp sell-off following a forecast released by the National Weather Service. The forecast predicted a continuation of above normal temperatures for most of the continental US, which put downward pressure on natural gas, crude and heating oil prices. Metals registered a small loss for December with long positions hurt by falling silver and copper prices.

ITEM 7A: Quantitative and Qualitative Disclosures about Market Risk.

Introduction

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of December 31, 2008 and December 31, 2007.  All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of December 31, 2008 and 2007, the Fund's total capitalization was $832,985,264 and $545,106,985, respectively.

FISCAL YEAR 2008

	December 31,
	2008	2008	2007	2007
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural	$6,846,953	0.82%	$9,269,647	1.70%
Currencies	$10,756,469	1.29%	$20,235,368	3.71%
Energy	$6,615,912	0.79%	$14,281,139	2.62%
Interest Rates	$25,543,322	3.07%	$16,934,317	3.11%
Metals	$5,366,203	0.64%	$10,337,905	1.90%
Stock Indices	$7,907,758	0.95%	$11,788,343	2.16%
Total	$63,036,617	7.57%	$82,846,719	15.20%

Of the 29.77% return for the year ended December 31, 2008 for A Units, approximately 43.34% was due to trading gains (after commissions) and approximately 3.25% was due to interest income, offset by approximately 16.82% in performance fees, management fees, selling agent fees and operating costs borne by the Fund.  Of the 32.08% return for the year ended December 31, 2008 for B Units, approximately 43.70% was due to trading gains (after commissions) and approximately 3.28% was due to interest income, offset by approximately 14.90% in performance fees, management fees, selling agent fees and operating costs borne by the Fund.

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

Non-Trading Risk

The Fund has non-trading market risk on its foreign cash balances not needed for margin.  However, these balances (as well as the market risk they represent) are immaterial.  The Fund also has non-trading market risk as a result of investing a substantial portion of its available assets in Government-sponsored enterprises and high grade commercial paper.  The market risk represented by these investments is immaterial.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2008, by market sector.

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

The following were the only non-trading risk exposures of the Fund as of December 31, 2008.

Foreign Currency Balances

The Fund's primary foreign currency balances are in Euros, Japanese Yen, British Pounds, Australian Dollars, Hong Kong dollars and Canadian dollars.  The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than once a week).

U.S. Government Securities, Government-Sponsored Enterprises, Commercial Paper Securities and Corporate Notes

The Fund utilizes UBS Financial Services, Inc. as its cash management securities brokers for the investment of some margin excess amounts into short-term fixed income instruments including high grade commercial paper (interest bearing with some credit risk), Government-sponsored enterprises (interest bearing and credit risk free) and corporate notes with durations no longer than one year. In addition, U.S. Government securities are held with Newedge USA, LLC. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Fund's short term investments; although substantially all of these short term investments are held to maturity.

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

ITEM 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

The Board of Directors of Steben & Company, Inc., the General Partner for Futures Portfolio Fund, LP (“Fund”) has engaged McGladrey & Pullen, LLP as the independent registered public accounting firm for the fund for the years ended December 31, 2008, 2007 and 2006.  On January 17, 2007, the General Partner was notified that a majority of the partners of Altschuler, Melvoin and Glasser LLP (AM&G) had become partners of McGladrey & Pullen, LLP and, as a consequence, that AM&G had resigned and would no longer be the auditor for the Fund.  McGladrey & Pullen, LLP was appointed as the Fund’s new auditor.

ITEM 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the General Partner, including its Chief Executive Officer and Chief Financial Officer, the Fund evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended) as of December 31, 2008 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to provide reasonable assurance that they are timely alerted to the material information relating to the Fund required to be included in the Fund’s periodic SEC filings.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2008, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2008, the Fund’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

This annual report does not include an attestation report of the Fund’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Fund’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Fund to provide only management’s report in this annual report.

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

None

PART III

ITEM 10: Directors, Executive Officers, and Corporate Governance

10(a) and 10(b) Identification of Directors and Executive Officers

The Fund itself has no directors or officers and has no employees.  It is managed by the General Partner in its capacity as General Partner.  The Kenneth E. Steben Revocable Trust dated January 29, 2008 (“Trust”) is the sole shareholder of the General Partner and Mr. Kenneth E. Steben is the sole trustee and beneficiary of the Trust.  The directors and executive officers of the General Partner are Kenneth E. Steben, Michael D. Bulley, Barry R. Gainsburg, Ahmed S. Hassanein, and Neil D. Menard.

Executive Officers

Kenneth E. Steben is the General Partner’s founder, President and Chief Executive Officer.  Mr. Steben, along with Michael D. Bulley are responsible for deciding on the Fund’s allocation to the Trading Advisor, or other trading advisors in the future should they deem it in the best interest of the Fund.  Mr. Steben is registered with the CFTC as an associated person and with FINRA as a general securities principal.  Mr. Steben, born in January 1955, received his Bachelors Degree in Interdisciplinary Studies, with a concentration in Accounting in 1979 from Maharishi University of Management.  Mr. Steben has been a licensed stockbroker since 1981 and a licensed commodities broker since 1983. Mr. Steben holds his Series 3, 5, 7, 24, 63 and 65 FINRA and NFA licenses.  Mr. Steben is a Member of the CPO/CTA Advisory Committee to the NFA.   Mr. Steben has been a CFTC listed Principal, and registered as an Associated Person since March 15, 1989 and is a General Securities Principal of Steben & Company, Inc.

Michael D. Bulley is Senior Vice President of Research and Risk Management, and a Director.  Mr. Bulley is a CAIASM designee and Member of the Chartered Alternative Investment Analyst Association®.  Mr. Bulley, along with Kenneth E. Steben are responsible for deciding on the Fund’s allocation to the Trading Advisor, or other trading advisors in the future should they deem it in the best interest of the Fund.  Mr. Bulley, born in October 1957, received his Bachelors Degree in Electrical Engineering from the University of Wisconsin – Madison in 1980 and his Masters in Business Administration with a concentration in Finance from Johns Hopkins University in 1998.  Mr. Bulley joined Steben & Company in November 2002, and holds Series 3, 7, 28 and 30 FINRA and NFA licenses.  Mr. Bulley has been a CFTC listed Principal and registered as an Associated Person of Steben & Company, Inc. since February 11, 2003 and December 23, 2002, respectively.

Barry R. Gainsburg is the General Partner’s General Counsel and Chief Compliance Officer.  Mr. Gainsburg, born in July 1968, received his Bachelor of Arts in Political Science from Johns Hopkins University in January 1990 and his Juris Doctorate from Hofstra Law School in May 1993. Mr. Gainsburg joined Steben & Company, Inc. in November 2007 and became listed with the CFTC as a Principal and registered as an Associated Person of Steben & Company, Inc. on December 4, 2007 and November 21, 2007, respectively.  Prior to joining Steben & Company, Inc., Mr. Gainsburg was Director of Compliance at John W. Henry & Company, Inc., a commodity trading advisor and commodity pool operator, from March 2001 to November 2007, as well as its affiliates Westport Capital Management Corporation, Global Capital Management Limited and JWH Securities, Inc.  Mr. Gainsburg is admitted to practice law in the states of New York and Florida. Mr. Gainsburg holds his Series 3, 7, 24 and 63 NFA and FINRA licenses.

Ahmed S. Hassanein is Chief Operating Officer, Chief Financial Officer and a Director.  Mr. Hassanein, born in May 1972, received his Bachelor of Science in Accounting from the University of Maryland at College Park in 1994 and his Masters in Business Administration with a concentration in Finance from Marymount University in 2000.  Prior to joining Steben & Company in April 2007, Mr. Hassanein served in a number of key positions at Friedman, Billings, Ramsey Group, Inc., a financial services firm that provides investment banking, institutional brokerage and research, and asset management services in the United States and Europe, from March 1997 to March 2007. Most recently, Mr. Hassanein was Senior Vice President of the Asset Management Group where he was responsible for the oversight of all finance, accounting, operational and administration functions for the Alternative Asset, Mutual Fund and Private Wealth Groups which, on a combined basis, managed approximately $2.5 billion in assets. Prior to that, Mr. Hassanein was part of Friedman, Billings, Ramsey Group, Inc.’s Principal Investing Group where he was responsible for the administration, marketing and investor relations of two commercial paper conduits with a combined program size of $17 billion. Before joining the Principal Investing Group, Mr. Hassanein spent over six years in Friedman, Billings, Ramsey Group, Inc.’s Finance Group where he was an integral part of the firm’s Initial Public Offering in December 1997 and served in various capacities including Corporate Controller. Mr. Hassanein is a Certified Public Accountant, holds his Series 3, 7, 28 and 63 NFA and FINRA licenses and is a registered representative and the Financial Operations Principal of Steben & Company. Mr. Hassanein has been a CFTC listed Principal and registered as an Associated Person of Steben & Company since December 4, 2007 and July 31, 2008, respectively.

Neil D. Menard is Director of Sales and Marketing.  Mr. Menard, born in August 1967, graduated from Colby College in 1989 with a BA in political science.  Prior to joining Steben & Company in July of 2006, Mr. Menard was the Director of Sales for Engagement Systems, LLC, a strategic outsource solution for independent financial advisors from October 2004 to June of 2006.  From June 2003 to October 2004, Mr. Menard served as the Managing Director of New Business Development. Mr. Menard created sales and selection systems for the new business development team and utilized these processes to select independent investment advisors for SEI. Mr. Menard holds his Series 3, 7, 24 and 63 FINRA and NFA licenses and is a General Securities Principal.  Mr. Menard has been registered as an Associated Person and a CFTC listed Principal of Steben & Company, Inc. since August 7, 2006 and July 6, 2006, respectively.

Kenneth E. Steben Revocable Trust Dated January 29, 2008, or the Trust, has been a CFTC listed Principal of the General Partner since March 10, 2008.  The Trust is the sole shareholder of the General Partner.  Kenneth E. Steben is the sole beneficiary of the Trust and serves as its sole trustee.  A biography of Mr. Steben is set forth above.

Since February 29, 2004, Steben & Company acts as general partner to another Maryland limited partnership, Sage Fund, L.P., whose units of limited partnership interest are not registered with the SEC.  As of March 27, 2007, Steben & Company acts as the general partner of a Delaware limited partnership, Aspect Global Diversified Fund LP, whose units of limited partnership interest were registered with the SEC pursuant to a public offering that was effective August 12, 2008. Because Steben & Company serves as the sole general partner of both of these funds, the officers and directors of Steben & Company effectively manage them as officers and directors of the respective funds.

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

Section 16 (A) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934, as amended, requires that reports of beneficial ownership of limited partnership units and changes in such ownership be filed with the Securities and Exchange Commission by Section 16 “reporting persons.”  The Fund is required to disclose in this Annual Report on Form 10K each reporting person whom it knows to have failed to file any required reports under Section 16 on a timely basis during the fiscal year ended December 31, 2008.  During the fiscal year ended December 31, 2008, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

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

ITEM 12: Security Ownership of Certain Beneficial Owners and Management.

The Fund has no officers or directors.  Its affairs are managed by its General Partner, Steben & Company, Inc. Set forth in the table below is information regarding the beneficial ownership of the officers of the Fund’s General Partner as of February 28, 2009.  There are no securities authorized for issuance under an equity compensation plan.

(a)  Security ownership of certain beneficial owners.

As of February 28, 2009, no person or “group” is known to have been the beneficial owner of more than 5% of the Units.

All of the Fund’s general partner interest is held by the General Partner.

(b)  Security ownership of management

As of February 28, 2009, Steben & Company did not own any Units.  The principals of Steben & Company, owned a total of 35.5269 B Units, the value of which represents 0.0264% of the total value of the fund.

As of February 28, 2009, the directors, executive officers, and principals of the General Partner own beneficially Units as follows.

Name	Value of Units	Percentage of Limited Partnership
Kenneth E. Steben	$201,420	0.0230%
Michael D. Bulley	1,454	0.0002%
Neil D. Menard	28,470	0.0032%
Total directors and executive officers of the General Partner as a group	$231,344	0.0264%

(c)  Changes in Control.

None.

ITEM 13: Certain Relationships and Related Transactions, and Director Independence.

The Fund allocated to the General Partner $13,379,664, $10,186,030 and $8,822,422 in monthly management fees and $9,479,794, $7,375,387 and $6,385,159 in Selling Agent commissions for the years ended December 31, 2008, 2007 and 2006, respectively.  The General Partner in turn pays the Selling Agent commissions to the Selling Agents except for units for which it served as the Selling Agent or where there is currently no designated Selling Agent.  The General Partners 1 percent allocation of income amounted to $1,879,337, $250,318 and $347,793 for the years ended December 31, 2008, 2007 and 2006, respectively.

The Fund will pay its accounting, audit, legal, administrative and offering expenses estimated at approximately 0.65% per year.  However, if and to the extent these expenses (other than extraordinary costs, none of which are anticipated) exceed 1.00% of the Fund’s assets per calendar year, the General Partner will reimburse the Fund for such excess after the close of the applicable year.  For the years ended December 31, 2008, 2007 and 2006, the Fund paid approximately $4,429,151, $3,420,036 and $3,030,593, respectively, to the General Partner for these expenses.

For the years ended December 31, 2008, 2007 and 2006, actual operating expenses exceeded (were below) 1.00% of average month-end net assets of the Fund by ($475,275), ($335,443) and $148,806, respectively. Additionally, for the years ended December 31, 2008, 2007 and 2006, the General Partner voluntarily paid $1,894,004, $1,383,324 and $1,112,845, respectively, of operating expenses of the Fund.

The Fund does not and will not make any loans to the General Partner, its affiliates, or their respective officers, directors or employees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed to the Fund for professional audit services provided by McGladrey & Pullen, LLP, the Fund’s independent registered public accountant, for the audit of the Fund’s annual financial statements for the years ended December 31, 2008 and 2007, and fees billed for other professional services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an associated entity of McGladrey & Pullen, LLP) during those years.

FEE CATEGORY	2008	2007

Audit Fees(1)	$160,000	$180,350
Audit-Related Fees	-	-
Tax Fees(2)	25,000	41,500
All Other Fees	-	-

TOTAL FEES	$185,000	$221,850

________
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

The Audit Committee of the Fund’s General Partner, Steben & Company, pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms. The Audit Committee of Steben & Company approved all the services provided by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (collectively “McGladrey”) during 2008 and 2007 to the Fund described above. The Audit Committee has determined that the payments made to McGladrey for these services during 2008 and 2007 are compatible with maintaining that firm’s independence.

PART IV

ITEM 15: Exhibits, Financial Statement Schedules.

(a)(1)                 Financial Statements

Futures Portfolio Fund, Limited Partnership
Report of Independent Registered Public Accounting Firm
Statements of Financial Condition as of December 31, 2008 and 2007
Condensed Schedules of Investments as of December 31, 2008 and 2007
Statements of Operations for the Years Ended December 31, 2008, 2007, and 2006
Statements of Cash Flows for the Years Ended December 31, 2008, 2007, and 2006
Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2008, 2007, and 2006
Notes to Financial Statements

Also included herewith:

(a)(2)                 Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial notes or statements thereto.

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

Name	Title	Date
/s/ Kenneth E. Steben Kenneth E. Steben	President, Chief Executive Officer and Director	March 31, 2009

/s/ Ahmed S. Hassanein Ahmed S. Hassanein	Chief Operating Officer, Chief Financial Officer and Director	March 31, 2009

/s/ Michael Bulley Michael D. Bulley	Senior Vice President, Research & Risk Management and Director	March 31, 2009

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 31, 2009	FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Partners of
Futures Portfolio Fund, Limited Partnership

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Futures Portfolio Fund, Limited Partnership (the “Fund”), as of December 31, 2008 and 2007, and the related statements of operations, cash flows, and changes in partners’ capital (net asset value) for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Futures Portfolio Fund, Limited Partnership as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Futures Portfolio Fund, Limited Partnership’s internal control over financial reporting as of December 31, 2008 included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois
March 30, 2009

Futures Portfolio Fund, Limited Partnership
Statements of Financial Condition
December 31, 2008 and 2007

	2008	2007
Assets

Equity in broker trading accounts
Cash	$218,445,964	$80,795,179
U.S. Government securities, at fair value (cost - $66,403,849 and $48,771,500)	66,972,902	49,838,000
Interest receivable	28,073	239,155
Net unrealized gain on open futures contracts	34,492,682	31,261,259
Net unrealized loss on open forward currency contracts	(1,202,959)	(973,940)
Deposits with brokers	318,736,662	161,159,653
Cash and cash equivalents	286,560,159	4,742,633
Commercial paper, at fair value (cost - $139,797,933 and $392,780,866)	140,590,377	396,351,403
Government-sponsored enterprises, at fair value (cost - $74,304,142 and $0)	75,198,945	-
Corporate notes, at fair value (cost - $77,628,692 and $0)	78,147,406	-
Total assets	$899,233,549	$562,253,689

Liabilities

Accounts payable — General Partner	$1,313,479	$888,469
Commissions and other trading fees on open contracts	60,314	99,972
General Partner management fee	1,374,743	896,247
General Partner 1 percent allocation	1,879,337	250,318
Advisor management fees	1,492,038	1,353,970
Advisor incentive fees	18,771,604	4,301,628
Selling agents’ fee	971,084	646,034
Redemptions payable	10,448,411	4,753,938
Subscriptions received in advance	29,937,275	3,956,128
Total liabilities	66,248,285	17,146,704

Partners' Capital (Net Asset Value)
Class A Interests - 108,989.0639 units and 94,188.7078 units outstanding at December 31, 2008 and 2007, respectively	$547,011,351	$364,289,314
Class B Interests - 44,268.0740 units and 36,968.6171 units outstanding at December 31, 2008 and 2007, respectively	285,973,913	180,817,671
Total partners' capital (net asset value)	832,985,264	545,106,985

Total liabilities and partners' capital (net asset value)	$899,233,549	$562,253,689

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments
December 31, 2008

U.S. Government Securities

Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value
$67,000,000	01/08/09	U.S. Treasury Bill, 1.820% *	$66,972,902	8.04%
		Total U.S. Government securities * (cost - $66,403,849)	$66,972,902	8.04%

Government-Sponsored Enterprises

Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value
$75,204,000	01/02/09	Fed Home Ln Discount Nt, 2.42%	75,198,945	9.03%
		Total Government-sponsored enterprises (cost - $74,304,142)	$75,198,945	9.03%

Commercial Paper

Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value
$47,000,000	03/06/09	Royal Bk Of Scotland Grp, 2.65%	$46,778,578	5.62%
41,670,000	03/10/09	Citigroup Funding Inc, 3.05%	41,429,934	4.97%
5,000,000	03/10/09	Citigroup Funding Inc, 2.43%	4,977,050	0.60%
19,800,000	05/04/09	Shell Intl Finance Bv, 2.08%	19,659,288	2.36%
28,000,000	05/04/09	Societe Generale N Amer, 2.66%	27,745,527	3.33%
		Total commercial paper securities (cost - $139,797,933)	$140,590,377	16.88%

Corporate Notes

Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value
$50,461,000	03/25/09	Bear Stearns Co. (JP Morgan Chase & Co.), 3.25%	$50,631,503	6.08%
27,500,000	08/19/09	Proc & Gamb Intl F, 2.49%	27,515,903	3.30%
		Total corporate notes (cost - $77,628,692)	$78,147,406	9.38%

* Pledged as collateral for the trading of futures contracts.

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
December 31, 2008

Long U.S. Futures Contracts**

Description	Net unrealized gain (loss) on open long contracts	% of Net Asset Value
Agricultural	$209,623	0.03%
Currency	583,235	0.07%
Energy	36,851	0.00%
Interest rate	7,568,968	0.91%
Metal	(5,458,382)	(0.66%)
Stock index	283,733	0.03%
Total long U.S. futures contracts	$3,224,028	0.38%

Short U.S. Futures Contracts**

Description	Net unrealized gain (loss) on open short contracts	% of Net Asset Value
Agricultural	$203,129	0.02%
Currency	(536,035)	(0.06%)
Energy	1,136,871	0.14%
Interest rate	(34,304)	0.00%
Metal	12,050,348	1.45%
Stock index	(100,242)	(0.01%)
Total short U.S. futures contracts	$12,719,767	1.54%
Total U.S. futures contracts	$15,943,795	1.92%

Long Foreign Futures Contracts**

Description	Net unrealized gain on open long contracts	% of Net Asset Value
Agricultural	$526,077	0.06%
Currency	386,518	0.05%
Interest rate	13,673,497	1.64%
Metal	132	0.00%
Stock index	353,887	0.04%
Total long foreign futures contracts	$14,940,111	1.79%

** No individual futures or forward currency contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
December 31, 2008

Short Foreign Futures Contracts**

Description	Net unrealized gain (loss) on open short contracts	% of Net Asset Value
Agricultural	$1,586,457	0.19%
Currency	768,035	0.09%
Energy	761,334	0.09%
Interest rate	(443,162)	(0.05%)
Metal	1,194,857	0.14%
Stock index	(258,745)	(0.03%)
Total short foreign futures contracts	$3,608,776	0.43%
Total foreign futures contracts	$18,548,887	2.22%
Net unrealized gain on open futures contracts	$34,492,682	4.14%

U.S. Forward Currency Contracts**

Description	Net unrealized gain (loss) on open long/short contracts	% of Net Asset Value
Long forward currency contracts	$495,615	0.06%
Short forward currency contracts	(1,697,447)	(0.20%)
Total U.S. forward currency contracts	$(1,201,832)	(0.14%)

Foreign Forward Currency Contracts**

Description	Net unrealized gain (loss) on open long/short contracts	% of Net Asset Value
Long forward currency contracts	$217,280	0.03%
Short forward currency contracts	(218,407)	(0.03%)
Total foreign forward currency contracts	$(1,127)	0.00%
Net unrealized loss on open forward currency contracts	$(1,202,959)	(0.14%)

** No individual futures or forward currency contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments
December 31, 2007

U.S. Government Securities

Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value
$10,000,000	01/24/08	U.S. Treasury Bill, 4.860%	$9,967,600	1.83%
8,000,000	01/24/08	U.S. Treasury Bill, 4.860%	7,974,080	1.46%
32,000,000	01/24/08	U.S. Treasury Bill, 4.860%	31,896,320	5.85%
		Total U.S. Government securities * (cost - $48,771,500)	$49,838,000	9.14%

Commercial Paper

Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value
$35,180,000	01/10/08	UBS Finance Delaware LLC, 5.19%	$35,134,354	6.45%
26,083,000	01/14/08	Societe Generale N Amer, 5.175%	26,034,257	4.78%
26,714,000	03/13/08	HSBC Finance Corp, 4.91%	26,451,669	4.85%
22,533,000	04/17/08	Calyon North America Inc, 4.705%	22,217,892	4.08%
45,000,000	04/24/08	Bank Of America Corp, 4.65%	44,337,375	8.13%
45,195,000	04/28/08	Morgan Stanley, 4.91%	44,467,637	8.16%
20,456,000	05/01/08	Citigroup Funding Inc, 4.58%	20,141,103	3.69%
30,655,000	05/01/08	General Elec Cap Corp, 4.47%	30,194,434	5.54%
11,000,000	05/01/08	UBS Finance Delaware LLC, 4.54%	10,832,146	1.99%
17,990,000	05/07/08	HSBC Finance Corp, 4.43%	17,708,851	3.25%
15,264,000	05/07/08	Societe Generale N Amer, 4.54%	15,019,530	2.76%
43,035,000	06/05/08	Merrill Lynch & Co, 4.89%	42,123,088	7.73%
15,000,000	06/09/08	General Elec Cap Corp, 4.53%	14,698,000	2.70%
23,000,000	06/10/08	Calyon North America Inc, 4.7%	22,516,553	4.13%
25,000,000	06/10/08	Credit Suisse New York, 4.7%	24,474,514	4.49%
		Total commercial paper securities (cost - $392,780,866)	$396,351,403	72.73%

Long U.S. Futures Contracts**

Description	Net unrealized gain (loss) on open long contracts	% of Net Asset Value
Agricultural	$9,905,656	1.82%
Currency	(781,790)	(0.14%)
Energy	8,299,334	1.52%
Interest rate	3,876,269	0.71%
Metal	(73,393)	(0.01%)
Stock index	(467,033)	(0.09%)
Total long U.S. futures contracts	$20,759,043	3.81%

* Pledged as collateral for the trading of futures contracts.
** No individual futures or forward currency contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
December 31, 2007

Short U.S. Futures Contracts**

Description	Net unrealized gain (loss) on open short contracts	% of Net Asset Value
Agricultural	$203,954	0.04%
Currency	(774,127)	(0.14%)
Energy	(1,828,920)	(0.34%)
Interest rate	(16,125)	0.00%
Metal	4,049,987	0.74%
Stock index	(119,263)	(0.02%)
Total short U.S. futures contracts	$1,515,506	0.28%

Total U.S. futures contracts	$22,274,549	4.09%

Long Foreign Futures Contracts**

Description	Net unrealized gain (loss) on open long contracts	% of Net Asset Value
Agricultural	$2,479,202	0.45%
Currency	272,276	0.05%
Energy	1,009,197	0.19%
Interest rate	2,076,143	0.38%
Metal	1,230,189	0.23%
Stock index	651,010	0.12%
Total long foreign futures contracts	$7,718,017	1.42%

Short Foreign Futures Contracts**

Description	Net unrealized gain (loss) on open short contracts	% of Net Asset Value
Agricultural	$(296,089)	(0.05%)
Currency	(113,994)	(0.02%)
Energy	(70,818)	(0.01%)
Interest rate	715,526	0.13%
Metal	9,768	0.00%
Stock index	1,024,300	0.19%
Total short foreign futures contracts	$1,268,693	0.24%

Total foreign futures contracts	$8,986,710	1.66%

Net unrealized gain on open futures contracts	$31,261,259	5.75%

** No individual futures or forward currency contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
December 31, 2007

U.S. Forward Currency Contracts**

Description	Net unrealized gain (loss) on open long/short contracts	% of Net Asset Value
Long forward currency contracts	$(1,774,645)	(0.33%)
Short forward currency contracts	982,357	0.18%
Total U.S. forward currency contracts	$(792,288)	(0.15%)

Foreign Forward Currency Contracts**

Description	Net unrealized gain (loss) on open long/short contracts	% of Net Asset Value
Long forward currency contracts	$(39,572)	(0.01%)
Short forward currency contracts	(142,080)	(0.03%)
Total foreign forward currency contracts	$(181,652)	(0.04%)

Net unrealized loss on open forward currency contracts	$(973,940)	(0.19%)

** No individual futures or forward currency contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Statements of Operations
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Trading Gains
Net realized gain	$260,418,189	$47,377,804	$18,594,300
Net change in unrealized gain	3,002,404	641,048	27,906,017
Brokerage commissions	(1,866,008)	(2,283,456)	(1,715,388)
Net gain from trading	261,554,585	45,735,396	44,784,929

Net Investment Loss
Income
Interest income	19,068,236	26,770,478	22,657,865
Expenses
General Partner management fee	13,379,664	10,186,030	8,822,422
General Partner 1 percent allocation	1,879,337	250,318	347,793
Advisor management fees	11,318,439	9,712,368	8,858,211
Advisor incentive fee	53,999,585	16,604,111	4,989,571
Selling agents’ fee	9,479,794	7,375,387	6,385,159
Operating expenses	6,405,612	4,979,458	4,869,769
Total expenses	96,462,431	49,107,672	34,272,925
Operating expenses waived	(1,894,004)	(1,383,324)	(1,261,651)

Net total expenses	94,568,427	47,724,348	33,011,274

Net investment loss	(75,500,191)	(20,953,870)	(10,353,409)

Net Income	$186,054,394	$24,781,526	$34,431,520

	2008		2007		2006
	Class A	Class B	Class A	Class B	Class A	Class B
Increase in Net Asset Value Per Unit	$1,151.31	$1,568.94	$142.06	$263.30	$236.46	$370.78
Net Income Per Unit (based on weighted average number of units outstanding)	$1,205.31	$1,615.84	$154.85	$284.12	$254.04	$392.07

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Statements of Cash Flows
Years Ended December 31, 2008, 2007 and 2006

	2008	2007	2006

Cash flows provided by (used in) operating activities
Net income	$186,054,394	$24,781,526	$34,431,520
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Net change in unrealized gains	(3,002,404)	(641,048)	(27,906,017)
Net proceeds (purchases) of commercial paper	255,761,026	(206,718,438)	(64,911,649)
Net purchases of corporate notes	(78,147,406)	-	-
Net purchases of investments in U.S. Government securities	(17,134,902)	(49,838,000)	-
Net proceeds (purchases) of investments in Government-sponsored enterprises	(75,198,945)	135,581,067	(115,749,956)
Decrease in interest receivable	211,082	429,291	26,925
Increase (decrease) in accounts payable and accrued expenses	15,796,942	2,431,332	(78,769)
Increase (decrease) in General Partner 1 percent allocation	1,629,019	(97,475)	198,477
Net cash provided by (used in) operating activities	285,968,806	(94,071,745)	(173,989,469)

Cash flows provided by (used in) financing activities
Contributions of units	186,069,173	86,364,306	152,284,070
Subscriptions received in advance	29,937,275	3,956,128	6,574,568
Redemption of units	(82,506,943)	(80,330,612)	(68,706,788)
Net cash provided by financing activities	133,499,505	9,989,822	90,151,850

Net increase (decrease) in cash and cash equivalents	419,468,311	(84,081,923)	(83,837,619)

Cash and cash equivalents
Beginning of year	85,537,812	169,619,735	253,457,354
End of year	$505,006,123	$85,537,812	$169,619,735
End of year cash and cash equivalents consists of:
Cash in broker trading accounts	$218,445,964	$80,795,179	$165,335,453
Cash and cash equivalents	286,560,159	4,742,633	4,284,282
Total end of year cash and cash equivalents	$505,006,123	$85,537,812	$169,619,735

Supplemental schedule of non-cash financing activities:
Redemptions payable	$10,448,411	$4,753,938	$8,411,042

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Statements of Changes in Partners' Capital (Net Asset Value)
Years Ended December 31, 2008, 2007 and 2006

	Class A Interests		Class B Interests
	Units	Amount	Units	Amount	Total

Balance at December 31, 2005	75,378.5969	$263,005,434	26,635.1317	$113,386,679	$376,392,113
Net income		21,442,103		12,989,417	34,431,520
Contributions	30,279.5071	106,165,077	14,353.8625	61,862,531	168,027,608
Redemptions	(13,508.4970)	(47,448,810)	(6,255.2669)	(27,342,338)	(74,791,148)
Transfers	(517.2813)	(1,779,681)	418.1003	1,779,681	-
Balance at December 31, 2006	91,632.3257	$341,384,123	35,151.8276	$162,675,970	$504,060,093

Net income		14,481,809		10,299,717	24,781,526
Contributions	16,692.1516	61,337,528	6,911.4374	31,601,346	92,938,874
Redemptions	(13,602.7165)	(50,952,284)	(5,520.7112)	(25,721,224)	(76,673,508)
Transfers	(533.0530)	(1,961,862)	426.0633	1,961,862	-
Balance at December 31, 2007	94,188.7078	$364,289,314	36,968.6171	$180,817,671	$545,106,985

Net income		120,149,003		65,905,391	186,054,394
Contributions	27,723.6530	120,571,420	12,536.8009	69,453,881	190,025,301
Redemptions	(12,681.8275)	(56,920,876)	(5,427.0141)	(31,280,540)	(88,201,416)
Transfers	(241.4694)	(1,077,510)	189.6701	1,077,510	-
Balance at December 31, 2008	108,989.0639	$547,011,351	44,268.0740	$285,973,913	$832,985,264

Net Asset Value Per Unit
December 31, 2008		December 31, 2007		December 31, 2006		December 31, 2005
Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
$5,018.96	$6,460.05	$3,867.65	$4,891.11	$3,725.59	$4,627.81	$3,489.13	$4,257.03

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements

Note 1:	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Description of the Fund:

Futures Portfolio Fund, Limited Partnership (the “Fund”) is a Maryland limited partnership which operates as a commodity investment pool. The Fund utilizes commodity trading advisors to engage in the trading of futures contracts, forward currency contracts, swap contracts, and other financial instruments.

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

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements

Significant accounting policies are as follows:

Use of Estimates:

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition:

Futures, options on futures, forward currency, and swap contracts are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition as a net gain or loss, as there exists a right of offset of unrealized gains or losses in accordance with Financial Accounting Standards Board Interpretation (“FASB”) No. 39 – Offsetting of Amounts Related to Certain Contracts, as amended by FASB No. 39-1 – Amendment of FASB Interpretation No. 39 (“FIN 39-1”). Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Commercial paper, corporate notes, U.S. Government securities and Government-sponsored enterprises are recorded at amortized cost and interest is accrued and recorded through maturity, which approximates fair value.  Fair value of exchange-traded contracts is based upon settlement prices. Fair value of non-exchange traded contracts is based upon third-party quoted dealer values on the Interbank market.

Cash and Cash Equivalents:

Cash equivalents are highly liquid investments with an original maturity of three months or less at the date of acquisition that are not held for sale in the normal course of business. The Fund is at risk to the extent that it maintains balances with such institutions in excess of insured limits.  As of December 31, 2008, significant cash balances held at Newedge USA, LLC, UBS Financial Services, Inc. and Bank of America are $218,445,964, $204,886,354 and $81,663,804, respectively.  As of December 31, 2007, significant cash balances held at Newedge USA, LLC and Bank of America are $80,795,179 and $4,683,674, respectively.

Brokerage Commissions:

Brokerage commissions include other trading fees and are charged to expense when contracts are opened.

Redemptions Payable:

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

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements

Income Taxes:

The Fund prepares calendar year U.S. and applicable state tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund, however, may be required to file returns in various state and local jurisdictions as a result of its operations or the residency of its partners. On January 1, 2007, the Fund adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 applies to all tax positions accounted for under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. For the years ended December 31, 2008 and 2007, respectively, no income tax liability for uncertain tax positions has been recognized in the accompanying financial statements.  The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Fair Value of Financial Instruments:

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement and also emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, except for nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis for which delayed application is permitted until fiscal years beginning after November 15, 2008.  The adoption of SFAS No. 157 was effective for the Fund on January 1, 2007, and did not impact our financial position, results of operations or cash flows.

SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Inputs are broadly defined under SFAS 157 as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy under SFAS 157 are described below:

Level 1.  Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2.  Inputs other than quoted prices within Level 1 that are observable for the asset or liability, either directly or indirectly.  A significant adjustment to a Level 2 input could result in the Level 2 measurement becoming a Level 3 measurement.

Level 3.  Inputs are unobservable for the asset or liability.

The following section describes the valuation techniques used by the Fund to measure different financial instruments at fair value and includes the level within the fair value hierarchy in which the financial instrument is categorized.

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements

The following table presents the Fund’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008:

	Level 1	Level 2	Total
Equity in broker trading accounts
Futures contracts	$34,492,682	$-	$34,492,682
Forward currency contracts	-	(1,202,959)	(1,202,959)
U.S. Government securities	66,972,902	-	66,972,902
Commercial paper	-	140,590,377	140,590,377
Government-sponsored enterprises	-	75,198,945	75,198,945
Corporate notes	-	78,147,406	78,147,406
Cash and cash equivalents
Money market funds	256,592,512	-	256,592,512

There were no Level 3 holdings as of December 31, 2008.

Fair value of exchange traded contracts is based upon exchange settlement prices. Fair value of non-exchange traded contracts is based on third-party quoted dealer values on the Interbank market. The investments in money market funds and futures contracts are valued using quoted market prices and are classified within Level 1. The fair values of forward currency contracts are based upon an underlying asset, index, or reference rate or a combination of these factors and are classified within Level 2. The Fund uses some, and when applicable, all of these financial instruments as part of its trading activities. The recorded values of commercial paper, Government-sponsored enterprises, U.S. Government securities and corporate notes are based on amortized cost carrying amounts due to the short-term maturity of the instruments and are classified within Level 1 or 2. Therefore, their carrying amounts approximate their fair values.

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

Reclassification:

Certain amounts in the 2007 and 2006 financial statements have been reclassified to conform with the 2008 presentation.

Recently Adopted Accounting Pronouncements:

In April 2007, the FASB issued Interpretation No. 39-1, Amendment of FASB Interpretation No. 39 (“FIN 39-1”).  FIN 39-1 defines “right of setoff” and specifies what conditions must be met for a derivative contract to qualify for this right of setoff.  It also addresses the applicability of a right of setoff to derivative instruments and clarifies the circumstances in which it is appropriate to offset amounts recognized for multiple derivative instruments executed with the same counterparty under a master netting arrangement and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from the same master netting arrangement as the derivative instruments.  This interpretation is effective for fiscal years beginning after November 15, 2007.  The adoption of FIN 39-1 did not have a material impact on the Fund’s financial statements.

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements

Recent Accounting Pronouncements:

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an Amendment of FASB Statement No. 133 (SFAS 161). SFAS 161 is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133. It also applies to non-derivative hedging instruments and all hedged items designated and qualifying as hedges under SFAS 133. SFAS 161 amends the current qualitative and quantitative disclosure requirements for derivative instruments and hedging activities set forth in SFAS 133 and generally increases the level of disaggregation that will be required in an entity’s financial statements. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk related contingent features in derivative agreements. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. SFAS 161 is effective for the Fund in its year ending December 31, 2009. As this pronouncement is only disclosure related, it will not have an impact on the Fund’s financial position or results of operations.

Note 2:	GENERAL PARTNER

The General Partner of the Fund is Steben & Company, Inc., which conducts and manages the business of the Fund.  During the years ended December 31, 2008, 2007 and 2006, the General Partner did not maintain a capital balance in the Fund; however, the sole shareholder of the General Partner has an investment in Class B Interests of the Fund.

During the years ended December 31, 2008, 2007 and 2006, the General Partner received the following compensation:

•	Class A Interests incur a monthly management fee equal to 1/12 of 1.95 percent (1.95 percent per annum) of the net asset value of the Class A Interests as of the last day of each month.
•
Class A Interests incur a monthly selling agents’ fee equal to 1/12 of 2 percent (2.00 percent per annum) of the net asset value of the Class A Interests as of the last day of each month. The General Partner, in turn, pays the selling agents’ fees to the respective selling agents. If the selling agents’ fees are not paid to the selling agent, or the General Partner was the selling agent, such portions of the selling agents’ fees are retained by the General Partner.

•	Class B Interests incur a monthly management fee equal to 1/12 of 1.95 percent (1.95 percent per annum) of the net asset value of the Class B Interests as of the last day of each month.
•
Class B Interests incur a monthly selling agents’ fee equal to 1/12 of 0.20 percent (0.20 percent per annum) of the net asset value of the Class B Interests as of the last day of each month.  The General Partner, in turn, pays the selling agents’ fees to the respective selling agents.  If the selling agents’ fees are not paid to the selling agent, or the General Partner was the selling agent, such portions of the selling agents’ fees are retained by the General Partner.

Pursuant to the terms of the Limited Partnership Agreement, the General Partner receives 1 percent of any increase or decrease in the Fund’s net assets, as defined.  Such amount is reflected as the General Partner 1 percent allocation in the statements of financial condition and the statements of operations.

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements

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

The Fund is responsible for all of its operating expenses such as accounting, audit, legal, administrative, marketing and offering expenses.  Operating expenses also include salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund, such as salaries and commissions of General Partner marketing personnel, and administrative employee salaries and related costs.  Pursuant to the terms of the Limited Partnership Agreement, operating expenses that exceed 1 percent of the average month-end net assets of the Fund are the responsibility of the General Partner.  For the years ended December 31, 2008, 2007 and 2006, actual operating expenses exceeded (were below) this 1 percent (pro rated operating expense limitation) of average month-end net assets of the Fund by ($475,275), ($335,443), and $148,806, respectively, with such excess amount included in operating expenses waived in the statements of operations.  Additionally, during the years ended December 31, 2008, 2007 and 2006, the General Partner voluntarily paid $1,894,004, $1,383,324 and $1,112,845, respectively, of operating expenses of the Fund, with such amounts also included in operating expenses waived in the statements of operations.  As of December 31, 2008 and 2007, $1,313,749 and $888,469, respectively, were payable to the General Partner for operating expenses not waived.  Such amounts are presented as accounts payable in the statements of financial condition.

Note 6:	SUBSCRIPTIONS, DISTRIBUTIONS, AND REDEMPTIONS

Investments in the Fund are made by subscription agreement, subject to acceptance by the General Partner. Units are sold at the net asset value per Class A or Class B unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as Limited Partners as of the beginning of the month following the month in which their subscriptions were accepted. At December 31, 2008, 2007 and 2006, the Fund had received subscriptions of $29,937,275, $3,956,128, and $6,574,568, respectively, which were effective subsequent to year-end.

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

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements

Note 7:	TRADING ACTIVITIES AND RELATED RISKS

The Fund engages in the speculative trading of futures, swaps, options and over-the-counter contracts, including currency forwards traded in the United States and internationally (collectively, “derivatives”). The Fund is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures contracts requires margin deposits with the brokers. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury Bills) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited. The Fund utilizes Newedge USA, LLC, as its futures broker and Newedge Group (UK Branch) as its options broker and forwards counterparty.

The Fund trades forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Accordingly, the risks associated with forward currencies are generally greater than those associated with exchange traded contracts because of the greater risk of counterparty default. Additionally, the trading of forward currency contracts typically involves delayed cash settlement.

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

The Fund utilizes UBS Financial Services, Inc. as its cash management securities broker for the investment of some margin excess amounts into short-term fixed income instruments including high grade commercial paper (interest bearing with some credit risk), U.S. Government securities and Government-sponsored enterprises (interest bearing and credit risk free) with durations no longer than one year. The Fund invests in certain commercial paper issued by an affiliate of UBS Financial Services, Inc. Fluctuations in prevailing interest rates could cause immaterial market-to-market losses on the Fund’s U.S. Government securities and other fixed income instruments, although substantially all of the short-term investments are held to maturity.

For derivatives, risks arise from changes in the market value of the contracts. Theoretically, the Fund is exposed to a market risk equal to the value of futures and forward contracts purchased and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Fund pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Fund to potentially unlimited liability; for purchased options the risk of loss is limited to the premiums paid.

In addition to market risk, in entering into commodity interest contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures and options on futures contracts traded in the United States and on most non-U.S. futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some non-U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements

In the case of forward contracts, over-the-counter options contracts or swap contracts, which are traded on the Interbank or other institutional market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a clearinghouse backed by a group of financial institutions; thus, there likely will be greater counterparty credit risk. The Fund trades only with those counterparties that it believes to be creditworthy. All positions of the Fund are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

The unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

	Futures Contracts (exchange traded)		Forward Currency Contracts (non-exchange traded)
	December 31, 2008	December 31, 2007	December 31, 2008	December 31, 2007
Gross unrealized gains	$45,886,155	$41,301,339	$2,924,001	$1,944,903
Gross unrealized losses	(11,393,473)	(10,040,080)	(4,126,960)	(2,918,843)
Net unrealized gain (loss)	$34,492,682	$31,261,259	$(1,202,959)	$(973,940)

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

The following information presents per unit operating performance data and other supplemental financial data for the years ended December 31, 2008, 2007 and 2006.  This information has been derived from information presented in the financial statements.

	2008		2007		2006
	Class A	Class B	Class A	Class B	Class A	Class B
	Interests	Interests	Interests	Interests	Interests	Interests
Per Unit Performance (for a unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$3,867.65	$4,891.11	$3,725.59	$4,627.81	$3,489.13	$4,257.03

Income from operations:
Gain from trading (1)	1,676.14	2,137.36	314.98	395.22	340.44	418.38
Net investment loss (1)	(524.83)	(568.42)	(172.92)	(131.92)	(103.98)	(47.60)

Total income from operations	1,151.31	1,568.94	142.06	263.30	236.46	370.78

Net asset value per unit at end of year	$5,018.96	$6,460.05	$3,867.65	$4,891.11	$3,725.59	$4,627.81

Total return	29.77%	32.08%	3.81%	5.69%	6.78%	8.71%

Supplemental data
Ratios to average net asset value:
Expenses prior to advisor incentive fees (2), (3)	6.71%	4.88%	6.65%	4.83%	6.96%	5.16%
Advisor incentive fees	8.10%	8.10%	3.24%	3.22%	1.14%	1.12%

Total expenses	14.81%	12.98%	9.89%	8.05%	8.10%	6.28%

Net investment loss (2), (3)	(11.95%)	(10.13%)	(4.68%)	(2.85%)	(2.96%)	(1.10%)

Total returns are calculated based on the change in value of a Class A or Class B unit during the year.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of contributions and redemptions.

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

(2) All of the ratios under the supplemental data are computed net of voluntary and involuntary waivers of operating expenses.  For 2008, 2007 and 2006, the ratios are net of approximately 0.35%, 0.33% and 0.25% respectively, of average net asset value relating to the voluntary waiver of operating expenses. Both the nature and the amounts of the waivers are more fully explained in Note 5.

(3) The net investment loss includes interest income and excludes gains from trading activities as shown on the statement of operations.  The total amount is then reduced by all expenses, excluding brokerage commissions. The resulting amount is divided by the average net asset value for the year.