Form 10-Q
period 2009-03-31
FUTURES PORTFOLIO FUND L.P.
filed 2009-05-15
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates: the registrant is a limited partnership; as of March 31, 2009, 116,629.1525 Class A units and 48,379.8097 Class B units with an aggregate value of $570,404,626 and $305,743,507 respectively, were outstanding.

i

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
STATEMENTS OF FINANCIAL CONDITION
March 31, 2009 (Unaudited) and December 31, 2008 (Audited)

	March 31,	December 31,
	2009	2008
ASSETS
Equity in broker trading accounts
Cash	$176,981,569	$218,445,964
U.S. Government securities, at fair value (cost - $69,873,300 and $66,403,849)	69,881,000	66,972,902
Interest receivable	53,234	28,073
Net unrealized gain on open futures contracts	13,170,769	34,492,682
Net unrealized loss on open forward currency contracts	(8,019,271)	(1,202,959)
Deposits with brokers	252,067,301	318,736,662
Cash and cash equivalents	443,450,801	286,560,159
Commercial paper, at fair value (cost - $97,093,255 and $139,797,933)	97,601,475	140,590,377
Government-sponsored enterprises, at fair value (cost - $115,000,000 and $74,304,142)	115,026,833	75,198,945
Corporate notes, at fair value (cost - $27,422,450 and $77,628,692)	27,506,423	78,147,406
General Partner 1 percent allocation	227,812	-
Total assets	$935,880,645	$899,233,549

LIABILITIES
Accounts payable - General Partner	$1,428,094	$1,313,479
Commissions and other trading fees on open contracts	80,934	60,314
General Partner management fee	1,439,838	1,374,743
General Partner 1 percent allocation	-	1,879,337
Advisor management fees	1,657,948	1,492,038
Advisor incentive fees	1,911,548	18,771,604
Selling agents' fee	1,015,642	971,084
Redemptions payable	7,778,023	10,448,411
Subscriptions received in advance	44,420,485	29,937,275
Total liabilities	59,732,512	66,248,285
PARTNERS' CAPITAL (Net Asset Value)
Class A Interests - 116,692.1525 units and 108,989.0639 units outstanding at March 31, 2009 and December 31, 2008	$570,404,626	$547,011,351
Class B Interests - 48,379.8097 units and 44,268.0740 units outstanding at March 31, 2009 and December 31, 2008	305,743,507	285,973,913
Total partners' capital (net asset value)	876,148,133	832,985,264
Total liabilities and partners' capital	$935,880,645	$899,233,549

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
March 31, 2009
(Unaudited)

U.S. GOVERNMENT SECURITIES*
	Maturity			% of Net
Face Value	Date	Description	Fair Value	Asset Value
$35,000,000	09/17/09	U.S. Treasury Bill, 0.36%	$34,940,500	3.99%
35,000,000	09/17/09	U.S. Treasury Bill, 0.36%	34,940,500	3.99%
		Total U.S. Government securities
		(cost - $69,873,300)	$69,881,000	7.98%

GOVERNMENT-SPONSORED ENTERPRISES
	Maturity			% of Net
Face Value	Date	Description	Fair Value	Asset Value
$115,000,000	03/18/10	FHLMC callable 6/18/09 (Q), 1.05%	$115,026,833	13.13%
		Total Government-sponsored enterprises
		(cost - $115,000,000)	$115,026,833	13.13%

COMMERCIAL PAPER
	Maturity			% of Net
Face Value	Date	Description	Fair Value	Asset Value
$28,000,000	05/04/09	Societe Generale N Amer, 2.66%	$27,931,727	3.19%
19,800,000	05/04/09	Shell Intl Finance Bv, 2.08%	19,762,248	2.26%
50,000,000	07/21/09	GE Capital TLGP FDIC Guaranteed, 0.60%	49,907,500	5.70%
		Total commercial paper securities
		(cost - $97,093,255)	$97,601,475	11.15%

CORPORATE NOTES
	Maturity			% of Net
Face Value	Date	Description	Fair Value	Asset Value
		Procter & Gamble International Finance Float
$27,500,000	08/19/09	Rate Note, 1.466%	$27,506,423	3.14%
		Total corporate notes (cost - $27,422,450)	$27,506,423	3.14%

LONG U.S. FUTURES CONTRACTS**
			Net unrealized gain (loss)	% of Net
		Description	on open long contracts	Asset Value
		Agricultural	$(6,473)	0.00%
		Currency	11,245	0.00%
		Energy	(929,118)	(0.11%)
		Interest rate	6,189,762	0.71%
		Metal	1,680,217	0.19%
		Stock index	846,613	0.10%
		Total long U.S. futures contracts	$7,792,246	0.89%

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

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS (continued)
March 31, 2009
(Unaudited)

SHORT U.S. FUTURES CONTRACTS**
	Net unrealized gain (loss)	% of Net
Description	on open short contracts	Asset Value
Agricultural	$(1,182,753)	(0.13%)
Currency	(1,097,865)	(0.13%)
Energy	1,544,463	0.18%
Interest rate	(632,806)	(0.07%)
Metal	(2,894,326)	(0.33%)
Stock index	(436,994)	(0.05%)
Total short U.S. futures contracts	$(4,700,281)	(0.53%)
Total U.S. futures contracts	$3,091,965	0.36%

LONG FOREIGN FUTURES CONTRACTS**
	Net unrealized gain	% of Net
Description	on open long contracts	Asset Value
Agricultural	$421,663	0.05%
Currency	505,403	0.06%
Energy	58,975	0.01%
Interest rate	8,786,358	1.00%
Metal	179,298	0.02%
Stock index	211,132	0.02%
Total long foreign futures contracts	$10,162,829	1.16%

SHORT FOREIGN FUTURES CONTRACTS**
	Net unrealized gain (loss)	% of Net
Description	on open short contracts	Asset Value
Agricultural	(9,624)	0.00%
Currency	725,609	0.08%
Energy	(203,799)	(0.02%)
Interest rate	128,081	0.01%
Metal	122,056	0.01%
Stock index	(846,348)	(0.10%)
Total short foreign futures contracts	$(84,025)	(0.02%)
Total foreign futures contracts	$10,078,804	1.14%
Net unrealized gain on open futures contracts	$13,170,769	1.50%

U.S. FORWARD CURRENCY CONTRACTS**
	Net unrealized loss	% of Net
Description	on open long/short contracts	Asset Value
Long U.S. forward currency	(1,577,165)	(0.18%)
Short U.S. forward currency	(1,849,211)	(0.21%)
Total U.S. forward currency contracts	$(3,426,376)	(0.39%)

FOREIGN FORWARD CURRENCY CONTRACTS**
	Net unrealized loss	% of Net
Description	on open long/short contracts	Asset Value
Long foreign forward currency	(1,563,529)	(0.18%)
Short foreign forward currency	(3,029,366)	(0.35%)
Total foreign forward currency contracts	$(4,592,895)	(0.53%)
Net unrealized loss on open forward currency contracts	$(8,019,271)	(0.92%)

**No individual futures or forward contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2008
(Audited)

U.S. GOVERNMENT SECURITIES*
	Maturity			% of Net
Face Value	Date	Description	Fair Value	Asset Value
$67,000,000	01/08/09	U.S. Treasury Bill, 1.820%*	$66,972,902	8.04%
		Total U.S. Government securities*
		(cost - $66,403,849)	$66,972,902	8.04%

GOVERNMENT-SPONSORED ENTERPRISES
	Maturity			% of Net
Face Value	Date	Description	Fair Value	Asset Value
$75,204,000	01/02/09	Fed Home Ln Discount Nt, 2.42%	$75,198,945	9.03%
		Total Government-sponsored enterprises
		(cost - $74,304,142)	$75,198,945	9.03%

COMMERCIAL PAPER
	Maturity			% of Net
Face Value	Date	Description	Fair Value	Asset Value
$47,000,000	03/06/09	Royal Bk Of Scotland Grp, 2.65%	$46,778,578	5.62%
41,670,000	03/10/09	Citigroup Funding Inc, 3.05%	41,429,934	4.97%
5,000,000	03/10/09	Citigroup Funding Inc, 2.43%	4,977,050	0.60%
19,800,000	05/04/09	Shell Intl Finance Bv, 2.08%	19,659,288	2.36%
28,000,000	05/04/09	Societe Generale N Amer, 2.66%	27,745,527	3.33%
		Total commercial paper securities
		(cost - $139,797,933)	$140,590,377	16.88%

CORPORATE NOTES
	Maturity			% of Net
Face Value	Date	Description	Fair Value	Asset Value
$50,461,000	03/25/09	Bear Stearns Co. (JP Morgan Chase & Co.), 3.25%	$50,631,503	6.08%
27,500,000	08/19/09	Proc & Gamb Intl F, 2.49%	27,515,903	3.30%
		Total corporate notes (cost - $77,628,692)	$78,147,406	9.38%

LONG U.S. FUTURES CONTRACTS**
			Net unrealized gain (loss)	% of Net
		Description	on open long contracts	Asset Value
		Agricultural	$209,623	0.03%
		Currency	583,235	0.07%
		Energy	36,851	0.00%
		Interest rate	7,568,968	0.91%
		Metal	(5,458,382)	(0.66%)
		Stock index	283,733	0.03%
		Total long U.S. futures contracts	$3,224,028	0.38%

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

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS (continued)
December 31, 2008
(Audited)

SHORT U.S. FUTURES CONTRACTS**
	Net unrealized gain (loss)	% of Net
Description	on open short contracts	Asset Value
Agricultural	$203,129	0.02%
Currency	(536,035)	(0.06%)
Energy	1,136,871	0.14%
Interest rate	(34,304)	0.00%
Metal	12,050,348	1.45%
Stock index	(100,242)	(0.01%)
Total short U.S. futures contracts	$12,719,767	1.54%
Total U.S. futures contracts	$15,943,795	1.92%

LONG FOREIGN FUTURES CONTRACTS**
	Net unrealized gain	% of Net
Description	on open long contracts	Asset Value
Agricultural	$526,077	0.06%
Currency	386,518	0.05%
Interest rate	13,673,497	1.64%
Metal	132	0.00%
Stock index	353,887	0.04%
Total long foreign futures contracts	$14,940,111	1.79%

SHORT FOREIGN FUTURES CONTRACTS**
	Net unrealized gain (loss)	% of Net
Description	on open short contracts	Asset Value
Agricultural	$1,586,457	0.19%
Currency	768,035	0.09%
Energy	761,334	0.09%
Interest rate	(443,162)	(0.05%)
Metal	1,194,857	0.14%
Stock index	(258,745)	(0.03%)
Total short foreign futures contracts	$3,608,776	0.43%
Total foreign futures contracts	$18,548,887	2.22%
Net unrealized gain on open futures contracts	$34,492,682	4.14%

U.S. FORWARD CURRENCY CONTRACTS**
	Net unrealized gain (loss)	% of Net
Description	on open long/short contracts	Asset Value
Long U.S. forward currency	$495,615	0.06%
Short U.S. forward currency	(1,697,447)	(0.20%)
Total U.S. forward currency contracts	$(1,201,832)	(0.14%)

FOREIGN FORWARD CURRENCY CONTRACTS**
	Net unrealized gain (loss)	% of Net
Description	on open long/short contracts	Asset Value
Long foreign forward currency	$217,280	0.03%
Short foreign forward currency	(218,407)	(0.03%)
Total foreign forward currency contracts	$(1,127)	0.00%
Net unrealized loss on open forward currency contracts	$(1,202,959)	(0.14%)

**No individual futures or forward contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2009 and 2008
 (Unaudited)
_____________

	Three Months Ended
	March 31,
	2009	2008
TRADING GAIN (LOSS)
Net realized gain	$17,552,256	$107,423,572
Net change in unrealized loss	(28,138,225)	(26,361,233)
Brokerage commissions	(476,620)	(500,663)
Net gain (loss) from trading	(11,062,589)	80,561,676
NET INVESTMENT LOSS
Income
Interest income	2,399,055	5,786,363
Expenses
General Partner management fee	4,290,363	2,923,856
General Partner 1 percent allocation	(227,812)	638,154
Advisor management fees	3,439,895	2,598,273
Advisor incentive fees	1,913,432	13,937,953
Selling agents' fee	3,026,722	2,097,051
Operating expenses	2,078,312	1,223,367
Total expenses	14,520,912	23,418,654
Operating expenses waived	(631,064)	(247,853)
Net total expenses	13,889,848	23,170,801
Net investment loss	(11,490,793)	(17,384,438)

NET INCOME (LOSS)	$(22,553,382)	$63,177,238

	Three Months Ended March 31,
	2009		2008
	Class A	Class B	Class A	Class B
INCREASE (DECREASE) IN NET ASSET VALUE PER UNIT	$(130.85)	$(140.40)	$436.97	$576.74

NET INCOME (LOSS) PER UNIT (based on weighted average number of units outstanding)	$(138.74)	$(150.06)	$442.31	$586.28

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2009 and 2008
 (Unaudited)
__________

	2009	2008
Cash flows provided by (used in) operating activities
Net income (loss)	$(22,553,382)	$63,177,238
Adjustments to reconcile net income (loss) to net
cash provided by operating activities
Net change in unrealized loss	28,138,225	26,361,233
Net proceeds from commercial paper	42,988,902	11,201,527
Net proceeds from corporate notes	50,640,983	-
Net purchases of investments in U.S. Government securities	(2,908,098)	49,838,000
Net purchases of Government-sponsored enterprises	(39,827,888)	(45,072,679)
Increase in interest receivable	(25,161)	(7,968)
Increase (decrease) in General Partner 1 percent allocation	(2,107,149)	387,836
Increase (decrease) in accounts payable and accrued expenses	(16,449,258)	10,167,501
Net cash provided by operating activities	37,897,174	116,052,688
Cash flows provided by (used in) financing activities
Contributions	59,040,676	22,021,147
Subscriptions received in advance	44,420,485	14,238,266
Redemptions	(25,932,088)	(21,897,713)
Net cash provided by financing activities	77,529,073	14,361,700
Net increase in cash and cash equivalents	115,426,247	130,414,388
Cash and cash equivalents
Beginning of period	505,006,123	85,537,812
End of period	$620,432,370	$215,952,200
End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$176,981,569	$197,618,744
Cash and cash equivalents	443,450,801	18,333,456
Total end of period cash and cash equivalents	$620,432,370	$215,952,200

	2009	2008
Supplemental disclosure of cash flow information
Prior period redemptions paid	$10,448,411	$4,753,938
Prior period subscriptions received in advance	$29,937,275	$3,956,128

Supplemental schedule of non-cash financing activities:	$7,778,023	$5,324,203
Redemptions payable

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Three Months Ended March 31, 2009 and 2008
 (Unaudited)
__________

	Class A Interests		Class B Interests
	Units	Value	Units	Value	Total
Three Months Ended March 31, 2009
Balance at December 31, 2008	108,989.0639	$547,011,351	44,268.0740	$285,973,913	$832,985,264
Net loss for the three months ended March 31, 2009	-	(15,602,409)	-	(6,950,973)	(22,553,382)
Contributions	11,181.9308	56,340,578	5,026.0976	32,637,373	88,977,951
Redemptions	(2,875.4130)	(14,355,615)	(1,381.5967)	(8,906,085)	(23,261,700)
Transfers	(603.4292)	(2,989,279)	467.2348	2,989,279	-
Balance at March 31, 2009	116,692.1525	$570,404,626	48,379.8097	$305,743,507	$876,148,133

	Class A Interests		Class B Interests
	Units	Value	Units	Value	Total
Three Months Ended March 31, 2008
Balance at December 31, 2007	94,188.7078	$364,289,314	36,968.6171	$180,817,671	$545,106,985
Net income for the three months ended March 31, 2008	-	41,459,968	-	21,717,270	63,177,238
Contributions	2,990.2924	12,315,569	1,906.0777	9,705,578	22,021,147
Redemptions	(3,291.7009)	(13,907,721)	(1,622.8429)	(8,560,257)	(22,467,978)
Transfers	(178.9739)	(778,286)	141.0156	778,286	-
Balance at March 31, 2008	93,708.3254	$403,378,844	37,392.8675	$204,458,548	$607,837,392

Net Asset Value Per Unit

March 31, 2009		December 31, 2008		March 31, 2008		December 31, 2007

Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

$4,888.11	$6,319.65	$5,018.96	$6,460.05	$4,304.62	$5,467.85	$3,867.65	$4,891.11

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

Cash and Cash Equivalents:

Cash equivalents are highly liquid investments with an original maturity of three months or less at the date of acquisition that are not held for sale in the normal course of business. The Fund is at risk to the extent that it maintains balances with such institutions in excess of insured limits.  As of March 31, 2009, significant cash balances held at Newedge USA, LLC, UBS Financial Services, Inc. and Bank of America are $176,308,399, $352,727,119 and $90,723,682, respectively.  As of December 31, 2008, significant cash balances held at Newedge USA, LLC, UBS Financial Services, Inc. and Bank of America are $218,445,964, $204,886,354 and $81,663,804, respectively.

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

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements

Income Taxes:

The Fund prepares calendar year U.S. and applicable state tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund, however, may be required to file returns in various state and local jurisdictions as a result of its operations or the residency of its partners.  On January 1, 2007, the Fund adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 applies to all tax positions accounted for under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. For the three months ended March 31, 2009 and 2008, respectively, no income tax liability for uncertain tax positions has been recognized in the accompanying financial statements.  The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

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

The following tables present the Fund’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008:

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements

	March 31, 2009
	Level 1	Level 2	Total
Equity in broker trading accounts
Futures contracts	$13,170,769	$-	$13,170,769
Forward currency contracts	-	(8,019,271)	(8,019,271)
U.S. Government securities	69,881,000	-	69,881,000
Commercial paper	-	97,601,475	97,601,475
Government-sponsored enterprises	-	115,026,833	115,026,833
Corporate notes	-	27,506,423	27,506,423
Cash and cash equivalents
Money market funds	398,889,982	-	398,889,982

	December 31, 2008
	Level 1	Level 2	Total
Equity in broker trading accounts
Futures contracts	$34,492,682	$-	$34,492,682
Forward currency contracts	-	(1,202,959)	(1,202,959)
U.S. Government securities	66,972,902	-	66,972,902
Commercial paper	-	140,590,377	140,590,377
Government-sponsored enterprises	-	75,198,945	75,198,945
Corporate notes	-	78,147,406	78,147,406
Cash and cash equivalents
Money market funds	256,592,512	-	256,592,512

There were no Level 3 holdings as of March 31, 2009 or December 31, 2008.

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

Derivative Instruments:

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 (SFAS 161), Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 amends and expands the disclosure requirements of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to provide users of financial statements with an enhanced understanding of the use of derivative instruments, financial performance, and cash flows. This Statement requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on agreements. SFAS 161 is effective for financial statements issued for the Fund’s first fiscal year beginning after November 15, 2008. The Fund adopted the provisions of SFAS 161 effective January 1, 2009.

The Fund’s derivative contracts are comprised of futures and currency forward contracts. These derivative contracts are recorded on the statements of financial condition as assets measured at fair value and the related realized and unrealized gain (loss) associated with these derivatives is recorded in the statements of operations. The Fund has considered the counterparty credit risk related to all its futures and forward currency contracts and does not deem any counterparty credit risk material at this time. The Fund does not designate any derivative instruments as hedging instruments under SFAS 133.

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements

As of March 31, 2009 and for the three months ended March 31, 2009, the Fund’s derivative contracts had the following impact on the Statements of Financial Condition and the Statements of Operations:

	Derivatives Assets and Liabilities
	Statements of Financial Condition Location	Assets	Liabilities	Net	Number of Contracts
Futures contracts
Agricultural	Net unrealized loss on open futures contracts	1,096,942	(1,874,129)	$(777,187)	3,994
Currency	Net unrealized loss on open futures contracts	2,005,918	(1,861,526)	144,392	1,932
Energy	Net unrealized loss on open futures contracts	1,835,766	(1,365,245)	470,521	1,582
Interest rate	Net unrealized loss on open futures contracts	15,677,224	(1,205,829)	14,471,395	22,586
Metal	Net unrealized loss on open futures contracts	2,859,862	(3,772,617)	(912,755)	2,828
Stock index	Net unrealized loss on open futures contracts	1,467,458	(1,693,055)	(225,597)	4,316
		24,943,170	(11,772,401)	$13,170,769	37,238

Forward contracts
Currency	Net unrealized loss on open forward currency contracts	1,489,786	(9,509,057)	$(8,019,271)	N/A
		26,432,956	(21,281,458)	$5,151,498	N/A

	Revenue
	Statements of Operations Location	Realized gain (loss)	Number of Contracts
Futures contracts
Agricultural	Net realized gain	$(1,164,073)	9,550
Currency	Net realized gain	(6,436,992)	6,008
Energy	Net realized gain	4,712,447	6,434
Interest rate	Net realized gain	9,188,129	53,922
Metal	Net realized gain	6,452,674	3,376
Stock index	Net realized gain	5,280,605	19,704
		$18,032,790	98,994

Forward contracts
Currency	Net realized gain	$(17,819)	N/A
		$18,014,971	N/A

	Revenue
	Statements of Operations Location	Unrealized loss	Number of Contracts
Futures contracts
Agricultural	Net change in unrealized loss	$(3,302,473)	3,994
Currency	Net change in unrealized loss	(1,057,361)	1,932
Energy	Net change in unrealized loss	(1,464,535)	1,582
Interest rate	Net change in unrealized loss	(6,293,604)	22,586
Metal	Net change in unrealized loss	(8,699,710)	2,828
Stock index	Net change in unrealized loss	(504,230)	4,316
		$(21,321,913)	37,238

Forward contracts
Currency	Net change in unrealized loss	$(6,816,312)	N/A
		$(28,138,225)	N/A

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements

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

Reclassification:

Certain amounts in the 2008 financial statements have been reclassified to conform with the 2009 presentation.

Recent Accounting Pronouncements:

On April 9, 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP No. 157-4”). FSP No. 157-4 requires entities to consider whether events and circumstances indicate whether the transaction is or is not orderly as opposed to a forced or distressed transaction. Entities would place more weight on observable transactions determined to be orderly and less weight on transactions for which there is insufficient information to determine whether the transaction is orderly. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets or liabilities. FSP No. 157-4 provides additional guidance for making fair value measurements more consistent with the principles presented in SFAS No. 157. FSP No. 157-4 is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We do not believe this will have a material impact on our financial statements.

Note 2:	GENERAL PARTNER

The General Partner of the Fund is Steben & Company, Inc., which conducts and manages the business of the Fund.  During the three months ended March 31, 2009 and 2008, the General Partner did not maintain a capital balance in the Fund; however, the sole shareholder of the General Partner has an investment in Class B Interests of the Fund.

During the three months ended March 31, 2009 and 2008, the General Partner received the following compensation:

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
Notes to the Financial Statements

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

The Fund is responsible for all of its operating expenses such as accounting, audit, legal, administrative, marketing and offering expenses.  Operating expenses also include salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund, such as salaries and commissions of General Partner marketing personnel, and administrative employee salaries and related costs.  Pursuant to the terms of the Limited Partnership Agreement, operating expenses that exceed 1 percent of the average month-end net assets of the Fund are the responsibility of the General Partner.  For the three months ended March 31, 2009 and 2008, actual operating expenses were below this 1 percent (pro rated operating expense limitation) of average month-end net assets of the Fund by $139,598 and $268,983, respectively.  Additionally, during the three months ended March 31, 2009 and 2008, the General Partner voluntarily paid $631,064 and $247,853, respectively, of operating expenses of the Fund, with such amounts included in operating expenses waived in the statements of operations.  As of March 31, 2009 and December 31, 2008, $1,428,094 and $1,313,479, respectively, were payable to the General Partner for operating expenses not waived.  Such amounts are presented as accounts payable in the statements of financial condition.

Note 6:	SUBSCRIPTIONS, DISTRIBUTIONS, AND REDEMPTIONS

Investments in the Fund are made by subscription agreement, subject to acceptance by the General Partner. Units are sold at the net asset value per Class A or Class B unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as Limited Partners as of the beginning of the month following the month in which their subscriptions were accepted. At March 31, 2008 and December 31, 2008, the Fund had received subscriptions of $44,420,485 and $29,937,275, respectively, which were effective subsequent to quarter-end and year-end, respectively.

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

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements

In the case of forward contracts, over-the-counter options contracts or swap contracts, which are traded on the Interbank or other institutional market rather than on exchanges, the counterparty is generally a single bank other financial institution, rather than a clearinghouse backed by a group of financial institutions; thus, there likely will be greater counterparty credit risk. The Fund trades only with those counterparties that it believes to be creditworthy. All positions of the Fund are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

The unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

	Futures Contracts (exchange traded)		Forward Currency Contracts (non-exchange traded)
	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Gross unrealized gains	$24,943,170	$45,886,155	$1,489,786	$2,924,001
Gross unrealized losses	(11,722,401)	(11,393,473)	(9,506,057)	(4,126,960)
Net unrealized gain (loss)	$13,170,769	$34,492,682	$(8,019,271)	$(1,202,959)

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

The statements of financial condition, including the condensed schedule of investments, as of March 31, 2009, the statements of operations for the three months ended March 31, 2009 and 2008, the statements of cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2009 and 2008, and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of March 31, 2009, results of operations for the three months ended March 31, 2009 and 2008, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2009 and 2008.  The results of operations for the three months ended March 31, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Form 10-K as filed with the Securities and Exchange Commission.

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements

Note 10:             FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three months ended March 31, 2009 and 2008.  This information has been derived from information presented in the financial statements.

	2009		2008
	Class A	Class B	Class A	Class B
	Interests	Interests	Interests	Interests

Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$5,018.96	$6,460.05	$3,867.65	$4,891.11

Income from operations:
Gain (loss) from trading (1)	(56.22)	(73.52)	566.72	717.73
Net investment loss (1)	(74.63)	(66.88)	(129.75)	(140.99)

Total income (loss) from operations	(130.85)	(140.40)	436.97	576.74

Net asset value per unit at end of period	$4,888.11	$6,319.65	$4,304.62	$5,467.85

Total return	(2.61%)	(2.17%)	11.30%	11.79%

Supplemental data
Ratios to average net asset value:
Expenses prior to advisor incentive fees (2), (3), (4)	6.20%	4.37%	6.99%	5.15%
Advisor incentive fees (5)	0.22%	0.22%	2.40%	2.41%

Total expenses	6.42%	4.59%	9.39%	7.56%

Net investment loss (2), (3), (4)	(5.97%)	(4.15%)	(12.61%)	(10.80%)

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

(2) All of the ratios under the supplemental data are computed net of voluntary and involuntary waivers of operating expenses.  For the three months ended March 31, 2009 and 2008, the ratios are net of approximately 0.35% of average net asset value relating to the voluntary waiver of operating expenses. Both the nature and the amounts of the waivers are more fully explained in Note 5.

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements

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

Fair value of exchange traded contracts is based upon exchange settlement prices. Fair value of non-exchange traded contracts is based on third party quoted dealer values of the Interbank market. The investments in money market funds and futures contracts are valued using quoted market prices and are classified within Level 1. The fair values of forward currency contracts are based upon an underlying asset, index, or reference rate or a combination of these factors and are classified within Level 2.  The Fund uses some, and when applicable, all of these financial instruments as part of its trading activities.  The recorded values of commercial paper, Government-sponsored enterprises, U.S. Government securities, and corporate notes are based on amortized cost carrying amounts due to the short-term maturity of the instruments and are classified within Level 1 or 2. Therefore, their carrying amounts approximate their fair values.

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

As of March 31, 2009, the aggregate capitalization of the Fund was $876,148,133, consisting of Class A units of $570,404,626 and Class B units of $305,743,507.  The net asset value per unit of the Class A units was $4,888.11 and the net asset value of the Class B units was $6,319.65 as of March 31, 2009.

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

Results of Operations

The returns for A units for the three months ended March 31, 2009 and 2008 were (2.61)% and 11.30%, respectively. The returns for B units for the three months ended March 31, 2009 and 2008 were (2.17)% and 11.79%, respectively. Further analysis of the trading gains and losses is provided below.

Past Results Are Not Indicative of Future Performance

2009
A Units of the Fund were up 0.61% for the month of January 2009 and B Units were up 0.76%.  January ended with the Fund realizing profits in five out of six market sectors. In contrast to the trends of the last few months, many of the markets traded by the Fund were directionless. General optimism after the Obama transition along with government intervention into the world’s financial markets seemed to dampen the steady declines in equity prices experienced in recent quarters. The energy sector was profitable, driven by gains from crude oil and natural gas, whose prices continued to decline on slowing demand and rising inventory levels. Similarly, industrial metals such as aluminum, nickel and zinc also declined due to inventory build-ups, benefiting the Fund’s short positions. In foreign currencies, the US dollar strengthened as risk adverse investors continued to seek the perceived safety of the US currency. Interest rate instruments edged lower during the month which went against the Fund’s long bond positions.

A Units of the Fund were down 0.11% for the month of February 2009 and B Units were up 0.04%.The Fund ended the month essentially flat as most markets continued to trade within relatively narrow price ranges. Global equity markets continued to decline amid further weak economic data and a deepening recession. This decline benefited the Fund’s short positions in equity indices. The energy sector finished with modest profits from short positions in natural gas and heating oil. Agricultural commodities were profitable, despite some losses from a sharp reversal in cocoa markets. Foreign currencies experienced losses this month due to the weakening of the Japanese yen relative to the US dollar. The yen rose about 30%  between August 2008 and the start of February, then switched direction against the U.S. Dollar and other major currencies.

A Units of the Fund were down 3.09% for the month of March 2009 and B Units were down 2.95%.  During March prices moved against established trends and the Fund’s positions. After equity markets reached a new 12 year low, markets reversed and showed some signs of recovery. The rising equity indices, including the S&P 500, DAX and Nikkei 225 Index, moved against the Fund’s short positions, resulting in losses for the Fund. The US dollar fell sharply following the US Treasury Department’s announcement that it planned to repurchase toxic assets, in an effort to help stimulate bank lending. Most foreign currencies strengthened against the US dollar moving against the Fund’s short foreign currency positions. In the interest rate instrument markets, prices settled higher adding some profit to the Fund’s long positions in that sector.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of January 31, 2009, February 28, 2009 and March 31, 2009.  All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of January 31, February 28, and March 31, 2009, the Fund's total capitalization was $859,079,505, $875,307,214 and $876,148,133, respectively.

FIRST QUARTER 2009

	January 2009	% of Total	February 2009	% of Total	March 2009	% of Total
Market Sector	Value at Risk	Capitalization	Value at Risk	Capitalization	Value at Risk	Capitalization

Agricultural	$6,725,165	0.78%	$10,173,233	1.16%	$7,284,959	0.83%
Currency	$12,716,838	1.48%	$16,672,647	1.90%	$15,647,853	1.79%
Energy	$8,396,085	0.98%	$9,505,529	1.09%	$8,384,761	0.96%
Interest rates	$30,388,908	3.54%	$27,920,407	1.54%	$26,855,102	3.07%
Metal	$4,381,505	0.51%	$8,577,082	3.19%	$6,497,699	0.74%
Stock indices	$21,634,223	2.52%	$13,488,747	0.98%	$20,801,369	2.37%
Total	$84,242,724	9.81%	$86,337,645	9.86%	$85,471,743	9.76%

Of the (2.61)% return for the three months ended March 31, 2009 for A Units, approximately (1.13)% was due to trading loss (after commissions) and approximately 0.28% was due to interest income, offset by approximately 1.76% in incentive fees, management fees, selling agents’ fees and operating expenses borne by the Fund.  Of the (2.17)% return for the three months ended March 31, 2009 for B Units, approximately (1.14)% was due to trading loss (after commissions) and approximately 0.28% was due to interest income, offset by approximately 1.31% in incentive fees, management fees, selling agents’ fees and operating expenses borne by the Fund.

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

The following were the primary trading risk exposures of the Fund as of March 31, 2009, by market sector.

Agricultural

The Fund's agricultural exposure is primarily to soybeans, wheat, corn, and coffee.

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

Interest Rates

Interest rate risk is a significant market exposure of the Fund.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Fund and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund's profitability.  The Fund's primary interest rate exposure is to interest rate fluctuations in the United States, Japan, Great Britain, the European Economic Union, Sweden, Canada, Australia and New Zealand.  The General Partner anticipates that interest rates fluctuations will remain the primary market exposure of the Fund for the foreseeable future.

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

     The following were the only non-trading risk exposures of the Fund as of March 31, 2009.

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

U.S. Government Securities, Government-Sponsored Enterprises, Commercial Paper Securities and Corporate Notes

The Fund utilizes UBS Financial Services, Inc. as its cash management securities brokers for the investment of some margin excess amounts into short-term fixed income instruments, either directly or through liquid money market funds,  including high grade commercial paper (interest bearing with some credit risk), Government-sponsored enterprises (interest bearing and credit risk free) and corporate notes with durations no longer than one year. In addition, U.S. Government securities are held with Newedge USA, LLC. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Fund's short term investments; although substantially all of these short term investments are held to maturity.

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

PART II-OTHER INFORMATION

Item 1: Legal Proceedings.

      None

Item 1A: Risk Factors.

There have been no material changes from the risk factors disclosed in the Fund’s Form 10-K for the year-ended December 31, 2008.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Between January and March 2009, the Fund issued Units at monthly closings as set forth in the following chart. However, pursuant to Regulation Section 229.701 Item 701(d), the Fund enjoys the private offering exemption within the Securities Exchange Act of 1933 Section 4(2). The Fund is privately offered and sold to “accredited investors” as defined in Securities Exchange Act of 1933 Rule 501(a).

Schedule on Number and Dollar Amount of Interests
(Additions)
(Includes both A and B Units)

	Dollar Amount	Number of
Month	of Interests	Additional Units
	Sold	Sold

January 2009	$26,634,747	4,822.3032
February 2009	$25,979,541	4,663.8425
March 2009	$36,363,663	6,721.8827

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

FUTURES PORTFOLIO FUND,
LIMITED PARTNERSHIP
(Registrant)

By:	Steben & Company, Inc.
General Partner

By:	/s/ Kenneth E. Steben	May 15, 2009
Kenneth E. Steben
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ahmed S.Hassanein	May 15, 2009
Ahmed S. Hassanein
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

E-1