Form 10-Q
period 2009-06-30
FUTURES PORTFOLIO FUND L.P.
filed 2009-08-14
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☐ Accelerated filer

☒ Non-accelerated filer	☐ Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐        No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: N/A

i

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
STATEMENTS OF FINANCIAL CONDITION
June 30, 2009 (Unaudited) and December 31, 2008 (Audited)

	June 30,	December 31,
	2009	2008
ASSETS
Equity in broker trading accounts
Cash	$204,556,444	$218,445,964
U.S. Government securities, at fair value (cost - $69,873,300 and $66,403,849)	69,944,700	66,972,902
Interest receivable	29,838	28,073
Net unrealized gain on open futures contracts	11,690,086	34,492,682
Net unrealized gain (loss) on open forward currency contracts	457,926	(1,202,959)
Deposits with brokers	286,678,994	318,736,662
Cash and cash equivalents	514,177,442	286,560,159
Commercial paper, at fair value (cost - $49,872,500 and $139,797,933)	49,983,333	140,590,377
Government-sponsored enterprises, at fair value (cost - $107,246,696 and $74,304,142)	107,392,579	75,198,945
Corporate notes, at fair value (cost - $27,422,450 and $77,628,692)	27,520,528	78,147,406
General Partner 1 percent allocation	556,784	-
Total assets	$986,309,660	$899,233,549

LIABILITIES
Accounts payable - General Partner	$1,515,964	$1,313,479
Commissions and other trading fees on open contracts	99,188	60,314
General Partner management fee	1,544,253	1,374,743
General Partner 1 percent allocation	-	1,879,337
Advisor management fees	1,612,270	1,492,038
Advisor incentive fees	5,015,194	18,771,604
Selling agents' fee	1,082,942	971,084
Redemptions payable	8,077,083	10,448,411
Subscriptions received in advance	27,465,012	29,937,275
Total liabilities	46,411,906	66,248,285

PARTNERS' CAPITAL (Net Asset Value)
Class A Interests - 129,161.2664 units and 108,989.0639 units outstanding at June 30, 2009 and December 31, 2008	$608,950,555	$547,011,351
Class B Interests - 54,054.8035 units and 44,268.0740 units outstanding at June 30, 2009 and December 31, 2008	330,947,199	285,973,913
Total partners' capital (net asset value)	939,897,754	832,985,264
Total liabilities and partners' capital (net asset value)	$986,309,660	$899,233,549

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
June 30, 2009
(Unaudited)

U.S. GOVERNMENT SECURITIES*
	Maturity			% of Net
Face Value	Date	Description	Fair Value	Asset Value
$70,000,000	09/17/09	U.S. Treasury Bill, 0.36%	$69,944,700	7.44%
		Total U.S. Government securities
		(cost - $69,873,300)	$69,944,700	7.44%

GOVERNMENT-SPONSORED ENTERPRISES
	Maturity			% of Net
Face Value	Date	Description	Fair Value	Asset Value
$46,750,000	01/28/10	Fed Home Ln Bank Bond not callable, 0.960%	$47,020,535	5.00%
60,000,000	03/30/10	Fed Home Ln Bank Bond not callable, 1.100%	60,372,044	6.42%
		Total Government-sponsored enterprises (cost - $107,246,696)	$107,392,579	11.42%

COMMERCIAL PAPER
	Maturity			% of Net
Face Value	Date	Description	Fair Value	Asset Value
$50,000,000	07/21/09	Ge Capital Tlgp FDIC Guaranteed, 0.600%	$49,983,333	5.32%
		Total commercial paper securities (cost - $49,872,500)	$49,983,333	5.32%

CORPORATE NOTES
	Maturity			% of Net
Face Value	Date	Description	Fair Value	Asset Value
$27,500,000	08/19/09	Procter & Gamble International Finance Float
		Rate Note, 1.046%	$27,520,528	2.93%
		Total corporate notes (cost - $27,422,450)	$27,520,528	2.93%

LONG U.S. FUTURES CONTRACTS**
			Net unrealized gain (loss)
			on open long contracts	% of Net
		Description	(Fair Value)	Asset Value
		Agricultural	$492,595	0.05%
		Currency	642,775	0.07%
		Energy	2,581,918	0.27%
		Equity	(148)	0.00%
		Interest rate	1,206,537	0.13%
		Metal	5,435,094	0.58%
		Stock index	348,629	0.04%
		Total long U.S. futures contracts	$10,707,400	1.14%

*Pledged as collateral for the trading of futures contracts.
**No individual futures or forward contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS (continued)
June 30, 2009
 (Unaudited)

SHORT U.S. FUTURES CONTRACTS**
Description	Net unrealized gain (loss) on open short contracts (Fair Value)	% of Net Asset Value
Agricultural	$3,567,578	0.38%
Currency	31,415	0.00%
Energy	1,167,344	0.12%
Interest rate	(3,314,535)	(0.35%)
Metal	(8,881,800)	(0.94%)
Stock index	(6,958)	0.00%
Total short U.S. futures contracts	$(7,436,956)	(0.79%)
Total U.S. futures contracts	$3,270,444	0.35%

LONG FOREIGN FUTURES CONTRACTS**
Description	Net unrealized gain (loss) on open long contracts (Fair Value)	% of Net Asset Value
Agricultural	$32,317	0.00%
Currency	580,390	0.06%
Energy	166,361	0.02%
Interest rate	6,887,095	0.73%
Metal	(32,078)	0.00%
Stock index	664,418	0.07%
Total long foreign futures contracts	$8,298,503	0.88%

SHORT FOREIGN FUTURES CONTRACTS**
	Net unrealized gain (loss) on open short contracts	% of Net
Description	(Fair Value)	Asset Value
Agricultural	$81	0.00%
Currency	1,172,334	0.12%
Interest rate	(1,110,084)	(0.12%)
Stock index	58,808	0.01%
Total short foreign futures contracts	$121,139	0.01%
Total foreign futures contracts	$8,419,642	0.89%
Net unrealized gain on open futures contracts	$11,690,086	1.24%

LONG/SHORT U.S. FORWARD CURRENCY CONTRACTS**
	Net unrealized gain (loss)on open long/short contracts	% of Net
Description	(Fair Value)	Asset Value
Long U.S. forward currency	$995,018	0.11%
Short U.S. forward currency	(629,128)	(0.07%)
Total U.S. forward currency contracts	$365,890	0.04%

**No individual futures or forward contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS (continued)
June 30, 2009
 (Unaudited)

LONG/SHORT FOREIGN FORWARD CURRENCY CONTRACTS**
	Net unrealized gain (loss) on open long/short contracts	% of Net
Description	(Fair Value)	Asset Value
Long foreign forward currency	$(14,889)	0.00%
Short foreign forward currency	106,925	0.01%
Total foreign forward currency contracts	$92,036	0.01%
Net unrealized gain on open forward currency contracts	$457,926	0.05%

**No individual futures or forward contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2008
(Audited)

U.S. GOVERNMENT SECURITIES*
	Maturity			% of Net
Face Value	Date	Description	Fair Value	Asset Value
$67,000,000	01/08/09	U.S. Treasury Bill, 1.820%*	$66,972,902	8.04%
		Total U.S. Government securities* (cost - $66,403,849)	$66,972,902	8.04%

GOVERNMENT-SPONSORED ENTERPRISES
	Maturity			% of Net
Face Value	Date	Description	Fair Value	Asset Value
$75,204,000	01/02/09	Fed Home Ln Discount Nt, 2.42%	$75,198,945	9.03%
		Total Government-sponsored enterprises (cost - $74,304,142)	$75,198,945	9.03%

COMMERCIAL PAPER
	Maturity			% of Net
Face Value	Date	Description	Fair Value	Asset Value
$47,000,000	03/06/09	Royal Bk Of Scotland Grp, 2.65%	$46,778,578	5.62%
41,670,000	03/10/09	Citigroup Funding Inc, 3.05%	41,429,934	4.97%
5,000,000	03/10/09	Citigroup Funding Inc, 2.43%	4,977,050	0.60%
19,800,000	05/04/09	Shell Intl Finance Bv, 2.08%	19,659,288	2.36%
28,000,000	05/04/09	Societe Generale N Amer, 2.66%	27,745,527	3.33%
		Total commercial paper securities (cost - $139,797,933)	$140,590,377	16.88%

CORPORATE NOTES
	Maturity			% of Net
Face Value	Date	Description	Fair Value	Asset Value
$50,461,000	03/25/09	Bear Stearns Co. (JP Morgan Chase & Co.), 3.25%	$50,631,503	6.08%
27,500,000	08/19/09	Proc & Gamb Intl F, 2.49%	27,515,903	3.30%
		Total corporate notes (cost - $77,628,692)	$78,147,406	9.38%

LONG U.S. FUTURES CONTRACTS**
		Description	Net unrealized gain (loss) on open long contracts (Fair Value)	% of Net Asset Value
		Agricultural	$209,623	0.03%
		Currency	583,235	0.07%
		Energy	36,851	0.00%
		Interest rate	7,568,968	0.91%
		Metal	(5,458,382)	(0.66%)
		Stock index	283,733	0.03%
		Total long U.S. futures contracts	$3,224,028	0.38%

*Pledged as collateral for the trading of futures contracts.
**No individual futures or forward contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS (continued)
December 31, 2008
(Audited)

SHORT U.S. FUTURES CONTRACTS**
Description	Net unrealized gain (loss) on open short contracts (Fair Value)	% of Net Asset Value
Agricultural	$203,129	0.02%
Currency	(536,035)	(0.06%)
Energy	1,136,871	0.14%
Interest rate	(34,304)	0.00%
Metal	12,050,348	1.45%
Stock index	(100,242)	(0.01%)
Total short U.S. futures contracts	$12,719,767	1.54%
Total U.S. futures contracts	$15,943,795	1.92%

LONG FOREIGN FUTURES CONTRACTS**
Description	Net unrealized gain on open long contracts (Fair Value)	% of Net Asset Value
Agricultural	$526,077	0.06%
Currency	386,518	0.05%
Interest rate	13,673,497	1.64%
Metal	132	0.00%
Stock index	353,887	0.04%
Total long foreign futures contracts	$14,940,111	1.79%

SHORT FOREIGN FUTURES CONTRACTS**
Description	Net unrealized gain (loss) on open short contracts (Fair Value)	% of Net Asset Value
Agricultural	$1,586,457	0.19%
Currency	768,035	0.09%
Energy	761,334	0.09%
Interest rate	(443,162)	(0.05%)
Metal	1,194,857	0.14%
Stock index	(258,745)	(0.03%)
Total short foreign futures contracts	$3,608,776	0.43%
Total foreign futures contracts	$18,548,887	2.22%
Net unrealized gain on open futures contracts	$34,492,682	4.14%

U.S. FORWARD CURRENCY CONTRACTS**
Description	Net unrealized gain (loss) on open long/short contracts (Fair Value)	% of Net Asset Value
Long U.S. forward currency	$495,615	0.06%
Short U.S. forward currency	(1,697,447)	(0.20%)
Total U.S. forward currency contracts	$(1,201,832)	(0.14%)

**No individual futures or forward contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS (continued)
December 31, 2008
(Audited)

FOREIGN FORWARD CURRENCY CONTRACTS**
	Net unrealized gain (loss)
	on open long/short contracts (Fair Value)	% of Net Asset Value
Description
Long foreign forward currency	$217,280	0.03%
Short foreign forward currency	(218,407)	(0.03%)
Total foreign forward currency contracts	$(1,127)	0.00%
Net unrealized loss on open forward currency contracts	$(1,202,959)	(0.14%)

**No individual futures or forward contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended June 30, 2009 and 2008
 (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
TRADING GAIN (LOSS)
Net realized gain (loss)	$(22,393,243)	$32,894,383	$(4,840,987)	$140,317,955
Net change in unrealized gain (loss)	6,996,514	47,536,956	(21,141,711)	21,175,723
Brokerage commissions	(705,720)	(522,069)	(1,182,340)	(1,022,732)
Net gain (loss) from trading	(16,102,449)	79,909,270	(27,165,038)	160,470,946
NET INVESTMENT LOSS
Income
Interest income	1,093,089	4,743,519	3,492,144	10,529,882
Expenses
General Partner management fee	4,549,158	3,219,521	8,839,521	6,143,377
General Partner 1 percent allocation	(328,972)	574,860	(556,784)	1,213,014
Advisor management fees	3,595,655	2,839,170	7,035,550	5,437,443
Advisor incentive fees	5,015,194	17,720,101	6,928,626	31,658,054
Selling agents' fee	3,194,804	2,285,892	6,221,526	4,382,943
Operating expenses	2,228,467	1,646,697	4,306,779	2,870,064
Total expenses	18,254,306	28,286,241	32,775,218	51,704,895
Operating expenses waived	(695,429)	(544,612)	(1,326,493)	(792,465)
Net total expenses	17,558,877	27,741,629	31,448,725	50,912,430
Net investment loss	(16,465,788)	(22,998,110)	(27,956,581)	(40,382,548)

NET INCOME (LOSS)	$(32,568,237)	$56,911,160	$(55,121,619)	$120,088,398

	Three Months Ended June 30,				Six Months Ended June 30,
	2009		2008		2009		2008
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
INCREASE (DECREASE) IN NET ASSET VALUE PER UNIT	$(173.46)	$(197.21)	$365.06	$488.78	$(304.31)	$(337.61)	$802.03	$1,065.52

NET INCOME (LOSS) PER UNIT (based on weighted average number of units outstanding)	$(179.73)	$(204.41)	$382.30	$517.45	$(319.91)	$(356.78)	$822.77	$1,098.47

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2009 and 2008
 (Unaudited)
__________

	2009	2008
Cash flows provided by (used in) operating activities
Net income (loss)	$(55,121,619)	$120,088,398
Adjustments to reconcile net income (loss) to net
cash provided by operating activities
Net change in unrealized (gain) loss	21,141,711	(21,175,725)
Net proceeds from commercial paper	90,607,044	36,599,359
Net proceeds from corporate notes	50,626,878	-
Net proceeds (purchases) of investments in U.S. government securities	(2,971,798)	49,838,000
Net purchases of Government-sponsored enterprises	(32,193,634)	-
Increase in due from broker	-	(70,097)
Increase in interest receivable	(1,765)	(177,167)
Increase (decrease) in accounts payable and accrued expenses	(13,113,451)	14,264,116
Increase (decrease) in General Partner 1 percent allocation	(2,436,121)	962,696
Net cash provided by operating activities	56,537,245	200,329,580
Cash flows provided by (used in) financing activities
Contributions	180,220,376	75,158,647
Subscriptions received in advance	27,465,012	24,815,973
Redemptions	(50,494,870)	(35,193,896)
Net cash provided by financing activities	157,190,518	64,780,724
Net increase in cash and cash equivalents	213,727,763	265,110,304
Cash and cash equivalents
Beginning of period	505,006,123	85,537,812
End of period	$718,733,886	$350,648,116
End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$204,556,444	$217,623,577
Cash and cash equivalents	514,177,442	133,024,539
Total end of period cash and cash equivalents	$718,733,886	$350,648,116

	2009	2008
Supplemental disclosure of cash flow information
Prior period redemptions paid	$10,448,411	$4,753,938
Prior period subscriptions received in advance	$29,937,275	$3,956,128

Supplemental schedule of non-cash financing activities:
Redemptions payable	$8,077,083	$18,986,666

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Six Months Ended June 30, 2009 and 2008
 (Unaudited)
__________

	Class A Interests		Class B Interests
	Units	Value	Units	Value	Total
Six Months Ended June 30, 2009
Balance at December 31, 2008	108,989.0639	$547,011,351	44,268.0740	$285,973,913	$832,985,264
Net loss for the six months ended June 30, 2009	-	(37,721,105)	-	(17,400,514)	(55,121,619)
Contributions	26,696.2301	131,564,699	12,349.9410	78,592,952	210,157,651
Redemptions	(5,295.0228)	(25,919,326)	(3,513.2932)	(22,204,216)	(48,123,542)
Transfers	(1,229.0048)	(5,985,064)	950.0817	5,985,064	-
Balance at June 30, 2009	129,161.2664	$608,950,555	54,054.8035	$330,947,199	$939,897,754

	Class A Interests		Class B Interests
	Units	Value	Units	Value	Total
Six Months Ended June 30, 2008
Balance at December 31, 2007	94,188.7078	$364,289,314	36,968.6171	$180,817,671	$545,106,985
Net income for the six months ended June 30, 2008	-	78,030,762	-	42,057,636	120,088,398
Contributions	10,752.9233	45,560,066	6,270.8609	33,554,709	79,114,775
Redemptions	(8,635.8108)	(38,273,521)	(2,081.8664)	(11,153,103)	(49,426,624)
Transfers	(264.4438)	(1,124,247)	208.2493	1,124,247	-
Balance at June 30, 2008	96,041.3765	$448,482,374	41,365.8609	$246,401,160	$694,883,534

Net Asset Value Per Unit

June 30, 2009		December 31, 2008		June 30, 2008		December 31, 2007

Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

$4,714.65	$6,122.44	$5,018.96	$6,460.05	$4,669.68	$5,956.63	$3,867.65	$4,891.11

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

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements

Cash and Cash Equivalents:

Cash equivalents are highly liquid investments with an original maturity of three months or less at the date of acquisition that are not held for sale in the normal course of business. The Fund is at risk to the extent that it maintains balances with such institutions in excess of insured limits.  As of June 30, 2009, significant cash balances held at Newedge USA, LLC, UBS Financial Services, Inc. and Bank of America are $204,556,444, $159,845,760 and $354,331,682, respectively.  As of December 31, 2008, significant cash balances held at Newedge USA, LLC, UBS Financial Services, Inc. and Bank of America are $218,445,964, $204,886,354 and $81,663,804, respectively.

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

Income Taxes:

The Fund prepares calendar year U.S. and applicable state tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund, however, may be required to file returns in various state and local jurisdictions as a result of its operations or the residency of its partners.  On January 1, 2007, the Fund adopted Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which defines the threshold for recognizing the benefits of tax return positions in the financial statements as “more-likely-than-not” to be sustained by the taxing authority. FIN 48 applies to all tax positions accounted for under Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. For the six months ended June 30, 2009 and 2008, respectively, no income tax liability for uncertain tax positions has been recognized in the accompanying financial statements.  The 2005 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Fair Value of Financial Instruments:

The Fund applies Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurement and also emphasizes that fair value is a market-based measurement, not an entity-specific measurement.  The adoption of SFAS No. 157 was effective for the Fund on January 1, 2008, and did not impact our financial position, results of operations or cash flows.

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements

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

The Fund’s investments in these securities are short-term in nature with a duration of less than one year and, typically, the Fund holds these investments through maturity. As such, interest income generated from these investments is recorded in the statements of operations. The fair value of these investments as obtained from cash management and clearing firms statements are compared to amortized cost to verify that the carrying amounts approximates their fair value.

The Fund’s cash management account holder and clearing firm (UBS and Newedge, respectively) utilize pricing services to value U.S. Government securities, commercial paper, Government-sponsored enterprises and corporate notes investments. These pricing services utilize the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing, which is used for Level 2 investments, is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.

U.S. Government securities are actively traded on a daily basis and the pricing services are able to obtain bid and ask quotes for identical assets by CUSIP. Commercial paper, Government-sponsored enterprises, and corporate notes investments are also actively traded, however, the pricing services are only able to obtain bid and ask quotes for similar assets. As such, U.S. Government securities are classified within Level 1 and commercial paper, Government-sponsored enterprises, and corporate notes investments are classified within Level 2.

The following tables present the Fund’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008:

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements

	June 30, 2009
	Level 1	Level 2	Total
Equity in broker trading accounts
Futures contracts	$11,690,086	$-	$11,690,086
Forward currency contracts	-	457,926	457,926
U.S. Government securities	69,944,700	-	69,944,700
Commercial paper	-	49,983,333	49,983,333
Government-sponsored enterprises	-	107,392,579	107,392,579
Corporate notes	-	27,520,528	27,520,528
Cash and cash equivalents
Money market funds	486,479,442	-	486,479,442

	December 31, 2008
	Level 1	Level 2	Total
Equity in broker trading accounts
Futures contracts	$34,492,682	$-	$34,492,682
Forward currency contracts	-	(1,202,959)	(1,202,959)
U.S. Government securities	66,972,902	-	66,972,902
Commercial paper	-	140,590,377	140,590,377
Government-sponsored enterprises	-	75,198,945	75,198,945
Corporate notes	-	78,147,406	78,147,406
Cash and cash equivalents
Money market funds	256,592,512	-	256,592,512

There were no Level 3 holdings as of June 30, 2009 or December 31, 2008 or during the three and six months ended June 30, 2009 and 2008, respectively.

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

As of June 30, 2009 and for the three and six months ended June 30, 2009, the Fund’s derivative contracts had the following impact on the Statements of Financial Condition and the Statements of Operations:

		Derivative Assets and Liabilities
Statements of Financial Condition Location		Assets	Liabilities	Net	Number of Contracts
Futures contracts
Agricultural	Net unrealized gain on open futures contracts	$5,301,216	$(1,208,645)	$4,092,571	5,068
Currency	Net unrealized gain on open futures contracts	3,479,011	(1,052,097)	2,426,914	3,232
Energy	Net unrealized gain on open futures contracts	4,350,961	(435,338)	3,915,623	3,065
Equity	Net unrealized gain on open futures contracts	471	(619)	(148)	15
Interest rate	Net unrealized gain on open futures contracts	8,682,789	(5,013,776)	3,669,013	28,778
Metal	Net unrealized gain on open futures contracts	6,964,923	(10,443,707)	(3,478,784)	4,659
Stock index	Net unrealized gain on open futures contracts	1,499,975	(435,078)	1,064,897	4,551
		$30,279,346	$(18,589,260)	$11,690,086	49,368

Forward contracts
Currency	Net unrealized gain on open forward currency contracts	3,179,351	(2,721,425)	457,926	N/A
		$33,458,697	$(21,310,685)	$12,148,012	N/A

		Revenue
		Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
Statements of Operations Location		Net realized gain (loss)	Number of Contracts	Net realized gain (loss)	Number of Contracts
Futures contracts
Agricultural	Net realized gain (loss)	$(578,644)	15,521	$(1,742,717)	25,071
Currency	Net realized gain (loss)	1,596,414	8,456	(4,840,578)	14,464
Energy	Net realized gain (loss)	(7,247,249)	9,906	(2,534,802)	16,340
Equity	Net realized gain (loss)	100,082	362	100,082	362
Interest rate	Net realized gain (loss)	(19,410,041)	74,908	(10,221,912)	128,830
Metal	Net realized gain (loss)	(4,765,233)	4,470	1,687,441	7,846
Stock index	Net realized gain (loss)	21,540,171	19,131	26,820,777	38,835
		$(8,764,500)	132,754	$9,268,291	231,748

Forward contracts
Currency	Net realized gain (loss)	(13,665,889)	N/A	(13,683,708)	N/A
		$(22,430,389)	N/A	$(4,415,417)	N/A

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements

		Revenue
		Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Statements of Operations Location		Net change in unrealized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural	Net change in unrealized gain (loss)	$4,869,758	$1,567,285
Currency	Net change in unrealized gain (loss)	2,282,522	1,225,161
Energy	Net change in unrealized gain (loss)	3,445,102	1,980,567
Equity	Net change in unrealized gain (loss)	(148)	(148)
Interest rate	Net change in unrealized gain (loss)	(10,802,382)	(17,095,986)
Metal	Net change in unrealized gain (loss)	(2,566,029)	(11,265,739)
Stock index	Net change in unrealized gain (loss)	1,290,494	786,264
		$(1,480,683)	$(22,802,596)

Forward contracts
Currency	Net change in unrealized gain (loss)	8,477,197	1,660,885
		$6,996,514	$(21,141,711)

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

In June 2009, the FASB issued SFAS No. 168, FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162 (SFAS 168).  The FASB Accounting Standards Codification™ (Codification) will be the single source of authoritative nongovernmental U.S. GAAP.  The Codification will launch on July 1, 2009 and SFAS 168 will be effective for the quarter ending September 30, 2009.  The Codification is not expected to change U.S. GAAP, but will combine all authoritative standards into a comprehensive, topically organized online database.  After the Codification launch only one level of authoritative GAAP will exist, other than guidance issued by the SEC.  All other accounting literature excluded from the Codification will be considered non-authoritative.  The Codification will have an impact to the Fund's financial statement disclosures since all future references to authoritative accounting literature will be references in accordance with the Codification.

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements

Recently Adopted Accounting Pronouncements:

In May 2009, the FASB issued FASB Statement No. 165, Subsequent Events, (SFAS 165) which establishes general standards of and accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This SFAS 165 was effective for interim and annual periods ending after June 15, 2009.

Note 2:	GENERAL PARTNER

The General Partner of the Fund is Steben & Company, Inc., which conducts and manages the business of the Fund.  During the six months ended June 30, 2009 and 2008, the General Partner did not maintain a capital balance in the Fund; however, the sole shareholder of the General Partner has an investment in Class B Interests of the Fund.

During the six months ended June 30, 2009 and 2008, the General Partner received the following compensation:

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

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements

Note 4:	DEPOSITS WITH BROKERS

The Fund deposits funds with brokers, subject to Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Treasury bills and cash with such brokers. The Fund earns interest income on its assets deposited with the brokers.

Note 5:	OPERATING EXPENSES

The Fund is responsible for all of its operating expenses such as accounting, audit, legal, administrative, marketing and offering expenses.  Operating expenses also include salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund, such as salaries and commissions of General Partner marketing personnel, and administrative employee salaries and related costs.  Pursuant to the terms of the Limited Partnership Agreement, operating expenses that exceed 1 percent of the average month-end net assets of the Fund are the responsibility of the General Partner.  For the three and six months ended June 30, 2009 and 2008, actual operating expenses were below this 1 percent (pro rated operating expense limitation) of average month-end net assets of the Fund by $121,703, $261,301, $23,773 and $292,756, respectively.  Additionally, during the three and six months ended June 30, 2009 and 2008, the General Partner voluntarily paid $695,429, $1,326,493, $544,612 and $792,465, respectively, of operating expenses of the Fund, with such amounts included in operating expenses waived in the statements of operations.  As of June 30, 2009 and December 31, 2008, $1,515,964 and $1,313,479, respectively, were payable to the General Partner for operating expenses not waived.  Such amounts are presented as accounts payable in the statements of financial condition.

Note 6:	SUBSCRIPTIONS, DISTRIBUTIONS, AND REDEMPTIONS

Investments in the Fund are made by subscription agreement, subject to acceptance by the General Partner. Units are sold at the net asset value per Class A or Class B unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as Limited Partners as of the beginning of the month following the month in which their subscriptions were accepted. At June 30, 2009 and December 31, 2008, the Fund had received subscriptions of $27,465,012 and $29,937,275, respectively, which were effective subsequent to quarter-end and year-end, respectively.

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

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements

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

The unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

	Futures Contracts (exchange traded)		Forward Currency Contracts (non-exchange traded)
	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Gross unrealized gains	$30,279,346	$45,886,155	$3,179,351	$2,924,001
Gross unrealized losses	(18,589,260)	(11,393,473)	(2,721,425)	(4,126,960)
Net unrealized gain (loss)	$11,690,086	$34,492,682	$457,926	$(1,202,959)

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements

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

The statements of financial condition, including the condensed schedule of investments, as of June 30, 2009, the statements of operations for the three and six months ended June 30, 2009 and 2008, the statements of cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2009 and 2008, and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of June 30, 2009, results of operations for the three and six months ended June 30, 2009 and 2008, cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2009 and 2008.  The results of operations for the three and six months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Form 10-K as filed with the Securities and Exchange Commission.

Note 10:	FINANCIAL HIGHLIGHTS

The following information presents per unit operating performance data and other supplemental financial data for the three and six months ended June 30, 2009 and 2008.  This information has been derived from information presented in the financial statements.

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements

	Three months ended June 30,
	2009		2008
	(Unaudited)		(Unaudited)
	Class A	Class B	Class A	Class B
	Interests	Interests	Interests	Interests

Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$4,888.11	$6,319.65	$4,304.62	$5,467.85

Income (loss) from operations:
Gain (loss) from trading (1)	(78.90)	(102.76)	529.30	674.16
Net investment loss (1)	(94.56)	(94.45)	(164.24)	(185.38)

Total income (loss) from operations	(173.46)	(197.21)	365.06	488.78

Net asset value per unit at end of period	$4,714.65	$6,122.44	$4,669.68	$5,956.63

Total Return	(3.55%)	(3.12%)	8.48%	8.94%

Supplemental data
Ratios to average net asset value:
Expenses prior to advisor incentive fees (2), (3) (4) (6)	6.14%	4.32%	6.92%	5.04%
Advisor incentive fees (5)	0.55%	0.55%	2.76%	2.80%

Total expenses	6.69%	4.87%	9.68%	7.84%

Net investment loss (2), (3) ,(4), (6)	(5.66%)	(3.85%)	(3.94%)	(2.09%)

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements

	Six months ended June 30,
	2009		2008
	(Unaudited)		(Unaudited)
	Class A	Class B	Class A	Class B
	Interests	Interests	Interests	Interests

Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$5,018.96	$6,460.05	$3,867.65	$4,891.11

Income (loss) from operations:
Gain (loss) from trading (1)	(134.44)	(175.09)	1,095.93	1,392.25
Net investment loss (1)	(169.87)	(162.52)	(293.90)	(326.73)

Total income (loss) from operations	(304.31)	(337.61)	802.03	1,065.52

Net asset value per unit at end of period	$4,714.65	$6,122.44	$4,669.68	$5,956.63

Total Return	(6.06%)	(5.23%)	20.74%	21.78%

Supplemental data
Ratios to average net asset value:
Expenses prior to advisor incentive fees (2), (3), (4) ,(6)	6.16%	4.34%	6.96%	5.08%
Advisor incentive fees (5)	0.78%	0.78%	5.18%	5.22%

Total expenses	6.94%	5.12%	12.14%	10.30%

Net investment loss (2), (3),(4), (6)	(5.37%)	(3.56%)	(3.49%)	(1.65%)

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

(2) All of the ratios under the supplemental data are computed net of voluntary and involuntary waivers of operating expenses.  For the three and six months ended June 30, 2009 and 2008, the ratios are net of approximately 0.31%, 0.30%, 0.34%, 0.26% of average net asset value relating to the waivers of operating expenses. Both the nature and the amounts of the waivers are more fully explained in Note 5.

(3) The net investment loss includes interest income and excludes gains from trading activities as shown on the statement of operations.  The total amount is then reduced by all expenses, excluding brokerage commissions. The resulting amount is divided by the average net asset value for the period.

Futures Portfolio Fund, Limited Partnership
Notes to the Financial Statements

(4) Ratios have been annualized.

(5) Ratios have not been annualized.

(6)  Ratio excludes advisor incentive fee.

Note 11:	SUBSEQUENT EVENTS

Management of the Fund evaluated subsequent events through August 14, 2009, the date these financial statements were issued.  There are no subsequent events to disclose.

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

The Fund’s investments in these securities are short-term in nature with a duration of less than one year and, typically, the Fund holds these investments through maturity. As such, interest income generated from these investments is recorded in the statements of operations. The fair value of these investments as obtained from cash management and clearing firms statements are compared to amortized cost to verify that the carrying amounts approximates their fair value.

The Fund’s cash management account holder and clearing firm (UBS and Newedge, respectively) utilize pricing services to value U.S. Government securities, commercial paper, Government-sponsored enterprises and corporate notes investments. These pricing services utilize the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing, which is used for Level 2 investments, is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities.

U.S. Government securities are actively traded on a daily basis and the pricing services are able to obtain bid and ask quotes for identical assets by CUSIP. Commercial paper, Government-sponsored enterprises, and corporate notes investments are also actively traded, however, the pricing services are only able to obtain bid and ask quotes for similar assets. As such, U.S. Government securities are classified within Level 1 and commercial paper, Government-sponsored enterprises, and corporate notes investments are classified within Level 2.

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

As of June 30, 2009, the aggregate capitalization of the Fund was $939,897,754, consisting of Class A units of $608,950,555 and Class B units of $330,947,199.  The net asset value per unit of the Class A units was $4,714.65 and the net asset value of the Class B units was $6,122.44 as of June 30, 2009.

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

Results of Operations

The returns for A units for the three and six months ended June 30, 2009 were (3.55%) and (6.06%), respectively (returns of 8.48% and 20.74% respectively – June 30, 2008). The returns for B units for the three and six months ended June 30, 2009 were (3.12%) and (5.23%), respectively (returns of 8.94% and 21.78%, respectively – June 30, 2008). Further analysis of the trading gains and losses is provided below.

Past Results Are Not Indicative of Future Performance

2009

A Units of the Fund were up 0.61% for the month of January 2009 and B Units were up 0.76%.  January ended with the Fund realizing profits in five out of six market sectors. In contrast to the trends of the last few months, many of the markets traded by the Fund were directionless. General optimism after the Obama transition along with government intervention into the world’s financial markets seemed to dampen the steady declines in equity prices experienced in recent quarters. The energy sector was profitable, driven by gains from crude oil and natural gas, whose prices continued to decline on slowing demand and rising inventory levels. Similarly, industrial metals such as aluminum, nickel and zinc also declined due to inventory build-ups, benefiting the Fund’s short positions. In foreign currencies, the U.S. dollar strengthened as risk adverse investors continued to seek the perceived safety of the U.S. currency. Interest rate instruments edged lower during the month which went against the Fund’s long bond positions.

A Units of the Fund were down 0.11% for the month of February 2009 and B Units were up 0.04%.The Fund ended the month essentially flat as most markets continued to trade within relatively narrow price ranges. Global equity markets continued to decline amid further weak economic data and a deepening recession. This decline benefited the Fund’s short positions in equity indices. The energy sector finished with modest profits from short positions in natural gas and heating oil. Agricultural commodities were profitable, despite some losses from a sharp reversal in cocoa markets. Foreign currencies experienced losses this month due to the weakening of the Japanese yen relative to the U.S. dollar. The yen rose about 30% between August 2008 and the start of February, then switched direction against the U.S. Dollar and other major currencies.

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

A Units of the Fund were down 1.94% for the month of April 2009 and B Units were down 1.79%.  The Fund finished lower in April as most markets continued to move within narrow trading ranges without exhibiting any significant trends. One exception was in the energy sector where natural gas prices continued in a downward trend generating profits for the Fund’s short positions. A rally in global equities that began in March continued through April. The rising equity prices generated profits for the Fund’s long positions in this sector which helped to offset losses from other sectors. The Fund’s biggest losses came from interest rate instruments, where prices in medium to long term bonds fell, which went against the Fund’s long positions. Industrial metals prices rose toward the end of the month, with aluminum and nickel moving against the Fund’s short positions creating some losses. Agricultural commodities ended flat for the month.

A Units of the Fund were up 1.41% for the month of May 2009 and B Units were up 1.56%.  The Fund finished higher this month as profits realized from equity indices, foreign currencies, interest rate instruments, metals and agricultural commodities offset losses incurred in the energy sector. The Fund’s largest profits came from long positions in equity indices which continued to trend higher during the month. The most significant losses derived from the energy sector, which saw sharp price movements in natural gas that went against the Fund’s short positions. The Fund’s long positions in crude oil generated profits that helped reduce losses experienced from natural gas contracts. Interest rate instruments were mixed as rising prices on short term interest rate instruments were profitable, while a sell-off in longer term fixed income markets went against the Fund’s long positions. Profits in foreign currencies came from the Fund’s long positions in the Australian dollar, Swiss franc and South African rand.

A Units of the Fund were down 3.01% for the month of June 2009 and B Units were down 2.87%.  The Fund finished lower in June as gains in equity indices, energies, foreign currencies and agricultural commodities were offset by losses from interest rate instruments and metals. The most significant losses occurred in the Fund’s short-term interest rate positions, where prices reversed from previous longer term trends. A sharp sell-off in Eurodollar, short sterling and euribor contracts was fueled by speculation that global central banks may begin to increase short-term interest rates to counteract potential inflationary pressures. The sudden drop in interest rate instrument prices went against the Fund’s long positions. Also in interest rates, weaker than expected forecasts for Japan’s economy sent Japanese government bond (JGB) prices higher, which was a reversal from the price trend in that market. The higher prices generated losses in the Fund’s short JGB positions. Commodity markets rallied during the month which benefited the Fund’s long positions in agricultural commodities, but resulted in losses for short positions in the metals sector. Long positions in the energies were profitable as oil prices made new highs for the year.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of April 30, 2009, May 31, 2009 and June 30, 2009.  All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of April 30, 2009, May 31, 2009 and June 30, 2009, the Fund's total capitalization was $892,786,744, $935,149,635 and $939,897,754, respectively.

SECOND QUARTER 2009

Market Sector	April 2009 Value at Risk	% of Total Capitalization	May 2009 Value at Risk	% of Total Capitalization	June 2009 Value at Risk	% of Total Capitalization

Agricultural	$8,391,311	0.94%	$8,262,619	0.88%	$7,508,645	0.80%
Currency	$16,484,915	1.85%	$20,828,082	2.23%	$23,371,510	2.49%
Energy	$12,248,817	1.37%	$13,703,927	1.47%	$16,564,949	1.76%
Interest rates	$28,335,165	3.17%	$35,027,653	3.75%	$35,048,830	3.73%
Metal	$8,077,087	0.90%	$10,606,333	1.13%	$8,899,188	0.95%
Stock indices	$11,405,364	1.28%	$12,837,416	1.37%	$19,738,147	2.10%
Total	$84,942,659	9.51%	$101,266,030	10.83%	$111,131,269	11.83%

Of the (3.55%) and (6.06%) return for the three and six months ended June 30, 2009 for A Units, approximately (1.62%) and (2.67%) was due to trading loss (after commissions) and approximately 0.12% and 0.38% was due to interest income, offset by approximately (2.05%) and (3.77%) in incentive fees, management fees, selling agents’ fees and operating expenses borne by the Fund, respectively.  Of the (3.12%) and (5.23%) return for the three and six months ended June 30, 2009 for B Units, approximately (1.63%) and (2.71%) was due to trading loss (after commissions) and approximately 0.12% and 0.38% was due to interest income, offset by approximately (1.61%) and (2.90%) in incentive fees, management fees, selling agents’ fees and operating expenses borne by the Fund, respectively.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2009, by market sector.

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

     The following were the only non-trading risk exposures of the Fund as of June 30, 2009.

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Between April and June 2009, the Fund issued Units at monthly closings as set forth in the following chart. However, pursuant to Regulation Section 229.701 Item 701(d), the Fund enjoys the private offering exemption within the Securities Exchange Act of 1933 Section 4(2). The Fund is privately offered and sold to “accredited investors” as defined in Securities Exchange Act of 1933 Rule 501(a).

Schedule on Number and Dollar Amount of Interests
(Additions)
(Includes both A and B Units)

Month	Dollar Amount of Interests	Number of Additional Units
	Sold	Sold
April 2009	$39,934,756	7,555.1874
May 2009	$39,518,828	7,504.6071
June 2009	$41,726,116	7,778.3482

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

FUTURES PORTFOLIO FUND,
LIMITED PARTNERSHIP
(Registrant)

By:	Steben & Company, Inc.
General Partner

By:	/s/ Kenneth E. Steben	August 14, 2009
Kenneth E. Steben
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Ahmed S.Hassanein	August 14, 2009
Ahmed S. Hassanein
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

E-1