Form 10-Q
period 2009-09-30
FUTURES PORTFOLIO FUND L.P.
filed 2009-11-16
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
__________________________________________________

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

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
STATEMENTS OF FINANCIAL CONDITION
September 30, 2009 (Unaudited) and December 31, 2008 (Audited)

	September 30,	December 31,
	2009	2008
ASSETS
Equity in broker trading accounts
Cash	$281,184,124	$218,445,964
U.S. Government securities, at fair value (cost - $0 and $66,403,849)	-	66,972,902
Interest receivable	31,251	28,073
Net unrealized gain on open futures contracts	39,660,692	34,492,682
Net unrealized gain (loss) on open forward currency contracts	5,001,820	(1,202,959)
Deposits with brokers	325,877,887	318,736,662
Cash and cash equivalents	647,342,315	286,560,159
Commercial paper, at fair value (cost - $0 and $139,797,933)	-	140,590,377
Government-sponsored enterprises, at fair value (cost - $107,153,196 and $74,304,142)	107,341,414	75,198,945
Corporate notes, at fair value (cost - $0 and $77,628,692)	-	78,147,406
General Partner 1 percent allocation	267,337	-
Total assets	$1,080,828,953	$899,233,549

LIABILITIES
Accounts payable - General Partner	$1,616,010	$1,313,479
Commissions and other trading fees on open contracts	115,742	60,314
General Partner management fee	1,689,559	1,374,743
General Partner 1 percent allocation	-	1,879,337
Advisor management fees	1,807,319	1,492,038
Advisor incentive fees	5,633,419	18,771,604
Selling Agents' fee – General Partner	1,185,478	971,084
Redemptions payable	3,927,068	10,448,411
Subscriptions received in advance	32,136,358	29,937,275
Total liabilities	48,110,953	66,248,285
PARTNERS' CAPITAL (Net Asset Value)
Class A Interests - 138,438.6924 units and 108,989.0639 units outstanding at September 30, 2009 and December 31, 2008	$670,137,654	$547,011,351
Class B Interests - 57,421.4483 units and 44,268.0740 units outstanding at September 30, 2009 and December 31, 2008	362,580,346	285,973,913
Total partners' capital (net asset value)	1,032,718,000	832,985,264
Total liabilities and partners' capital (net asset value)	$1,080,828,953	$899,233,549

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
September 30, 2009
(Unaudited)

GOVERNMENT-SPONSORED ENTERPRISES
Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value
$46,750,000	01/28/10	Fed Home Ln Bank Bond (not callable), 0.960%	$46,873,641	4.54%
60,000,000	03/30/10	Fed Home Ln Bank Bond (not callable), 1.100%	60,467,773	5.86%
		Total Government-sponsored enterprises (cost - $107,153,196)	$107,341,414	10.40%

LONG U.S. FUTURES CONTRACTS
Description	Net unrealized gain (loss) on open long contracts (Fair Value)	% of Net Asset Value
Agricultural	$1,815,107	0.18%
Currency	5,058,830	0.49%
Energy	(337,895)	(0.03%)
Equity	(28,886)	0.00%
Interest rate	9,220,024	0.89%
Metal**	10,326,185	1.00%
Stock index	1,436,245	0.14%
Total long U.S. futures contracts	$27,489,610	2.67%

SHORT U.S. FUTURES CONTRACTS
Description	Net unrealized gain (loss) on open short contracts (Fair Value)	% of Net Asset Value
Agricultural	$2,366,379	0.23%
Currency	174,775	0.02%
Energy	(3,738,486)	(0.36%)
Interest rate	(87,019)	(0.01%)
Metal	(4,886,149)	(0.47%)
Stock index	2,570	0.00%
Total short U.S. futures contracts	$(6,167,930)	(0.59%)
Total U.S. futures contracts	$21,321,680	2.08%

LONG FOREIGN FUTURES CONTRACTS
Description	Net unrealized gain (loss) on open long contracts (Fair Value)	% of Net Asset Value
Agricultural	$515,350	0.05%
Currency	712,521	0.07%
Energy	(4,435)	0.00%
Interest rate**	11,520,443	1.12%
Metal	(331,287)	(0.03%)
Stock index	1,239,700	0.12%
Total long foreign futures contracts	$13,652,292	1.33%

**No individual futures or forward contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.The accompanying notes are an integral part of these financial statements.

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS (continued)
September 30, 2009
(Unaudited)

SHORT FOREIGN FUTURES CONTRACTS
Description	Net unrealized gain (loss) on open short contracts (Fair Value)	% of Net Asset Value
Agricultural	$277,771	0.03%
Currency	4,269,910	0.41%
Energy	75,877	0.01%
Interest rate	85,419	0.01%
Stock index	(22,257)	0.00%
Total short foreign futures contracts	$4,686,720	0.46%
Total foreign futures contracts	$18,339,012	1.79%

Net unrealized gain on open futures contracts	$39,660,692	3.87%

LONG/SHORT U.S. FORWARD CURRENCY CONTRACTS
Description	Net unrealized gain on open long/short contracts (Fair Value)	% of Net Asset Value
Long U.S. forward currency	$1,047,936	0.10%
Short U.S. forward currency	403,634	0.04%
Total U.S. forward currency contracts	$1,451,570	0.14%

LONG/SHORT FOREIGN FORWARD CURRENCY CONTRACTS
Description	Net unrealized gain on open long/short contracts (Fair Value)	% of Net Asset Value
Long foreign forward currency	$669,667	0.06%
Short foreign forward currency	2,880,583	0.28%
Total foreign forward currency contracts	$3,550,250	0.34%

Net unrealized gain on open forward currency contracts	$5,001,820	0.48%

**No individual futures or forward contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2008
(Audited)

U.S. GOVERNMENT SECURITIES*
Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value
$67,000,000	01/08/09	U.S. Treasury Bill, 1.820%	$66,972,902	8.04%
		Total U.S. Government securities (cost - $66,403,849)	$66,972,902	8.04%

GOVERNMENT-SPONSORED ENTERPRISES
Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value
$75,204,000	01/02/09	Fed Home Ln Discount Nt, 2.42%	$75,198,945	9.03%
		Total Government-sponsored enterprises (cost - $74,304,142)	$75,198,945	9.03%

COMMERCIAL PAPER
Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value
$47,000,000	03/06/09	Royal Bk Of Scotland Grp, 2.65%	$46,778,578	5.62%
41,670,000	03/10/09	Citigroup Funding Inc, 3.05%	41,429,934	4.97%
5,000,000	03/10/09	Citigroup Funding Inc, 2.43%	4,977,050	0.60%
19,800,000	05/04/09	Shell Intl Finance Bv, 2.08%	19,659,288	2.36%
28,000,000	05/04/09	Societe Generale N Amer, 2.66%	27,745,527	3.33%
		Total commercial paper securities (cost - $139,797,933)	$140,590,377	16.88%

CORPORATE NOTES
Face Value	Maturity Date	Description	Fair Value	% of Net Asset Value
$50,461,000	03/25/09	Bear Stearns Co. (JP Morgan Chase & Co.), 3.25%	$50,631,503	6.08%
27,500,000	08/19/09	Proc & Gamb Intl F, 2.49%	27,515,903	3.30%
		Total corporate notes (cost - $77,628,692)	$78,147,406	9.38%

LONG U.S. FUTURES CONTRACTS
		Description	Net unrealized gain (loss) on open long contracts (Fair Value)	% of Net Asset Value
		Agricultural	$209,623	0.03%
		Currency	583,235	0.07%
		Energy	36,851	0.00%
		Interest rate	7,568,968	0.91%
		Metal	(5,458,382)	(0.66%)
		Stock index	283,733	0.03%
		Total long U.S. futures contracts	$3,224,028	0.38%

*Pledged as collateral for the trading of futures contracts.

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS (continued)
December 31, 2008
(Audited)

SHORT U.S. FUTURES CONTRACTS
Description	Net unrealized gain (loss) on open short contracts (Fair Value)	% of Net Asset Value
Agricultural	$203,129	0.02%
Currency	(536,035)	(0.06%)
Energy	1,136,871	0.14%
Interest rate	(34,304)	0.00%
Metal**	12,050,348	1.45%
Stock index	(100,242)	(0.01%)
Total short U.S. futures contracts	$12,719,767	1.54%
Total U.S. futures contracts	$15,943,795	1.92%

LONG FOREIGN FUTURES CONTRACTS
Description	Net unrealized gain on open long contracts (Fair Value)	% of Net Asset Value
Agricultural	$526,077	0.06%
Currency	386,518	0.05%
Interest rate**	13,673,497	1.64%
Metal	132	0.00%
Stock index	353,887	0.04%
Total long foreign futures contracts	$14,940,111	1.79%

SHORT FOREIGN FUTURES CONTRACTS
Description	Net unrealized gain (loss) on open short contracts (Fair Value)	% of Net Asset Value
Agricultural	$1,586,457	0.19%
Currency	768,035	0.09%
Energy	761,334	0.09%
Interest rate	(443,162)	(0.05%)
Metal	1,194,857	0.14%
Stock index	(258,745)	(0.03%)
Total short foreign futures contracts	$3,608,776	0.43%
Total foreign futures contracts	$18,548,887	2.22%

Net unrealized gain on open futures contracts	$34,492,682	4.14%

LONG/SHORT U.S. FORWARD CURRENCY CONTRACTS
Description	Net unrealized gain (loss) on open long/short contracts (Fair Value)	% of Net Asset Value
Long U.S. forward currency	$495,615	0.06%
Short U.S. forward currency	(1,697,447)	(0.20%)
Total U.S. forward currency contracts	$(1,201,832)	(0.14%)

**No individual futures or forward contract position constituted greater than 1 percent of net asset value. Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS (continued)
December 31, 2008
(Audited)

LONG/SHORT FOREIGN FORWARD CURRENCY CONTRACTS
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

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended September 30, 2009 and 2008
 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
TRADING GAIN (LOSS)
Net realized gain (loss)	$15,792,051	$(17,407,249)	$10,951,064	$122,910,706
Net change in unrealized gain (loss)	32,514,500	(32,409,033)	11,372,789	(11,233,308)
Brokerage commissions	(794,199)	(578,707)	(1,976,539)	(1,601,441)
Net gain (loss) from trading	47,512,352	(50,394,989)	20,347,314	110,075,957
NET INVESTMENT LOSS
Income
Interest income	633,167	4,250,117	4,125,311	14,779,999
Expenses
General Partner management fee	4,876,085	3,267,502	13,715,606	9,410,879
General Partner 1 percent allocation	289,447	(591,773)	(267,337)	621,241
Advisor management fees	3,630,303	2,798,548	10,665,853	8,235,991
Advisor incentive fees	5,631,887	3,572,159	12,560,513	35,230,213
Selling Agents' fee – General Partner	3,418,167	2,294,877	9,639,693	6,677,820
Operating expenses	2,201,007	2,560,381	6,507,786	5,430,445
Total expenses	20,046,896	13,901,694	52,822,114	65,606,589
Operating expenses waived	(556,610)	(1,461,050)	(1,883,103)	(2,253,515)
Net total expenses	19,490,286	12,440,644	50,939,011	63,353,074
Net investment loss	(18,857,119)	(8,190,527)	(46,813,700)	(48,573,075)

NET INCOME (LOSS)	$28,655,233	$(58,585,516)	$(26,466,386)	$61,502,882

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009		2008		2009		2008
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
INCREASE (DECREASE) IN NET ASSET VALUE PER UNIT	$126.03	$191.93	$(394.66)	$(478.97)	$(178.28)	$(145.68)	$407.37	$586.55

NET INCOME (LOSS) PER UNIT (based on weighted average number of units outstanding)	$131.58	$198.71	$(380.34)	$(470.82)	$(163.61)	$(124.05)	$407.07	$551.33

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2009 and 2008
 (Unaudited)
__________

	2009	2008
Cash flows provided by (used in) operating activities
Net income (loss)	$(26,466,386)	$61,502,882
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss	(11,372,789)	11,233,308
Net proceeds from commercial paper	140,590,377	3,802,964
Net proceeds from corporate notes	78,147,406	-
Net proceeds (purchases) of investments in U.S. government securities	66,972,902	(158,516,198)
Net purchases of Government-sponsored enterprises	(32,142,469)	-
(Increase) decrease in interest receivable	(3,178)	106,985
Decrease in accounts payable and accrued expenses	(11,935,735)	(3,119)
Increase (decrease) in General Partner 1 percent allocation	(2,146,674)	370,923
Net cash provided by (used in) operating activities	201,643,454	(81,502,255)

Cash flows provided by (used in) financing activities
Contributions	262,412,284	147,677,830
Subscriptions received in advance	32,136,358	8,604,457
Redemptions	(72,671,780)	(61,726,355)
Net cash provided by financing activities	221,876,862	94,555,932
Net increase in cash and cash equivalents	423,520,316	13,053,677

Cash and cash equivalents
Beginning of period	505,006,123	85,537,812
End of period	$928,526,439	$98,591,489
End of period cash and cash equivalents consists of:
Cash in broker trading accounts	$281,184,124	$70,173,684
Cash and cash equivalents	647,342,315	28,417,805
Total end of period cash and cash equivalents	$928,526,439	$98,591,489

Supplemental disclosure of cash flow information:
Prior period redemptions paid	$10,448,411	$4,753,938
Prior period subscriptions received in advance	$29,937,275	$3,956,128

Supplemental schedule of non-cash financing activities:
Redemptions payable	$3,927,068	$4,518,384

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
For the Nine Months Ended September 30, 2009 and 2008
(Unaudited)
__________

	Class A Interests		Class B Interests
	Units	Amount	Units	Amount	Total
Nine Months Ended September 30, 2009
Balance at December 31, 2008	108,989.0639	$547,011,351	44,268.0740	$285,973,913	$832,985,264
Net loss for the nine months ended September 30, 2009	-	(20,137,315)		(6,329,071)	(26,466,386)
Contributions	38,143.3711	185,460,951	16,967.3754	106,888,608	292,349,559
Redemptions	(7,367.0398)	(35,743,853)	(4,839.0585)	(30,406,584)	(66,150,437)
Transfers	(1,326.7028)	(6,453,480)	1,025.0574	6,453,480	-
Balance at September 30, 2009	138,438.6924	$670,137,654	57,421.4483	$362,580,346	$1,032,718,000

	Class A Interests		Class B Interests
	Units	Amount	Units	Amount	Total
Nine Months Ended September 30, 2008
Balance at December 31, 2007	94,188.7078	$364,289,314	36,968.6171	$180,817,671	$545,106,985
Net income for the nine months ended September 30, 2008	-	39,577,371	-	21,925,511	61,502,882
Contributions	22,398.8129	95,765,492	10,309.8664	55,868,466	151,633,958
Redemptions	(10,156.9137)	(44,638,161)	(3,144.1560)	(16,852,640)	(61,490,801)
Transfers	(166.0804)	(711,220)	131.0055	711,220	-
Balance at September 30, 2008	106,264.5266	$454,282,796	44,265.3330	$242,470,228	$696,753,024

Net Asset Value Per Unit

September 30, 2009		December 31, 2008		September 30, 2008		December 31, 2007
Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B

$4,840.68	$6,314.37	$5,018.96	$6,460.05	$4,275.02	$5,477.66	$3,867.65	$4,891.11

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS
(Unaudited)
__________

Note 1:	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General Description of the Fund:

Futures Portfolio Fund, Limited Partnership (the “Fund”) is a Maryland limited partnership, which operates as a commodity investment pool that commenced trading operations on January 2, 1990.  The Fund issues units of Limited Partnership Interests (“Units”) in two Classes, Class A and Class B, which represent units of fractional undivided beneficial interest in and ownership of the Fund.  The Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Limited Partnership Agreement.

The Fund utilizes commodity trading advisors to engage in the trading of futures contracts, forward currency contracts, and other financial instruments traded in the United States and internationally.

The Fund is a registrant with the U.S. Securities and Exchange Commission (“SEC”) pursuant to the Securities Act of 1933, as amended, (the “’33 Act”) and the U.S. Securities Exchange Act of 1934 (the “’34 Act”).  As a registrant, the Fund is subject to the regulations of the SEC and the disclosure requirements of the Act.  As a commodity pool, the Fund is subject to the regulations of the U.S.  Commodity Futures Trading Commission, an agency of the United States (“U.S.”) government which regulates most aspects of the commodity futures industry; rules of the National Futures Association (“NFA”), an industry self-regulatory organization; rules of Financial Industry Regulatory Authority (“FINRA”), an industry self-regulatory organization; and the requirements of commodity exchanges where the Fund executes transactions.  Additionally, the Fund is subject to the requirements of Futures Commission Merchants (brokers) and Interbank market makers through which the fund trades.

Steben & Company, Inc. (“Steben & Company”, the “General Partner” or the “Commodity Pool Operator”), is a Maryland corporation registered with the CFTC as a commodity pool operator and a commodities introducing broker, and is also registered with the SEC as a registered investment advisor and a broker-dealer.  The General Partner is a member of the NFA and FINRA. The General Partner manages all aspects of the Fund’s business and serves as one of the Fund’s Selling Agents.

Classes of Interests:

There are two Classes of Interests held by the Limited Partners, Class A and Class B Units. The General Partner may offer additional classes at its discretion. Both Class A and Class B Units are traded pursuant to identical trading programs and differ only in respect to the selling agents’ fees, which consists of selling agents’ commissions and broker dealer servicing fees. Class B Units are issued only at the General Partner’s discretion and are generally intended for investors who are participating in fee based investment advisory programs. All items of income or loss, except for the selling agents’ fees, are allocated pro rata between Class A and Class B Units. The selling agents’ fees applicable to each class of Units are then charged to each class. All items of income or loss allocated to each class of Units are then allocated pro rata to each Limited Partner within each class. For purposes of both financial reporting and calculation of redemption value, net asset value per Class A or Class B Unit is calculated by dividing the net asset value of Class A or Class B Interests by the number or outstanding units of Class A or Class B.

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

Revenue Recognition:

Futures, options on futures, forward currency and swap contracts are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses.  Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations. Commercial paper, corporate notes, U.S. Government securities and Government-sponsored enterprises are recorded at amortized cost and interest is accrued and recorded through maturity, which approximates fair value.  Fair value of exchange-traded contracts is based upon settlement prices. Fair value of non-exchange traded contracts is based upon third-party quoted dealer values on the Interbank market.

Cash and Cash Equivalents:

Cash equivalents are highly liquid investments with an original maturity of three months or less at the date of acquisition that are not held for sale in the normal course of business. The Fund is at risk to the extent that it maintains balances with such institutions in excess of insured limits; however, the Fund does not believe it is exposed to any significant credit risk. As of September 30, 2009, significant cash balances held at Newedge, UBS, and Bank of America are $261,849,432, $294,946,984 and $371,730,023, respectively.  As of December 31, 2008, significant cash balances held at Newedge, UBS, and Bank of America are $209,660,354, $213,671,965 and $81,663,804, respectively.

Brokerage Commissions:

Brokerage commissions include other trading fees and are charged to expense when contracts are opened and when the positions are closed.

Redemptions Payable:

Redemptions payable represent redemptions approved by the General Partner prior to period end, including those that are not effective until subsequent periods.  These redemptions have been recorded using the period end net asset value per Unit.

Income Taxes:

The Fund prepares calendar year U.S. and applicable state tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund, however, may be required to file returns in various state and local jurisdictions as a result of its operations or the residency of its partners.  For the three and nine months ended September 30, 2009 and 2008, and the year ended December 31, 2008, no income tax liability for uncertain tax positions has been recognized in the accompanying financial statements.  The 2006 through 2008 tax years generally remain subject to examination by U.S. federal and most state tax authorities.

Fair Value of Financial Instruments:

The Fund measures financial instruments at fair value, which is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy are described below:

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

The Fund’s investments in U.S. Government securities, commercial paper, Government-sponsored enterprises and corporate notes are short-term in nature with a duration of less than one year, and typically, the Fund holds these investments through maturity. As such, interest income generated from these investments is recorded in the statements of operations. The fair value of these investments as obtained from cash management and clearing firms statements are compared to amortized cost to verify that the carrying amounts approximates their fair value.

The Fund’s cash management account holder and clearing firm (UBS and Newedge, respectively) utilize pricing services to value U.S. Government securities, commercial paper, Government-sponsored enterprises and corporate notes investments. These pricing services utilize the market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. Valuation techniques consistent with the market approach include matrix pricing. Matrix pricing, which is used for Level 2 investments, is a mathematical technique used principally to value debt securities without relying exclusively on quoted prices for the specific securities, rather by relying on the securities’ relationship to other benchmark quoted securities.

U.S. Government securities are actively traded on a daily basis and the pricing services are able to obtain bid and ask quotes for identical assets by CUSIP. Commercial paper, Government-sponsored enterprises and corporate notes investments are also actively traded, however, the pricing services are only able to obtain bid and ask quotes for similar assets. As such, U.S. Government securities are classified within Level 1 and commercial paper, Government-sponsored enterprises and corporate notes investments are classified within Level 2.

Fair value of exchange traded contracts is based upon exchange settlement prices. Fair value of non-exchange traded contracts is based on third-party quoted dealer values on the Interbank market. The investments in money market funds and futures contracts are valued using quoted market prices and are classified within Level 1. The fair values of forward currency contracts are based upon an underlying asset, index, or reference rate or a combination of these factors and are classified within Level 2. The Fund uses some or all, when applicable, of these financial instruments as part of its trading activities. The recorded values of commercial paper, Government-sponsored enterprises, U.S. Government securities and corporate notes are based on amortized cost carrying amounts due to the short-term maturity of the instruments and are classified within Level 1 or 2; therefore, their carrying amounts approximate fair values.

The following tables present the Fund’s fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008:

	September 30, 2009
	Level 1	Level 2	Total
Equity in broker trading accounts
Futures contracts	$39,660,692		$39,660,692
Forward currency contracts		$5,001,820	$5,001,820
Government-sponsored enterprises		$107,341,414	$107,341,414
Cash and cash equivalents
Money market funds	$600,776,990		$600,776,990

	December 31, 2008
	Level 1	Level 2	Total
Equity in broker trading accounts
Futures contracts	$34,492,682		$34,492,682
Forward currency contracts		$(1,202,959)	$(1,202,959)
U.S. Government securities	$66,972,902		$66,972,902
Commercial paper		$140,590,377	$140,590,377
Government-sponsored enterprises		$75,198,945	$75,198,945
Corporate notes		$78,147,406	$78,147,406
Cash and cash equivalents
Money market funds	$256,592,512		$256,592,512

There were no Level 3 holdings as of September 30, 2009 or December 31, 2008 or during the three and nine months ended September 30, 2009 and 2008, respectively.

Derivative Instruments:

The Fund adopted the provisions of the Derivatives and Hedging Topic of the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification effective January 1, 2009.  As required, the Fund presents qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of the gains and losses on agreements.

The Fund’s derivative contracts are comprised of futures and currency forward contracts. These derivative contracts are recorded on the statements of financial condition as assets measured at fair value and the related realized and unrealized gain (loss) associated with these derivatives is recorded in the statements of operations. The Fund has considered the counterparty credit risk related to all its futures and forward currency contracts and does not deem any counterparty credit risk material at this time. The Fund does not designate any derivative instruments as hedging instruments.

As of September 30, 2009 and for the three and nine months ended September 30, 2009, the Fund’s derivative contracts had the following impact on the statements of financial condition and the statements of operations:

	Derivative Assets and Liabilities
Statements of Financial Condition Location	Assets	Liabilities	Net	Number of Contracts
Futures contracts
Agricultural	$5,759,379	$(784,772)	$4,974,607	5,007
Currency	10,656,964	(440,928)	10,216,036	4,945
Energy	365,551	(4,370,490)	(4,004,939)	2,524
Equity	1,478	(30,364)	(28,886)	20
Interest rate	21,121,712	(382,845)	20,738,867	36,836
Metal	10,360,588	(5,251,839)	5,108,749	4,775
Stock index	3,729,104	(1,072,846)	2,656,258	7,513
Net unrealized gain on open futures contracts	51,994,776	(12,334,084)	39,660,692	61,620

Forward contracts
Currency	Net unrealized gain (loss) on open forward currency contracts	7,143,681	(2,141,861)	5,001,820	N/A
		$59,138,457	$(14,475,945)	$44,662,512	N/A

	Revenue
	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
Statements of Operations Location	Net realized gain (loss)	Number of Contracts	Net realized gain (loss)	Number of Contracts
Futures Contracts
Agricultural	$2,973,007	15,253	$1,230,290	40,324
Currency	(1,393,033)	19,770	(6,233,611)	34,234
Energy	(19,190,870)	17,854	(21,725,672)	34,194
Equity	(182,209)	725	(82,127)	1,087
Interest rate	570,484	86,512	(9,651,428)	215,342
Metal	(1,446,981)	6,530	240,460	14,376
Stock index	31,688,972	33,875	58,509,749	72,710
	13,019,370	180,519	22,287,661	421,267

Forward contracts
Currency	2,706,661	N/A	(10,977,047)	N/A
Net realized gain (loss)	$15,726,031		$11,310,614

	Revenue
	Net change in unrealized gain (loss)
Statements of Operations Location	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Futures contracts
Agricultural	$882,036	$2,449,321
Currency	7,789,122	9,014,283
Energy	(7,920,562)	(5,939,995)
Equity	(28,738)	(28,886)
Interest rate	17,069,854	(26,132)
Metal	8,587,533	(2,678,206)
Stock index	1,591,361	2,377,625
	27,970,606	5,168,010

Forward contracts
Currency	4,543,894	6,204,779
Net change in unrealized gain (loss)	$32,514,500	$11,372,789

Foreign Currency Transactions:

The Fund’s functional currency is the U.S. dollar; however, it transacts business in currencies other than the U.S. dollar.  Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of the statements of financial condition. Income and expense items denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect during the period. Gains and losses resulting from the translation to U.S. dollars are reported in income currently as part of net trading gains and losses.

Reclassification:

Certain amounts in the 2008 financial statements have been reclassified to conform with the 2009 presentation without affecting previously reported partner’s capital (net asset value).

Recently Adopted Accounting Standards:

The Fund adopted FASB Accounting Standards Codification (the “Codification”) on July 1, 2009.  The Codification is the single source of authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”).  The Codification does not change U.S. GAAP but combines all authoritative standards into a comprehensive, topically organized online database.  Effective with the Codification launch on July 1, 2009, only one level of authoritative U.S. GAAP exists, other than guidance issued by the SEC.  All other accounting literature excluded from the Codification is considered non-authoritative.  The Codification impacted the Fund’s financial statement disclosures by eliminating prior FASB reference since all references to authoritative accounting literature are now referenced in accordance with the Codification.

The Fund adopted the provisions of the Subsequent Events Topic of the Codification effective June 30, 2009.  The Subsequent Event Topic establishes general standards of and accounting for and disclosure of events that occur after the balance sheet data but before financial statements are issued or available to be issued.

Note 2:	GENERAL PARTNER

The General Partner of the Fund is Steben & Company, Inc., which conducts and manages the business of the Fund.  During the nine months ended September 30, 2009 and 2008, the General Partner did not maintain a capital balance in the Fund; however, the sole shareholder of the General Partner has an investment in Class B Interests of the Fund.

During the nine months ended September 30, 2009 and 2008, the General Partner received the following compensation:

•	Class A Units incur a monthly management fee equal to 1/12 of 1.95 percent (1.95 percent per annum) of the net asset value of the Class A Interests as of the last day of each month.

•
Class A Units incur a monthly selling agents’ commissions equal to 1/12 of 2 percent (2.00 percent per annum) of the net asset value of the Class A Units as of the last day of each month. The General Partner, in turn, pays the selling agents’ commissions to the respective selling agents. If the selling agents’ commissions are not paid to the selling agent, or the General Partner was the selling agent, such portions of the selling agents’ commissions are retained by the General Partner.

•	Class B Units incur a monthly management fee equal to 1/12 of 1.95 percent (1.95 percent per annum) of the net asset value of the Class B Units as of the last day of each month.

•
Class B Units incur a monthly broker dealer servicing fee equal to 1/12 of 0.20 percent (0.20 percent per annum) of the net asset value of the Class B Units as of the last day of each month.  The General Partner, in turn, pays the broker dealers’ servicing fees to the respective selling agent.  If the broker dealers’ servicing fees are not paid to the selling agent, or the General Partner was the selling agent, such portions of the broker dealers’ servicing fees are retained by the General Partner.

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

The Fund deposits funds with brokers, subject to U.S. Commodity Futures Trading Commission regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Government securities and cash with such brokers. The Fund earns interest income on its assets deposited with the brokers.

Note 5:	OPERATING EXPENSES

The Fund is responsible for all of its operating expenses such as accounting, audit, legal, administrative, marketing and offering expenses.  Operating expenses also include salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund, such as salaries and commissions of General Partner marketing personnel, and administrative employee salaries and related costs.  Pursuant to the terms of the Limited Partnership Agreement, operating expenses that exceed 1 percent of the average month-end net assets of the Fund are the responsibility of the General Partner.  For the three and nine months ended September 30, 2009, actual operating expenses were below this 1 percent (pro rated operating expense limitation) of average month-end net assets of the Fund by $319,229 and $580,530, respectively.  For the three and nine months ended September 30, 2008, actual operating expenses exceeded this 1 percent (pro rated operating expense limitation) of average month-end net assets of the Fund by $879,390 and $586,634, respectively.  Additionally, during the three and nine months ended September 30, 2009, the General Partner voluntarily waived $556,610 and $1,883,103, respectively ($581,660 and $1,666,881, respectively – September 30, 2008), of operating expenses of the Fund, with such amounts included in operating expenses waived in the statements of operations.  As of September 30, 2009 and December 31, 2008, $1,616,010 and $1,313,479, respectively, were payable to the General Partner for operating expenses not waived.  Such amounts are presented as accounts payable in the statements of financial condition.

Note 6:	SUBSCRIPTIONS, DISTRIBUTIONS, AND REDEMPTIONS

Investments in the Fund are made by subscription agreement, subject to acceptance by the General Partner. Units are sold at the net asset value per Class A or Class B Unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as Limited Partners as of the beginning of the month following the month in which their subscriptions were accepted. At September 30, 2009 and December 31, 2008, the Fund had received subscriptions of $32,136,358 and $29,937,275, respectively, which were additions to the Fund or returned, if applicable, subsequent to the quarter-end and year-end.

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

Purchase and sale of futures contracts requires margin deposits with the brokers. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Government securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited. The Fund utilizes Newedge USA, LLC as its futures broker and Newedge Group (U.K. Branch) as its options broker and forwards counterparty.

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

The Fund utilizes UBS Financial Services, Inc. and Bank of America as its cash management securities broker for the investment of some margin excess amounts into short-term fixed income instruments including high grade commercial paper (interest bearing with some credit risk), U.S. Government securities and Government-sponsored enterprises (interest bearing and credit risk free) with durations no longer than one year. The Fund invests in certain commercial paper issued by an affiliate of UBS Financial Services, Inc. Fluctuations in prevailing interest rates could cause immaterial market-to-market losses on the Fund’s U.S. Government securities and other fixed income instruments, although substantially all of the short-term investments are held to maturity.

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

In addition to market risk, upon entering into commodity interest contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures and options on futures contracts traded in the United States and on most non-U.S. futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some non-U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.

In the case of forward contracts, over-the-counter options contracts or swap contracts, which are traded on the Interbank or other institutional market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a clearinghouse backed by a group of financial institutions; thus there likely will be greater counterparty credit risk. The Fund trades only with those counterparties that it believes to be creditworthy. All positions of the Fund are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

The net unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

	Futures Contracts (exchange traded)		Forward Currency Contracts (non-exchange traded)
	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Gross unrealized gains	$51,994,776	$45,886,155	$7,143,681	$2,924,001
Gross unrealized losses	(12,334,084)	(11,393,473)	(2,141,861)	(4,126,960)
Net unrealized gain (loss)	$39,660,692	$34,492,682	$5,001,820	$(1,202,959)

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

The statements of financial condition, including the condensed schedule of investments, as of September 30, 2009, the statements of operations for the three and nine months ended September 30, 2009 and 2008, the statements of cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2009 and 2008, and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary for a fair presentation of financial position as of September 30, 2009, results of operations for the three and nine months ended September 30, 2009 and 2008, cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2009 and 2008.  The results of operations for the three and nine months ended September 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Form 10-K as filed with the U.S. Securities and Exchange Commission.

Note 10:	FINANCIAL HIGHLIGHTS

The following information presents per Unit operating performance data and other supplemental financial data for the three and nine months ended September 30, 2009 and 2008.  This information has been derived from information presented in the financial statements.

	Three months ended September 30,
	2009		2008
	(Unaudited)		(Unaudited)
	Class A	Class B	Class A	Class B
	Interests	Interests	Interests	Interests

Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$4,714.65	$6,122.44	$4,669.68	$5,956.63

Income (loss) from operations:
Gain (loss) from trading (1)	225.14	292.65	(335.19)	(428.03)
Net investment loss (1)	(99.11)	(100.72)	(59.47)	(50.94)

Total income (loss) from operations	126.03	191.93	(394.66)	(478.97)

Net asset value per unit at end of period	$4,840.68	$6,314.37	$4,275.02	$5,477.66

Total Return	2.67%	3.13%	(8.45%)	(8.04%)

Supplemental data
Ratios to average net asset value:
Expenses prior to advisor incentive fees (2), (3) (4) (6)	6.31%	4.48%	5.91%	4.11%
Advisor incentive fees (5)	0.58%	0.57%	0.53%	0.53%

Total expenses	6.89%	5.05%	6.44%	4.64%

Net investment loss (2), (3) ,(4), (6)	(6.05%)	(4.22%)	(3.38%)	(1.58%)

	Nine months ended September 30,
	2009		2008
	(Unaudited)		(Unaudited)
	Class A	Class B	Class A	Class B
	Interests	Interests	Interests	Interests

Per Unit Performance
(for a unit outstanding throughout the entire period)

Net asset value per unit at beginning of period	$5,018.96	$6,460.05	$3,867.65	$4,891.11

Income (loss) from operations:
Gain from trading (1)	92.08	119.66	755.90	955.88
Net investment loss (1)	(270.36)	(265.34)	(348.53)	(369.33)

Total income (loss) from operations	(178.28)	(145.68)	407.37	586.55

Net asset value per unit at end of period	$4,840.68	$6,314.37	$4,275.02	$5,477.66

Total Return	(3.55%)	(2.26%)	10.53%	11.99%

Supplemental data
Ratios to average net asset value:
Expenses prior to advisor incentive fees (2), (3), (4) ,(6)	6.20%	4.39%	6.62%	4.77%
Advisor incentive fees (5)	1.37%	1.37%	5.63%	5.62%

Total expenses	7.57%	5.76%	12.25%	10.39%

Net investment loss (2), (3),(4), (6)	(5.60%)	(3.79%)	(3.47%)	(1.64%)

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

(2) All of the ratios under the supplemental data are computed net of voluntary and involuntary waivers of operating expenses.  For the three and nine months ended September 30, 2009, the ratios are net of 0.23% and 0.27% of average net asset value (0.87% and 0.48%, respectively - September 30, 2008) relating to the waivers of operating expenses. Both the nature and the amounts of the waivers are more fully explained in Note 5.

(3) The net investment loss includes interest income and excludes gains from trading activities as shown on the statements of operations.  The total amount is then reduced by all expenses, excluding brokerage commissions. The resulting amount is divided by the average net asset value for the period.

(4) Ratios have been annualized.

(5) Ratios have not been annualized.

(6) Ratio excludes advisor incentive fees.

Note 11:	SUBSEQUENT EVENTS

Management of the Fund evaluated subsequent events through November 16, 2009, the date these financial statements were issued.  There are no subsequent events to disclose.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Reference is made to Item 1, “Financial Statements,” the information contained therein is essential to, and should be read in connection with the following analysis.

Introduction

Futures Portfolio Fund, Limited Partnership (“the Fund”) is a Maryland limited partnership, formed on May 11, 1989 and began trading on January 2, 1990.  Utilizing professional trading advisors, the Fund may invest the proceeds from its offering of units in the speculative trading of futures, swaps, options and over-the-counter contracts, including currency forwards traded in the United States and internationally.  The Fund is an actively managed account with speculative trading profits as its objective. The Fund issues two different Classes of Interests, Class A units and Class B Units, which represent units of fractional undivided beneficial interest in and ownership of the Fund.

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

Despite the increased volatility in the capital markets, the Fund was not adversely impacted by these developments. In fact, as a result of the declining global markets, in 2008 and the first quarter of 2009, the Fund’s short positions in equity indices were highly profitable. Additionally, the Fund’s short positions in physical commodities and long positions in interest rate instruments were also profitable in 2008 as commodity prices decreased and bond prices increased.

Critical Accounting Policies

The preparation of the Fund’s financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and sets out a fair value hierarchy.  The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  Inputs are broadly defined as assumptions market participants would use in pricing an asset or liability. The three levels of the fair value hierarchy are described below:

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

The Fund’s investments in U.S. Government securities, commercial paper, Government-sponsored enterprises and corporate notes are short-term in nature with a duration of less than one year, and typically, the Fund holds these investments through maturity. As such, interest income generated from these investments is recorded in the statements of operations. The fair value of these investments as obtained from cash management and clearing firms statements are compared to amortized cost to verify that the carrying amounts approximates their fair value.

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

Fair value of exchange traded contracts is based upon exchange settlement prices. Fair value of non-exchange traded contracts is based on third party quoted dealer values of the Interbank market. The investments in money market funds and futures contracts are valued using quoted market prices and are classified within Level 1. The fair values of forward currency contracts are based upon an underlying asset, index, or reference rate or a combination of these factors and are classified within Level 2.  The Fund uses some or all, when applicable, of these financial instruments as part of its trading activities.  The recorded values of commercial paper, Government-sponsored enterprises, U.S. Government securities, and corporate notes are based on amortized cost carrying amounts due to the short-term maturity of the instruments and are classified within Level 1 or 2; therefore, their carrying amounts approximate fair values.

Futures, options on futures, forward currency, and swap contracts are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the statement of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses.  Any change in net unrealized gain or loss from the preceding period is reported in the statement of operations. Commercial paper, corporate notes, U.S. Government securities and Government-sponsored enterprises are recorded at amortized cost and interest is accrued and recorded through maturity, which approximates fair value.  Fair value of exchange-traded contracts is based upon settlement prices. Fair value of non-exchange traded contracts is based upon third-party quoted dealer values on the Interbank market.

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

As of September 30, 2009, the aggregate capitalization of the Fund was $1,032,718,000, consisting of Class A units of $670,137,654 and Class B units of $362,580,346.  The net asset value per unit of the Class A units was $4,840.68 and Class B units was $6,314.37 as of September 30, 2009.

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

Capital Resources

The Fund intends to raise additional capital only through the sale of Units offered pursuant to the continuing offering, and does not intend to raise any capital through borrowing. Due to the nature of the Fund’s business, the Fund does not contemplate making capital expenditures.  The Fund does not have, nor does it expect to have, any capital assets. Redemptions, exchanges, and sales of Units in the future will affect the amount of funds available for investments in futures interests in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units. There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Fund’s capital resource arrangements at the present time.

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

In addition to market risk, upon entering into futures and forward contracts there is a risk that the counterparty will not be able to meet its obligations to the Fund.  The counterparty for futures contracts traded in the United States and on most foreign exchanges is the clearinghouse associated with such exchange.  In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this risk.  In cases where the clearinghouse is not backed by the clearing members, like some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

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

Results of Operations

The returns for A Units for the three and nine months ended September 30, 2009 were 2.67% and (3.55%), respectively (returns of (8.45%) and 10.53% respectively – September 30, 2008). The returns for B units for the three and nine months ended September 30, 2009 were 3.13% and (2.26%), respectively (returns of (8.04%) and 11.99%, respectively – September 30, 2008). Further analysis of the trading gains and losses is provided below.

Past results are not indicative of future performance.

2009

January

A Units of the Fund were up 0.61% for the month of January 2009 and B Units were up 0.76%.  January ended with the Fund realizing profits in five out of nine market sectors. In contrast to the trends of the last few months, many of the markets traded by the Fund were directionless. General optimism after the Obama transition along with government intervention into the world’s financial markets seemed to dampen the steady declines in equity prices experienced in recent quarters. The energy sector was profitable, driven by gains from crude oil and natural gas, whose prices continued to decline on slowing demand and rising inventory levels. Similarly, industrial metals such as aluminum, nickel and zinc also declined due to inventory build-ups, benefiting the Fund’s short positions. In foreign currencies, the U.S. dollar strengthened as risk adverse investors continued to seek the perceived safety of the U.S. currency. Interest rate instruments edged lower during the month which went against the Fund’s long bond positions.

February

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

March

A Units of the Fund were down 3.09% for the month of March 2009 and B Units were down 2.95%.  During March prices moved against established trends and the Fund’s positions. After equity markets reached a new 12 year low, markets reversed and showed some signs of recovery. The rising equity indices, including the S&P 500, DAX and Nikkei 225 Index, moved against the Fund’s short positions, resulting in losses for the Fund. The U.S. dollar fell sharply following the U.S. Treasury Department’s announcement that it planned to repurchase toxic assets, in an effort to help stimulate bank lending. Most foreign currencies strengthened against the U.S. dollar moving against the Fund’s short foreign currency positions. In the interest rate instrument markets, prices settled higher adding some profit to the Fund’s long positions in that sector.

April

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

May

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

June

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

July

A Units of the Fund were down 0.72% for the month of July 2009 and B Units were down 0.57%.   So far, 2009 has proven to be a difficult year for managed futures investments. In contrast to the many steady trends of last year, this year’s markets have been characterized by several price reversals that went against established trends or by price movement without any sustained direction. This is not a new market phenomenon, but when it occurs it has historically posed challenges for systematic trend following programs, which the Fund utilizes. Although these recent months have been disappointing in the absolute sense, we have been satisfied with the Fund’s Trading Advisors’ ability to manage through this difficult environment. In July the Fund posted a loss as profits from equity indices, metals and foreign currencies were not sufficient to offset losses from energy and agricultural commodities. Equity markets were volatile as they initially fell early in the month in response to poor economic data in the U.S. By mid-month increased optimism about the global economy pushed equity markets to eight month highs. The rising global equity prices generated profits for the Fund’s long positions. The Fund’s long positions in base metals, including aluminum, nickel and copper, benefited from upward trends in those markets that also generated profits. In energy markets heating oil and gasoline prices continued to move sideways and generated losses for the Fund’s positions in this sector.

August

A Units of the Fund were up 1.41% for the month of August 2009 and B Unit’s were up 1.56%. It was a positive month for the Fund as all major sectors posted a profit with the exception of currencies. Performance was led by the Fund’s long positions in equity indices as further signs of economic recovery pushed equity prices higher. Globally, central banks indicated that near-term interest rate hikes were unlikely. In response, prices of short term interest rate instruments increased which benefited the Fund’s long positions. Price increases in sugar, wheat and corn contracts generated profits for the Fund’s long positions in agricultural commodities. Due to a drop in global supply, sugar prices hit a 28-year high as heavy rains in India and Brazil dampened inventory. Weak demand and increased production continued to send natural gas prices lower. Natural gas prices have fallen 84% in the last 13 months, which generated profits for the Fund’s short positions. Long positions in gasoline and crude oil were also profitable.

September

A Units of the Fund were up 1.98% for the month of September 2009 and B Unit’s were up 2.13%.  It was a positive month for the Fund as profits from interest rate instruments, foreign currencies and metals offset losses in the energy sector. Performance was led by the Fund’s long positions in interest rate instruments. Prices in both short-term instruments and long-term bonds have been trending higher since mid-August as central banks continue to signal that interest rates will remain low. The foreign currency sector generated profits as long positions in foreign currencies and short positions in the U.S. dollar were profitable. The USD declined to a twelve-month low versus the Euro and an eight-month low versus the yen. In the energy sector, natural gas rallied over 30% from a seven year low despite strong inventory data. The sudden increase in gas prices went against the Fund’s short positions generating losses for the Fund.

2008

January

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

February

A Units of the Fund were up 11.56% for the month of February 2008 and B Units were up 11.74%.  The Fund finished the month with net profits in all nine major market sectors. Physical commodities generated the largest profits as strong demand and tight supplies in a number of commodities drove contract prices to record highs. In the agricultural commodities sector, the Fund’s long positions in soybeans, wheat, coffee, corn and sugar were among the most profitable. Since the start of the year, wheat prices have climbed 21%, while soybeans and coffee were up 27% and 35% respectively. In the energy sector, light crude oil futures hit a new nominal high of $103.05 dollars per barrel. The Fund gained from its long positions in energy, especially crude oil, heating oil, gasoline and kerosene. In the metals sector, the Fund profited from its long positions in both precious and industrial metals including gold, silver, aluminum, platinum and copper. Short positions in equity indices profited as global indices weakened on fears of inflation and a weaker US dollar. Bond prices were mostly unchanged until the final days of the month, when prices jumped in reaction to Fed news about further rate cuts. The net increase in bond prices benefited the Fund’s long bond positions.

March

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

April

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

May

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

June

A Units of the Fund were up 6.42% for the month of June 2008 and B Units were up 6.53%.  The Fund’s systematic trading strategies generated profits from trends in all of the major market sectors in September. Crude oil, heating oil, gasoline and natural gas soared to new highs, producing significant profits from the Fund’s long energy sector positions. Higher energy prices, weakness in the U.S. dollar and concerns over inflation drove stock markets into bear market territory. The falling equity prices produced profits from the Fund’s short equity index positions. Agricultural prices rose this month as severe flooding in the U.S. threatened summer crop supplies. The rising prices benefited the Fund’s long positions in soybeans, corn and wheat. The Fund also profited from long positions in metals including copper, gold and zinc.

July

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

August

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

September

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following tables indicate the trading Value at Risk associated with the Fund's open positions by market category as of July 31, 2009, August 31, 2009 and September 30, 2009.  All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of July 31, 2009, August 31, 2009 and September 30, 2009, the Fund's total capitalization was $950,471,185, $991,459,863 and $1,032,718,000, respectively.

THIRD QUARTER 2009

	July 2009	% of Total	August 2009	% of Total	September 2009	% of Total
Market Sector	Value at Risk	Capitalization	Value at Risk	Capitalization	Value at Risk	Capitalization

Agricultural	$8,990,241	0.95%	$8,254,258	0.83%	$8,838,849	0.86%
Currency	32,162,803	3.38%	34,264,314	3.46%	43,030,301	4.17%
Energy	17,318,671	1.82%	16,999,472	1.71%	11,752,275	1.14%
Interest rates	36,877,834	3.88%	36,046,691	3.64%	46,027,680	4.46%
Metal	7,466,119	0.79%	8,492,742	0.86%	13,203,650	1.28%
Stock indices	26,335,884	2.77%	34,515,005	3.48%	40,144,266	3.89%
Total	$129,151,552	13.59%	$138,572,482	13.98%	$162,997,021	15.80%

Of the 2.67% and (3.55%) return for the three and nine months ended September 30, 2009 for A Units, approximately 4.77% and 1.83% was due to trading gain (after commissions) and approximately 0.07% and 0.44% was due to interest income, offset by approximately (2.17%) and (5.82%) in incentive fees, management fees, selling agents’ fees and operating expenses borne by the Fund, respectively.  Of the 3.13% and (2.26%) return for the three and nine months ended September 30, 2009 for B Units, approximately 4.77% and 1.85% was due to trading gain (after commissions) and approximately 0.07% and 0.44% was due to interest income, offset by approximately (1.71%) and (4.55%) in incentive fees, management fees, selling agents’ fees and operating expenses borne by the Fund, respectively.

Material Limitations on Value at Risk as an Assessment of Market Risk

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

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

The following were the primary trading risk exposures of the Fund as of September 30, 2009, by market sector.

Agricultural

The Fund’s primary Agricultural exposure is due price movements in agricultural commodities, which are often directly affected by severe or unexpected weather conditions as well as other factors.  The Fund's agricultural exposure is primarily to cotton, coffee, cocoa, rubber, corn, soybeans and wheat.

Currencies

The Fund's currency risk exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Fund trades various currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar.  The General Partner does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future.

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

Metals

The Fund's metals market exposure is primarily to fluctuations in the price of aluminum, copper, gold, silver, nickel, platinum, lead and zinc.

Stock Indices

The Fund's primary equity exposure is to equity price risk in many countries other than the U.S.  The stock index futures traded by the Fund are limited to futures on broadly based indices.  The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European, Hong Kong, and Japanese indices.  (Static markets would not cause major market changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous small losses.)

Qualitative Disclosures Regarding Non-Trading Risk Exposure.

The following were the primary non-trading risk exposures of the Fund as of September 30, 2009.

Foreign Currency Balances

The Fund's primary foreign currency balances are in Euros, Japanese yen, British pounds, Australian dollars, Singapore dollars, New Zealand dollars and Canadian dollars.  The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than once a week).

U.S. Government Securities, Government-Sponsored Enterprises, Commercial Paper Securities and Corporate Notes

The Fund utilizes UBS Financial Services, Inc. as its cash management securities brokers for the investment of some margin excess amounts into short-term fixed income instruments, either directly or through liquid money market funds, including high grade commercial paper (interest bearing with some credit risk), Government-sponsored enterprises (interest bearing and credit risk free) and corporate notes with durations no longer than one year. Excess margin amounts may also be placed in liquid money market funds at Bank of America. In addition, U.S. Government securities are held with Newedge USA, LLC. Violent fluctuations in prevailing interest rates could cause material mark-to-market losses on the Fund's short term investments; although substantially all short term investments are held to maturity.

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

Item 4: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the General Partner, including its Chief Executive Officer and Interim Chief Financial Officer, the Fund evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of December 31, 2008 (the “Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon our evaluation, the Chief Executive Officer and Interim Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective to provide reasonable assurance that they are timely alerted to material information relating to the Fund required to be disclosed in the Fund’s periodic SEC filings.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the Fund’s last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II-OTHER INFORMATION

Item 1: Legal Proceedings.

None

Item 1A: Risk Factors.

There have been no material changes from the risk factors disclosed in the Fund’s Form 10-K for the year-ended December 31, 2008.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Between July and September 2009, the Fund issued Units at monthly closings as set forth in the following chart. However, pursuant to Regulation Section 229.701 Item 701(d), the Fund enjoys the private offering exemption within the Securities Exchange Act of 1933 Section 4(2). The Fund is privately offered and sold to “accredited investors” as defined in Securities Exchange Act of 1933 Rule 501(a).

Schedule of Number of Units and Dollar Amount of Interests Issued
(Contributions)
(Includes both A and B Units)

Month	Dollar Amount of Interests Issued	Number of Additional Units Issued

July 2009	$22,716,967	4,385.3024
August 2009	$34,956,520	6,950.2417
September 2009	$24,515,421	4,729.0313

Item 3: Defaults Upon Senior Securities

Not applicable.

Item 4: Submissions of Matters to a vote of Security Holders.

None

Item 5: Other Information

None

Item 6: Exhibits.

(a)   Exhibits and Index.

The following exhibits filed herewith.

Exhibit No.	Description of Document	Page No.

31.01	Certification of Kenneth E. Steben, Chief Executive Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	E-2

31.02	Certification of Yun T. Callahan, Controller and Interim Chief Financial Officer, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934.	E-3

32.01	Certification of Kenneth E. Steben, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.	E-4

32.02	Certification of Yun T. Callahan, Controller and Interim Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as enacted by Section 906 of The Sarbanes-Oxley Act of 2002.	E-5

(b) Reports.

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FUTURES PORTFOLIO FUND,
LIMITED PARTNERSHIP
(Registrant)

By:	Steben & Company, Inc.
General Partner

By:	/s/ Kenneth E. Steben	November 16, 2009
Kenneth E. Steben
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Yun T. Callahan	November 16, 2009
Yun T. Callahan
Controller and Interim Chief Financial Officer
(Principal Financial Officer)

E-1