Form 10-K
period 2009-12-31
FUTURES PORTFOLIO FUND L.P.
filed 2010-03-26
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009

Commission file number:  000-50728

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

Incorporated in Maryland	IRS Employer Identification No.: 52-1627106

c/o Steben & Company, Inc.
2099 Gaither Road, Suite 200
Rockville, Maryland 20850
Telephone:  (240) 631-9808

Securities to be registered pursuant to Section 12(b) of the Act: NONE

Securities to be registered pursuant to Section 12(g) of the Act:  Limited Partner Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of  “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐ Yes ☒ No

Aggregate market value of the voting and non-voting common equity held by non-affiliates: the registrant is a limited partnership; N/A.

PART I

Item 1.	Business

Futures Portfolio Fund, Limited Partnership (“Fund”) is a Maryland limited partnership, formed on May 11, 1989, that utilizes professional trading advisors to engage in the trading of commodity futures contracts, other commodity interests, options, securities and forward contracts.  The Fund began trading on January 2, 1990.  The Fund is actively managed, with speculative trading profits as its objective.

Under the Third Amended and Restated Limited Partnership Agreement (“Partnership Agreement”), exclusive management of all aspects of the Fund’s business and administration is carried out by Steben & Company, Inc. (“General Partner”), a Maryland corporation organized in February 1989.  The General Partner is registered with the Commodity Futures Trading Commission (“CFTC”) as a commodity pool operator and an introducing broker, and is a member of the National Futures Association (“NFA”) in such capacities.  The General Partner is registered with the U.S. Securities and Exchange Commission (“SEC”) as a broker dealer and is a member of FINRA in such capacity.  The General Partner is also registered with the SEC as an investment adviser.  The Fund is not a registered investment company.

The Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Partnership Agreement.  The General Partner has no present intention of withdrawing and intends to continue the Fund’s business as long as it believes that it is in the best interest of the Partners to do so.  In addition, certain events may occur which could result in early termination.

The Fund’s assets are allocated among professional commodity trading advisors (“Trading Advisors”).  While it is not currently the case, portions of the Fund’s assets may be allocated to other investment funds or pools at the discretion of the General Partner in order to access the services of particular Trading Advisors.  The General Partner is responsible for selecting and monitoring the Trading Advisors, and it may add new Trading Advisors in the future, terminate the current Trading Advisors, and will, in general, allocate and reallocate the Fund’s assets among the Trading Advisors as it deems is in the best interests of the Fund.

As of December 31, 2009, the aggregate capitalization of the Fund was $1,057,734,905, consisting of Class A interest of $688,434,529 and Class B interest of $369,300,376.  The net asset value per limited partner interests (“Units”) of the Class A Units was $4,668.87 and Class B Units was $6,118.04 as of December 31, 2009.

The Fund’s business constitutes only one segment for financial reporting purposes, i.e., a speculative commodity pool.

General

The purpose of the Fund is to engage in the speculative trading, buying, selling and, or otherwise acquiring, holding or disposing of commodities, including futures contracts, option contracts, forward contracts and swaps, and any other rights pertaining thereto for such other purposes as may be incidental or related thereto.

The Fund trades speculatively in United States (“U.S.”) and international futures contracts, including those relating to energy products, agricultural products, precious and base metals, stock market indices, interest rates (short-term and long-term), single stock futures and foreign currencies (majors, minors and cross rates).  The Fund also trades forward currency contracts, and may trade options and swaps, and other forwards in the future.

The Fund trades on a variety of U.S. and international futures exchanges.  Approximately 97% of the Fund’s trading is currently in the form of exchange traded futures, and the balance is in off-exchange forward currency contracts.  All of the Fund’s off-exchange trading takes place in highly liquid, institutionally-based forward currency markets, although other types of forward contracts may be traded in the future.

As in the case of its market sector allocations, the Fund’s commitments to different types of markets - U.S. and non-U.S., regulated and non-regulated - differ substantially from time to time, as well as over time, and may change at any time if the Fund’s Trading Advisors, with the approval of the General Partner determines such change is in the best interests of the Fund.

General Partner

The General Partner manages all aspects of the Fund’s business, including selecting the Fund’s Trading Advisors; allocating the Fund’s assets among them; possibly investing a portion of the Fund’s assets in other investment pools; selecting the Fund’s futures broker(s), accountants and attorneys; computing the Fund’s net assets; reporting to limited partners; directing the investment of Fund excess margin monies in interest-bearing instruments and/or cash; and processing subscriptions and redemptions. The General Partner maintains office facilities for and furnishes administrative and clerical services to the Fund.  The General Partner is reimbursed for certain out of pocket expenses for the Fund, including clerical, accounting, legal, postage and shipping, offering costs, printing and other expenses of the Fund.  There have been no material administrative, civil or criminal actions within the past five years against the General Partner or its principals, and no such actions currently are pending.

Trading Advisors and Trading Levels

As of December 31, 2009, the Trading Advisors of the Fund and the allocation of the Fund’s trading level are reflected as follows:

% of Total Allocations
Altis Partners (Jersey), Ltd	14%
Aspect Capital, Ltd	10%
BlueCrest Capital Management LLP	23%
Quantitative Investment Management, LLC	16%
Sunrise Capital Partners, LLC	10%
Transtrend BV	15%
Winton Capital Management, Ltd.	12%

These allocations are subject to change at the General Partner’s sole discretion.

While past performance is not necessarily indicative of future results, the General Partner believes it is in the interests of the Fund to select Trading Advisors who have demonstrated ability during their trading history.  Consideration is given to the consistency of past returns.  Each Trading Advisor’s reputation, personnel, integrity and trading psychology, as well as its overall trading skill, money management, administrative support and the total amount of funds under management are also considered.  Finally, the General Partner uses its discretion and judgment in applying each of the above factors in making a final determination to include a particular Trading Advisor in the Fund.

The Futures Broker and Forward Currency Counterparties

The Fund utilizes Newedge USA, LLC as its futures broker (“futures broker”) and Newedge Group (U.K. Branch) as its forward currency counterparty (“forward currency counterparty”) (collectively “NUSA”).  The Fund also utilizes UBS A.G. as its forward currency counterparty (“forward currency counterparty”).  The General Partner may, in its discretion, have the Fund utilize other futures brokers, swap or forward currency counterparties if it deems it to be in the best interest of the Fund.

Newedge Group was formed on January 2, 2008 as a joint venture by Société Générale and Calyon to combine the brokerage activities previously carried by their respective subsidiaries which comprised the Fimat Group and the Calyon Financial Group of affiliated entities.  Newedge Group (U.K. Branch) is a branch of Newedge Group and is regulated in France as a bank by the CECEI (Banque de France) and supervised by Commission Bancaire and the Autorité des Marchés Financiers for the conduct of investment services, and regulated by the Financial Services Authority for the conduct of business in the U.K.

Newedge USA, LLC is a subsidiary of Newedge Group, which was formed through a merger with Newedge Financial Inc. (“NFI”) – formerly known as Calyon Financial Inc. on September 1, 2008.  In March 2008, NFI settled, without admitting or denying the allegations, a disciplinary action brought by the New York Mercantile Exchange (“NYMEX”) alleging that NFI violated NYMEX rules related to: numbering and time stamping orders by failing properly to record a floor order ticket; wash trading; failure to adequately supervise employees; and violation of a prior NYMEX cease and desist order, effective as of December 5, 2006, related to numbering and time stamping orders and block trades.  NFI paid a $100,000 fine to NYMEX in connection with this settlement.

Other than the foregoing proceeding, which did not have a material adverse effect upon the financial condition of NUSA, there have been no material administrative, civil or criminal actions brought, pending or concluded against NUSA, or its principals in the past five years.

Affiliates of NUSA may execute transactions opposite the Fund as principal.

Cash Management Securities Brokers

The Fund utilizes UBS Financial Services, Inc. and Banc of America Securities as its cash management securities brokers (“cash management securities brokers”).  The General Partner may, in its discretion, have the Fund utilize other cash management securities brokers if it deems it to be in the best interest of the Fund.

The Fund maintains accounts with the cash management securities brokers for the purpose of investing margin excess balances typically in short-term fixed and similar interest-bearing instruments, which may include money market funds.

Limited Role of the Futures Broker, Forward Currency Counterparties and Cash Management Securities Brokers

The services of NUSA, UBS A.G. and UBS Financial Services, Inc. (collectively “UBS”), and Banc of America Securities in their capacities as futures broker, forward currency counterparties and cash management securities brokers, are limited to transaction execution and clearance, record-keeping, transmittal of confirmations and statements to the General Partner, calculating the equity balances and margin requirements for the Fund’s account and similar administrative functions. The opening and maintenance of the Fund’s accounts with NUSA, UBS or Banc of America Securities does not constitute an endorsement or recommendation of the Fund, the General Partner or the Trading Advisor.

NUSA, UBS and Banc of America Securities have not assisted in the preparation of this annual report, except to the extent they have provided general information about their operations and legal proceedings against them.  NUSA, UBS and Banc of America Securities are not connected in any way with the Fund, the General Partner or the Trading Advisor other than in their capacity as futures broker, forward currency counterparties and cash management securities brokers, respectively, on behalf of the Fund.  The General Partner may elect to have the Fund use other futures brokers, cash management securities brokers, options brokers, forwards or swaps counterparties in the future when it deems, in its discretion, that it would be in the Fund’s best interest to do so.

Description of Current Charges

Charges	Amount
General Partner Management Fee
Class A and B Units incur a monthly General Partner management fee equal to 1/12th of 1.95% of Class A and Class B Units of Fund net asset value at the end of each month, payable in arrears.  The General Partner may pay a portion of its monthly management fee on an ongoing basis to selected agents who have sold Units, in return for their provision of ongoing services to limited partners.

General Partner 1 percent allocation	The General Partner receives an annual allocation of 1% of any increase (or decrease) in the Fund’s net asset value, without regard to contributions and redemptions.

Advisor Management Fees	Each Class of Units incur monthly Advisor management fees, payable monthly or quarterly in arrears, to the Trading Advisors (based upon the assets under their management), equal to:
	•	Altis Partners (Jersey), Ltd: 1/12th of 1%
	•	Aspect Capital, Ltd: 1/12th of 2%
	•	BlueCrest Capital Management, LLP: 1/12th of 2%
	•	Quantitative Investment Management, LLC: 0%
	•	Sunrise Capital Partners, LLC: 1/12th of 1%
	•	Transtrend BV: 1/12th of 1%
	•	Winton Capital Management, Ltd: 1/12th of 1.5%

Charges	Amount
Advisor Incentive Fees
Each Class of Units incur quarterly Advisor incentive fees, payable in arrears to the Trading Advisors,  for any “Net New Trading Profits” generated on the portion of the Fund the respective Trading Advisor manages, equal to:

	•	Altis Partners (Jersey), Ltd	25%
	•	Aspect Capital, Ltd	20%
	•	BlueCrest Capital Management, LLP	20%
	•	Quantitative Investment Management, LLC	30%
	•	Sunrise Capital Partners, LLC	25%
	•	Transtrend BV	25%
	•	Winton Capital Management Ltd	20%

Brokerage Commissions
The Fund incurs brokerage commissions on U.S. futures exchanges at the approximate rate of $0.10 to $29.52, with an average of $5.01 per “round-turn” futures transaction (includes NFA, execution, clearing and exchange fees).  Brokerage commissions may be higher for trades executed on certain foreign exchanges.

Selling Agent Commissions and Broker Dealer Servicing Fees
The General Partner charges monthly selling agent commissions equal to 1/12th of 2% of the month-end net asset value for Class A Units and monthly broker dealer servicing fees equal to 1/12th of 0.2% of the month-end net asset value for Class B Units, payable in arrears. The General Partner, in turn, pays selling agent commissions and broker dealer servicing fees to the respective selling agents.  If selling agent fees are not paid to the selling agents, or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

Administrative Expenses
The Fund reimburses the General Partner for actual monthly administrative expenses up to 1/12th of 0.65% of the Fund’s month-end net asset value, payable quarterly in arrears.  However, if and to the extent these expenses (other than extraordinary costs) exceed 1.00% of the Fund’s average month-end net assets value per calendar year, the General Partner will reimburse the Fund for such excess after the close of the applicable year.  These expenses during the years ended 2009, 2008, and 2007 were 0.65%, 0.65%, and 0.67% of the Fund’s average net asset value, respectively.

The administrative expenses include all accounting, audit, legal, administrative, marketing and offering expenses, and other back office expenses related to the administration of the Fund.

The Fund may incur extraordinary expenses (including extraordinary legal and accounting fees), although none are anticipated.

Regulation

Under the Commodity Exchange Act (“CEAct”), commodity exchanges and commodity futures trading are subject to regulation by the CFTC. The NFA, a registered futures association under the CEAct, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of “commodity trading advisors,” “commodity pool operators,” “futures commission merchants,” “introducing brokers” and their respective “associated persons” and “floor brokers.” The CEAct requires “commodity pool operators,” “commodity trading advisors” and “futures brokers” or “futures commission merchants,” such as the Fund’s futures broker, to be registered and to comply with various reporting and record keeping requirements. The General Partner and the Fund’s futures broker are members of the NFA. The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the CEAct or rules and regulations promulgated thereunder. In the event the General Partner’s registration as a commodity pool operator is terminated or suspended, the General Partner would be unable to continue to manage the business of the Fund.  Should the General Partner’s registration be suspended, termination of the Fund might result.

In addition to such registration requirements, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Fund, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Fund also trades in dealer markets for forward contracts, which are not regulated by the CFTC. Federal and state banking authorities also do not regulate forward trading or forward dealers. In addition, the Fund trades on international commodity exchanges, which are not subject to regulation by any U.S. Government agency or related entity.

The Fund has no employees.

Competition

The Fund operates in a competitive environment in which it faces several forms of competition, including, without limitation, the following:

•	The Fund competes with other commodity pools and other investment vehicles for investors.

•	The Trading Advisors may compete with other traders in the markets in establishing or liquidating positions on behalf of the Fund.

Financial Information about Geographic Areas

The Fund does not engage in material operations in foreign countries (although it does trade in forward currency contracts and on international futures markets), nor is a material portion of its funds derived from foreign investors.

Available Information

The Fund files Forms 10-Q, 10-K, 8-K, 3 and 4, as required, with the SEC. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  Additional information about the Reference Room may be obtained by calling the SEC at (800) SEC-0330. Additional reports, proxy and information statements, and other reports filed electronically with the SEC may be found at http://www.sec.gov.

Reports to Security Holders

None.

Enforceability of Civil Liabilities Against Foreign Persons

None.

Item 1A.	Risk Factors

No Limitations on Trading Policies

The Fund’s Partnership Agreement places no limitation on the trading policies the General Partner may pursue for the Fund.

Potential Increase in Leverage

The General Partner may increase the leverage utilized with a particular Trading Advisor by the use of notional funds.  Notional funds are utilized when a Trading Advisor is instructed to trade an account according to its trading system under the assumption that the account is larger than the actual cash or securities on hand.  This additional leverage, while creating additional profit potential which the General Partner feels may be appropriate with certain Trading Advisors in light of the Fund’s multi-trader diversification, also increases the risk of loss to the Fund.

Volatility

The volatility of the Fund is expected to be similar to what it has been in the past, although it could be more or less volatile in the future depending upon the volatility of the market, the success of the Trading Advisors and the level of notional funding utilized by the General Partner in its allocations to the Trading Advisors.

Liquidity

Although the Fund offers monthly redemptions, the Fund may delay payment if special circumstances require, such as a market emergency that prevents the liquidation of commodity positions or a delay or default in payment to the Fund by the futures broker or a counterparty.

Complex Fee Structure

Allocation to more than one Trading Advisor makes the Fund’s fee structure more complex which in turn could diminish the pool’s profit potential.

Fund Expenses Will Be Substantial

The Fund is obligated to pay brokerage commissions, management fees to the General Partner and various Trading Advisors and other administrative expenses, regardless of whether it realizes profits.  The Fund will need to make substantial trading profits to avoid depletion of its assets from these expenses.

Reliance on General Partner

The Fund’s success depends significantly on the General Partner’s ability to select Trading Advisors.

Dependence on Key Personnel

The General Partner is dependent on the services of Mr. Kenneth E. Steben and key management personnel.  If Mr. Steben’s services became unavailable, another principal of the firm or a new principal (whose experience cannot be known at this time) will need to take charge of the General Partner.

Reliance on the Trading Advisors

The Fund’s success depends largely on the ability of its Trading Advisors.  There can be no assurance that their trading methods will produce profits (or not generate losses).  Past performance is not necessarily indicative of future results.

Reliance on Futures Broker’s Financial Condition

If the futures broker becomes insolvent, the Fund might incur a loss of all or a portion of the funds it had deposited directly or indirectly with the futures broker.  There is no government insurance for commodity brokerage accounts.  Such a loss could occur if the futures broker unlawfully failed to segregate its customers’ funds or if a customer failed to pay a deficiency in its account.

Use of Money Market Instruments

Prior to the issuance of Units at monthly closings, an investor’s subscription proceeds are maintained in an escrow account at Bank of America, which earns interest that will accrue to the benefit of the investor.  The Fund also maintains an operating account at Bank of America, which earns interest for the benefit of the Fund.  In addition, a percentage of the Fund’s assets may be maintained in money market funds with UBS Financial Services, Inc. and Banc of America, which earns interest for the benefit of the Fund. These money market accounts invest primarily in high quality short term money market instruments.  Although these investments are considered to be high quality, some of the securities utilized by the money market funds are neither guaranteed by the U.S. Government nor supported by the full faith and credit of the U.S. Government.  There is some risk that an issuer of the short term money market instruments utilized in the money market account may fail to pay the interest and principal in a timely manner, or that negative perceptions about the issuer’s ability to make such payments will cause the price of these instruments to decline in value.

Investment in Other Investment Pools

The Fund may invest in other pools.  The Fund expects to be liable to those pools (e.g., limited partners), only for the amount of its investment plus any undistributed profits.  However, there can be no assurance in this regard, and the Fund might invest as a general partner if the situation warranted, and thus be liable for additional amounts.

Investment in pools (or similar investment vehicles), as distinguished from direct participation in the markets, has several potential disadvantages.  Those investments may increase the Fund’s expenses, since the Fund will have to pay its pro rata share of the expenses borne by the investors in the pools, and the pools may have higher expenses.  The Fund will generally be a minority investor in those pools and thus lack control over the pools.  The pools might (a) change trading policies, strategies and trading advisors without prior notice to the Fund; (b) substantially restrict the ability of their investors to withdraw their capital from the pools; (c) be new ventures with little or no operating history; (d) be general rather than limited partnerships, thus increasing the Fund’s liability; and/or (e) use aggressive leveraging policies.

Use of Electronic Trading

The Trading Advisors may utilize electronic trading while implementing their strategies on behalf of the Fund. Electronic trading differs from traditional methods of trading.  Electronic system transactions are subject to the rules and regulations of the exchanges offering the system or listing the specific contracts.  Attributes of electronic trading may vary widely among the various electronic trading systems with respect to order requirements, processes and administration. There may also be differences regarding conditions for access and reasons for termination and limitations on the types of orders that may be placed into the system.  These factors may present various risk factors with respect to trading on or using a specific system.  Electronic trading systems may also possess particular risks related to system access, varying response times and security procedures.  Internet enabled systems may also have additional risks associated with service providers and the delivery and monitoring of electronic communications.

Electronic trading may also be subject to risks associated with system or component failure.  In the event of system or component failure, it is possible that a Trading Advisor may not be able to initiate new orders, fill existing orders or modify or cancel orders that were previously entered, as well as exit existing positions.  System or component failure may also result in loss of orders or order priority.  Some contracts offered on an electronic trading system may also be traded electronically and through open outcry during the same trading hours. Exchanges offering an electronic trading system which lists contracts may have implemented rules to limit their liability, the liability of futures brokers, as well as software and communication system vendors and the damages that may be collected for system inoperability and delays.  These limitations of liability provisions may vary among the various exchanges.

Changes in Trading Strategies

The trading strategies of the Trading Advisors are continually developing.  The Trading Advisors are free to make any changes in their trading strategies, without notice, if they feel that doing so will be in the Fund’s best interest.  The General Partner will notify the limited partners of any such changes that the General Partner considers material.  Changes in commodities or the markets traded shall not be deemed a change in trading strategy.

Disadvantages of Periodic Incentive Fees

The Trading Advisor incentive fees (if any) are paid on a quarterly basis, therefore they could receive incentive fees for a period even though their trading for the year was unprofitable.  Once an incentive fee is paid, the Trading Advisors retain the fee regardless of their subsequent performance, but no new incentive fees will be paid until after any previous losses have been recovered.

Disadvantages of Multi-Trader Structure

The Fund’s use of multiple Trading Advisors to conduct its trading has several potential disadvantages.

Each Trading Advisor is paid incentive fees solely on the basis of its trading for the Fund.  The Fund, therefore, could have periods in which it pays fees to one or more Trading Advisors even though the Fund, as a whole, has a loss for the period (because the losses incurred by the Fund from unprofitable Trading Advisors exceed the profits earned by the Fund from profitable Trading Advisors).

Because the Trading Advisors trade independently of each other, they may establish offsetting positions for the Fund.  For example, one Trading Advisor may sell 10 March wheat contracts at the same time another Trading Advisor buys 10 March wheat contracts.  The net effect for the Fund will be the incurring of two brokerage commissions without the potential for earning a profit (or incurring a loss).

Under certain unusual circumstances, the Fund might have to direct a Trading Advisor to liquidate positions in order to generate funds needed to meet margin calls, to fund the redemption of Units, or to permit the reallocation of funds to another Trading Advisor.  Such liquidations could disrupt the Trading Advisor’s trading system or method.

Disadvantages of Replacing Trading Advisors

The General Partner has the authority to reallocate the Fund’s assets among the Trading Advisors, terminate Trading Advisors and allocate assets to new Trading Advisor(s), or invest the Fund’s assets in other investment funds or commodity pools.

Trading Advisors generally have to “make up” previous trading losses incurred by the Fund on portions of the Fund the Trading Advisors are managing, before they can earn an incentive fee.  However, a Trading Advisor might terminate its services to the Fund or the General Partner might decide to replace a Trading Advisor when it has such a loss carry-forward.  The Fund might have to pay a new Trading Advisor higher advisory fees than are currently being paid to the current Trading Advisor.  In addition, the Fund would lose the potential benefit of not having to pay the Trading Advisor an incentive fee during the time that the Trading Advisor was generating profits that made up for the prior losses.  The replacement Trading Advisor would “start from scratch,” that is, the Fund would have to pay a new Trading Advisor an incentive fee for each dollar of profit it generated for the Fund, regardless of the Fund’s previous experience.

Limited Partners Do Not Participate in Management

Limited partners are not entitled to participate in the management of the Fund or the conduct of its business.

Non-Transferability of Units

Investors may acquire Units only for investment and not for resale, and the Units are transferable only with the General Partner’s consent, provided that the economic benefits of ownership of a limited partner may be transferred or assigned without the consent of the General Partner.  There will be no resale market for the Units; however, limited partners may redeem all or (subject to certain limitations) any portion of their Units at the end of any month, on five business days written notice to the General Partner.

Possible Adverse Effect of Large Redemptions

The Trading Advisors’ trading strategies could be disrupted by large redemptions by limited partners. For example, such redemptions could require the Trading Advisors to prematurely liquidate futures positions they had established for the Fund.

Mandatory Redemptions

The General Partner may require a limited partner to redeem from the Fund if the General Partner deems the redemption (a) necessary to prevent or correct the occurrence of a nonexempt prohibited transaction under the Employee Retirement Income Security Act of 1974, as amended, or the Internal Revenue Code of 1986, as amended, (b) beneficial to the Fund or (c) necessary to comply with the Investment Company Act of 1940.

Indemnification

The Fund is required to indemnify the General Partner, the Trading Advisors and the futures broker, and their affiliates, against various liabilities they may incur in providing services to the Fund, provided the indemnified party met the standard of conduct specified in the applicable indemnification clause.  The Fund’s indemnification obligations could require the Fund to make substantial indemnification payments.

Termination of Fund

The Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Partnership Agreement.  For example, the General Partner can withdraw on 60 days prior written notice, and such a withdrawal could result in termination of the Fund.  The General Partner has no present intention of withdrawing and intends to continue the Fund business as long as it believes that it is in the best interest of all Partners to do so.  In addition, certain events may occur which could result in early termination.

Lack of Regulation

The Fund is not an investment company under the federal securities laws.  Thus, limited partners will not have the benefits of federal regulation of investment companies.  In addition, this offering is not registered with the SEC or any state.

Conflicts of Interest

The General Partner and its principals have organized and are involved in other business ventures, and may have incentives to favor certain of these ventures over the Fund.  The Fund will not share in the risks or rewards of such other ventures.  However, such other ventures will compete for the General Partner’s and its principals’ time and attention, which might create other conflicts of interest.  The Partnership Agreement does not require the General Partner to devote any particular amount of time to the Fund.

The General Partner or any of its affiliates or any person connected with it may invest in, directly or indirectly, or manage or advise other investment funds or accounts which invest in assets which may also be purchased or sold by the Fund.  Neither the General Partner nor any of its affiliates nor any person connected with it is under any obligation to offer investment opportunities of which any of them becomes aware to the Fund or to account to the Fund in respect of (or share with the Fund or inform the Fund of) any such transaction or any benefit received by any of them from any such transaction, but will allocate such opportunities on an equitable basis between the Fund and other clients.

Incentive Fee to the Trading Advisors

The Trading Advisors are entitled to an incentive fee, therefore the Trading Advisors may have an incentive to cause the Fund to make riskier or more speculative investments than it otherwise would.

Personal Trading

The Trading Advisors, the futures broker, the General Partner and the principals and affiliates thereof, may trade commodity interests for their own account. In such trading, positions might be taken which are opposite those of the Fund, or that compete with the Fund’s trades.

Trades by the Trading Advisors and their Principals

The Trading Advisors and their principals may trade for their own accounts in addition to directing trading for client accounts.  Therefore, the Trading Advisors and their principals may be deemed to have a conflict of interest concerning the sequence in which orders for transactions will be transmitted for execution.  Additionally, a potential conflict may occur when the Trading Advisors and their principals, as a result of a neutral allocation system, testing a new trading system, trading their own proprietary account(s) more aggressively, or any other actions that would not constitute a violation of fiduciary duties, take positions in their own proprietary account(s) which are opposite, or ahead of, the position(s) taken for a client.  Proprietary accounts, in trading a new or experimental system, may enter the same markets earlier than (either days before or on the same day) client accounts traded at the same or other futures commission merchants.   Since the principals of the Trading Advisors trade futures and foreign exchange for their own accounts, there is potentially a conflict of interest between these principals and the Trading Advisors’ clients when allocating prices on trades that are executed by a futures commission merchant at multiple prices.  In such instances, the Trading Advisors use a non-preferential method of fill allocation.  The clients of the Trading Advisors will not be permitted to inspect the personal trading records of the Trading Advisors or NUSA, or their respective principals, or the written policies relating to such trading.  Client records are not available for inspection due to their confidential nature.

Effects of Speculative Position Limits

The CFTC and domestic exchanges have established speculative position limits on the maximum net long or net short futures position which any person, or group of persons, or group of persons acting in concert, may hold or control in particular futures contracts or options on futures traded on U.S. commodity exchanges.  All commodity accounts owned or controlled by the Trading Advisors and their principals are combined for speculative position limits.  Because speculative position limits allow the Trading Advisors and their principals to control only a limited number of contracts in any one commodity, the Trading Advisors and their principals are potentially subject to a conflict among the interests of all accounts the Trading Advisors and their principals control, which are competing for shares of that limited number of contracts.  There exists a conflict between the Trading Advisors’ interest in maintaining a smaller position in an individual client’s account in order to also provide positions in the specific commodity to other accounts under management and the personal accounts of the Trading Advisors and their principals.  The General Partner does not believe, however, that the position limits are likely to impair the Trading Advisors’ trading for the Fund, although it is possible the issue could arise in the future.

To the extent that position limits restrict the total number of commodity positions which may be held by the Fund and those other accounts, the Trading Advisors will allocate the orders equitably between the Fund and such other accounts. Similarly, where orders for the same commodity given on behalf of both the Fund and other accounts managed by the Trading Advisors cannot be executed in full, the Trading Advisors will equitably allocate between the Fund and such other accounts that portion of the total quantity able to be executed.

Other Activities of the Principals of the Advisors

Certain principals of the Trading Advisors are currently engaged, and expect in the future to be engaged, in other activities, some of which may involve other business activities in the futures industry.  In addition, each principal of the Trading Advisors may be engaged in trading for his own personal account.  The principals will have a conflict of interest between their obligations to devote all of their attention to client accounts and their interests in engaging in other activities. However, the principals of the Trading Advisors intend to devote substantial attention to the operation and activities of the Trading Advisors consistent with the division of responsibilities among them as is described herein.

Operation of Other Commodity Pools

The General Partner currently operates two other commodity pools and might have an incentive to favor those pools over the Fund.

Fiduciary Responsibility of the General Partner

The General Partner has a fiduciary duty to the Fund to exercise good faith and fairness in all dealings affecting the Fund.  If a limited partner believes this duty has been violated, he/she may seek legal relief under applicable law, for himself/herself and other similarly situated partners, or on behalf of the Fund. However, it may be difficult for limited partners to obtain relief because of the changing nature of the law in this area, the vagueness of standards defining required conduct and the broad discretion given the General Partner in the Partnership Agreement and the exculpatory provisions therein.

Selling Agents

The receipt by the selling agents and their registered representatives of continued sales commissions and/or servicing fees for outstanding Units may give them an incentive to advise limited partners to remain investors in the Fund.  These payments cease to the extent the limited partners withdraw from the Fund.

The General Partner Serving as Selling Agent

The General Partner also serves as a selling agent for the Fund.  As a result, the fees and other compensation received by the General Partner as a selling agent have not been independently negotiated.

Futures Broker

The futures broker affects transactions for customers (including public and private commodity pools), including the Fund, who may compete with the Fund’s transactions including with respect to priorities or order entry.  Since the identities of the purchaser and seller are not disclosed until after the trade, it is possible that the futures broker could effect transactions for the Fund in which the other parties to the transactions are the futures broker’s officers, directors, employees, customers or affiliates.  Such persons might also compete with the Fund in making purchases or sales of commodities without knowing that the Fund is also bidding on such commodities.  Since orders are filled in the order in which they are received by a particular floor broker, transactions for any of such persons might be executed when similar trades for the Fund are not executed or are executed at less favorable prices.  However, in entering orders for the Fund and other customer accounts, including with respect to priorities of order entry and allocations of executed trades, CFTC regulations prohibit a futures commission merchant from utilizing its knowledge of one customer’s trades for its own or its other customer’s benefit.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The Fund does not use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts, cash and high grade short-term fixed income securities (maturities of less than one year).

The General Partner’s principal business office is in Rockville, Maryland.

Item 3.	Legal Proceedings

None.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Neither A nor B Units of the Fund are publicly traded.  Both A and B Units may be transferred or redeemed subject to the conditions imposed by the Partnership Agreement.

A and B Units are being offered continuously to the public by selling agents on a best-efforts basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the first business day of each month.  The minimum investment is $10,000.

Holders

As of February 28, 2010, there were 9,948 and 5,352 holders of A and B Units of the Fund, respectively.

Dividends

The General Partner has sole discretion in determining what distributions, if any, the Fund will make to its limited partners.  The General Partner has not made any distributions as of the date of this filing.

Securities Authorized for Issuance under Equity Compensation Plans

No Units were authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the year ended December 31, 2009.

A and B Units issued during the fourth quarter 2009 were as follows:

	October	November	December	Total
A Units
Units issued	4,142.1760	3,825.1165	3,662.1953	11,629.4878
Average net asset value per unit	$4,840.68	$4,684.65	$4,911.08	$4,811.53

B Units
Units issued	1,523.6617	1,718.3496	1,572.0898	4,814.1011
Average net asset value per unit	$6,314.37	$6,119.94	$6,425.32	$6,281.20

The proceeds of the offering are deposited in the Fund’s bank accounts and brokerage accounts for the purpose of engaging in trading activities in accordance with the Fund’s trading policies and the Trading Advisors’ trading programs.

Issuer Purchases of Equity Securities.

A and B Units are eligible for redemption on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month.

Redemptions of A and B Units during the fourth quarter 2009 were as follows:

	October	November	December	Total
A Units
Units redeemed	985.3776	647.4925	863.1945	2,496.0646
Average net asset value per unit	$4,684.65	$4,911.08	$4,668.87	$4,737.93

B Units
Units redeemed	200.2697	1,465.8150	298.7195	1,964.8042
Average net asset value per unit	$6,119.94	$6,425.32	$6,118.04	$6,347.48

Item 6.	Selected Financial Data

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
Income Statement Items
Net gain (loss) from trading	$(1,321,770)	$261,554,585	$45,735,396	$44,784,929	$27,848,462
Interest income	4,484,279	19,068,236	26,770,478	22,657,865	10,397,655
Net total expenses	66,508,237	94,568,427	47,724,348	33,011,274	25,624,274
Net income (loss)	$(63,345,728)	$186,054,394	$24,781,526	$34,431,520	$12,621,843

Balance Sheet Items
Total assets	$1,109,264,003	$899,233,549	$562,253,689	$25,148,484	$400,445,406
Total partners’ capital (net asset value)	$1,057,734,905	$832,985,264	$545,106,985	$504,060,093	$376,392,113

Class A Units
Net asset value per unit	$4,668.87	$5,018.96	$3,867.65	$3,725.59	$3,489.13
Increase (decrease) in net asset value per unit	$(350.09)	$1,151.31	$142.06	$236.46	$59.54
Total return	(6.98%)	29.77%	3.81%	6.78%	1.74%

Class B Units
Net asset value per unit	$6,118.04	$6,460.05	$4,891.11	$4,627.81	$4,257.03
Increase (decrease) in net asset value per unit	$(342.01)	$1,568.94	$263.30	$370.78	$146.60
Total return	(5.29%)	32.08%	5.69%	8.71%	3.57%

Results from past periods are not necessarily indicative of results that may be expected for any future period.

The following supplementary summarized quarterly data are presented for the three-month periods ended March 31, June 30, September 30 and December 31, 2009 and 2008.

	March, 2009		June, 2009
	Class A	Class B	Class A	Class B
Net loss	$(15,602,409)	$(6,950,973)	$(22,118,696)	$(10,449,541)
Decrease in net asset value per unit	$(130.85)	$(140.40)	$(173.46)	$(197.21)
Net asset value per unit	$4,888.11	$6,319.65	$4,714.65	$6,122.44
Ending net asset value	$570,404,626	$305,743,507	$608,950,555	$330,947,199

	March, 2008		June, 2008
	Class A	Class B	Class A	Class B
Net income	$41,459,968	$21,717,270	$36,570,794	$20,340,366
Increase in net asset value per unit	$436.97	$576.74	$365.06	$488.78
Net asset value per unit	$4,304.62	$5,467.85	$4,669.68	$5,956.63
Ending net asset value	$403,378,844	$204,458,548	$448,482,374	$246,401,160

	September, 2009		December, 2009
	Class A	Class B	Class A	Class B
Net income (loss)	$17,583,790	$11,071,443	$(25,248,765)	$(11,630,577)
Increase (decrease) in net asset value per unit	$126.03	$191.93	$(171.81)	$(196.33)
Net asset value per unit	$4,840.68	$6,314.37	$4,668.87	$6,118.04
Ending net asset value	$670,137,654	$362,580,346	$688,434,529	$369,300,376

	September, 2008		December, 2008
	Class A	Class B	Class A	Class B
Net income (loss)	$(38,453,391)	$(20,132,125)	$80,571,632	$43,979,880
Increase (decrease) in net asset value per unit	$(394.66)	$(478.97)	$743.94	$982.39
Net asset value per unit	$4,275.02	$5,477.66	$5,018.96	$6,460.05
Ending net asset value	$454,282,796	$242,470,228	$547,011,351	$285,973,913

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Utilizing Trading Advisors, the Fund invests the proceeds from its offering of Units in the speculative trading of futures, swaps, options and over-the-counter contracts, including forward currency contracts traded in the U.S. and internationally.  The Fund is actively managed, with speculative trading profits as its objective. The Fund issues two different types of Units, Class A and Class B, which represent Units of fractional undivided beneficial interest in and ownership of the Fund.

Liquidity

Most U.S. commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as “daily price fluctuation limits” or “daily limits.” During a single trading day, no trades may be executed at prices beyond the daily limit. Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades. In addition, even if futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place.

Other than these limitations on liquidity, which are inherent in the Fund’s futures trading operations, the Fund’s assets are expected to be highly liquid. Redemptions may be made by a limited partner as of the last business day of any month at the net asset value on such redemption date of the redeemed Units (or portion thereof) on that date, on five business days prior written notice to the General Partner. Partial redemptions must be for at least $1,000, unless such requirement is waived by the General Partner. In addition, if making a partial redemption, the limited partner must maintain at least $10,000 or his original investment amount, whichever is less, in the Fund unless such requirement is waived by the General Partner.

As of December 31, 2009, illiquidity has not materially affected the Fund’s assets. There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

Capital Resources

The Fund intends to raise additional capital through the continued sale of Units offered pursuant to the offering, and does not intend to raise capital through borrowing. Due to the nature of the Fund’s business, the Fund does not contemplate making capital expenditures.  The Fund does not have, nor does it expect to have, any capital assets. Redemptions, exchanges and sales of Units in the future will affect the amount of funds available for investment in futures contracts, etc. in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows funds related to the sale and redemption of Units. There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Fund’s capital resource arrangements at the present time.

Contractual Obligations

The Fund does not have any contractual obligations of the type contemplated by Item 303(a)(5) of Regulation S-K.  The Fund’s sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell).

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss.  The Fund trades in futures and forward currency contracts, and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk.  In entering into these contracts there exists a risk to the Fund that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable.  If the markets should move against all of the futures interests positions of the Fund at the same time, and if the commodity trading advisors were unable to offset futures interest positions of the Fund, the Fund could lose all of its assets and the limited partners would realize a 100% loss.  The General Partner minimizes market risk through diversification of the portfolio allocations to multiple trading advisors, and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

In addition to subjecting the Fund to market risk, upon entering into futures and forward currency contracts there is a risk that the counterparty will not be able to meet its obligations to the Fund.  The counterparty for futures contracts traded in the U.S. and on most foreign exchanges is the clearinghouse associated with such exchange.  In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this risk.  In cases where the clearinghouse is not backed by the clearing members, as is the case with some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

In the case of forward currency contracts, which are traded on the Interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions, thus there may be a greater counterparty risk.  The General Partner utilized only those counterparties that it believes to be creditworthy for the Fund.  All positions of the Fund are valued each day on a mark-to-market basis.  There can be no assurance, however, that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

 The Fund invests monies in excess of its margin requirements in U.S. Government securities, investment grade commercial paper, U.S. Government-sponsored enterprise notes and corporate notes, with maturities of less than one year.  Investment grade commercial paper is an unsecured, short-term debt instrument issued by a corporation with maturities rarely longer than 270 days.  Commercial paper is not usually backed by any form of collateral, so only commercial paper issued by firms with high-quality debt ratings will be used.  As commercial paper is not backed by the full faith and credit of the U.S. Government, if the issuing corporation defaults on its obligations to the Fund, the Fund bears the risk of loss of the amount expected to be received.

Results of Operations

Of the (6.98%) return for the year ended December 31, 2009 for A Units, approximately 0.46% was due to interest income, offset by approximately (0.10%) in trading losses (after commissions) and approximately 7.34% in performance fees, management fees, selling agent fees and administrative expenses borne by the Fund.  Of the (5.29%) return for the year ended December 31, 2009 for B Units, approximately 0.46% was due to interest income, offset by approximately (0.10%) in trading losses (after commissions) and approximately 5.65% in performance fees, management fees, selling agent fees and administrative expenses borne by the Fund.

Of the 29.77% return for the year ended December 31, 2008 for A Units, approximately 43.34% was due to trading gains (after commissions) and approximately 3.25% was due to interest income, offset by approximately 16.82% in performance fees, management fees, selling agent fees and administrative expenses borne by the Fund. Of the 32.08% return for the year ended December 31, 2008 for B Units, approximately 43.70% was due to trading gains (after commissions) and approximately 3.28% was due to interest income, offset by approximately 14.90% in performance fees, management fees, selling agent fees and administrative expenses borne by the Fund.

Of the 3.81% return for the year ended December 31, 2007 for A Units, approximately 8.45% was due to trading gains (after commissions) and approximately 5.17% was due to interest income, offset by approximately 9.81% in performance fees, management fees, selling agent fees and administrative expenses borne by the Fund. Of the 5.69% return for the year ended December 31, 2007 for B Units, approximately 8.53% was due to trading gains (after commissions) and approximately 5.21% was due to interest income, offset by approximately 8.06% in performance fees, management fees, selling agent fees and administrative expenses borne by the Fund.

Past performance is not indicative of expected future financial condition or results of operations.

Further analysis of the trading gain and loss is provided below.

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

September

A Units of the Fund were up 1.98% for the month of September 2009 and B Unit’s were up 2.13%.  It was a positive month for the Fund as profits from interest rate instruments, foreign currencies and metals offset losses in the energy sector. Performance was led by the Fund’s long positions in interest rate instruments. Prices in both short-term instruments and long-term bonds have been trending higher since mid-August as central banks continue to signal that interest rates will remain low. The foreign currency sector generated profits as long positions in foreign currencies and short positions in the U.S. dollar were profitable. The USD declined to a twelve-month low versus the euro and an eight-month low versus the yen. In the energy sector, natural gas rallied over 30% from a seven year low despite strong inventory data. The sudden increase in gas prices went against the Fund’s short positions, generating losses for the Fund.

October

A Units of the Fund were down 3.22% for the month of October 2009 and B Units were down 3.08%.  It was a negative month for the Fund as losses from equity indices, interest rates, currencies and agricultural sectors offset modest profits realized from positive performance in metals and energies. The early weeks of the month were characterized by rising global equity and commodity prices and a declining US dollar, which generated profits for the Fund positions in their respective sectors. However, in the final week of October, uncertainty over global economic growth and central bank policies led to sharp price reversals in several market sectors. Falling prices in global indices went against the Fund’s long positions, while the sudden rise in the US dollar generated losses for the Fund’s long positions in several foreign currencies, including the Canadian dollar, British pound and Japanese yen. Agricultural commodity prices also reversed course, including sugar, corn, soybeans and wheat, which generated losses. Rising metals prices were the most profitable trades for the Fund, led by gold, zinc and copper. Rising crude oil prices benefited the Fund’s long positions.

November

A Units of the Fund were up 4.83% for the month of November 2009 and B Units were up 4.99%.  It was a positive month as profits were realized from all six market sectors. The largest profits came from the interest rate sector. Here, the Fund’s long positions in long- and short-term interest rate instruments benefited from upward price trends.  Within the sector, the Fund’s long positions in eurodollars were most profitable. In metals, long positions in gold and silver generated the most significant profits as a weaker dollar pushed precious and base metal prices higher, including gold, which hit an all-time high. Global equity prices trended higher, which generated profits for long positions in that sector, including the S&P 500, NASDAQ, FTSE and Japanese Topix indices.

December

A Units of the Fund were down 4.93% for the month of December 2009 and B Units were down 4.78%.  The Fund finished lower this month as losses from interest rate instruments, energy, foreign currencies and metals offset profits from equity indices and agricultural commodities. The Fund’s most significant losses came from its long positions in interest rate instruments. Early in the month, short-term interest rates rose suddenly on speculation that the Federal Reserve might speed up its timetable for increasing its target rate.  In the energy sector, a long downward trend in natural gas prices unexpectedly reversed. Natural gas prices hit an 11-month high as government data showed lower than expected U.S. inventories. This sharp price increase went against the Fund’s short natural gas positions, which resulted in a loss. In equity indices, the Fund generated profits from its long positions as the stock market rally that began in early March continued through December.

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

October

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

November

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

December

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

January

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

February

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

March

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

April

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

May

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

June

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

July

A Units of the Fund were down 8.66% for the month of July 2007 and B Units were down 8.52%.The Fund finished down for the month as global equity markets and interest rates reversed from previous trends. In previous months, the Fund’s long positions in equity indices profited from record breaking upward trends in both domestic and international equity indices. In July, growing concerns surrounding the instability of the U.S. sub-prime mortgage market fueled reversals in equity markets that went against the Fund’s long positions. In the final week of the month equities sold off sharply, including the S&P 500, DAX, FTSE, CAC, Hang Seng and Nikkei indices. The increased volatility in the equity markets sparked a flight to safety in bonds that reversed previous downward trends in both domestic and international interest rate instruments. The sudden move in interest rates went against the Fund’s short positions creating losses for the Fund. In foreign currencies, the Japanese yen rose sharply as investors unwound their “carry” trades that also went against the Fund’s short yen positions. Energies and metals finished in positive territory offsetting some of the losses in the other sectors.

August

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

September

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

October

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

November

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

December

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

Significant Accounting Estimates

Management believes that the application of the following accounting policy, which is significant to the Fund’s financial position and results of operations, requires judgments and estimates on the part of management.  A summary of all of the Fund’s significant accounting policies, including the accounting policy discussed below, are included in Note 1 to the Financial Statements.

Fair Value of Financial Instruments

The Fund’s investments in money market funds and investments in U.S. Government securities are valued based on published closing prices for identical instruments.  Similarly, the fair value of exchange-traded futures contracts are based on exchange settlement prices.

In the absence of an active market closing price, estimates are involved in determining fair value.  The Fund’s cash management securities brokers, futures broker and forward currency counterparties utilize third-party pricing services to value investments that do not trade on active markets.  These third-party pricing services utilize a market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.  At December 31, 2009, the Fund’s investments in notes of U.S. Government-sponsored enterprises and forward currency contracts were actively traded, however, the pricing services were only able to obtain bid and ask quotes for similar, but not identical, assets.  Had the pricing services been able to value the assets based on quoted prices for identical assets, the fair value may have been different, although in management’s judgment, such difference would not have been material.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

Introduction

The Fund is a speculative commodity pool. The market-sensitive instruments held by it are acquired for speculative trading purposes, and all or a substantial amount of the Fund's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund's main line of business.

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

The Fund rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund's past performance cannot be relied on as indicative of its future results.

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

The Fund's risk exposure in the various market sectors traded by the Fund’s Trading Advisors is quantified below in terms of Value at Risk.  Due to mark-to-market accounting, any loss in the fair value of the Fund's open positions is directly reflected in the Fund's earnings.

Exchange margin requirements have been used by the Fund as the measure of its Value at Risk.  Margin requirements are set by exchanges to equal or exceed the maximum losses reasonably expected to be incurred in the fair value of any given contract in 95% - 99% of any one-day interval.  The margin levels are established by dealers and exchanges using historical price studies as well as an assessment of current market volatility and economic fundamentals to provide a probabilistic estimate of the maximum expected near-term one-day price fluctuation.

In the case of market sensitive instruments, which are not exchange-traded (which includes currencies and some energy products and metals in the case of the Fund), the margin requirements required by the forward counterparty is used as Value at Risk.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund's open positions by market sector as of December 31, 2009 and 2008.  All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. As of December 31, 2009 and 2008, the Fund's total capitalization was $1,057,734,905 and $832,985,264, respectively.

	December 31,
	2009		2008
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural	$9,643,002	0.91%	$6,846,953	0.82%
Currency	31,050,237	2.94	10,756,469	1.29
Energy	12,344,514	1.17	6,615,912	0.79
Single stock futures	47,348	0.00	-	-
Interest rate	33,136,438	3.13	25,543,322	3.07
Metal	14,626,587	1.38	5,366,203	0.64
Stock index	47,762,176	4.52	7,907,758	0.95
Total	$148,610,302	14.05%	$63,036,617	7.56%

Material Limitations on Value at Risk as an Assessment of Market Risk.

The face value of the market sector instruments held by the Fund is typically many times the applicable margin requirement (margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund.  The magnitude of the Fund's open positions creates a "risk of ruin" not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions - unusual, but historically recurring from time to time - could cause the Fund to incur severe losses over a short period of time.  The foregoing Value at Risk tables - as well as the past performance of the Fund - gives no indication of this "risk of ruin."

Non-Trading Risk

The Fund has non-trading market risk on its foreign cash balances not needed for margin.  However, these balances (as well as the market risk they represent) are immaterial.  The Fund also has non-trading market risk as a result of investing a substantial portion of its available assets in Government-sponsored enterprise notes and high grade commercial paper.  The market risk represented by these investments is immaterial.

Qualitative Disclosures Regarding Primary Trading Risk Exposures.

The following qualitative disclosures regarding the Fund's market risk exposures - except for those disclosures that are statements of historical fact and the descriptions of how the Fund manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, (“1933 Act”) and Section 21E of the Securities Exchange Act of 1934, (“1934 Act”). The Fund's primary market risk exposures as well as the strategies used and to be used by the Fund’s Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund's current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of December 31, 2009, by market sector.

Agricultural

The Fund’s primary agricultural exposure is due to price movements in agricultural commodities, which are often directly affected by severe or unexpected weather conditions as well as other factors.   The Fund's agricultural exposure is primarily to cotton, coffee, cocoa, rubber, corn, soybeans and wheat.

Currency

The Fund's currency risk exposure is due to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Fund trades various currencies, including cross-rates (i.e., positions between two currencies other than the U.S. dollar).  The General Partner does not anticipate that the risk profile of the Fund's currency sector will change significantly in the future.

Energy

The Fund's primary energy market exposure is due to gas and oil price movements, often resulting from political developments, ongoing conflicts or production disruptions in the Middle East and other oil producing nations.  Crude oil, heating oil and unleaded gas are the dominant energy market exposures of the Fund.  Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Single Stock Futures

The Fund has a very small exposure to Single Stock Futures (“SSF”).  The Fund’s SSF exposure is primarily due to adverse price movements in the underlying stock.

Interest Rate

Interest rate risk is a significant market exposure of the Fund.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Fund and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund's profitability.  The Fund's primary interest rate exposure is to interest rate fluctuations in the U.S., Japan, Great Britain, the European Economic Union, Sweden, Canada, Australia and New Zealand.  The General Partner anticipates that interest rates fluctuations will remain the primary market exposure of the Fund for the foreseeable future.

Metal

The Fund's metals market exposure is primarily due to fluctuations in the price of aluminum, copper, gold, silver, nickel, platinum, lead and zinc.

Stock Index

The Fund's primary equity exposure is due to equity price risk in many countries other than the U.S.  Additionally, the Fund bears the risk that static markets would not cause major market changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous small losses.  The stock index futures traded by the Fund are limited to futures on broadly based indices.  The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European, Hong Kong and Japanese indices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of December 31, 2009.

Foreign Currency Balances

The Fund's primary foreign currency balances are in euros, Japanese yen, British pounds, Australian dollars, Hong Kong dollars and Canadian dollars.  The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than once a week).

U.S. Government Securities, Government-Sponsored Enterprise Notes, Commercial Paper and Corporate Notes

Monies in excess of margin requirements are invested in short-term fixed income instruments, including high-quality commercial paper (interest bearing with some credit risk), Government-sponsored enterprise notes and corporate notes with durations of less than one year.  Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Fund's short term investments; although substantially all of these short term investments are held to maturity.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The means by which the Fund and the Fund’s Trading Advisors, severally, attempt to manage the risk of the Fund's open positions is essentially the same in all market sectors traded.  The Fund’s Trading Advisors apply risk management policies to their respective trading which generally limit the total exposure that may be taken.  In addition, the Trading Advisors generally follow proprietary diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups).

The Fund is unaware of any (i) anticipated known demands, commitments or capital expenditures; (ii) material trends, favorable or unfavorable, in its capital resources; or (iii) trends or uncertainties that will have a material effect on operations.  From time to time, certain regulatory agencies have proposed increased margin requirements on futures contracts.  Since the Fund generally use a small percentage of assets as margin, the Fund does not believe that any increase in margin requirements, as proposed, will have a material effect on the Fund's operations.

Item 8.	Financial Statements and Supplementary Data

Financial statements meeting the requirements of Regulation S-X appear in Part IV of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in this report under the heading "Item 6. Selected Financial Data" above.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A(T).	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of the management of the General Partner, including its Chief Executive Officer and Chief Financial Officer, the Fund evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the 1934 Act) as of December 31, 2009 (“Evaluation Date”). Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective in providing reasonable assurance that they are timely alerted to material information relating to the Fund required to be disclosed in the Fund’s periodic SEC filings.

Management’s Annual Report on Internal Control over Financial Reporting

The management of the General Partner is responsible for establishing and maintaining adequate internal control over financial reporting by the Fund.

The Fund’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Fund’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Fund are being made only in accordance with authorizations of management of the Fund; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the financial statements.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2009, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2009, the Fund’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

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

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting (as defined in the Rules 13a-15(f) and 15d-15(f) of the 1934 Act) that occurred during the Fund’s last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Fund itself has no directors or officers and has no employees.  It is managed by the General Partner in its capacity as General Partner.  The Kenneth E. Steben Revocable Trust, dated January 29, 2008, (“Trust”) is the sole shareholder of the General Partner and Mr. Kenneth E. Steben is the sole trustee and beneficiary of the Trust.  The directors and executive officers of the General Partner are Kenneth E. Steben, Michael D. Bulley, Carl A. Serger, John H. Grady and Neil D. Menard.  Their respective biographies are set forth below.

Kenneth E. Steben is the General Partner’s founder, President and Chief Executive Officer.  Mr. Steben, along with Michael D. Bulley, is responsible for deciding on the Fund’s allocation to the Trading Advisors, or other trading advisors in the future should they deem it in the best interest of the Fund.  Mr. Steben, born in January 1955, received his Bachelors Degree in Interdisciplinary Studies, with a concentration in Accounting in 1979 from Maharishi University of Management.  Mr. Steben has been a licensed stockbroker since 1981 and a licensed commodities broker since 1983. Mr. Steben holds his Series 3, 5, 7, 24, 63 and 65 FINRA and NFA licenses.  Mr. Steben has been a CFTC listed Principal, and registered as an Associated Person since March 15, 1989 and has been registered with FINRA as a general securities principal since September 18, 1986.

Michael D. Bulley is Senior Vice President of Research and Risk Management, and a Director.  Mr. Bulley is a CAIASM designee and Member of the Chartered Alternative Investment Analyst Association®.  Mr. Bulley, along with Kenneth E. Steben are responsible for deciding on the Fund’s allocation to the Trading Advisors, or other trading advisors in the future should they deem it in the best interest of the Fund.  Mr. Bulley, born in October 1957, received his Bachelors Degree in Electrical Engineering from the University of Wisconsin – Madison in 1980 and his Masters in Business Administration with a concentration in Finance from Johns Hopkins University in 1998.  Mr. Bulley joined Steben & Company, Inc. in November 2002, and holds Series 3, 7, 28 and 30 FINRA and NFA licenses.  Mr. Bulley has been a CFTC listed Principal and registered as an Associated Person of Steben & Company, Inc. since February 11, 2003 and December 23, 2002, respectively.

Carl A. Serger is Chief Financial Officer and a Director.  Mr. Serger joined Steben & Company, Inc. in December of 2009 and has been listed as a CFTC Principal of Steben & Company, Inc. since February 2, 2010.  Mr. Serger, born in March of 1960, graduated cum laude from Old Dominion University with a BS in Business Administration, and has a Technology Management Certification from the California Institute of Technology.  Mr. Serger has over 20 years of accounting experience, including 10 years of audit experience. Prior to joining Steben & Company, Inc., Mr. Serger was the CFO, Senior VP and Treasurer of Finetre Corporation, a financial technology platform company providing services to major brokerage firms, banks and insurance companies from December 1999 until its acquisition by Ebix, Inc. in October 2006. Mr. Serger remained with Ebix, a software company serving the insurance industry, as Senior VP and CFO until July 2007.  From July 2007 to November 2007, he acted as an independent consultant.  From November 2007 until November 2009, Mr. Serger was the Senior VP, CFO and COO for Peracon, Inc., a leading electronic transactions platform for institutional commercial real estate transactions.  Mr. Serger  holds a Series 28 FINRA and NFA licenses.

John H. Grady is General Counsel and Chief Operating Officer, and a Director.  Mr. Grady joined Steben & Company, Inc. in December of 2009 and has been listed as a CFTC registered Principal and registered as an associated person of Steben & Company, Inc. since February 2010.  Mr. Grady, born June 1961, received his JD from The University of Pennsylvania Law School in 1985 and received his Bachelor of Arts, magna cum laude, from Colgate University in 1982.  Prior to joining Steben & Company, Inc., Mr. Grady was President of Arcady Investment Consulting LLP, a consulting firm based in Philadelphia that served funds, advisers and brokerage firms from January 2009 to December 2009.  Before that, Mr. Grady was a Senior Advisor to Coil Investment Group, a Norway-based investment firm from April 2008 to December 2008, and Chief Executive Officer of the Nationwide Funds Group from October 2006 to January 2008.  From April 2004 to June 2006, Mr. Grady served as Chief Executive Officer of the Constellation Funds Group; prior to that, he was the Chief Operating Officer of Turner Investment Partners from February 2001 to March 2004.  During the periods of June 2006 to October 2006 and February 2008 to April 2008, Mr. Grady was a consultant in a sole proprietorship.  After graduating from law school, Mr. Grady was an attorney in private practice for over 15 years, and was a partner with Morgan, Lewis & Bockius LLP in the firm’s D.C. and Philadelphia offices from July 1993 to January 2001. Mr. Grady holds Series 3, 7, 24 and 63 FINRA and NFA licenses.

Neil D. Menard is Director of Sales and Marketing.  Mr. Menard, born in August 1967, graduated from Colby College in 1989 with a BA in political science.  Prior to joining Steben & Company, Inc. in July of 2006, Mr. Menard was the Director of Sales for Engagement Systems, LLC, a strategic outsource solution for independent financial advisors from October 2004 to June of 2006.  From June 2003 to October 2004, Mr. Menard served as the Managing Director of New Business Development. Mr. Menard created sales and selection systems for the new business development team and utilized these processes to select independent investment advisors for SEI Investments Company. Mr. Menard holds his Series 3, 7, 24 and 63 FINRA and NFA licenses and is a General Securities Principal.  Mr. Menard has been registered as an Associated Person and a CFTC listed Principal of Steben & Company, Inc. since August 7, 2006 and July 6, 2006, respectively.

Kenneth E. Steben Revocable Trust, dated January 29, 2008, (“Trust”) has been a CFTC listed Principal of the General Partner since March 10, 2008.  The Trust is the sole shareholder of the General Partner.  Kenneth E. Steben is the sole beneficiary of the Trust and serves as its sole trustee.  A biography of Mr. Steben is set forth above.

Since February 29, 2004, Steben & Company, Inc. has acted as general partner to another Maryland limited partnership, Sage Fund Limited Partnership, an SEC registrant under the 1934 Act whose shares are privately offered.  Since March 27, 2007, Steben & Company, Inc. has acted as general partner of a Delaware limited partnership, Aspect Global Diversified Fund LP, whose units of limited partner interests are registered with the SEC pursuant to a public offering that was effective August 12, 2008. Because Steben & Company, Inc. serves as the sole general partner of these funds, the officers and directors of Steben & Company, Inc. effectively manage the respective funds.

Significant Employees

The General Partner is dependent on the services of Mr. Steben and key management personnel.  If Mr. Steben’s services became unavailable, another principal of the firm or a new principal (whose experience cannot be known at this time) will need to take charge of the General Partner.

Family Relationships

None.

Business Experience

See “Item 10. Directors, Executive Officers and Corporate Governance” above.

Involvement in Certain Legal Proceedings

None.

Promoters and Control Persons

Not applicable.

Section 16 (A) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires that reports of beneficial ownership of limited partner interests and changes in such ownership be filed with the SEC by Section 16 “reporting persons.”  The Fund is required to disclose in this Annual Report on Form 10K each reporting person whom it knows to have failed to file any required reports under Section 16(a) on a timely basis during the year ended December 31, 2009.  During the year ended December 31, 2009, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

The General Partner has adopted a code of ethics, as of the period covered by this report, which applies to the Fund’s principal executive officer and principal financial officer, or persons performing similar functions.  A copy of the code of ethics is available without charge upon request by calling 240-631-9808.

Item 11.	Executive Compensation

The Fund does not itself have any officers, directors or employees.  As compensation for its services in managing the Fund, the General Partner charges a monthly General Partner management fee of 1/12th of 1.95% of the Fund’s month-end net asset value, payable in arrears.  The General Partner charges Series A Units and Series B Units monthly selling agent commissions and broker dealer servicing fees equal to 1/12th of 2% and 1/12th of 0.02%, respectively, of the outstanding month-end net asset value, payable in arrears.  The General Partner pays the selling agent fees to the respective selling agents.  To the extent the General Partner is responsible for the sale of Units, or where there is no designated selling agent, the General Partner retains these monthly fees.

In addition, the General Partner receives an allocation of 1% of any increase (or decrease) in the Fund’s net asset value, without regard to contributions and redemptions.

The managing officers of the General Partner are remunerated by the General Partner in their respective positions.  The directors and managing officers of the General Partner receive no other compensation from the Fund.  There are no compensation plans or arrangements relating to a change in control of either the Fund or the General Partner.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Fund has no officers or directors.  Its affairs are managed by the General Partner. Set forth in the table below is information regarding the beneficial ownership of the officers of the Fund’s General Partner as of February 28, 2010.  There are no securities authorized for issuance under an equity compensation plan.

As of February 28, 2010, no person or group is known to have been the beneficial owner of more than 5% of the Units.

As of February 28, 2010, the General Partner did not own any Units.  As of February 28, 2010, the directors, executive officers and principals of the General Partner beneficially owned Units as follows:

Name	Title of Class	Units Owned	Value of Units	Percentage of Limited Partnership
Kenneth E. Steben	Class B	30.9315	$184,097	0.0171%
Michael D. Bulley	Class B	0.2233	1,329	0.0001%
Neil D. Menard	Class B	4.3721	26,022	0.0024%
Total directors and executive officers of the General Partner as a group		35.5269	$211,448	0.0196%

The address of each director and officer is c/o Steben & Company, Inc., 2099 Gaither Road Suite 200, Rockville, Maryland 20850.

There has been no change in control of the Fund.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The Fund allocated to the General Partner monthly management fees of $18,920,212, $13,379,664 and $10,186,030 and selling agent fees of $13,294,827, $9,479,794 and $7,375,387 for the years ended December 31, 2009, 2008 and 2007, respectively.  The General Partner in turn pays the selling agent fees to the selling agents except for Units for which it served as the selling agent or where there is currently no designated selling agent.  The General Partner’s 1 percent allocation of income (loss) amounted to $(639,856), $1,879,337 and $250,318 for the years ended December 31, 2009, 2008 and 2007, respectively.

The Fund reimburses administrative expenses to the General Partner at an amount up to 1/12th of 0.65% of the Fund’s month-end net asset value, payable quarterly in arrears.  However, if and to the extent these expenses (other than extraordinary costs, none of which are anticipated) exceed 1.00% of the Fund’s assets per calendar year, the General Partner will reimburse the Fund for such excess after the close of the applicable year.  For the years ended December 31, 2009, 2008 and 2007, the Fund paid $6,296,224, $4,429,151, and $3,420,036, respectively, to the General Partner for these expenses, which is net of voluntary waivers of $2,410,018, $1,894,004 and $1,383,324, respectively.

For the years ended December 31, 2009, 2008 and 2007, actual administrative expenses were below 1.00% of average month-end net asset value of the Fund by $988,455, $475,275, and $335,443, respectively.

The Fund did not and will not make any loans to the General Partner, its affiliates, or their respective officers, directors or employees.  See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 14.	Principal Accounting Fees and Services

The following table sets forth the fees billed to the Fund for professional audit services provided by McGladrey & Pullen, LLP, the Fund’s independent registered public accountant, for the audit of the Fund’s annual financial statements for the years ended December 31, 2009 and 2008, and fees billed for other professional services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an associated entity of McGladrey & Pullen, LLP) during those years.

Fee Category	2009	2008
Audit fees(1)	$60,500	$183,750
Audit-related fees	--	--
Tax fees(2)	46,000	41,500
All other fees	--	--
Total fees	$106,500	$225,250

(1)
Audit fees consist of fees for professional services rendered for the audit of the Fund’s financial statements and review of financial statements included in the Fund’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2)	Tax fees consist of fees for the preparation of original tax returns.

The General Partner’s Board of Directors pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms. The General Partner’s Board of Directors approved all the services provided by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (collectively “McGladrey”) during 2009 and 2008 to the Fund described above. The General Partner’s Board of Directors has determined that the payments made to McGladrey for these services during 2009 and 2008 are compatible with maintaining that firm’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

Futures Portfolio Fund, Limited Partnership
Report of Independent Registered Public Accounting Firm
Statements of Financial Condition as of December 31, 2009 and 2008
Condensed Schedule of Investments as of December 31, 2009
Condensed Schedule of Investments as of December 31, 2008
Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007
Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007
Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2009, 2008 and 2007
Notes to Financial Statements

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial notes or statements thereto.

Exhibits.

The following exhibits are filed herewith or incorporated by reference.

Exhibit Number	Description of Document

1.1*	Form of Selling Agreement.

3.1*	Maryland Certificate of Limited Partnership.

4.1*	Limited Partnership Agreement.

10.1*	Form of Subscription Agreement.

16.1*	Letter regarding change in certifying accountant.

31.01	Rule 13a-14(a)/15d-14(a) Certification of Principal Executive Officer

31.02	Rule 13a-14(a)/15d-14(a) Certification of Principal Financial Officer

32.01	Section 1350 Certification of Principal Executive Officer

32.02	Section 1350 Certification of Principal Financial Officer

* Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement (File no. 000-50728) filed on April 29, 2004 on Form 10 under the 1934 Act, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Name	Title	Date
/s/ Kenneth E. Steben Kenneth E. Steben	President, Chief Executive Officer and Director of the General Partner	March 26, 2010
/s/ Carl A. Serger Carl A. Serger	Chief Financial Officer and Director of the General Partner	March 26, 2010
/s/ Michael Bulley Michael D. Bulley	Senior Vice President, Research & Risk Management and Director of the General Partner	March 26, 2010

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 26, 2010	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner

Report of Independent Registered Public Accounting Firm

To the Partners of
Futures Portfolio Fund, Limited Partnership

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Futures Portfolio Fund, Limited Partnership (the Fund), as of December 31, 2009 and 2008, and the related statements of operations, cash flows, and changes in partners’ capital (net asset value) for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Futures Portfolio Fund, Limited Partnership as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We were not engaged to examine management’s assessment of the effectiveness of Futures Portfolio Fund, Limited Partnership’s internal control over financial reporting as of December 31, 2009 included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting and, accordingly, we do not express an opinion thereon.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois
March 26, 2010

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
STATEMENTS OF FINANCIAL CONDITION
December 31, 2009 and 2008

	2009	2008
ASSETS
Equity in broker trading accounts
Cash	$318,300,203	$218,445,964
U.S. Government securities, at fair value	--	66,972,902
Net unrealized gain on open futures contracts	14,004,035	34,492,682
Net unrealized loss on open forward currency contracts	(2,429,014)	(1,202,959)
Interest receivable	13,642	28,073
Deposits with brokers	329,888,866	318,736,662
Cash and cash equivalents	671,220,632	286,560,159
Commercial paper, at fair value	--	140,590,377
Government-sponsored enterprise notes, at fair value	107,514,649	75,198,945
Corporate notes, at fair value	--	78,147,406
General Partner 1 percent allocation receivable	639,856	--
Total assets	$1,109,264,003	$899,233,549

LIABILITIES AND PARTNERS’ CAPITAL (NET ASSET VALUE)
LIABILITIES
Administrative expenses payable - General Partner	$1,736,156	$1,313,479
Commissions and other trading fees payable on open contracts	117,427	60,314
General Partner management fee payable	1,732,238	1,374,743
General Partner 1 percent allocation payable	--	1,879,337
Advisor management fees payable	2,363,509	1,492,038
Advisor incentive fees payable	1,444,958	18,771,604
Selling agent fees payable	1,219,130	971,084
Redemptions payable	5,857,719	10,448,411
Subscriptions received in advance	37,057,961	29,937,275
Total liabilities	51,529,098	66,248,285
PARTNERS' CAPITAL (NET ASSET VALUE)
Class A Interests - 147,452.0886 and 108,989.0639 units
outstanding at December 31, 2009 and 2008, respectively	688,434,529	547,011,351
Class B Interests - 60,362.5545 and 44,268.0740 units
outstanding at December 31, 2009 and 2008, respectively	369,300,376	285,973,913
Total partners' capital (net asset value)	1,057,734,905	832,985,264
Total liabilities and partners' capital (net asset value)	$1,109,264,003	$899,233,549

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2009

			Fair Value	% of Partners’ Capital (Net Asset Value)
GOVERNMENT-SPONSORED ENTERPRISE NOTES
Face Value	Maturity Date	Description
$46,750,000	01/28/10	Fed Home Ln Bank Discount Nt (not callable), 0.960%	$46,951,148	4.44%
60,000,000	03/30/10	Fed Home Ln Bank Discount Nt (not callable), 1.100%	60,563,501	5.73%
		Total Government-sponsored enterprise notes (cost - $107,153,196)	$107,514,649	10.17%

LONG U.S. FUTURES CONTRACTS
		Description
		Agricultural	$3,874,697	0.37%
		Currency	(1,096,530)	(0.10%)
		Energy	2,282,440	0.22%
		Single stock futures	(7,756)	0.00%*
		Interest rate	(4,285,126)	(0.41%)
		Metal	7,959,480	0.75%
		Stock index	2,911,194	0.28%
		Net unrealized gain on open long U.S. futures contracts	11,638,399	1.11%

SHORT U.S. FUTURES CONTRACTS
		Description
		Agricultural	$(135,790)	(0.01%)
		Currency	1,736,191	0.16%
		Energy	(988,288)	(0.09%)
		Interest rate	2,012,021	0.19%
		Metal	(4,574,662)	(0.43%)
		Stock index	23,900	0.00%*
		Net unrealized loss on open short U.S. futures contracts	(1,926,628)	(0.18%)

		Net unrealized gain on open U.S. futures contracts	9,711,771	0.93%

LONG FOREIGN FUTURES CONTRACTS
		Description
		Agricultural	$585,309	0.06%
		Currency	(50,076)	0.00%*
		Energy	107,204	0.01%
		Interest rate	(3,745,572)	(0.35%)
		Metal	565,795	0.05%
		Stock index	6,313,742	0.60%
		Net unrealized gain on open long foreign futures contracts	3,776,402	0.37%

*Represents less than 0.01% of partners’ capital (net asset value).

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS (continued)
December 31, 2009

	Fair Value	% of Partners’ Capital (Net Asset Value)
SHORT FOREIGN FUTURES CONTRACTS
Description
Agricultural	$(6,346)	0.00%*
Currency	345,604	0.03%
Energy	(58,775)	(0.01%)
Interest rate	804,314	0.08%
Stock index	(568,935)	(0.05%)
Net unrealized gain on open short foreign futures contracts	515,862	0.05%

Net unrealized gain on open foreign futures contracts	4,292,264	0.42%

Net unrealized gain on open futures contracts	$14,004,035	1.35%

LONG/SHORT U.S. FORWARD CURRENCY CONTRACTS
Description
Long U.S. forward currency contracts	$(2,056,023)	(0.19%)
Short U.S. forward currency contracts	351,945	0.03%
Net unrealized loss on open U.S. forward currency contracts	(1,704,078)	(0.16%)

LONG/SHORT FOREIGN FORWARD CURRENCY CONTRACTS
Description
Long foreign forward currency contracts	$(224,594)	(0.02%)
Short foreign forward currency contracts	(500,342)	(0.05%)
Net unrealized loss on open foreign forward currency contracts	(724,936)	(0.07%)

Net unrealized loss on open forward currency contracts	$(2,429,014)	(0.23%)

*Represents less than 0.01% of partners’ capital (net asset value).

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS
December 31, 2008

			Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. GOVERNMENT SECURITIES**
Face Value	Maturity Date	Description
$67,000,000	01/08/09	U.S. Treasury Bill, 1.820%	$66,972,902	8.04%
		Total U.S. Government securities (cost - $66,403,849)	$66,972,902	8.04%

GOVERNMENT-SPONSORED ENTERPRISE NOTES
Face Value	Maturity Date	Description
$75,204,000	01/02/09	Fed Home Ln Bank Discount Nt, 2.42%	$75,198,945	9.03%
		Total Government-sponsored enterprise notes (cost - $74,304,142)	$75,198,945	9.03%

COMMERCIAL PAPER
Face Value	Maturity Date	Description
$47,000,000	03/06/09	Royal Bk Of Scotland Grp, 2.65%	$46,778,578	5.62%
41,670,000	03/10/09	Citigroup Funding Inc, 3.05%	41,429,934	4.97%
5,000,000	03/10/09	Citigroup Funding Inc, 2.43%	4,977,050	0.60%
19,800,000	05/04/09	Shell Intl Finance Bv, 2.08%	19,659,288	2.36%
28,000,000	05/04/09	Societe Generale N Amer, 2.66%	27,745,527	3.33%
		Total commercial paper securities (cost - $139,797,933)	$140,590,377	16.88%

CORPORATE NOTES
Face Value	Maturity Date	Description
$50,461,000	03/25/09	Bear Stearns Co. (JP Morgan Chase & Co.), 3.25%	$50,631,503	6.08%
27,500,000	08/19/09	Proc & Gamb Intl F, 2.49%	27,515,903	3.30%
		Total corporate notes (cost - $77,628,692)	$78,147,406	9.38%

LONG U.S. FUTURES CONTRACTS
		Description
		Agricultural	$209,623	0.03%
		Currency	583,235	0.07%
		Energy	36,851	0.00%*
		Interest rate	7,568,968	0.91%
		Metal	(5,458,382)	(0.66%)
		Stock index	283,733	0.03%
		Net unrealized gain on open long U.S. futures contracts	3,224,028	0.38%

*Represents less than 0.01% of partners’ capital (net asset value).

**Pledged as collateral for the trading of futures contracts.

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS (continued)
December 31, 2008

	Fair Value	% of Partners’ Capital (Net Asset Value)
SHORT U.S. FUTURES CONTRACTS

Description
Agricultural	$203,129	0.02%
Currency	(536,035)	(0.06%)
Energy	1,136,871	0.14%
Interest rate	(34,304)	0.00%*
Metal***	12,050,348	1.45%
Stock index	(100,242)	(0.01%)
Net unrealized gain on open short U.S. futures contracts	12,719,767	1.54%

Net unrealized gain on open U.S. futures contracts	15,943,795	1.92%

LONG FOREIGN FUTURES CONTRACTS

Description
Agricultural	$526,077	0.06%
Currency	386,518	0.05%
Interest rate***	13,673,497	1.64%
Metal	132	0.00%*
Stock index	353,887	0.04%
Net unrealized gain on open long foreign futures contracts	14,940,111	1.79%

SHORT FOREIGN FUTURES CONTRACTS
Description
Agricultural	$1,586,457	0.19%
Currency	768,035	0.09%
Energy	761,334	0.09%
Interest rate	(443,162)	(0.05%)
Metal	1,194,857	0.14%
Stock index	(258,745)	(0.03%)
Net unrealized gain on open short foreign futures contracts	3,608,776	0.43%

Net unrealized gain on open foreign futures contracts	18,548,887	2.22%

Net unrealized gain on open futures contracts	$34,492,682	4.14%

*Represents less than 0.01% of partners’ capital (net asset value).

***No individual futures contract position constituted greater than one percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
CONDENSED SCHEDULE OF INVESTMENTS (continued)
December 31, 2008

	Fair Value	% of Partners’ Capital (Net Asset Value)
LONG/SHORT U.S. FORWARD CURRENCY CONTRACTS

Description
Long U.S. forward currency	$495,615	0.06%
Short U.S. forward currency	(1,697,447)	(0.20%)
Net unrealized loss on open U.S. forward currency contracts	(1,201,832)	(0.14%)

LONG/SHORT FOREIGN FORWARD CURRENCY CONTRACTS

Description
Long foreign forward currency	$217,280	0.03%
Short foreign forward currency	(218,407)	(0.03%)
Net unrealized loss on open foreign forward currency contracts	(1,127)	0.00%*

Net unrealized loss on open forward currency contracts	$(1,202,959)	(0.14%)

*Represents less than 0.01% of partners’ capital (net asset value).

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
STATEMENTS OF OPERATIONS
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
TRADING GAIN (LOSS)
Net realized gain	$23,148,928	$260,418,189	$47,377,804
Net change in unrealized gain (loss)	(21,714,702)	3,002,404	641,048
Brokerage commissions	(2,755,996)	(1,866,008)	(2,283,456)
Net gain (loss) from trading	(1,321,770)	261,554,585	45,735,396

NET INVESTMENT LOSS
Income
Interest income	4,484,279	19,068,236	26,770,478
Expenses
General Partner management fee	18,920,212	13,379,664	10,186,030
General Partner 1 percent allocation	(639,856)	1,879,337	250,318
Advisor management fees	14,548,153	11,318,439	9,712,368
Advisor incentive fees	14,005,308	53,999,585	16,604,111
Selling agent fees	13,294,827	9,479,794	7,375,387
Administrative expenses – General Partner	8,789,611	6,405,612	4,979,458
Total expenses	68,918,255	96,462,431	49,107,672
Administrative expenses waived	(2,410,018)	(1,894,004)	(1,383,324)
Net total expenses	66,508,237	94,568,427	47,724,348
Net investment loss	(62,023,958)	(75,500,191)	(20,953,870)

NET INCOME (LOSS)	$(63,345,728)	$186,054,394	$24,781,526

	2009		2008		2007
	Class A	Class B	Class A	Class B	Class A	Class B
INCREASE (DECREASE) IN NET ASSET VALUE PER UNIT	$(350.09)	$(342.01)	$1,151.31	$1,568.94	$142.06	$263.30

NET INCOME (LOSS) PER UNIT (based on weighted average number of units outstanding)	$(354.49)	$(339.13)	$1,205.31	$1,615.84	$154.85	$284.12

WEIGHTED AVERAGE NUMBER OF UNITS OUTSTANDING	128,033.3107	52,957.8978	99,683.2291	40,785.6909	93,519.2039	36,251.4781

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
STATEMENTS OF CASH FLOWS
Years Ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$(63,345,728)	$186,054,394	$24,781,526
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss	21,714,702	(3,002,404)	(641,048)
Changes in
U.S. Government securities	66,972,902	(17,134,902)	(49,838,000)
Interest receivable	14,431	211,082	429,291
Commercial paper	140,590,377	255,761,026	(206,718,438)
Government-sponsored enterprise notes	(32,315,704)	(75,198,945)	135,581,067
Corporate notes	78,147,406	(78,147,406)	--
General Partner 1 percent allocation receivable/payable	(2,519,193)	1,629,019	(97,475)
Administrative expenses payable– General Partner	422,677	425,010	163,303
Commissions and other trading fees payable on open contracts	57,113	(39,658)	(33,248)
General Partner management fee payable	357,495	478,496	68,777
Advisor management fees payable	871,471	138,068	(455,631)
Advisor incentive fees payable	(17,326,646)	14,469,976	2,649,162
Selling agent fees payable	248,046	325,050	38,969
Net cash provided by (used in) operating activities	193,889,349	285,968,806	(94,071,745)

Cash flows from financing activities
Contributions	348,606,260	186,069,173	86,364,306
Subscriptions received in advance	37,057,961	29,937,275	3,956,128
Redemptions	(95,038,858)	(82,506,943)	(80,330,612)
Net cash provided by financing activities	290,625,363	133,499,505	9,989,822

Net increase (decrease) in cash and cash equivalents	484,514,712	419,468,311	(84,081,923)

Cash and cash equivalents
Beginning of year	505,006,123	85,537,812	169,619,735
End of year	$989,520,835	$505,006,123	$85,537,812
End of year cash and cash equivalents consists of
Cash in broker trading accounts	$318,300,203	$218,445,964	$80,795,179
Cash and cash equivalents	671,220,632	286,560,159	4,742,633
Total end of year cash and cash equivalents	$989,520,835	$505,006,123	$85,537,812

Supplemental disclosure of cash flow information
Prior year redemptions paid	$10,448,411	$4,753,938	$8,411,042
Prior year subscriptions received in advance	$29,937,275	$3,956,128	$6,574,568

Supplemental schedule of non-cash financing activities
Redemptions payable	$5,857,719	$10,448,411	$4,753,938

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL (NET ASSET VALUE)
Years Ended December 31, 2009, 2008 and 2007

	Class A Interests		Class B Interests
	Units	Amount	Units	Amount	Total
Balance at December 31, 2006	91,632.3257	$341,384,123	35,151.8276	$162,675,970	$504,060,093
Net income		14,481,809		10,299,717	24,781,526
Contributions	16,692.1516	61,337,528	6,911.4374	31,601.346	92,938,874
Redemptions	(13,602.7165)	(50,952,284)	(5,520.7112)	(25,721,224)	(76,673,508)
Transfers	(533.0530)	(1,961,862)	426.0633	1,961,862	--
Balance at December 31, 2007	94,188.7078	364,289,314	36,968.6171	180,817,671	545,106,985
Net income		120,149,003		65,905,391	186,054,394
Contributions	27,723.6530	120,571,420	12,536.8009	69,453,881	190,025,301
Redemptions	(12,681.8275)	(56,920,876)	(5,427.0141)	(31,280,540)	(88,201,416)
Transfers	(241.4694)	(1,077,510)	189.6701	1,077,510	--
Balance at December 31, 2008	108,989.0639	547,011,351	44,268.0740	285,973,913	832,985,264
Net loss		(45,386,080)		(17,959,648)	(63,345,728)
Contributions	49,772.8589	241,416,577	21,781.4765	137,126,958	378,543,535
Redemptions	(9,863.1044)	(47,570,031)	(6,803.8627)	(42,878,135)	(90,448,166)
Transfers	(1,446.7298)	(7,037,288)	1,116.8667	7,037,288	--
Balance at December 31, 2009	147,452.0886	$688,434,529	60,362.5545	$369,300,376	$1,057,734,905

	Net Asset Value Per Unit
	Class A	Class B
December 31, 2009	$4,668.87	$6,118.04
December 31, 2008	$5,018.96	$6,460.05
December 31, 2007	$3,867.65	$4,891.11
December 31, 2006	$3,725.59	$4,627.81

The accompanying notes are an integral part of these financial statements.

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP
NOTES TO FINANCIAL STATEMENTS

Note 1.  Organization and Summary of Significant Accounting Policies

Description of the Fund

Futures Portfolio Fund, Limited Partnership (“Fund”) is a Maryland limited partnership, which operates as a commodity investment pool that commenced trading operations on January 2, 1990.  The Fund issues units of limited partner interests (“Units”) in two classes, Class A and Class B, which represent Units of fractional undivided beneficial interest in and ownership of the Fund.  The Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Third Amended and Restated Limited Partnership Agreement (“Partnership Agreement”).

The Fund utilizes commodity trading advisors to engage in the trading of futures and forward currency contracts, and other financial instruments traded in the United States and internationally.

The Fund is a registrant with the U.S. Securities and Exchange Commission (“SEC”) pursuant to the U.S. Securities Exchange Act of 1934, as amended (“1934 Act”).  As a registrant, the Fund is subject to the regulations of the SEC and the disclosure requirements of the 1934 Act.  As a commodity pool, the Fund is subject to the regulations of the U.S. Commodity Futures Trading Commission (“CFTC”), an agency of the United States (“U.S.”) Government, which regulates most aspects of the commodity futures industry; rules of the National Futures Association (“NFA”), an industry self-regulatory organization; rules of Financial Industry Regulatory Authority (“FINRA”), an industry self-regulatory organization; and the requirements of commodity exchanges where the Fund executes transactions.  Additionally, the Fund is subject to the requirements of the futures broker and Interbank market makers through which the fund trades.

Steben & Company, Inc. (“General Partner”), is the general partner of the Fund and a Maryland corporation registered with the CFTC as a commodity pool operator and a commodities introducing broker-dealer, and is also registered with the SEC as a registered investment advisor and a broker-dealer.  The General Partner is a member of the NFA and FINRA. The General Partner manages all aspects of the Fund’s business and serves as one of the Fund’s selling agents.

Classes of Interests

There are two classes of interests held by the limited partners, Class A and Class B Units. The General Partner may offer additional classes at its discretion. Both Class A and Class B Units are traded pursuant to identical trading programs and differ only in respect to the selling agent fees, which consists of selling agent commissions and broker dealer servicing fees. Class B Units are issued only at the General Partner’s discretion and are generally intended for investors who are participating in fee-based investment advisory programs. All items of income or loss, except for the selling agent fees, are allocated pro-rata between Class A and Class B Units. The selling agent fees applicable to each class of Units are then charged to each class. All items of income or loss allocated to each class of Units are then allocated pro-rata to each limited partner within each class. For purposes of both financial reporting and calculation of redemption value, net asset value per Class A or Class B Unit is calculated by dividing the net asset value of Class A or Class B interests by the number or outstanding Units of Class A or Class B.

Significant Accounting Policies

Accounting Policies

The Fund follows accounting standards established by the Financial Accounting Standards Board (“FASB”) to ensure consistent reporting of financial condition, results of operation and cash flows. Any reference to U.S. Generally Accepted Accounting Principles (“GAAP”) in these footnotes are to the FASB Accounting Standards Codification™, sometimes referred to as the Codification or ASC. The Codification is effective for periods ending on or after September 15, 2009.

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Revenue Recognition

Futures, options on futures, forward currency and swap contracts are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses.  Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations.  Interest income earned on investments in commercial paper, corporate notes, U.S. Government securities, Government-sponsored enterprise notes and other cash and cash equivalent balances is recorded on the accrual basis.

Cash and Cash Equivalent

Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the date of acquisition that are not held for sale in the normal course of business.  The Fund maintains cash and cash equivalents balances at Newedge USA, LLC and Newedge Group (U.K. Branch) (collectively “NUSA”), UBS Financial Services, Inc. and UBS A.G. (collectively “UBS”) and Bank of America and Banc of America Securities (collectively “Bank of America”). As of December 31, 2009, significant cash and cash equivalents balances held at NUSA, UBS and Bank of America were $298,065,047, $328,082,300 and $363,373,488, respectively.  As of December 31, 2008, significant cash and cash equivalents balances held at NUSA, UBS and Bank of America were $209,660,354, $213,671,965 and $81,663,804, respectively.  The significant cash equivalents balances held at Bank of America and UBS consist of money market funds.  The Fund is at risk to the extent that it maintains balances with financial institutions in excess of insured limits; however, the Fund does not believe it is exposed to any significant credit risk.

Fair Value of Financial Instruments

See Note 2 for the accounting policy for fair value of financial instruments.

Brokerage Commissions

Brokerage commissions include other trading fees and are charged to expense when contracts are opened and closed.

Redemptions Payable

Redemptions payable represent redemptions that meet the requirements of the Fund and have been approved by the General Partner prior to period-end.  These redemptions have been recorded using the period-end net asset value per unit.

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year.   Management has determined there are no material uncertain income tax positions through December 31, 2009.  With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2006.

Foreign Currency Transactions

The Fund has certain investments denominated in foreign currencies.  The purchase and sale of investments and income and expenses are translated at the rates of exchange prevailing on the respective dates of such transactions.  The Fund does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of investments held.  Such fluctuations are included with the net realized and unrealized gain (loss) on such investments.

Reclassification

Certain amounts in the 2008 and 2007 financial statements have been reclassified to conform to the 2009 presentation without affecting previously reported partners’ capital (net asset value).

Subsequent Events

The Fund has evaluated subsequent events for potential recognition and/or disclosure through the date the financial statements were issued.

Note 2.  Fair Value of Financial Instruments

Financial instruments are carried at fair value, the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following three categories:

Level 1.	Unadjusted quoted prices in active markets for identical instruments.

Level 2.	Quoted prices in active markets for similar instruments, or quoted prices for identical or similar instruments in markets that are not active.

Level 3.	Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

The Fund’s investments in U.S. Government securities, commercial paper, Government-sponsored enterprise notes and corporate notes are short-term in nature with a duration of less than one year, and typically, the Fund holds these investments through maturity. As such, interest income generated from these investments is recorded on the accrual basis in the statements of operations.

U.S. Government securities are recorded at amortized cost plus accrued interest, which approximates fair value based on bid and ask quotes for identical instruments.  Commercial paper, Government-sponsored enterprise notes and corporate notes are recorded at amortized cost plus accrued interest, which approximates fair value based on bid and ask quotes for similar, but not identical, instruments.  As such, U.S. Government securities are classified within Level 1 and commercial paper, Government-sponsored enterprise notes and corporate notes are classified within Level 2.

The investments in money market funds, included in cash and cash equivalents in the statements of financial condition, and futures contracts, all of which are exchange-traded, are valued using quoted market prices for identical assets and are classified within Level 1.

The fair values of forward currency contracts are based on third party quoted dealer values on the Interbank market and are classified within Level 2.

The Fund’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

	December 31, 2009
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts	$14,004,035	$-	$14,004,035
Net unrealized loss on open forward currency contracts	-	(2,429,014)	(2,429,014)
Cash and cash equivalents:
Money market funds	633,081,225	-	633,081,225
Government-sponsored enterprise notes	-	107,514,649	107,514,649
Total	$647,085,260	$105,085,635	$752,170,895

	December 31, 2008
	Level 1	Level 2	Total
Equity in broker trading accounts:
U.S. Government securities	$66,972,902	$-	$66,972,902
Net unrealized gain on open futures contracts	34,492,682	-	34,492,682
Net unrealized loss on open forward currency contracts	-	(1,202,959)	(1,202,959)
Cash and cash equivalents:
Money market funds	255,737,336	-	255,737,336
Commercial paper	-	140,590,377	140,590,377
Government-sponsored enterprise notes	-	75,198,945	75,198,945
Corporate notes	-	78,147,406	78,147,406
Total	$357,202,920	$292,733,769	$649,936,689

There were no Level 3 holdings as of December 31, 2009 and 2008, respectively, or during the years then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

Note 3.  Derivative Instruments

Effective January 1, 2009, the Fund adopted new guidance issued by the FASB regarding derivatives and hedging.  As required, the Fund presents qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of the gains and losses on agreements.

The Fund’s derivative contracts are comprised of futures and forward currency contracts. These derivative contracts are recorded in the statements of financial condition as assets measured at fair value and the related realized and change in unrealized gain (loss) associated with these derivatives is recorded in the statements of operations. The Fund has considered the counterparty credit risk related to all its futures and forward currency contracts, and does not deem any counterparty credit risk material at this time. The Fund does not designate any derivative instruments as hedging instruments.

As of December 31, 2009 and for the year ended December 31, 2009, the Fund’s derivative contracts had the following impact on the statements of financial condition and the statements of operations:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net	Number of open contracts
Net unrealized gain on open futures contracts
Types of exposure
Agricultural	$5,392,510	$(1,074,640)	$4,317,870	5,380
Currency	4,398,977	(3,463,788)	935,189	5,484
Energy	3,830,525	(2,487,944)	1,342,581	3,153
Single stock futures	--	(7,756)	(7,756)	28
Interest rate	8,760,428	(13,974,791)	(5,214,363)	29,799
Metal	13,545,225	(9,594,612)	3,950,613	4,458
Stock index	9,898,985	(1,219,084)	8,679,901	10,034
Net unrealized gain on open futures contracts	$45,826,650	$(31,822,615)	$14,004,035	58,336

Net unrealized loss on open forward currency contracts	$3,001,447	$(5,430,461)	$(2,429,014)	1,237

	Location of gain (loss) in statements of operations
Types of Exposure	Net realized gain (loss)	Number of realized contracts	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$(3,268,855)	53,527	$1,792,584
Currency	(8,204,223)	53,924	(266,564)
Energy	(43,882,399)	50,340	(592,475)
Single stock futures	(91,179)	1,107	(7,756)
Interest rate	6,159,982	307,580	(25,979,362)
Metal	19,636,364	20,447	(3,836,342)
Stock index	60,210,817	104,168	8,401,268
	30,560,507	591,093	(20,488,647)

Forward currency contracts	(7,450,916)		(1,226,055)
Net realized gain	$23,109,591
Net change in unrealized gain (loss)			$(21,714,702)

Note 4.  General Partner

The General Partner conducts and manages the business of the Fund.  During the years ended December 31, 2009, 2008 and 2007, the General Partner did not maintain a capital balance in the Fund; however, the beneficiary of the sole shareholder of the General Partner had an investment in Class B Units of 30.9315 Units valued at $151,289, $199,819 and $189,240, respectively.

During the years ended December 31, 2009, 2008 and 2007, the General Partner earned the following compensation:

•	A monthly General Partner management fee on Class A Units equal to 1/12th of 1.95% of the net asset value of the Class A Units as of the last day of each month.
•
Monthly selling agent commissions equal to 1/12th of 2% of the net asset value of the Class A Units as of the last day of each month and such amounts are included in selling agent fees in the statements of operations. The General Partner, in turn, pays the selling agent commissions to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent commissions are retained by the General Partner.

•	A monthly General Partner management fee on Class B Units equal to 1/12th of 1.95% of the net asset value of the Class B Units as of the last day of each month.
•
Monthly broker dealer servicing fees equal to 1/12th of 0.20% of the net asset value of the Class B Units as of the last day of each month and such amounts are included in selling agent fees in the statements of operations.  The General Partner, in turn, pays the broker dealer servicing fees to the respective selling agent.  If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

Pursuant to the terms of the Partnership Agreement, the General Partner receives/pays 1% of any increase/decrease in the Fund’s net asset value.  Such amount is reflected as the General Partner 1 percent allocation receivable or payable in the statements of financial condition and as the General Partner 1 percent allocation in the statements of operations.

Note 5.  Trading Advisors

The Fund has advisory agreements with various commodity trading advisors, pursuant to which the Fund incurs a monthly advisor management fee that ranges from 0% to 1/12th of 2% of allocated net assets (as separately defined in each respective advisory agreement), paid monthly or quarterly in arrears.  Additionally, the Fund incurs advisor incentive fees, paid quarterly in arrears, ranging from 20% to 30% of net new trading profits (as defined in each respective advisory agreement).

Note 6.  Deposits with Brokers

The Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of U.S. Government securities and cash with such brokers.  The Fund earns interest income on its assets deposited with the brokers.  The Fund’s excess margin monies are managed by the General Partner. As of December 31, 2009 and 2008, the Fund had margin requirements of $132,093,486 and $53,127,061, respectively.

Note 7.  Administrative Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses, such as accounting, audit, legal, administrative, marketing and offering expenses, up to 1/12th of 0.65% of the Fund’s month-end net asset value, payable quarterly in arrears.  Administrative expenses also include salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund, such as salaries and commissions of General Partner marketing personnel, and administrative employee salaries and related costs.  Pursuant to the terms of the Partnership Agreement, administrative expenses that exceed 1% of the average month-end net asset value of the Fund are the responsibility of the General Partner.  For the years ended December 31, 2009, 2008 and 2007, actual administrative expenses were $8,789,611, $6,405,612 and $4,979,458, respectively, which were below the 1% (pro-rated administrative expense limitation) of average month-end net asset value of the Fund by $988,455, $475,275 and $335,443, respectively.

Additionally, during the years ended December 31, 2009, 2008, and 2007, the General Partner voluntarily waived $2,410,018, $1,894,004 and $1,383,324, respectively, of administrative expenses of the Fund, and such amounts are included in administrative expenses waived in the statements of operations.  As of December 31, 2009 and 2008, $1,736,156 and $1,313,479, respectively, were payable to the General Partner for administrative expenses incurred on behalf of the Fund and not waived by the General Partner.  Such amounts are presented as administrative expenses payable – General Partner in the statements of financial condition.

Note 8.  Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000. Units are sold at the net asset value per Class A or Class B Unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At December 31, 2009, 2008 and 2007, the Fund received advance subscriptions of $37,057,961, $29,937,275 and $3,956,128 respectively, which were recognized as contributions to the Fund or returned, if applicable, subsequent to year-end.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner. A limited partner may request and receive redemption of Class A or Class B Units owned at the end of any month, subject to five business days prior written notice to the General Partner.  In certain circumstances other restrictions, as provided in the Partnership Agreement, may apply.

The General Partner may require a limited partner to redeem from the Fund if the General Partner deems the redemption (a) necessary to prevent or correct the occurrence of a nonexempt prohibited transaction (see SA-4, “Investment by Employee Benefit Plans”) under the Employee Retirement Income Security Act of 1974, as amended, or the Internal Revenue Code of 1986, as amended or (b) beneficial to the Fund or (c) necessary to comply with state, federal, or other self-regulatory organization regulations.

Note 9.  Trading Activities and Related Risks

The Fund engages in the speculative trading of futures, swaps, options and over-the-counter contracts, including forward currency contracts traded in the U.S. and internationally (collectively “derivatives”). The Fund is exposed to both market risk, the risk arising from changes in the fair value of the contracts, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures contracts requires margin deposits with the brokers. Additional deposits may be necessary for any loss on contract value. The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Government securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited. The Fund utilizes Newedge USA, LLC as its futures broker (“futures broker”) and Newedge Group (U.K. Branch) and UBG A.G. as its forward currency counterparties (“forward currency counterparties”).

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

The Fund utilizes UBS Financial Services, Inc. and Banc of America Securities as its cash management securities brokers (“cash management securities brokers”) for the investment of some margin excess amounts into short-term fixed income instruments including high grade commercial paper (interest bearing with some credit risk), U.S. Government securities and Government-sponsored enterprise notes (interest bearing) with durations no longer than one year. The Fund invests in certain commercial paper issued by an affiliate of UBS Financial Services, Inc. Fluctuations in prevailing interest rates could cause immaterial market-to-market losses on the Fund’s U.S. Government securities and other fixed income instruments, although substantially all of the short-term investments are held to maturity.

For derivatives, risks arise from changes in the fair value of the contracts. Theoretically, the Fund is exposed to a market risk equal to the value of futures and forward currency contracts purchased, and unlimited liability on such contracts sold short. As both a buyer and seller of options, the Fund pays or receives a premium at the outset and then bears the risk of unfavorable changes in the price of the contract underlying the option. Written options expose the Fund to potentially unlimited liability; for purchased options, the risk of loss is limited to the premiums paid.

In addition to market risk, upon entering into commodity interest contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures and options on futures contracts traded in the U.S. and on most non-U.S. futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the nonperformance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some non-U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.

In the case of forward currency contracts, over-the-counter options contracts or swap contracts, which are traded on the Interbank or other institutional market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a clearinghouse backed by a group of financial institutions; thus there likely will be greater counterparty credit risk. The Fund trades only with those counterparties that it believes to be creditworthy. All positions of the Fund are valued each day on a mark-to-market basis. There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

The net unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

	Futures Contracts		Forward Currency Contracts
	(exchange traded)		(non-exchange traded)
	December 31, 2009	December 31, 2008	December 31, 2009	December 31, 2008
Gross unrealized gains	$45,826,650	$45,886,155	$3,001,447	$2,924,001
Gross unrealized losses	(31,822,615)	(11,393,473)	(5,430,461)	(4,126,960)
Net unrealized gain (loss)	$14,004,035	$34,492,682	$(2,429,014)	$(1,202,959)

The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so. The limited partners bear the risk of loss only to the extent of the fair value of their respective investments and, in specific circumstances, distributions and redemptions received.

Note 10.  Indemnifications

The Fund is required to indemnify the General Partner, the Trading Advisors, the selling agents, the futures broker, any other of the Fund’s service providers and their affiliates, against various liabilities they may incur in providing services to the Fund, provided the indemnified party met the standard of conduct specified in the applicable indemnification clause. The Fund’s indemnification obligations could require the Fund to make substantial indemnification payments and reduce the net assets of the Fund, and ultimately, the net asset value of the limited partner interests.  However, the Fund believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the financial statements for such indemnifications.

Note 11.  Financial Highlights

The following information presents per Unit operating performance data and other ratios for the years ended December 31, 2009, 2008 and 2007.

	2009		2008		2007
	Class A	Class B	Class A	Class B	Class A	Class B

Per Unit Performance
(for a Unit outstanding throughout the entire year)

Net asset value per unit at beginning of year	$5,018.96	$6,460.05	$3,867.65	$4,891.11	$3,725.59	$4,627.81

Income from operations:
Gain (loss) from trading (1)	(4.56)	(6.19)	1,676.14	2,137.36	314.98	395.22
Net investment loss (1)	(345.53)	(335.82)	(524.83)	(568.42)	(172.92)	(131.92)

Total income (loss) from operations	(350.09)	(342.01)	1,151.31	1,568.94	142.06	263.30

Net asset value per unit at end of year	$4,668.87	$6,118.04	$5,018.96	$6,460.05	$3,867.65	$4,891.11

Total return	(6.98%)	(5.29%)	29.77%	32.08%	3.81%	5.69%

Supplemental data
Ratios to average net asset value
Expenses prior to advisor incentive fees and General Partner 1 percent allocation (2), (3)	6.23%	4.40%	6.44%	4.59%	6.61%	4.77%
General Partner 1 percent allocation	(0.07%)	(0.05%)	0.27%	0.29%	0.04%	0.06%
Advisor incentive fees	1.47%	1.48%	8.10%	8.10%	3.24%	3.22%

Total expenses	7.63%	5.83%	14.81%	12.98%	9.89%	8.05%

Net investment loss (2), (3)	(7.16%)	(5.35%)	(11.95%)	(10.13%)	(4.68%)	(2.85%)

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

(2)  All of the ratios under the supplemental data are computed net of voluntary and involuntary waivers of administrative expenses.  For the years ended December 31, 2009, 2008 and 2007 the ratios are net of 0.25%, 0.28% and 0.27%, respectively, of average net asset value relating to the waivers of administrative expenses. Both the nature and the amounts of the waivers are more fully explained in Note 7.

(3) The net investment loss includes interest income and excludes realized and unrealized gain (loss) from trading activities as shown in the statements of operations.  The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net trading gain (loss) in the statements of operations. The resulting amount is divided by the average net asset value for the year.