Form 10-Q
period 2010-03-31
FUTURES PORTFOLIO FUND L.P.
filed 2010-05-14
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Commission file number:  000-50728

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

Organized in Maryland	IRS Employer Identification No.: 52-1627106

c/o Steben & Company, Inc.
2099 Gaither Road, Suite 200, Rockville, Maryland 20850
(240) 631-9808

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
Yes ☐     No ☒

Part I:  Financial Information

Item 1.  Financial Statements

Futures Portfolio Fund, Limited Partnership
Statements of Financial Condition
March 31, 2010 (Unaudited) and December 31, 2009 (Audited)

	March 31, 2010	December 31, 2009
Assets
Equity in broker trading accounts
Cash	$313,377,299	$318,300,203
Net unrealized gain on open futures contracts	57,127,565	14,004,035
Net unrealized loss on open forward currency contracts	(823,485)	(2,429,014)
Interest receivable	46,888	13,642
Deposits with brokers	369,728,267	329,888,866
Cash and cash equivalents	334,911,508	671,220,632
Commercial paper, at fair value	93,461,340	—
Government sponsored enterprise notes, at fair value	164,880,700	107,514,649
U.S. Treasury securities	239,733,456	—
General Partner 1% allocation receivable	—	639,856
Total assets	$1,202,715,271	$1,109,264,003

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Administrative expenses payable – General Partner	$1,791,507	$1,736,156
Commissions and other trading fees payable on open contracts	159,504	117,427
General Partner management fee payable	1,902,248	1,732,238
General Partner 1% allocation payable	253,942	—
Trading Advisor management fees payable	2,509,709	2,363,509
Trading Advisor incentive fees payable	5,057,838	1,444,958
Selling Agent fees payable – General Partner	1,325,380	1,219,130
Redemptions payable	7,770,755	5,857,719
Subscriptions received in advance	22,898,322	37,057,961
Total liabilities	43,669,205	51,529,098
Partners’ Capital (Net Asset Value)
Class A Interests – 156,829.7088 units and 147,452.0886 units
outstanding at March 31, 2010 and December 31, 2009, respectively	745,880,303	688,434,529
Class B Interests – 66,000.0888 units and 60,362.5545 units
outstanding at March 31, 2010 and December 31, 2009, respectively	413,165,763	369,300,376
Total partners’ capital (net asset value)	1,159,046,066	1,057,734,905
Total liabilities and partners’ capital (net asset value)	$1,202,715,271	$1,109,264,003

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments
March 31, 2010
(Unaudited)

		Description	Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Treasury Securities
Face Value	Maturity Date
$40,000,000	7/29/10	U.S. Treasury Bill, 0.115%	$39,984,794	3.45%
40,000,000	7/29/10	U.S. Treasury Bill, 0.115%	39,984,794	3.45%
40,000,000	10/21/10	U.S. Treasury Bill, 0.17%	39,961,656	3.45%
40,000,000	10/21/10	U.S. Treasury Bill, 0.17%	39,961,656	3.45%
40,000,000	1/13/11	U.S. Treasury Bill, 0.25%	39,920,278	3.44%
40,000,000	1/13/11	U.S. Treasury Bill, 0.25%	39,920,278	3.44%
		Total U.S. Treasury securities (cost: $239,657,367)	$239,733,456	20.68%

Government Sponsored Enterprise Notes
Face Value	Maturity Date
$75,000,000	7/26/10	Federal Home Loan Mortgage Corporation, 0.16%	$74,961,000	6.47%
50,000,000	8/23/10	Federal National Mortgage Association, 0.23%	49,954,000	4.31%
40,000,000	8/26/10	Federal Home Loan Mortgage Corporation, 0.21%	39,965,700	3.45%
		Total government sponsored enterprise notes (cost: $164,858,594)	$164,880,700	14.23%

Commercial Paper
Face Value	Maturity Date
$50,000,000	6/30/10	Commonwealth Bank of Australia, 0.22%	$49,972,500	4.31%
43,530,000	8/27/10	Nestle Capital Corporation, 0.23%	43,488,840	3.75%
		Total commercial paper (cost: $93,460,173)	$93,461,340	8.06%

Long U.S. Futures Contracts
		Agricultural	$895,767	0.08%
		Currency	2,777,915	0.24%
		Energy	8,567,506	0.74%
		Interest rate	3,092,494	0.27%
		Metal (1)	14,906,059	1.29%
		Single stock futures	(21,114)	0.00%
		Stock index	2,902,230	0.25%
		Net unrealized gain on open long U.S. futures contracts	33,120,857	2.87%

Short U.S. Futures Contracts
		Agricultural	4,862,960	0.42%
		Currency	1,046,885	0.09%
		Energy	7,487,220	0.65%
		Interest rate	(297,832)	(0.03)%
		Metal	(11,121,483)	(0.96)%
		Stock index	81,888	0.01%
		Net unrealized gain on open short U.S. futures contracts	2,059,638	0.18%

(1) No individual futures or forward currency contract position constituted greater than one percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
March 31, 2010
(Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)

Long Foreign Futures Contracts
Agricultural	$193,376	0.02%
Currency	954,442	0.08%
Energy	320,766	0.03%
Interest rate (1)	13,533,158	1.17%
Metal	509,910	0.04%
Stock index	5,833,022	0.50%
Net unrealized gain on open long foreign futures contracts	21,344,674	1.84%

Short Foreign Futures Contracts
Agricultural	51,943	0.00%
Currency	(423,904)	(0.04)%
Interest rate	841,185	0.07%
Stock index	133,172	0.01%
Net unrealized gain on open short foreign futures contracts	602,396	0.04%

Net unrealized gain on open futures contracts	$57,127,565	4.93%

U.S. Forward Currency Contracts
Long	$(387,584)	(0.03)%
Short	(365,287)	(0.03)%
Net unrealized loss on open U.S. forward currency contracts	(752,871)	(0.06)%

Foreign Forward Currency Contracts
Long	185,510	0.02%
Short	(256,124)	(0.02)%
Net unrealized loss on open foreign forward currency contracts	(70,614)	0.00%

Net unrealized loss on open foreign forward currency contracts	$(823,485)	(0.06)%

(1) No individual futures or forward currency contract position constituted greater than one percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments
December 31, 2009
(Audited)

		Description	Fair Value	% of Partners’ Capital (Net Asset Value)

Government Sponsored Enterprise Notes
Face Value	Maturity Date
$46,750,000	1/28/10	Federal Home Loan Bank Discount Note (not callable), 0.96%	$46,951,148	4.44%
60,000,000	3/30/10	Federal Home Loan Bank Discount Note (not callable), 1.10%	60,563,501	5.73%
		Total government sponsored enterprise notes (cost: $107,153,196)	$107,514,649	10.17%

Long U.S. Futures Contracts
		Agricultural	$6,874,697	0.37%
		Currency	(1,096,530)	(0.10)%
		Energy	2,282,440	0.22%
		Interest rate	(4,285,126)	(0.41)%
		Metal	7,959,480	0.75%
		Single stock futures	(7,756)	(0.00)%
		Stock index	2,911,194	0.28%
		Net unrealized gain on open long U.S. futures contracts	11,638,399	1.11%

Short U.S. Futures Contracts
		Agricultural	(135,790)	(0.01)%
		Currency	1,736,191	0.16%
		Energy	(988,288)	(0.09)%
		Interest rate	2,012,021	0.19%
		Metal	(4,574,662	(0.43)%
		Stock index	23,900	0.00%
		Net unrealized loss on open short U.S. futures contracts	(1,926,628)	(0.18)%

Long Foreign Futures Contracts
		Agricultural	585,309	0.06%
		Currency	(50,076)	(0.00)%
		Energy	107,204	0.01%
		Interest rate	(3,745,572)	(0.35)%
		Metal	565,795	0.05%
		Stock index	6,313,742	0.60%
		Net unrealized gain on open long foreign futures contracts	3,776,402	0.37%

Short Foreign Futures Contracts
		Agricultural	(6,346)	(0.00)%
		Currency	345,604	0.03%
		Energy	(58,775)	(0.01)%
		Interest rate	804,314	0.08%
		Stock index	(568,935)	(0.05)%
		Net unrealized gain on open short foreign futures contracts	515,862	0.05%

		Net unrealized gain on open futures contracts	$14,004,035	1.35%

No individual futures or forward currency contract position constituted greater than one percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
December 31, 2009
(Audited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)

U.S. Forward Currency Contracts
Long	$(2,056,023)	(0.19)%
Short	351,945	0.03%
Net unrealized loss on open U.S. forward currency contracts	(1,704,078)	(0.16)%

Foreign Forward Currency Contracts
Long	(224,594)	(0.02)%
Short	(500,342)	(0.05)%
Net unrealized loss on open foreign forward currency contracts	(724,936)	(0.07)%

Net unrealized loss on open forward currency contracts	$(2,429,014)	(0.23)%

No individual futures or forward currency contract position constituted greater than one percent of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

 Futures Portfolio Fund, Limited Partnership
Statements of Operations
For the Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Trading Gain (Loss)
Net realized gain	$1,219,524	$17,552,256
Net change in unrealized gain (loss)	44,729,059	(28,138,225)
Brokerage commissions	(850,946)	(476,620)
Net gain (loss) from trading	45,097,637	(11,062,589)

Net Investment Loss
Income
Interest income	352,596	2,399,055
Expenses
General Partner management fee	5,370,616	4,290,363
General Partner 1% allocation	253,942	(227,812)
Trading Advisor management fees	4,063,298	3,439,895
Trading Advisor incentive fees	5,057,839	1,913,432
Selling Agent fees – General Partner	3,755,686	3,026,722
Administrative expenses – General Partner	2,467,367	2,078,312
Total expenses	20,968,748	14,520,912
Administrative expenses waived by General Partner	(658,738)	(631,064)
Net total expenses	20,310,010	13,889,848
Net investment loss	(19,957,414)	(11,490,793)

Net Income (Loss)	$25,140,223	$(22,553,382)

	Three Months Ended March 31,
	2010		2009
	Class A	Class B	Class A	Class B
Increase (decrease) in net asset value per Unit	$87.12	$142.04	$(130.85)	$(140.40)

Net income (loss) per Unit	$97.40	$163.36	$(138.74)	$(150.06)
(based on weighted average number of units outstanding)
Weighted average number of Units outstanding	152,352.0232	63,060.0436	112,457.0356	46,322.5433

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Statements of Cash Flows
For the Three Months Ended March 31, 2010 and 2009
 (Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities
Net income (loss)	$25,140,223	$(22,553,382)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss	(44,729,059)	28,138,225
Changes in
Interest receivable	(33,246)	(25,161)
Commercial paper	(93,461,340)	42,988,902
Government sponsored enterprise notes	(57,366,051)	(39,827,888)
U.S. Treasury securities	(239,733,456)	(2,908,098)
Corporate notes	—	50,640,983
General Partner 1% allocation receivable/payable	893,798	(2,107,149)
Administrative expenses payable – General Partner	55,351	114,615
Commissions and other trading fees payable on open contracts	42,077	20,620
General Partner management fee payable	170,010	65,095
Trading Advisor management fees payable	146,200	165,910
Trading Advisor incentive fees payable	3,612,880	(16,860,056)
Selling Agent fees payable – General Partner	106,250	44,558
Net cash provided by (used in) operating activities	(405,156,363)	37,897,174

Cash flows from financing activities
Subscriptions	62,711,508	59,040,676
Subscriptions received in advance	22,898,322	44,420,485
Redemptions	(21,685,495)	(25,932,088)
Net cash provided by financing activities	63,924,335	77,529,073

Net increase (decrease) in cash and cash equivalents	(341,232,028)	115,426,247
Cash and cash equivalents, beginning of period	989,520,835	505,006,123
Cash and cash equivalents, end of period	$648,288,807	$620,432,370

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$313,377,299	$176,981,569
Cash and cash equivalents	334,911,508	443,450,801
Total end of period cash and cash equivalents	$648,288,807	$620,432,370

Supplemental disclosure of cash flow information
Prior period redemptions paid	$5,857,719	$10,448,411
Prior period subscriptions received in advance	$37,057,961	$29,937,275

Supplemental schedule of non-cash financing activities
Redemptions payable	$7,770,755	$7,778,023

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Statements of Changes in Partners’ Capital (Net Asset Value)
For the Three Months Ended March 31, 2010 and 2009
 (Unaudited)

	Class A Interests		Class B Interests
	Units	Amount	Units	Amount	Total
Three Months Ended March 31, 2010
Balance at December 31, 2009	147,452.0886	$688,434,529	60,362.5545	$369,300,376	$1,057,734,905
Net income		14,838,449		10,301,774	25,140,223
Subscriptions	12,187.7184	55,497,066	7,417.9277	44,272,403	99,769,469
Redemptions	(2,575.7831)	(11,802,542)	(1,958.5631)	(11,795,989)	(23,598,531)
Transfers	(234.3151)	(1,087,199)	178.1697	1,087,199	—
Balance at March 31, 2010	156,829.7088	$745,880,303	66,000.0888	$413,165,763	$1,159,046,066

Three Months Ended March 31, 2009
Balance at December 31, 2008	108,989.0639	$547,011,351	44,268.0740	$285,973,913	$832,985,264
Net loss		(15,602,409)		(6,950,973)	(22,553,382)
Subscriptions	11,181.9308	56,340,578	5,026.0976	32,637,373	88,977,951
Redemptions	(2,875.4130)	(14,355,615)	(1,381.5967)	(8,906,085)	(23,261,700)
Transfers	(603.4292)	(2,989,279)	467.2348	2,989,279	—
Balance at March 31, 2009	116,692.1525	$570,404,626	48,379.8097	$305,743,507	$876,148,133

Net Asset Value per Unit
	Class A	Class B
March 31, 2010	$4,755.99	$6,260.08
December 31, 2009	4,668.87	6,118.04
March 31, 2009	4,888.11	6,319.65
December 31, 2008	5,018.96	6,460.05

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

The Fund uses commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments traded in the United States (“U.S.”) and internationally.

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

Steben & Company, Inc. (“General Partner”), is the general partner of the Fund and a Maryland corporation registered with the CFTC as a commodity pool operator and a commodities introducing broker, and is also registered with the SEC as a registered investment advisor and a broker dealer.  The General Partner is a member of the NFA and FINRA. The General Partner manages all aspects of the Fund’s business and serves as one of the Fund’s selling agents.

Significant Accounting Policies

Financial Accounting Standards Board Accounting Standards Codification

The Fund follows accounting standards established by the Financial Accounting Standards Board (“FASB”) to ensure consistent reporting of financial condition, results of operation and cash flows in conformity with accounting principles generally accepted in the U.S.  The accounting standards are embodied in the FASB Accounting Standards Codification, which became effective for periods ending on or after September 15, 2009.

Use of Estimates

Preparing financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Revenue Recognition

Futures, options on futures, forward currency and swap contracts are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated.  Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses.  Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations.  Interest income earned on investments in commercial paper, corporate notes, U.S. Treasury securities, government sponsored enterprise notes and other cash and cash equivalent balances is recorded on the accrual basis.

Fair Value of Financial Instruments

Financial instruments are carried at fair value, the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following categories:

Level 1 –
Fair value is based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical instruments.  Financial instruments utilizing Level 1 inputs include exchange-traded derivatives and money market funds.

Level 2 –
Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach.  Financial instruments utilizing Level 2 inputs include forward currency contracts and government sponsored enterprise notes.

Level 3 –	Fair value is based on valuation techniques in which one or more significant inputs are unobservable. The Fund has no financial instruments utilizing Level 3 inputs.

U.S. Treasury securities are recorded at amortized cost plus accrued interest, which approximates fair value based on bid and ask quotes for identical instruments.  Commercial paper, government sponsored enterprise notes and corporate notes are recorded at amortized cost plus accrued interest, which approximates fair value based on bid and ask quotes for similar, but not identical, instruments.  As such, U.S. Treasury securities are classified within Level 1 and commercial paper, government sponsored enterprise notes and corporate notes are classified within Level 2.

The investments in money market funds, included in cash and cash equivalents in the statements of financial condition, and futures contracts, all of which are exchange-traded, are valued using quoted market prices for identical assets and are classified within Level 1. The fair values of forward currency contracts are based upon third party quoted dealer values on the interbank market and are classified within Level 2.

Derivative Instruments

Effective January 1, 2009, the Fund adopted new guidance issued by FASB regarding derivatives and hedging.  The Fund’s derivative contracts are comprised of futures and forward currency contracts.  These derivative contracts are recorded in the statements of financial condition as assets measured at fair value and the related realized and change in unrealized gain (loss) associated with these derivatives is recorded in the statements of operations.  The Fund has considered the counterparty credit risk related to all its futures and forward currency contracts and does not deem any counterparty credit risk material at this time.  The Fund does not designate any derivative instruments as hedging instruments.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the date of acquisition that are not held for sale in the normal course of business.  The Fund maintains cash and cash equivalents balances at Newedge USA, LLC and Newedge Group (U.K. Branch) (collectively “NUSA”), UBS Financial Services, Inc. and UBS A.G. (collectively “UBS”) and Bank of America and Banc of America Securities, LLC (collectively “Bank of America”). At March 31, 2010, cash and cash equivalents balances held at NUSA, UBS and Bank of America were $291,622,910, $82,416,817 and $274,249,080, respectively.   The Fund is at risk to the extent that it maintains balances with financial institutions in excess of insured limits; however, the Fund does not believe it is exposed to any significant credit risk.

Brokerage Commissions

Brokerage commissions include other trading fees and are charged to expense when contracts are opened and closed.

Redemptions Payable

Redemptions payable represent redemptions that meet the requirements of the Fund and have been approved by the General Partner prior to period-end.  These redemptions have been recorded using the period-end net asset value per Unit.

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year.  Management has determined there are no material uncertain income tax positions through March 31, 2010.  With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2006.

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

Reclassification

Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 presentation without affecting previously reported partners’ capital (net asset value).

Subsequent Events

The Fund has evaluated subsequent events for potential recognition and/or disclosure through the date the financial statements were issued.

2.	Fair Value Disclosures

The Fund’s assets and liabilities measured at fair value on a recurring basis are summarized in the following tables by the type of inputs applicable to the fair value measurements.

March 31, 2010

	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts	$57,127,565	$—	$57,127,565
Net unrealized loss on open forward currency contracts		(823,485)	(823,485)
Cash and cash equivalents:
Money market funds	111,922,750	—	111,922,750
Commercial paper	—	93,461,340	93,461,340
Government sponsored enterprise notes	—	164,880,700	164,880,700
U.S. Treasury securities	239,733,456	—	239,733,456
Total	$408,783,771	$257,518,555	$666,302,326

December 31, 2009

	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts	$14,004,035	$—	$14,004,035
Net unrealized loss on open forward currency contracts	—	(2,429,014)	(2,429,014)
Cash and cash equivalents:
Money market funds	633,081,225	—	633,081,225
Government sponsored enterprise notes	—	107,514,649	107,514,649
Total	$647,085,260	$105,085,635	$752,170,895

There were no Level 3 holdings at March 31, 2010 and December 31, 2009, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

At March 31, 2010 and for the three months then ended, the Fund’s derivative contracts had the following impact on the statements of financial condition and the statements of operations:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net	Number of open contracts
Net unrealized gain on open futures contracts
Types of exposure
Agricultural	$6,879,368	$(875,322)	$6,004,046	6,007
Currency	7,803,798	(3,448,460)	4,355,338	7,366
Energy	16,623,427	(247,935)	16,375,492	5,296
Interest rate	20,799,715	(3,630,710)	17,169,005	39,964
Metal	16,943,961	(12,649,475)	4,294,486	5,138
Single stock futures	—	(21,114)	(21,114)	306
Stock index	9,599,324	(649,012)	8,950,312	12,610
Net unrealized gain on open futures contracts	$78,649,593	$(21,522,028)	$57,127,565	76,687

Net unrealized loss on open forward currency contracts	$3,641,721	$(4,465,206)	$(823,485)	1,400

	Location of gain (loss) in statements of operations
Types of Exposure	Net realized gain (loss)	Number of realized contracts	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$(4,188,669)	14,971	$1,686,176
Currency	8,623,416	20,024	3,420,149
Energy	(16,420,887)	14,863	15,032,911
Interest rate	12,611,074	88,125	22,383,368
Metal	(4,718,283)	6,342	343,873
Single stock futures	135,701	371	(13,358)
Stock index	3,308,255	37,121	270,411
Total futures contracts	(649,393)	181,817	43,123,530

Forward currency contracts	1,561,213	9,919	1,605,529
Net realized gain	$911,820
Net change in unrealized gain (loss)			$44,729,059

At December 31, 2009, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net	Number of open contracts
Net unrealized gain on open futures contracts
Types of exposure
Agricultural	$5,392,510	$(1,074,640)	$4,317,870	5,380
Currency	4,398,977	(3,463,788)	935,189	5,484
Energy	3,830,525	(2,487,944)	1,342,581	3,153
Interest rate	8,760,428	(13,974,791)	(5,214,363)	29,799
Metal	13,545,225	(9,594,612)	3,950,613	4,458
Single stock futures	—	(7,756)	(7,756)	28
Stock index	9,898,985	(1,219,084)	8,679,901	10,034
Net unrealized gain on open futures contracts	$45,826,650	$(31,822,615)	$14,004,035	58,336

Net unrealized loss on open forward currency contracts	$3,001,447	$(5,430,461)	$(2,429,014)	1,237

For the three months ended March 31, 2009, the Fund’s derivative contracts had the following impact on the statements of operations:

	Location of gain (loss) in statements of operations
Types of Exposure	Net realized gain (loss)	Number of realized contracts	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$(1,164,073)	9,550	$(3,302,473)
Currency	(6,436,992)	6,008	(1,057,361)
Energy	4,712,447	6,434	(1,464,535)
Interest rate	9,188,129	53,922	(6,293,604)
Metal	6,452,674	3,376	(8,699,710)
Stock index	5,280,605	19,704	(504,230)
Total futures contracts	18,032,790	98,994	(21,321,913)

Forward currency contracts	(17,819)		(6,816,312)
Net realized gain	$18,014,971
Net change in unrealized gain (loss)			$(28,138,225)

4.	General Partner

At March 31, 2010 and December 31, 2009, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund; however, the beneficiary of the sole shareholder of the General Partner had an investment of 30.9315  Class B Units.  At March 31, 2010 and December 31, 2009, this investment was valued at $193,634 and $189,240, respectively.

The General Partner earns the following compensation:

■
General Partner Management Fee – the Fund incurs a monthly fee on Class A and Class B Units equal to 1/12th of 1.95% of the month-end net asset value of the Class A and Class B Units, payable in arrears.

■
Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units and such amounts are included in Selling Agent fees – General Partner in the statements of operations.  The General Partner, in turn, pays the selling agent fee to the respective selling agents.  If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fee are retained by the General Partner.

■
Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.20% of the month-end net asset value of the Class B Units and such amounts are included in Selling Agent fees – General Partner in the statements of operations.  The General Partner, in turn, pays the fee to the respective selling agents.  If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fee are retained by the General Partner.

Pursuant to the terms of the Partnership Agreement, the General Partner receives/pays one percent of any increase/decrease in the Fund’s net asset value.  Such amount is reflected as the General Partner 1% allocation receivable or payable in the statements of financial condition and as the General Partner 1% allocation in the statements of operations.

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

The Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements. Margin requirements are satisfied by the deposit of cash and U.S. Treasury securities with such brokers.  The Fund earns interest income on its assets deposited with brokers.  At March 31, 2010 and December 31, 2009, the Fund had margin requirements of $151,869,956 and $132,093,486, respectively.

7.	Administrative Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses, such as accounting, audit, legal, administrative, marketing and offering expenses, up to 1/12th of 0.65% of the Fund’s month-end net asset value, payable quarterly in arrears.  Administrative expenses also include salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund, such as salaries and commissions of General Partner marketing personnel, and administrative employee salaries and related costs.  Pursuant to the terms of the Partnership Agreement, administrative expenses that exceed 1% of the average month-end net asset value of the Fund are the responsibility of the General Partner.  For the three months ended March 31, 2010 and 2009, actual administrative expenses were $2,467,367 and $2,078,312, respectively, which were below the 1% administrative expense limitation.

Additionally, during the three months ended March 31, 2010 and 2009, the General Partner voluntarily waived $658,738 and $631,064, respectively, of administrative expenses of the Fund, and such amounts are included in Administrative expenses waived by General Partner in the statements of operations.  At March 31, 2010 and December 31, 2009, $1,791,507 and $1,736,156, respectively, were payable to the General Partner for administrative expenses incurred on behalf of the Fund and not waived by the General Partner.  Such amounts are presented as Administrative expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner.  The minimum investment is $10,000.  Units are sold at the net asset value per Class A or Class B Unit as of the close of business on the last day of the month in which the subscription is accepted.  Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted.  At March 31, 2010 and December 31, 2009, the Fund received advance subscriptions of $22,898,322 and $37,057,961, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner.  A limited partner may request and receive redemption of Class A or Class B Units owned at the end of any month, subject to five business days’ prior written notice to the General Partner, and in certain circumstances, restrictions in the Partnership Agreement.

The General Partner may require a limited partner to redeem from the Fund if the General Partner deems the redemption (a) necessary to prevent or correct the occurrence of a nonexempt prohibited transaction under the Employee Retirement Income Security Act of 1974, as amended, or the Internal Revenue Code of 1986, as amended, (b) beneficial to the Fund, or (c) necessary to comply with applicable government or other self-regulatory organization regulations.

9.	Trading Activities and Related Risks

The Fund engages in the speculative trading of futures, swaps, options and over-the-counter contracts, including forward currency contracts traded in the U.S. and internationally (collectively “derivatives”).  The Fund is exposed to both market risk, the risk arising from a change in the fair value of a contract, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures contracts requires margin deposits with the futures brokers.  Additional deposits may be necessary for any loss on contract value.  The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities.  A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements.  In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited.  The Fund utilizes Newedge USA, LLC as its futures broker (“futures broker”) and Newedge Group (U.K. Branch) and UBG A.G. as its forward currency counterparties (“forward currency counterparties”).

For futures contracts, risks arise from changes in the fair value of the contracts.  Theoretically, the Fund is exposed to a market risk equal to the value of futures and forward currency contracts purchased, and unlimited liability on such contracts sold short.

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

In the case of forward currency contracts, over-the-counter options contracts or swap contracts, which are traded on the Interbank or other institutional market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a clearinghouse backed by a group of financial institutions; thus there likely will be greater counterparty credit risk.  The Fund trades only with those counterparties that it believes to be creditworthy.  However, there can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

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

The Fund utilizes UBS and Banc of America Securities, LLC as its cash management securities brokers (“cash management securities brokers”) for the investment of some excess margin amounts into short-term fixed income instruments including high grade commercial paper, corporate notes, U.S. Treasury securities and government sponsored enterprise notes with durations no longer than one year.  The Fund invests in certain commercial paper issued by an affiliate of UBS.  Fluctuations in prevailing interest rates could cause immaterial marked-to-market losses on the Fund’s U.S. Treasury securities and other fixed income instruments, although substantially all of the short-term investments are held to maturity.

The net unrealized gain (loss) on open futures and forward currency contracts is comprised of the following:

	Futures Contracts (exchange-traded)		Forward Currency Contracts (non-exchange-traded)
	March 31, 2010	December 31, 2009	March 31, 2010	December 31, 2009
Gross unrealized gains	$78,649,593	$45,826,650	$3,641,721	$3,001,447
Gross unrealized losses	(21,522,028)	(31,822,615)	(4,465,206)	(5,430,461)
Net unrealized gain (loss)	$57,127,565	$14,004,035	$(823,485)	$(2,429,014)

The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so.  The limited partners bear the risk of loss only to the extent of the fair value of their respective investments and, in specific circumstances, distributions and redemptions received.

10.	Indemnifications

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

11.	Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, at March 31, 2010, the statements of operations for the three months ended March 31, 2010 and 2009, the statements of cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2010 and 2009 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at March 31, 2010, results of operations for the three months ended March 31, 2010 and 2009, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2010 and 2009.  The results of operations for the three months ended March 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Form 10-K as filed with the SEC.

12.	Financial Highlights

The following information presents per Unit operating performance data and other ratios for the three months ended March 31, 2010 and 2009, assuming the Unit was outstanding throughout the entire period.

	2010		2009
	Class A	Class B	Class A	Class B
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$4,668.87	$6,118.04	$5,018.96	$6,460.05
Income (loss) from operations
Gain (loss) from trading(1)	179.06	236.40	(56.22)	(73.52)
Net investment loss(1)	(91.94)	(94.36)	(74.63)	(66.88)
Total income (loss) from operations	87.12	142.04	(130.85)	(140.40)

Net asset value per Unit at end of period	$4,755.99	$6,260.08	$4,888.11	$6,319.65

Total return (5)	1.87%	2.32%	(2.61)%	(2.17)%

Other Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fee and General Partner 1% allocation (2) (3) (4)	6.18%	4.37%	6.31. %	4.47. %
Trading Advisor incentive fee (5)	0.46%	0.47%	0.22%	0.22%
General Partner 1% allocation (5)	0.02%	0.03%	(0.03)%	(0.02)%
Total expenses	6.66%	4.87%	6.50%	4.67%

Net investment loss (2) (3) (4) (6)	(6.05)%	(4.24)%	(5.19)%	(3.35)%

Total returns are calculated based on the change in value of a Class A or Class B Unit during the period.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

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

(2) All of the ratios under the supplemental data are computed net of voluntary and involuntary waivers of administrative expenses.  For the three months ended March 31, 2010 and 2009 the ratios are net of 0.24% and 0.29%, respectively, of average net asset value relating to the waivers of administrative expenses.  Both the nature and the amounts of the waivers are more fully explained in Note 7.

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

(4) Ratios have been annualized.

(5) Ratios have not been annualized.

(6) Ratio excludes Trading Advisor incentive fees and General Partner 1% allocation.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Using professional trading advisors, the Fund engages in the speculative trading of futures contracts, forward currency contacts and other financial instruments traded in the U.S. and internationally.  The Fund primarily trades futures contracts within six major market sectors:  interest rates, equity indices, energy products, currencies, metals and agricultural commodities.

Liquidity

Most U.S. commodity exchanges limit fluctuations in futures contracts prices during a single day by regulations referred to as daily price fluctuation limits or daily limits.  During a single trading day, no trades may be executed at prices beyond the daily limit.  Once the price of a futures contract has reached the daily limit for that day, positions in that contract can neither be taken nor liquidated.  Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Similar occurrences could prevent the Fund from promptly liquidating unfavorable positions and subject the Fund to substantial losses which could exceed the margin initially committed to such trades.  Additionally, even if futures prices have not moved the daily limit, the Fund may not be able to execute futures trades at favorable prices if little trading in such contracts is taking place.  Other than these limitations on liquidity, which are inherent in the Fund’s futures trading operations, the Fund’s assets are expected to be highly liquid.

Redemptions may be made by a limited partner as of the last business day of any month at the net asset value on such redemption date of the redeemed Units (or portion thereof) on that date, on five business days’ prior written notice to the General Partner.  Partial redemptions must be for at least $1,000, unless such requirement is waived by the General Partner.  In addition, the limited partner, if making a partial redemption, must maintain at least $10,000 or his original investment amount, whichever is less, in the Fund unless such requirement is waived by the General Partner.

At March 31, 2010, illiquidity has not materially affected the Fund’s assets.  There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

Capital Resources

The Fund intends to raise additional capital only through the sale of Units, and does not intend to raise any capital through borrowing.  Due to the nature of the Fund’s business, the Fund does not contemplate making capital expenditures.  The Fund does not have, nor does it expect to have, any capital assets.  Redemptions, exchanges, and sales of Units in the future will affect the amount of funds available for investments in futures contracts, forward currency contracts and other financial instruments in subsequent periods.  It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows of Units.  There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Fund’s capital resource arrangements at the present time.

Results of Operations

The returns for Class A and B Units for the three months ended March 31, 2010 and 2009 were as follows:

Class of Units	2010	2009
Class A	1.87%	(2.61)%
Class B	2.32%	(2.17)%

Past performance is not necessarily indicative of future results.  Further analysis of the trading gains and losses is provided below.

2010

January

A Units of the Fund were down 4.56% for the month of January and B Units were down 4.42%.  The Fund ended the month lower as losses from global equity indices, energy, metals and currencies offset profits from interest rate instruments and agricultural commodities.  The Fund’s most significant losses came from global equity indices.  The sector reversed from an upward trend that began in March of 2009.  The stock market experienced a sharp sell-off after investors reacted to the growing concern of weaker global economic growth and the decision by the U.S. government to limit speculative trading by banks.  This price reversal went against the Fund’s long positions, which generated losses.  China announced it was taking steps to limit bank lending in order to moderate its own growth.  The news pushed commodity prices lower, especially in energy and industrial metals.  The lower prices went against the Fund’s long positions in those sectors.  Interest rate instrument prices were higher this month, which helped recover some of the losses the sector generated in last month’s trading.

February

A Units of the Fund were up 1.63% for the month of February and B Units were up 1.78%.  The Fund posted positive gains in February as profits from interest rate instruments and currencies outweighed losses from agricultural commodities and energies.  The most significant gains came from short-term interest rate instrument prices, which trended higher following news of the Greek debt crisis.  This news also placed downward pressure on foreign currencies, especially the EU euro and British pound.  The rise in interest rate instrument prices benefited the Funds’ long positions in that sector, while falling European currencies generated profits for the Fund’s short foreign currency positions.  In agricultural commodities, declining prices went against the Fund’s long positions, including sugar, corn and soybeans.

March

A Units of the Fund were up 5.02% for the month of March and B Units were up 5.18%.  The Fund finished higher this month with profits in five of the six major market sectors.  The Fund’s most significant gains came from equity indices where prices continued to trend higher.  Many of the global indices, including the S&P 500, reached their highest level since the third quarter of 2008.  Although equity prices experienced a brief reversal between late January and early February, the Fund’s systematic trading systems maintained long positions and profited from the upward trend that resumed during late February and March.  In the energy sector, natural gas resumed a strong downward trend that benefited the Fund’s short natural gas positions, while crude oil prices climbed which benefited the Fund’s long oil positions.  In the metals sector, the base metals including nickel, copper, aluminum and zinc all profited on rising prices.

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

February

A Units of the Fund were down 0.11% for the month of February 2009 and B Units were up 0.04%.The Fund ended the month essentially flat as most markets continued to trade within relatively narrow price ranges.  Global equity markets continued to decline amid further weak economic data and a deepening recession.  This decline benefited the Fund’s short positions in equity indices.  The energy sector finished with modest profits from short positions in natural gas and heating oil. Agricultural commodities were profitable, despite some losses from a sharp reversal in cocoa markets.  Foreign currencies experienced losses this month due to the weakening of the Japanese yen relative to the U.S. dollar.  The yen had risen approximately 30% between August 2008 and the start of February and then changed direction against the U.S. dollar and other major currencies.

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

Off-Balance Sheet Risk

The term off-balance sheet risk refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss.  The Fund trades in futures and forward contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk.  In entering into these contracts there exists a risk to the Fund, market risk, that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable.  If the markets should move against all of the futures interests positions of the Fund at the same time, and if the commodity trading advisors were unable to offset futures interest positions of the Fund, the Fund could lose all of its assets and the limited partners would realize a 100% loss.  The General Partner minimizes market risk through diversification of the portfolio allocations to multiple trading advisors, and maintenance of a margin-to-equity ratio that rarely exceeds 30%.

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

In the case of forward contracts, which are traded on the Interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty risk. The General Partner utilizes only those counterparties that it believes to be creditworthy for the Fund.  All positions of the Fund are valued each day on a mark-to-market basis.  There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

The Fund utilizes U.S. Treasury securities, government sponsored enterprise notes, corporate notes and investment grade commercial paper with maturities of less than one year.  Investment grade commercial paper is an unsecured, short-term debt instrument issued by a corporation with maturities rarely longer than 270 days. Commercial paper is not usually backed by any form of collateral, so only firms with high-quality debt rating will be used.  As commercial paper is not backed by the full faith and credit of the U.S. government, if the issuing corporation defaults on their obligations to the Fund, the Fund bears the risk of loss of the amount expected to be received.

Significant Accounting Estimates

Management believes that the application of the accounting policy for the fair value of financial instruments, which is significant to the Fund’s financial position and results of operations, requires judgments and estimates on the part of management.  A summary of all of the Fund’s significant accounting policies are included in Note 1 to the Financial Statements.

The Fund’s financial instruments are carried at fair value.  In determining fair value, management uses inputs that are observable in active or inactive markets for identical or similar instruments.  The Fund’s investments in money market funds are valued based on published closing prices for identical instruments.  Similarly, the fair value of exchange-traded futures contracts are based on exchange settlement prices.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Introduction

The market-sensitive instruments held by the Fund are acquired for speculative trading purposes, and all or a substantial amount of the Fund’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.

Market movements result in frequent changes in the fair market value of the Fund’s open positions and, consequently, in its earnings and cash flow.  The Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Fund’s open positions and the liquidity of the markets in which it trades.

The Fund rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance cannot be relied on as indicative of its future results.

Standard of Materiality

Materiality as used in this section, Quantitative and Qualitative Disclosures about Market Risk, is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Fund’s market sensitive instruments.

Quantifying the Fund’s Trading Value at Risk

The following quantitative disclosures regarding the Fund’s market risk exposures contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector.  However, the inherent uncertainty of the Fund’s speculative trading and the recurrence in the markets traded by the Fund to market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund’s experience to date (i.e., “risk of ruin”). Risk of ruin is defined to be no more than a 5% chance of losing 20% or more on a monthly basis.  In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to Value at Risk or by the Fund’s attempts to manage its market risk.

The Fund’s risk exposure in the various market sectors traded by the Fund’s Trading Advisors is quantified below in terms of Value at Risk.  Due to mark-to-market accounting, any loss in the fair value of the Fund’s open positions is directly reflected in the Fund’s earnings.

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

In the case of market sensitive instruments that are not exchange-traded (includes currencies, certain energy products and metals), the margin requirements required by the forward counterparty is used as Value at Risk.

In quantifying the Fund’s Value at Risk, 100% positive correlation in the different positions held in each market risk category has been assumed.  Consequently, the margin requirements applicable to the open contracts have simply been aggregated to determine each trading category’s aggregate Value at Risk.  The diversification effects resulting from the fact that the Fund’s positions are rarely, if ever, 100% positively correlated, have not been reflected.

Value at Risk as calculated herein may not be comparable to similarly titled measures used by others.

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at March 31, 2010 and December 31, 2009.  All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	March 31, 2010		December 31, 2009
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural	$9,348,524	0.81%	$9,643,002	0.91%
Currency	39,696,402	3.42	31,050,237	2.94
Energy	20,061,149	1.73	12,344,514	1.17
Interest rate	36,233,118	3.13	33,136,438	3.13
Metal	13,694,270	1.18	14,626,587	1.38
Single stock futures	566,100	0.05	47,348	0.00
Stock index	51,014,187	4.40	47,762,176	4.52
Total	$170,613,750	14.72%	$148,610,302	14.05%

Material Limitations on Value at Risk as an Assessment of Market Risk.

The face value of the market sector instruments held by the Fund is typically many times the applicable margin requirement (margin requirements generally range between 1% and 10% of contract face value) as well as many times the capitalization of the Fund.  The magnitude of the Fund’s open positions creates a “risk of ruin” not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions - unusual, but historically recurring from time to time - could cause the Fund to incur severe losses over a short period of time.  The foregoing Value at Risk tables - as well as the past performance of the Fund - gives no indication of this “risk of ruin.”

Non-Trading Risk

The Fund has non-trading market risk on its foreign cash balances not needed for margin.  However, these balances (as well as the market risk they represent) are immaterial.  The Fund also has non-trading market risk as a result of investing a substantial portion of its available assets in government sponsored enterprise notes.  The market risk represented by these investments is immaterial.

Qualitative Disclosures Regarding Primary Trading Risk Exposures.

The following qualitative disclosures regarding the Fund’s market risk exposures - except for those disclosures that are statements of historical fact and the descriptions of how the Fund manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, (“1933 Act”) and Section 21E of the Securities Exchange Act of 1934, (“1934 Act”). The Fund’s primary market risk exposures as well as the strategies used and to be used by the Fund’s Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of March 31, 2010, by market sector.

Agricultural

The Fund’s primary agricultural exposure is due to price movements in agricultural commodities, which are often directly affected by severe or unexpected weather conditions as well as other factors.   The Fund’s agricultural exposure is primarily to cotton, coffee, cocoa, rubber, corn, soybeans and wheat.

Currency

The Fund’s currency risk exposure is due to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Fund trades various currencies, including cross-rates (i.e., positions between two currencies other than the U.S. dollar).  The General Partner does not anticipate that the risk profile of the Fund’s currency sector will change significantly in the future.

Energy

The Fund’s primary energy market exposure is due to gas and oil price movements, often resulting from political developments, ongoing conflicts or production disruptions in the Middle East and other oil producing nations.  Crude oil, heating oil and unleaded gas are the dominant energy market exposures of the Fund.  Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Interest Rate

Interest rate risk is a significant market exposure of the Fund.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Fund and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund’s profitability.  The Fund’s primary interest rate exposure is to interest rate fluctuations in the U.S., Japan, Great Britain, the European Economic Union, Sweden, Canada, Australia and New Zealand.  The General Partner anticipates that interest rates fluctuations will remain the primary market exposure of the Fund for the foreseeable future.

Metal

The Fund’s metals market exposure is primarily due to fluctuations in the price of aluminum, copper, gold, silver, nickel, platinum, lead and zinc.

Single Stock Futures

The Fund has a very small exposure to Single Stock Futures (“SSF”).  The Fund’s SSF exposure is primarily due to adverse price movements in the underlying stock.

Stock Index

The Fund’s primary equity exposure is due to equity price risk in many countries other than the U.S.  Additionally, the Fund bears the risk that static markets would not cause major market changes but would make it difficult for the Fund to avoid being “whipsawed” into numerous small losses.  The stock index futures traded by the Fund are limited to futures on broadly based indices.  The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European, Hong Kong and Japanese indices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of March 31, 2010.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in EU euros, Japanese yen, British pounds, Australian dollars, Hong Kong dollars and Canadian dollars.  The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than once a week).

U.S. Treasury Securities, Government Sponsored Enterprise Notes, Commercial Paper and Corporate Notes

Monies in excess of margin requirements may be invested in short-term fixed income instruments, including high-quality commercial paper (interest bearing with some credit risk), government sponsored enterprise notes and corporate notes with durations of less than one year.  Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Fund’s short term investments; although substantially all of these short term investments are held to maturity.

Qualitative Disclosures Regarding Means of Managing Risk Exposure

The means by which the Fund and the Fund’s Trading Advisors, severally, attempt to manage the risk of the Fund’s open positions is essentially the same in all market sectors traded.  The Fund’s Trading Advisors apply risk management policies to their respective trading which generally limit the total exposure that may be taken.  In addition, the Trading Advisors generally follow proprietary diversification guidelines (often formulated in terms of the balanced volatility between markets and correlated groups).

The Fund is unaware of any (i) anticipated known demands, commitments or capital expenditures, (ii) material trends, favorable or unfavorable, in its capital resources, or (iii) trends or uncertainties that will have a material effect on operations.  From time to time, certain regulatory agencies have proposed increased margin requirements on futures contracts.  Since the Fund generally use a small percentage of assets as margin, the Fund does not believe that any increase in margin requirements, as proposed, will have a material effect on the Fund’s operations.

Item 4: Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at March 31, 2010 (the “Evaluation Date”).  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the first quarter of 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II:  Other Information

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in the Fund’s Form 10-K for the year-ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended March 31, 2010.  Under the Fund’s partnership agreement, Limited Partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit.  Redemptions of Units during the first quarter of 2010 were as follows:

	January	February	March	Total
A Units
Units redeemed	942.2089	725.9946	907.5796	2,575.7831
Average net asset value per Unit	$4,455.97	$4,528.48	$4,755.99	$4,582.12

B Units
Units redeemed	298.6344	1,108.1279	551.8008	1,958.5631
Average net asset value per Unit	$5,847.75	$5,951.78	$6,260.08	$6,022.78

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are filed herewith and incorporated by reference.

Exhibit No.	Description of Exhibit

1.1 *	Form of Selling Agreement

3.1 *	Maryland Certificate of Limited Partnership

4.1 *	Limited Partnership Agreement

10.1 *	Form of Subscription Agreement

31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

* Filed with the Registrant’s Form 10, filed on April 29, 2004, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 2010	FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

	By:	Steben & Company, Inc.
General Partner

By:	/s/ Kenneth E. Steben
Name:	Kenneth E. Steben
Title:	President, Chief Executive Officer and Director of the General Partner (Principal Executive Officer)

By:	/s/ Carl A. Serger
Name:	Carl A. Serger
Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)