Form 10-Q
period 2010-06-30
FUTURES PORTFOLIO FUND L.P.
filed 2010-08-12
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes [    ]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

[   ]  Large accelerated filer                                                      [   ]  Accelerated filer

[ X ]  Non-accelerated filer                                                      [   ]  Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ]     No [ X ]

Part I:  Financial Information
Item 1.  Financial Statements

Futures Portfolio Fund, Limited Partnership
Statements of Financial Condition
June 30, 2010 (Unaudited) and December 31, 2009 (Audited)

	June 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts
Cash	$299,244,208	$318,300,203
Net unrealized gain on open futures contracts	13,470,123	14,004,035
Net unrealized loss on open forward currency contracts	(3,906,273)	(2,429,014)
Interest receivable	25,982	13,642
Total equity in broker trading accounts	308,834,040	329,888,866
Cash and cash equivalents	326,712,360	671,220,632
Commercial paper, at fair value	110,713,376	--
Government sponsored enterprise notes, at fair value	216,247,229	107,514,649
U.S. Treasury securities, at fair value	239,841,644	--
General Partner 1% allocation receivable	408,937	639,856
Total assets	$1,202,757,586	$1,109,264,003

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$1,886,338	$2,363,509
Trading Advisor incentive fees payable	--	1,444,958
Commissions and other trading fees payable on open contracts	260,182	117,427
General Partner management fee payable	1,886,158	1,732,238
Selling Agent fees payable – General Partner	1,296,289	1,219,130
Administrative expenses payable – General Partner	1,869,743	1,736,156
Redemptions payable	5,373,883	5,857,719
Subscriptions received in advance	37,963,551	37,057,961
Total liabilities	50,536,144	51,529,098
Partners’ Capital (Net Asset Value)
Class A Interests – 162,395.1111 units and 147,452.0886 units
outstanding at June 30, 2010 and December 31, 2009, respectively	729,331,259	688,434,529
Class B Interests – 71,221.7548 units and 60,362.5545 units
outstanding at June 30, 2010 and December 31, 2009, respectively	422,890,183	369,300,376
Total partners' capital (net asset value)	1,152,221,442	1,057,734,905
Total liabilities and partners' capital (net asset value)	$1,202,757,586	$1,109,264,003

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments
June 30, 2010
(Unaudited)

		Description	Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Treasury Securities
Face Value	Maturity Date
$40,000,000	7/29/10	U.S. Treasury Bill, 0.115%	$39,996,422	3.47%
40,000,000	7/29/10	U.S. Treasury Bill, 0.115%	39,996,422	3.47%
40,000,000	10/21/10	U.S. Treasury Bill, 0.17%	39,978,844	3.47%
40,000,000	10/21/10	U.S. Treasury Bill, 0.17%	39,978,844	3.47%
40,000,000	1/13/11	U.S. Treasury Bill, 0.25%	39,945,556	3.47%
40,000,000	1/13/11	U.S. Treasury Bill, 0.25%	39,945,556	3.47%
		Total U.S. Treasury securities (cost: $239,657,367)	$239,841,644	20.82%

Government Sponsored Enterprise Notes
Face Value	Maturity Date
$75,000,000	7/26/10	Federal Home Loan Mortgage Corporation, 0.16%	$74,991,334	6.51%
51,297,000	8/16/10	Federal National Mortgage Association, 0.20%	51,285,893	4.45%
50,000,000	8/23/10	Federal National Mortgage Association, 0.23%	49,983,069	4.34%
40,000,000	8/26/10	Federal Home Loan Mortgage Corporation, 0.21%	39,986,933	3.47%
		Total government sponsored enterprise notes (cost: $216,118,262)	$216,247,229	18.77%

Commercial Paper
Face Value	Maturity Date
$30,349,000	7/8/10	Societe Generale North America, 0.24%	$30,347,584	2.63%
30,349,000	7/8/10	Societe Generale North America, 0.24%	30,347,584	2.63%
6,505,000	7/21/10	HSBC Finance Corp, 0.26%	6,504,060	0.56%
43,530,000	8/27/10	Nestle Capital Corporation, 0.23%	43,514,148	3.78%
		Total commercial paper (cost: $110,649,827)	$110,713,376	9.60%

Long U.S. Futures Contracts
		Agricultural	$182,922	0.02%
		Currency	(475,293)	(0.04)%
		Energy	(4,701,202)	(0.41)%
		Interest rate (1)	18,270,944	1.59%
		Metal (1)	(12,176,678)	(1.06)%
		Stock index	(3,457,247)	(0.30)%
		Net unrealized loss on open long U.S. futures contracts	(2,356,554)	(0.20)%

Short U.S. Futures Contracts
		Agricultural	(75,584)	(0.01)%
		Currency	(2,557,741)	(0.22)%
		Energy	394,616	0.03%
		Interest rate	(142,962)	(0.01)%
		Metal (1)	11,820,720	1.03%
		Single stock futures	43,576	0.00%
		Stock index	238,362	0.02%
		Net unrealized gain on open short U.S. futures contracts	9,720,987	0.84%

(1) No individual futures or forward currency contract position constituted greater than one percent of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
June 30, 2010
(Unaudited)

	Description	Fair Value	% of Partners’ Capital (Net Asset Value)

Long Foreign Futures Contracts
		$61,243	0.01%
	Agricultural	(1,550,017)	(0.13)%
	Currency	(70,849)	(0.01)%
	Energy	16,263,631	1.41%
	Interest rate (1)	(19,211)	(0.00)%
	Metal	(7,360,697)	(0.64)%
	Stock index	7,324,100	0.64%
	Net unrealized gain on open long foreign futures contracts

Short Foreign Futures Contracts
	Agricultural	93,369	0.01%
	Currency	(2,462,968)	(0.21)%
	Energy	5,467	0.00%
	Interest rate	(283,702)	(0.02)%
	Stock index	1,429,424	0.12%
	Net unrealized loss on open short foreign futures contracts	(1,218,410)	(0.10)%

	Net unrealized gain on open futures contracts	$13,470,123	1.18%

U.S. Forward Currency Contracts
	Long	$628,289	0.05%
	Short	(2,281,967)	(0.20)%
	Net unrealized loss on open U.S. forward currency contracts	(1,653,678)	(0.15)%

Foreign Forward Currency Contracts
	Long	(2,017,893)	(0.18)%
	Short	(234,702)	(0.02)%
	Net unrealized loss on open foreign forward currency contracts	(2,252,595)	(0.20)%

	Net unrealized loss on open forward currency contracts	$(3,906,273)	(0.35)%

(1) No individual futures or forward currency contract position constituted greater than one percent of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments
December 31, 2009
(Audited)

		Description	Fair Value	% of Partners’ Capital (Net Asset Value)

Government Sponsored Enterprise Notes
Face Value	Maturity Date
$46,750,000	1/28/10	Federal Home Loan Mortgage Corporation, 0.96%	$46,951,148	4.44%
60,000,000	3/30/10	Federal Home Loan Mortgage Corporation, 1.10%	60,563,501	5.73%
		Total government sponsored enterprise notes (cost: $107,153,196)	$107,514,649	10.17%

Long U.S. Futures Contracts
		Agricultural	$3,874,697	0.37%
		Currency	(1,096,530)	(0.10)%
		Energy	2,282,440	0.22%
		Interest rate	(4,285,126)	(0.41)%
		Metal	7,959,480	0.75%
		Single stock futures	(7,756)	(0.00)%
		Stock index	2,911,194	0.28%
		Net unrealized gain on open long U.S. futures contracts	11,638,399	1.11%

Short U.S. Futures Contracts
		Agricultural	(135,790)	(0.01)%
		Currency	1,736,191	0.16%
		Energy	(988,288)	(0.09)%
		Interest rate	2,012,021	0.19%
		Metal	(4,574,662)	(0.43)%
		Stock index	23,900	0.00%
		Net unrealized loss on open short U.S. futures contracts	(1,926,628)	(0.18)%

Long Foreign Futures Contracts
		Agricultural	585,309	0.06%
		Currency	(50,076)	(0.00)%
		Energy	107,204	0.01%
		Interest rate	(3,745,572)	(0.35)%
		Metal	565,795	0.05%
		Stock index	6,313,742	0.60%
		Net unrealized gain on open long foreign futures contracts	3,776,402	0.37%

Short Foreign Futures Contracts
		Agricultural	(6,346)	(0.00)%
		Currency	345,604	0.03%
		Energy	(58,775)	(0.01)%
		Interest rate	804,314	0.08%
		Stock index	(568,935)	(0.05)%
		Net unrealized gain on open short foreign futures contracts	515,862	0.05%

		Net unrealized gain on open futures contracts	$14,004,035	1.35%

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

Futures Portfolio Fund, Limited Partnership
Statements of Operations
For the Three and Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Trading Loss
Net realized loss	$(3,456,182)	$(22,393,243)	$(2,236,658)	$(4,840,987)
Net change in unrealized gain (loss)	(46,740,230)	6,996,514	(2,011,171)	(21,141,711)
Brokerage commissions and trading expenses	(900,360)	(705,720)	(1,751,306)	(1,182,340)
Net loss from trading	(51,096,772)	(16,102,449)	(5,999,135)	(27,165,038)

Net Investment Loss
Income
Interest income	665,493	1,093,089	1,018,089	3,492,144
Expenses
Trading Advisor management fees	4,309,347	3,595,655	8,372,645	7,035,550
Trading Advisor incentive fees	--	5,015,194	5,057,839	6,928,626
General Partner management fee	5,697,706	4,549,158	11,068,322	8,839,521
Selling Agent fees	3,931,596	3,194,804	7,687,282	6,221,526
General Partner 1% allocation	(662,879)	(328,972)	(408,937)	(556,784)
Administrative expenses – General Partner	2,477,224	2,228,467	4,944,591	4,306,779
Total expenses	15,752,994	18,254,306	36,721,742	32,775,218
Administrative expenses waived	(559,264)	(695,429)	(1,218,002)	(1,326,493)
Net total expenses	15,193,730	17,558,877	35,503,740	31,448,725
Net investment loss	(14,528,237)	(16,465,788)	(34,485,651)	(27,956,581)
Net Loss	$(65,625,009)	$(32,568,237)	$(40,484,786)	$(55,121,619)

	Three Months Ended June 30,
	2010		2009
	Class A	Class B	Class A	Class B
Decrease in net asset value per Unit	$(264.90)	$(322.43)	$(173.46)	$(197.21)

Net loss per Unit	$(269.37)	$(332.42)	$(179.73)	$(204.41)
(based on weighted average number of units outstanding)
Weighted average number of Units outstanding	159,053.7958	68,531.0660	123,063.8515	51,121.7376

	Six Months Ended June 30,
	2010		2009
	Class A	Class B	Class A	Class B
Decrease in net asset value per Unit	$(177.78)	$(180.39)	$(304.31)	$(337.61)

Net loss per Unit	$(180.05)	$(189.75)	$(319.91)	$(356.78)
(based on weighted average number of units outstanding)
Weighted average number of Units outstanding	155,541.9382	65,766.3357	117,913.0566	48,771.0448

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Statements of Cash Flows
For the Six Months Ended June 30, 2010 and 2009
 (Unaudited)

	2010	2009
Cash flows from operating activities
Net loss	$(40,484,786)	$(55,121,619)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Net change in unrealized loss	2,011,171	21,141,711
Changes in
Interest receivable	(12,340)	(1,765)
Commercial paper	(110,713,376)	90,607,044
Government sponsored enterprise notes	(108,732,580)	(32,193,634)
U.S. Treasury securities	(239,841,644)	(2,971,798)
Corporate notes	--	50,626,878
General Partner 1% allocation receivable/payable	230,919	(2,436,121)
Trading Advisor management fees payable	(477,171)	120,232
Trading Advisor incentive fees payable	(1,444,958)	(13,756,410)
Commissions and other trading fees payable on open contracts	142,755	38,874
General Partner management fee payable	153,920	169,510
Selling Agent fees payable – General Partner	77,159	111,858
Administrative expenses payable – General Partner	133,587	202,485
Net cash provided by (used in) operating activities	(498,957,344)	56,537,245

Cash flows from financing activities
Subscriptions	143,116,201	180,220,376
Subscriptions received in advance	37,963,551	27,465,012
Redemptions	(45,686,675)	(50,494,870)
Net cash provided by financing activities	135,393,077	157,190,518

Net increase (decrease) in cash and cash equivalents	(363,564,267)	213,727,763
Cash and cash equivalents, beginning of period	989,520,835	505,006,123
Cash and cash equivalents, end of period	$625,956,568	$718,733,886

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$299,244,208	$204,556,444
Cash and cash equivalents	326,712,360	514,177,442
Total end of period cash and cash equivalents	$625,956,568	$718,733,886

Supplemental disclosure of cash flow information
Prior period redemptions paid	$5,857,719	$10,448,411
Prior period subscriptions received in advance	$37,057,961	$29,937,275

Supplemental schedule of non-cash financing activities
Redemptions payable	$5,373,883	$8,077,083

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Statements of Changes in Partners’ Capital (Net Asset Value)
For the Six Months Ended June 30, 2010 and 2009
 (Unaudited)

	Class A Interests		Class B Interests
	Units	Amount	Units	Amount	Total
Six Months Ended June 30, 2010
Balance at December 31, 2009	147,452.0886	$688,434,529	60,362.5545	$369,300,376	$1,057,734,905
Net loss		(28,005,482)		(12,479,304)	(40,484,786)
Subscriptions	20,887.8927	96,305,048	13,811.7408	83,869,114	180,174,162
Redemptions	(5,545.4301)	(25,535,908)	(3,255.8522)	(19,666,931)	(45,202,839)
Transfers	(399.4401)	(1,866,928)	303.3117	1,866,928	--
Balance at June 30, 2010	162,395.1111	$729,331,259	71,221.7548	$422,890,183	$1,152,221,442

Six Months Ended June 30, 2009
Balance at December 31, 2008	108,989.0639	$547,011,351	44,268.0740	$285,973,913	$832,985,264
Net loss		(37,721,105)		(17,400,514)	(55,121,619)
Subscriptions	26,696.2301	131,564,699	12,349.9410	78,592,952	210,157,651
Redemptions	(5,295.0228)	(25,919,326)	(3,513.2932)	(22,204,216)	(48,123,542)
Transfers	(1,229.0048)	(5,985,064)	950.0817	5,985,064	--
Balance at June 30, 2009	129,161.2664	$608,950,555	54,054.8035	$330,947,199	$939,897,754

Net Asset Value per Unit

	Class A	Class B
June 30, 2010	$4,491.09	$5,937.65
December 31, 2009	4,668.87	6,118.04
June 30, 2009	4,714.65	6,122.44
December 31, 2008	5,018.96	6,460.05

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Notes to Financial Statements
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Description of the Fund

Futures Portfolio Fund, Limited Partnership (“Fund”) is a Maryland limited partnership, which operates as a commodity investment pool, that commenced trading operations on January 2, 1990.  The Fund issues units of limited partner interests (“Units”) in two classes, Class A and Class B, which represent units of fractional undivided beneficial interest in and ownership of the Fund.  The Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Third Amended and Restated Limited Partnership Agreement (“Partnership Agreement”).

The Fund uses commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments traded in the United States (“U.S.”) and internationally.

The Fund is a registrant with the U.S. Securities and Exchange Commission (“SEC”) pursuant to the U.S. Securities Exchange Act of 1934, as amended (“1934 Act”).  As a registrant, the Fund is subject to the regulations of the SEC and the disclosure requirements of the 1934 Act.  As a commodity pool, the Fund is subject to the regulations of the U.S. Commodity Futures Trading Commission (“CFTC”), an agency of the U.S. Government, which regulates most aspects of the commodity futures industry; rules of the National Futures Association (“NFA”), an industry self-regulatory organization; rules of Financial Industry Regulatory Authority (“FINRA”), an industry self-regulatory organization; and the requirements of commodity exchanges where the Fund executes transactions.  Additionally, the Fund is subject to the requirements of the futures broker and interbank market makers through which the fund trades.

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

Revenue Recognition

Futures, options on futures, forward currency contracts and swap contracts are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated.  Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses.  Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations.  Interest income earned on investments in commercial paper, corporate notes, U.S. Treasury securities, government sponsored enterprise notes and other cash and cash equivalent balances is recorded on an accrual basis.

Fair Value of Financial Instruments

Financial instruments are carried at fair value, the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities carried at fair value are classified and disclosed in the following categories:

Level 1 –
Fair value is based on unadjusted quoted prices in active markets that are accessible at the measurement date for identical instruments.  Financial instruments utilizing Level 1 inputs include exchange-traded derivatives, U.S. Treasury securities and money market funds.

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

U.S. Treasury securities are recorded at amortized cost, which approximates fair value based on bid and ask quotes for identical instruments.  Commercial paper, government sponsored enterprise notes and corporate notes are recorded at amortized cost, which approximates fair value based on bid and ask quotes for similar, but not identical, instruments.  Accordingly, U.S. Treasury securities are classified within Level 1 and commercial paper, government sponsored enterprise notes and corporate notes are classified within Level 2.

The investments in money market funds, included in cash and cash equivalents in the statements of financial condition, and futures contracts, all of which are exchange-traded, are valued using quoted market prices for identical assets and are classified within Level 1. The fair values of forward currency contracts are based upon third-party quoted dealer values on the interbank market and are classified within Level 2.

Derivative Instruments

Effective January 1, 2009, the Fund adopted new guidance issued by FASB regarding derivatives and hedging.  The Fund’s derivative contracts are comprised of futures and forward currency contracts.  These derivative contracts are recorded in the statements of financial condition as assets measured at fair value and the related realized and change in unrealized gain or loss associated with these derivatives is recorded in the statements of operations.  The Fund has considered the counterparty credit risk related to all its futures and forward currency contracts and does not deem any counterparty credit risk material at this time.  The Fund does not designate any derivative instruments as hedging instruments.

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the date of acquisition that are not held for sale in the normal course of business.  The Fund maintains cash and cash equivalents balances at Newedge USA, LLC and Newedge Group (U.K. Branch) (collectively “NUSA”), UBS Financial Services, Inc. and UBS A.G. (collectively “UBS”) and Bank of America and Banc of America Securities, LLC (collectively “Bank of America”). At June 30, 2010, cash and cash equivalents balances held at NUSA, UBS and Bank of America were $278,456,136, $70,790,551 and $276,709,881, respectively.   The Fund is at risk to the extent that it maintains balances with financial institutions in excess of insured limits; however, the Fund does not believe it is exposed to any significant credit risk.

Brokerage Commissions and Trading Expenses

Brokerage commissions and trading expenses include brokerage and other trading fees, and are charged to expense when contracts are opened and closed.

Redemptions Payable

Redemptions payable represent redemptions that meet the requirements of the Fund and have been approved by the General Partner prior to period-end.  These redemptions have been recorded using the period-end net asset value per Unit.

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year.  Management has determined there are no material uncertain income tax positions through June 30, 2010.  With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2006.

Foreign Currency Transactions

The Fund has certain investments denominated in foreign currencies.  The purchase and sale of investments and income and expenses are translated at the rates of exchange prevailing on the respective dates of such transactions.  The Fund does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of investments held.  Such fluctuations are included with the net realized and unrealized gain or loss on such investments.

Reclassification

Certain amounts in the 2009 financial statements have been reclassified to conform to the 2010 presentation without affecting previously reported partners’ capital (net asset value).

Subsequent Events

The Fund has evaluated subsequent events for potential recognition and/or disclosure through the date the financial statements were issued.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At June 30, 2010
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts	$13,470,123	$--	$13,470,123
Net unrealized loss on open forward currency contracts	--	(3,906,273)	(3,906,273)
Cash and cash equivalents:
Money market funds	50,002,479	--	50,002,479
Commercial paper	--	110,713,376	110,713,376
Government sponsored enterprise notes	--	216,247,229	216,247,229
U.S. Treasury securities	239,841,644	--	239,841,644
Total	$303,314,246	$323,054,332	$626,368,578

At December 31, 2009
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts	$14,004,035	$--	$14,004,035
Net unrealized loss on open forward currency contracts	--	(2,429,014)	(2,429,014)
Cash and cash equivalents:
Money market funds	633,081,225	--	633,081,225
Government sponsored enterprise notes	--	107,514,649	107,514,649
Total	$647,085,260	$105,085,635	$752,170,895

There were no Level 3 holdings at June 30, 2010 and December 31, 2009, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

At June 30, 2010, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain on open futures contracts
Agricultural	$2,640,903	$(2,378,953)	$261,950
Currency	2,144,760	(9,190,779)	(7,046,019)
Energy	1,106,429	(5,478,397)	(4,371,968)
Interest rate	35,364,932	(1,257,021)	34,107,911
Metal	16,810,900	(17,186,069)	(375,169)
Single stock futures	43,576	--	43,576
Stock index	1,774,031	(10,924,189)	(9,150,158)
Net unrealized gain on open futures contracts	$59,885,531	$(46,415,408)	$13,470,123

Net unrealized loss on open forward currency contracts	$2,750,864	$(6,657,137)	$(3,906,273)

At June 30, 2010, there were 65,009 open futures contracts and 1,459 open forward currency contracts.

For the three and six months ended June 30, 2010, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
Types of Exposure	Net realized loss	Net change in unrealized gain (loss)	Net realized loss	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$(2,235,394)	$(5,742,096)	$(6,424,063)	$(4,055,920)
Currency	7,243,837	(11,401,357)	15,867,253	(7,981,208)
Energy	(27,261,693)	(20,747,460)	(43,682,580)	(5,714,549)
Interest rate	65,567,728	16,938,906	78,178,802	39,322,274
Metal	(1,371,893)	(4,669,655)	(6,090,176)	(4,325,782)
Single stock futures	(150,672)	64,690	(14,971)	51,332
Stock index	(43,716,314)	(18,100,470)	(40,408,059)	(17,830,059)
Total futures contracts	(1,924,401)	(43,657,442)	(2,573,794)	(533,912)

Forward currency contracts	(842,030)	(3,082,788)	719,183	(1,477,259)

Total futures and forward currency contracts	$(2,766,431)	$(46,740,230)	$(1,854,611)	$(2,011,171)

For the three and six months ended June 30, 2010, the number of futures contracts closed was 183,705 and 365,522, respectively, and the number of forward currency contracts closed was 9,727 and 19,646, respectively.

At December 31, 2009, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain on open futures contracts
Agricultural	$5,392,510	$(1,074,640)	$4,317,870
Currency	4,398,977	(3,463,788)	935,189
Energy	3,830,525	(2,487,944)	1,342,581
Interest rate	8,760,428	(13,974,791)	(5,214,363)
Metal	13,545,225	(9,594,612)	3,950,613
Single stock futures	--	(7,756)	(7,756)
Stock index	9,898,985	(1,219,084)	8,679,901
Net unrealized gain on open futures contracts	$45,826,650	$(31,822,615)	$14,004,035

Net unrealized loss on open forward currency contracts	$3,001,447	$(5,430,461)	$(2,429,014)

At December 31, 2009, there were 58,336 open futures contracts and 1,237 open forward currency contracts.

For the three and six months ended June 30, 2009, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended June 30, 2009		Six Months Ended June 30, 2009
Types of Exposure	Net realized loss	Net change in unrealized gain (loss)	Net realized loss	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$(578,644)	$4,869,758	$(1,742,717)	$1,567,285
Currency	1,596,414	2,282,522	(4,840,578)	1,225,161
Energy	(7,247,249)	3,445,102	(2,534,802)	1,980,567
Interest rate	(19,410,041)	(10,802,382)	(10,221,912)	(17,095,986)
Metal	(4,765,233)	(2,566,029)	1,687,441	(11,265,739)
Single stock futures	100,082	(148)	100,082	(148)
Stock index	21,540,171	1,290,494	26,820,777	786,264
Total futures contracts	(8,764,500)	(1,480,683)	9,268,291	(22,802,596)

Forward currency contracts	(13,665,889)	8,477,197	(13,683,708)	1,660,885

Total futures and forward currency contracts	$(22,430,389)	$6,996,514	$(4,415,417)	$(21,141,711)

For the three and six months ended June 30, 2009, the number of futures contracts closed was 132,754 and 231,748, respectively, and the number of forward currency contracts closed was 9,603 and 15,872, respectively.

4.	General Partner

At June 30, 2010 and December 31, 2009, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund; however, the beneficiary of the sole shareholder of the General Partner had an investment of 30.9315 Class B Units.  At June 30, 2010 and December 31, 2009, this investment was valued at $183,661 and $189,240, respectively.

The General Partner earns the following compensation:

▪
General Partner Management Fee – the Fund incurs a monthly fee on Class A and Class B Units equal to 1/12th of 1.95% of the month-end net asset value of the Class A and Class B Units, payable in arrears.

▪
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

▪
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

Pursuant to the terms of the Partnership Agreement, the General Partner receives from the Fund one percent of any increase in the Fund’s net asset value.  Conversely, the General Partner pays to the Fund one percent of any decrease in the Fund’s net asset value.  Such amounts are reflected as General Partner 1% allocation receivable or payable in the statements of financial condition and as General Partner 1% allocation in the statements of operations.

5.	Trading Advisors

The Fund has advisory agreements with various commodity trading advisors, pursuant to which the Fund incurs a monthly advisor management fee that ranges from 0% to 1/12th of 2% of allocated net assets (as defined in each respective advisory agreement), paid monthly or quarterly in arrears.  Additionally, the Fund incurs advisor incentive fees, paid quarterly in arrears, ranging from 20% to 30% of net new trading profits (as defined in each respective advisory agreement).

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements.  The Fund earns interest income on its assets deposited with brokers.  At June 30, 2010 and December 31, 2009, the Fund had margin requirements of $105,523,898 and $132,093,486, respectively.

7.	Administrative Expenses

The Fund reimburses the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12th of 0.65% of the Fund’s month-end net asset value, payable in arrears.  Administrative expenses include accounting, audit, legal, salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund; such as, salaries and commissions of General Partner marketing personnel, administrative employee salaries and related costs.  Pursuant to the terms of the Partnership Agreement, administrative expenses that exceed 1% of the average month-end net asset value of the Fund are the responsibility of the General Partner.

For the three months ended June 30, 2010 and 2009, actual administrative expenses were $2,477,224 and $2,228,467, respectively, which were below the 1% administrative expense limitation.  For the six months ended June 30, 2010 and 2009, actual administrative expenses were $4,944,591 and $4,306,779, respectively, which were also below the 1% administrative expense limitation.

Additionally, during the three months ended June 30, 2010 and 2009, the General Partner voluntarily waived $559,264 and $695,429, respectively, of administrative expenses of the Fund.  During the six months ended June 30, 2010 and 2009, the General Partner voluntarily waived $1,218,002 and $1,326,493, respectively, of administrative expenses.  Such amounts are included in Administrative expenses waived in the statements of operations.

At June 30, 2010 and December 31, 2009, $1,869,743 and $1,736,156, respectively, were payable to the General Partner for administrative expenses incurred on behalf of the Fund and not waived by the General Partner.  Such amounts are presented as Administrative expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner.  The minimum investment is $10,000.  Units are sold at the net asset value per Class A or Class B Unit as of the close of business on the last day of the month in which the subscription is accepted.  Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted.  At June 30, 2010 and December 31, 2009, the Fund received advance subscriptions of $37,963,551 and $37,057,961, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

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

The Fund engages in the speculative trading of futures, swaps, options and over-the-counter contracts, including forward currency contracts traded in the U.S. and internationally.  Trading in derivatives exposes the Fund to both market risk, the risk arising from a change in the fair value of a contract, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures contracts requires margin deposits with the futures brokers.  Additional deposits may be necessary for any loss on contract value.  The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities.  A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements.  In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited.  The Fund uses Newedge USA, LLC as its futures broker (“futures broker”) and Newedge Group (U.K. Branch) and UBG A.G. as its forward currency counterparties (“forward currency counterparties”).

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

In the case of forward currency contracts, over-the-counter options contracts or swap contracts, which are traded on the interbank or other institutional market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a clearinghouse backed by a group of financial institutions; thus there likely will be greater counterparty credit risk.  While the Fund trades only with those counterparties that it believes to be creditworthy, there can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

The Fund trades forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty nonperformance. Accordingly, the risks associated with forward currency contracts are generally greater than those associated with exchange-traded contracts because of the greater risk of counterparty default. Additionally, the trading of forward currency contracts typically involves delayed cash settlement.

The Fund has a portion of its assets on deposit with interbank market makers and other financial institutions in connection with its trading of forward currency contracts and its cash management activities.  In the event of an interbank market maker’s or financial institution’s insolvency, recovery of Fund assets on deposit may be limited to account insurance or other protection afforded such deposits.

The Fund uses UBS and Banc of America Securities, LLC as its cash management securities brokers (“cash management securities brokers”) for the investment of some excess margin amounts into short-term fixed income instruments including commercial paper, corporate notes, U.S. Treasury securities and government sponsored enterprise notes with maturities no longer than one year.  Fluctuations in prevailing interest rates could cause immaterial marked-to-market losses on the Fund’s U.S. Treasury securities and other fixed income instruments, although substantially all of the short-term investments are held to maturity.

The net unrealized gain or loss on open futures and forward currency contracts is comprised of the following:

	Futures Contracts (exchange-traded)		Forward Currency Contracts (non-exchange-traded)
	June 30, 2010	December 31, 2009	June 30, 2010	December 31, 2009

Gross unrealized gains	$59,885,531	$45,826,650	$2,750,864	$3,001,447

Gross unrealized losses	(46,415,408)	(31,822,615)	(6,657,137)	(5,430,461)

Net unrealized gain (loss)	$13,470,123	$14,004,035	$(3,906,273)	$(2,429,014)

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

The statements of financial condition, including the condensed schedule of investments, at June 30, 2010, the statements of operations for the three and six months ended June 30, 2010 and 2009, the statements of cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2010 and 2009 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at June 30, 2010, results of operations for the three and six months ended June 30, 2010 and 2009, cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2010 and 2009.  The results of operations for the three and six months ended June 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Form 10-K as filed with the SEC.

12.	Financial Highlights

The following information presents per Unit operating performance data and other ratios for the three and six months ended June 30, 2010 and 2009, assuming the Unit was outstanding throughout the entire period:

	Three Months Ended June 30, 2010		Three Months Ended June 30, 2009
	Class A	Class B	Class A	Class B
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$4,755.99	$6,260.08	$4,888.11	$6,319.65
Loss from operations
Loss from trading (1)	(199.19)	(262.94)	(78.90)	(102.76)
Net investment loss (1)	(65.71)	(59.49)	(94.56)	(94.45)
Total loss from operations	(264.90)	(322.43)	(173.46)	(197.21)
Net asset value per Unit at end of period	$4,491.09	$5,937.65	$4,714.65	$6,122.44

Total return (5)	(5.57)%	(5.15)%	(3.55)%	(3.12)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees and General Partner 1% allocation (2) (3) (4)	6.12%	4.33%	6.29%	4.46%
Trading Advisor incentive fees (5)	--	--	0.55%	0.55%
General Partner 1% allocation (5)	(0.06)%	(0.05)%	(0.04)%	(0.03)%
Total expenses	6.06%	4.28%	6.80%	4.98%

Net investment loss (2) (3) (4) (6)	(5.89)%	(4.10)%	(5.81)%	(3.98)%

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
	Class A	Class B	Class A	Class B
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$4,668.87	$6,118.04	$5,018.96	$6,460.05
Loss from operations
Loss from trading (1)	(20.53)	(27.92)	(134.44)	(175.09)
Net investment loss (1)	(157.25)	(152.47)	(169.87)	(162.52)
Total loss from operations	(177.78)	(180.39)	(304.31)	(337.61)
Net asset value per Unit at end of period	$4,491.09	$5,937.65	$4,714.65	$6,122.44

Total return (5)	(3.81)%	(2.95)%	(6.06)%	(5.23)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees and General Partner 1% allocation (2) (3) (4)	6.18%	4.37%	6.29%	4.46%
Trading Advisor incentive fees (5)	0.45%	0.45%	0.78%	0.78%
General Partner 1% allocation (5)	(0.04)%	(0.03)%	(0.07)%	(0.06)%
Total expenses	6.59%	4.79%	7.00%	5.18%

Net investment loss (2) (3) (4) (6)	(6.00)%	(4.19)%	(5.50)%	(3.67)%

Total returns are calculated based on the change in value of a Class A or Class B Unit during the period.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1) The net investment loss per Unit is calculated by dividing the net investment loss by the average number of Class A or Class B Units outstanding during the period.  Loss from trading is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.  Such balancing amount may differ from the calculation of loss from trading per Unit due to the timing of trading gains and losses during the period relative to the number of Units outstanding.

(2) All of the ratios under the supplemental data are computed net of voluntary and involuntary waivers of administrative expenses.  For the three months ended June 30, 2010 and 2009 the ratios are net of 0.19% and 0.31%, respectively, and for the six months ended June 30, 2010 and 2009 the ratios are net of 0.22% and 0.30%, respectively, of average net asset value relating to the waivers of administrative expenses.  Both the nature and the amounts of the waivers are more fully explained in Note 7.

(3) The net investment loss includes interest income and excludes realized and unrealized gain (loss) from trading activities as shown in the statements of operations.  The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net trading loss in the statements of operations.  The resulting amount is divided by the average net asset value for the period.

(4) Ratios have been annualized.

(5) Ratios have not been annualized.

(6) Ratio excludes Trading Advisor incentive fees and General Partner 1% allocation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

Using professional trading advisors, the Fund engages in the speculative trading of futures contracts, forward currency contacts and other financial instruments traded in the U.S. and internationally.  The Fund primarily trades futures contracts within six major market sectors:  stock indices, currencies, interest rate instruments, energy products, metals and agricultural commodities.

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

At June 30, 2010, illiquidity has not materially affected the Fund’s assets.  There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

Capital Resources

The Fund intends to raise additional capital only through the sale of Units, and does not intend to raise any capital through borrowing.  Due to the nature of the Fund’s business, the Fund does not contemplate making capital expenditures.  The Fund does not have, nor does it expect to have, any capital assets.  Redemptions, exchanges and sales of Units in the future will affect the amount of funds available for investments in futures contracts, forward currency contracts and other financial instruments in subsequent periods.  It is not possible to estimate the amount, and therefore the impact, of future capital inflows and outflows related to the sale and redemption of Units.  There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Fund’s capital resource arrangements at the present time.

Results of Operations
The returns for Class A and B Units for the six months ended June 30, 2010 and 2009 were as follows:

Class of Units	2010	2009
Class A	(3.81)%	(6.06)%
Class B	(2.95)%	(5.23)%

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

April

A Units of the Fund were up 1.48% for the month of April and B Units were up 1.63%.  The Fund finished higher this month as profits in energy, interest rate instruments and currencies offset losses in agricultural commodities, equity indices and metals.  The most significant gains came from the energy sector.  Oil prices continued to rise, which benefited the Fund’s long positions, while the Fund’s short positions in natural gas realized profits as prices trended lower.  Rating agencies lowered credit ratings on sovereign debt for Greece, Portugal and Spain.  In a flight to safety, US treasury prices and the US dollar rallied while European currencies and debt instrument prices fell, generating profits for the Fund in each of those markets.  US equity markets continued to trend higher, but profits from those markets were offset by losses from long positions in foreign equity indices.

May

A Units of the Fund were down 6.38% for the month of May and B Units were down 6.25%.  While disappointing, this wasn’t a surprise given the sharp turnaround in the global stock and bond markets caused by the sovereign debt crisis in Europe.  Losses in energy and equity indices offset gains in interest rate instruments and metals.  Long positions in the energy sector were responsible for the most significant losses as commodity prices fell on heightened concerns over the European debt crisis. US Treasury instrument prices trended higher, while stock indices and energy prices fell in an apparent flight to safety.  While the increase in the price of interest rate instruments was profitable for the Fund’s long positions, the sharp reversals in both energy and equities went against established upward trends in those markets, which generated losses.  Base metal prices also reversed course, which resulted in a loss. Those losses, however, were tempered by gains in the Fund’s long positions in gold, aluminum and zinc.

June

A Units of the Fund were down 0.60% for the month of June and B Units were down 0.45%.  The Fund finished lower this month as profits in interest rate instruments were offset by losses in equity indices, currencies, and commodities.  The Fund’s most significant gains came from long positions in the interest rate instrument sector as concerns over the sovereign debt crisis in Europe and slow economic growth in the US continued to dominate market sentiment.  US Treasury yields and short-term interest rates fell, which also generated strong profits in the sector.  Global indices continued to drift lower which went against the Fund’s long positions.  Over the past several weeks, the Fund’s long equity index positions have been systematically reduced in response to the market downturn.  In currencies, a sudden rise in the Euro and British Pound went against the Fund’s short positions generating losses.

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

In addition to market risk, upon entering into futures and forward contracts there is a risk that the counterparty will not be able to meet its obligations to the Fund.  The counterparty for futures contracts traded in the U.S. and on most non-U.S. exchanges is the clearinghouse associated with such exchange.  In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this risk.  In cases where the clearinghouse is not backed by the clearing members, like some non-U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.

In the case of forward currency contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions; thus there may be a greater counterparty risk. The General Partner uses only those counterparties that it believes to be creditworthy for the Fund.  All positions of the Fund are valued each day on a mark-to-market basis.  There can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

The Fund uses U.S. Treasury securities, government sponsored enterprise notes, corporate notes and investment grade commercial paper with maturities of less than one year.  Investment grade commercial paper is an unsecured, short-term debt instrument issued by a corporation with maturities rarely longer than 270 days. Commercial paper is not usually backed by any form of collateral, so only firms with high-quality debt rating will be used.  As commercial paper is not backed by the full faith and credit of the U.S. government, if the issuing corporation defaults on their obligations to the Fund, the Fund bears the risk of loss of the amount expected to be received.

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

In the absence of an active market closing price, estimates are involved in determining fair value.  The Fund’s cash management securities brokers, futures broker and forward currency counterparties use third-party pricing services to value investments that do not trade on active markets.  These third-party pricing services use a market approach which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

Introduction

The market-sensitive instruments held by the Fund are acquired for speculative trading purposes, and all or substantially all of the Fund's assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund's main line of business.

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

Quantifying the Fund’s Trading Value at Risk

The following quantitative disclosures regarding the Fund's market risk exposures contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and other federal securities laws.  All quantitative disclosures in this section are deemed to be forward-looking statements for purposes of the safe harbor, except for statements of historical fact.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund's open positions by market sector at June 30, 2010 and December 31, 2009.  All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	June 30, 2010		December 31, 2009
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural	$9,902,085	0.86%	$9,643,002	0.91%
Currency	26,479,897	2.30	31,050,237	2.94
Energy	9,837,806	0.85	12,344,514	1.17
Interest rate	40,382,613	3.50	33,136,438	3.13
Metal	12,492,752	1.08	14,626,587	1.38
Single stock futures	41,820	0.00	47,348	0.00
Stock index	21,250,817	1.84	47,762,176	4.52
Total	$120,387,790	10.43%	$148,610,302	14.05%

Material Limitations on Value at Risk as an Assessment of Market Risk.

The face value of the market sector instruments held by the Fund is typically many times the applicable margin requirement (margin requirements generally range between 1% and 10% of contract face value) as well as many times the capitalization of the Fund.  The magnitude of the Fund's open positions creates a "risk of ruin" not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions - unusual, but historically recurring from time to time - could cause the Fund to incur severe losses over a short period of time.  The foregoing Value at Risk table – as well as the past performance of the Fund – gives no indication of this "risk of ruin."

Non-Trading Risk

The Fund has non-trading market risk on its foreign cash balances not needed for margin.  However, these balances (as well as the market risk they represent) are immaterial.  The Fund also has non-trading market risk as a result of investing a substantial portion of its available assets in government sponsored enterprise notes and commercial paper.  The market risk represented by these investments is immaterial.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2010, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of June 30, 2010.

Foreign Currency Balances

The Fund's primary foreign currency balances are in EU euros, Japanese yen, British pounds, Australian dollars, Hong Kong dollars and Canadian dollars.  The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than once a week).

U.S. Treasury Securities, Government Sponsored Enterprise Notes, Commercial Paper and Corporate Notes

Monies in excess of margin requirements may be invested in short-term fixed income instruments, including U.S. Treasury securities, government sponsored enterprise notes, commercial paper and corporate notes with durations of less than one year.  Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Fund's short term investments; although substantially all of these short term investments are held to maturity.

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

Item 4: Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at June 30, 2010 (the “Evaluation Date”).  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the six months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II:  Other Information

Item 1.  Legal Proceedings.

None

Item 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in the Fund’s Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the six months ended June 30, 2010.  Under the Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit.  Redemptions of Units during the three months ended June 30, 2010 were as follows:

	April	May	June	Total
A Units
Units redeemed	1,088.5162	1,156.5311	724.5997	2,969.6470
Average net asset value per Unit	$4,826.36	$4,518.30	$4,491.09	$4,624.58

B Units
Units redeemed	358.8170	581.4895	356.9826	1,297.2891
Average net asset value per Unit	$6,362.17	$5,964.76	$5,937.65	$6,067.22

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

SIGNATURES

Pursuant to the requirements of the U.S. Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 12, 2010	FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

	By:	Steben & Company, Inc.
General Partner

By:	/s/ Kenneth E. Steben
Name:	Kenneth E. Steben
Title:	President, Chief Executive Officer and Director of the General Partner (Principal Executive Officer)

By:	/s/ Carl A. Serger
Name:	Carl A. Serger
Title:	Chief Financial Officer and Director of the General Partner (Principal Financial and Accounting Officer)