Form 10-Q
period 2010-09-30
FUTURES PORTFOLIO FUND L.P.
filed 2010-11-10
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes [   ]     No [ X ]

Part I:  Financial Information
Item 1.  Financial Statements

Futures Portfolio Fund, Limited Partnership
Statements of Financial Condition
September 30, 2010 (Unaudited) and December 31, 2009 (Audited)

	September 30, 2010	December 31, 2009
Assets
Equity in broker trading accounts
Cash	$317,459,850	$318,300,203
Net unrealized gain on open futures contracts	59,214,462	14,004,035
Net unrealized gain (loss) on open forward currency contracts	5,631,303	(2,429,014)
Interest receivable	39,545	13,642
Total equity in broker trading accounts	382,345,160	329,888,866
Cash and cash equivalents	269,186,085	671,220,632
Commercial paper, at fair value	424,800,297	--
Government sponsored enterprise notes, at fair value	75,034,516	107,514,649
U.S. Treasury securities, at fair value	159,934,667	--
General Partner 1% allocation receivable	--	639,856
Total assets	$1,311,300,725	$1,109,264,003

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$2,054,819	$2,363,509
Trading Advisor incentive fees payable	--	1,444,958
Commissions and other trading fees payable on open contracts	361,089	117,427
General Partner management fee payable	2,089,019	1,732,238
General Partner 1% allocation payable	210,972	--
Selling Agent fees payable – General Partner	1,408,974	1,219,130
Administrative expenses payable – General Partner	696,637	1,736,156
Redemptions payable	11,235,640	5,857,719
Subscriptions received in advance	22,783,029	37,057,961
Total liabilities	40,840,179	51,529,098
Partners’ Capital (Net Asset Value)
Class A Interests – 167,075.3782 units and 147,452.0886 units
outstanding at September 30, 2010 and December 31, 2009, respectively	786,763,948	688,434,529
Class B Interests – 77,345.1935 units and 60,362.5545 units
outstanding at September 30, 2010 and December 31, 2009, respectively	483,696,598	369,300,376
Total partners' capital (net asset value)	1,270,460,546	1,057,734,905
Total liabilities and partners' capital (net asset value)	$1,311,300,725	$1,109,264,003

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments
September 30, 2010
(Unaudited)

		Description	Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Treasury Securities
Face Value	Maturity Date
$80,000,000	10/21/2010	U.S. Treasury Bill, 0.17%	$79,992,445	6.30%
80,000,000	1/13/2011	U.S. Treasury Bill, 0.25%	79,942,222	6.29%
		Total U.S. Treasury securities (cost: $159,704,133)	$159,934,667	12.59%

Government Sponsored Enterprise Notes
Face Value	Maturity Date
$75,132,000	3/23/2011	Federal Home Loan Mortgage Corporation, 0.27%	$75,034,516	5.91%
		Total government sponsored enterprise notes (cost: $75,000,707)	$75,034,516	5.91%

Commercial Paper
Face Value	Maturity Date
$55,000,000	1/28/2011	Commonwealth Bank of Australia, 0.36%	$54,934,550	4.32%
35,000,000	1/31/2011	HSBC Finance Corp, 0.60%	34,928,833	2.75%
20,000,000	4/1/2011	Shell International Finance BV, 0.68%	19,931,244	1.57%
30,260,000	4/1/2011	Shell International Finance BV, 0.69%	30,154,443	2.37%
67,521,000	4/13/2011	HSBC Finance Corp, 0.63%	67,291,766	5.30%
32,000,000	5/16/2011	Toyota Motor Credit Corporation, 0.39%	31,921,307	2.51%
60,000,000	5/24/2011	Barclays U.S. Funding LLC, 0.57%	59,776,750	4.71%
74,107,000	5/27/2011	ING (U.S.) Funding LLC, 0.57%	73,827,741	5.81%
1,948,000	6/2/2011	Shell International Finance BV, 0.53%	1,941,002	0.15%
30,300,000	7/6/2011	Shell International Finance BV, 0.53%	30,175,989	2.38%
20,000,000	7/11/2011	Shell International Finance BV, 0.53%	19,916,672	1.57%
		Total commercial paper (cost: $424,443,561)	$424,800,297	33.44%

Long U.S. Futures Contracts
		Agricultural	$8,654,415	0.68%
		Currency	7,021,621	0.55%
		Energy	6,248,436	0.49%
		Interest rate (1)	14,576,535	1.15%
		Metal (1)	25,059,535	1.97%
		Stock index	6,431,604	0.51%
		Net unrealized gain on open long U.S. futures contracts	67,992,146	5.35%

Short U.S. Futures Contracts
		Agricultural	(280,476)	(0.02)%
		Currency	(2,062,130)	(0.16)%
		Energy	965,176	0.08%
		Interest rate	(79,273)	(0.01)%
		Metal (1)	(14,173,492)	(1.12)%
		Stock index	(28,900)	(0.00)%
		Net unrealized loss on open short U.S. futures contracts	(15,659,095)	(1.23)%

(1) No individual futures or forward currency contract position constituted greater than one percent of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
September 30, 2010
(Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Long Foreign Futures Contracts
Agricultural	$94,560	0.01%
Currency	2,337,841	0.18%
Energy	37,216	0.00%
Interest rate	4,551,008	0.36%
Metal	67,130	0.01%
Stock index	(980,897)	(0.08)%
Net unrealized gain on open long foreign futures contracts	6,106,858	0.48%

Short Foreign Futures Contracts
Agricultural	(3,458)	(0.00)%
Currency	1,105,555	0.09%
Energy	(113,433)	(0.01)%
Interest rate	124,452	0.01%
Metal	(18,476)	(0.00)%
Stock index	(320,087)	(0.03)%
Net unrealized gain on open short foreign futures contracts	774,553	0.06%

Net unrealized gain on open futures contracts	$59,214,462	4.66%

U.S. Forward Currency Contracts
Long	$4,761,137	0.37%
Short	(2,567,088)	(0.20)%
Net unrealized gain on open U.S. forward currency contracts	2,194,049	0.17%

Foreign Forward Currency Contracts
Long	2,400,650	0.19%
Short	1,036,604	0.08%
Net unrealized gain on open foreign forward currency contracts	3,437,254	0.27%

Net unrealized gain on open forward currency contracts	$5,631,303	0.44%

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

Futures Portfolio Fund, Limited Partnership
Statements of Operations
For the Three and Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Trading Income
Net realized gain	$23,348,170	$15,792,051	$21,111,512	$10,951,064
Net change in unrealized gain	55,281,915	32,514,500	53,270,744	11,372,789
Brokerage commissions and trading expenses	(941,820)	(794,199)	(2,693,126)	(1,976,539)
Net income from trading	77,688,265	47,512,352	71,689,130	20,347,314

Net Investment Loss
Income
Interest income	924,757	633,167	1,942,846	4,125,311
Expenses
Trading Advisor management fees	4,537,925	3,630,303	12,910,570	10,665,853
Trading Advisor incentive fees	--	5,631,887	5,057,839	12,560,513
General Partner management fee	6,000,395	4,876,085	17,068,717	13,715,606
Selling Agent fees	4,064,645	3,418,167	11,751,927	9,639,693
General Partner 1% allocation	619,909	289,447	210,972	(267,337)
Administrative expenses – General Partner	2,415,068	2,201,007	7,359,659	6,507,786
Total expenses	17,637,942	20,046,896	54,359,684	52,822,114
Administrative expenses waived	(395,898)	(556,610)	(1,613,900)	(1,883,103)
Net total expenses	17,242,044	19,490,286	52,745,784	50,939,011
Net investment loss	(16,317,287)	(18,857,119)	(50,802,938)	(46,813,700)
Net Income (Loss)	$61,370,978	$28,655,233	$20,886,192	$(26,466,386)

	Three Months Ended September 30,
	2010		2009
	Class A	Class B	Class A	Class B
Increase in net asset value per Unit	$217.95	$316.09	$126.03	$191.93

Net income per Unit	$222.81	$329.14	$131.58	$198.71
(based on weighted average number of units outstanding)

Weighted average number of Units outstanding	164,973.5488	74,782.0779	133,640.3500	55,717.0311

	Nine Months Ended September 30,
	2010		2009
	Class A	Class B	Class A	Class B
Increase (decrease) in net asset value per Unit	$40.17	$135.70	$(178.28)	$(145.68)

Net income (loss) per Unit	$55.17	$176.30	$(163.61)	$(124.05)
(based on weighted average number of units outstanding)

Weighted average number of Units outstanding	158,629.2651	68,827.0907	123,079.1530	51,021.0635

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Statements of Cash Flows
For the Nine Months Ended September 30, 2010 and 2009
 (Unaudited)

	2010	2009
Cash flows from operating activities
Net income (loss)	$20,886,192	$(26,466,386)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized gain	(53,270,744)	(11,372,789)
Changes in
Interest receivable	(25,903)	(3,178)
Commercial paper	(424,800,297)	140,590,377
Government sponsored enterprise notes	32,480,133	(32,142,469)
U.S. Treasury securities	(159,934,667)	66,972,902
Corporate notes	--	78,147,406
General Partner 1% allocation receivable/payable	850,828	(2,146,674)
Trading Advisor management fees payable	(308,690)	315,281
Trading Advisor incentive fees payable	(1,444,958)	(13,138,185)
Commissions and other trading fees payable on open contracts	243,662	55,428
General Partner management fee payable	356,781	314,816
Selling Agent fees payable – General Partner	189,844	214,394
Administrative expenses payable – General Partner	(1,039,519)	302,531
Net cash provided by (used in) operating activities	(585,817,338)	201,643,454

Cash flows from financing activities
Subscriptions	227,012,458	262,412,284
Subscriptions received in advance	22,783,029	32,136,358
Redemptions	(66,853,049)	(72,671,780)
Net cash provided by financing activities	182,942,438	221,876,862

Net increase (decrease) in cash and cash equivalents	(402,874,900)	423,520,316
Cash and cash equivalents, beginning of period	989,520,835	505,006,123
Cash and cash equivalents, end of period	$586,645,935	$928,526,439

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$317,459,850	$281,184,124
Cash and cash equivalents	269,186,085	647,342,315
Total end of period cash and cash equivalents	$586,645,935	$928,526,439

Supplemental disclosure of cash flow information
Prior period redemptions paid	$5,857,719	$10,448,411
Prior period subscriptions received in advance	$37,057,961	$29,937,275

Supplemental schedule of non-cash financing activities
Redemptions payable	$11,235,640	$3,927,068

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Statements of Changes in Partners’ Capital (Net Asset Value)
For the Nine Months Ended September 30, 2010 and 2009
 (Unaudited)

	Class A Interests		Class B Interests
	Units	Amount	Units	Amount	Total
Nine Months Ended September 30, 2010
Balance at December 31, 2009	147,452.0886	$688,434,529	60,362.5545	$369,300,376	$1,057,734,905
Net income		8,752,060		12,134,132	20,886,192
Subscriptions	29,305.5322	134,091,821	21,561.2334	129,978,598	264,070,419
Redemptions	(8,828.4657)	(40,614,630)	(5,224.8536)	(31,616,340)	(72,230,970)
Transfers	(853.7769)	(3,899,832)	646.2592	3,899,832	--
Balance at September 30, 2010	167,075.3782	$786,763,948	77,345.1935	$483,696,598	$1,270,460,546

Nine Months Ended September 30, 2009
Balance at December 31, 2008	108,989.0639	$547,011,351	44,268.0740	$285,973,913	$832,985,264
Net loss		(20,137,315)		(6,329,071)	(26,466,386)
Subscriptions	38,143.3711	185,460,951	16,967.3754	106,888,608	292,349,559
Redemptions	(7,367.0398)	(35,743,853)	(4,839.0585)	(30,406,584)	(66,150,437)
Transfers	(1,326.7028)	(6,453,480)	1,025.0574	6,453,480	--
Balance at September 30, 2009	138,438.6924	$670,137,654	57,421.4483	$362,580,346	$1,032,718,000

Net Asset Value per Unit
	Class A	Class B
September 30, 2010	$4,709.04	$6,253.74
December 31, 2009	4,668.87	6,118.04
September 30, 2009	4,840.68	6,314.37
December 31, 2008	5,018.96	6,460.05

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

U.S. Treasury securities are recorded at amortized cost, which approximates fair value based on bid and ask quotes for identical instruments.  Commercial paper, government sponsored enterprise notes and corporate notes are recorded at amortized cost, which approximates fair value based on bid and ask quotes for similar, but not identical, instruments.  Accordingly, U.S. Treasury securities are classified within Level 1, and commercial paper, government sponsored enterprise notes and corporate notes are classified within Level 2.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the date of acquisition that are not held for sale in the normal course of business.  The Fund maintains cash and cash equivalents balances at Newedge USA, LLC and Newedge Group (UK Branch) (collectively “NUSA”), UBS Financial Services, Inc. and UBS A.G. (collectively “UBS”) and Bank of America and Banc of America Securities, LLC (collectively “Bank of America”). At September 30, 2010, cash and cash equivalents balances held at NUSA, UBS and Bank of America were $298,707,601, $18,756,019 and $269,182,315, respectively.   The Fund is at risk to the extent that it maintains balances with financial institutions in excess of insured limits; however, the Fund does not believe it is exposed to any significant credit risk.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year.  Management has determined there are no material uncertain income tax positions through September 30, 2010.  With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2007.

Foreign Currency Transactions

The Fund has certain investments denominated in foreign currencies.  The purchase and sale of investments, and income and expenses are translated at the rates of exchange prevailing on the respective dates of such transactions.  The Fund does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of investments held.  Such fluctuations are included with the net realized and unrealized gain or loss on such investments.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At September 30, 2010
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts	$59,214,462	$--	$59,214,462
Net unrealized gain on open forward currency contracts	--	5,631,303	5,631,303
Cash and cash equivalents:
Money market fund	3,769	--	3,769
Commercial paper	--	424,800,297	424,800,297
Government sponsored enterprise notes	--	75,034,516	75,034,516
U.S. Treasury securities	159,934,667	--	159,934,667
Total	$219,152,898	$505,466,116	$724,619,014

At December 31, 2009
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts	$14,004,035	$--	$14,004,035
Net unrealized loss on open forward currency contracts	--	(2,429,014)	(2,429,014)
Cash and cash equivalents:
Money market funds	633,081,225	--	633,081,225
Government sponsored enterprise notes	--	107,514,649	107,514,649
Total	$647,085,260	$105,085,635	$752,170,895

There were no Level 3 holdings at September 30, 2010 and December 31, 2009, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

At September 30, 2010, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain on open futures contracts
Agricultural	$11,024,062	$(2,559,021)	$8,465,041
Currency	13,392,172	(4,989,285)	8,402,887
Energy	13,277,965	(6,140,570)	7,137,395
Interest rate	23,144,525	(3,971,803)	19,172,722
Metal	25,224,781	(14,290,084)	10,934,697
Stock index	8,600,751	(3,499,031)	5,101,720
Net unrealized gain on open futures contracts	$94,664,256	$(35,449,794)	$59,214,462

Net unrealized gain (loss) on open forward currency contracts	$13,950,934	$(8,319,631)	$5,631,303

At September 30, 2010, there were 84,618 open futures contracts and 2,533 open forward currency contracts.

For the three and nine months ended September 30, 2010, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
Types of Exposure	Net realized gain	Net change in unrealized gain	Net realized gain	Net change in unrealized gain
Futures contracts
Agricultural	$(603,001)	$8,203,091	$(7,027,064)	$4,147,171
Currency	(11,977,428)	15,448,906	3,889,825	7,467,698
Energy	(16,009,110)	11,509,363	(59,691,690)	5,794,814
Interest rate	72,460,931	(14,935,189)	150,639,733	24,387,085
Metal	(5,404,080)	11,309,866	(11,494,256)	6,984,084
Single stock futures	57,515	(43,576)	42,544	7,756
Stock index	(13,589,047)	14,251,878	(53,997,106)	(3,578,181)
Total futures contracts	24,935,780	45,744,339	22,361,986	45,210,427

Forward currency contracts	(1,889,571)	9,537,576	(1,170,388)	8,060,317

Total futures and forward currency contracts	$23,046,209	$55,281,915	$21,191,598	$53,270,744

For the three and nine months ended September 30, 2010, the number of futures contracts closed was 190,478 and 556,000, respectively, and the number of forward currency contracts closed was 12,229 and 31,875, respectively.

At December 31, 2009, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain on open futures contracts
Agricultural	$5,392,510	$(1,074,640)	$4,317,870
Currency	4,398,977	(3,463,788)	935,189
Energy	3,830,525	(2,487,944)	1,342,581
Interest rate	8,760,428	(13,974,791)	(5,214,363)
Metal	13,545,225	(9,594,612)	3,950,613
Single stock futures	--	(7,756)	(7,756)
Stock index	9,898,985	(1,219,084)	8,679,901
Net unrealized gain on open futures contracts	$45,826,650	$(31,822,615)	$14,004,035

Net unrealized gain (loss) on open forward currency contracts	$3,001,447	$(5,430,461)	$(2,429,014)

At December 31, 2009, there were 58,336 open futures contracts and 1,237 open forward currency contracts.

For the three and nine months ended September 30, 2009, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended September 30, 2009		Nine Months Ended September 30, 2009
Types of Exposure	Net realized gain	Net change in unrealized gain	Net realized gain	Net change in unrealized gain
Futures contracts
Agricultural	$2,973,007	$882,036	$1,230,290	$2,449,321
Currency	(1,393,033)	7,789,122	(6,233,611)	9,014,283
Energy	(19,190,870)	(7,920,562)	(21,725,672)	(5,939,995)
Interest rate	570,484	17,069,854	(9,651,428)	(26,132)
Metal	(1,446,981)	8,587,533	240,460	(2,678,206)
Single stock futures	(182,209)	(28,738)	(82,127)	(28,886)
Stock index	31,688,972	1,591,361	(58,509,749)	2,377,625
Total futures contracts	13,019,370	27,970,606	22,287,661	5,168,010

Forward currency contracts	2,706,661	4,543,894	(10,977,047)	6,204,779

Total futures and forward currency contracts	$15,726,031	$32,514,500	$11,310,614	$11,372,789

For the three and nine months ended September 30, 2009, the number of futures contracts closed was 180,519 and 421,267, respectively, and the number of forward currency contracts closed was 10,092 and 25,964, respectively.

4.	General Partner

At September 30, 2010 and December 31, 2009, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund; however, the beneficiary of the sole shareholder of the General Partner had an investment of 30.9315 Class B Units.  At September 30, 2010 and December 31, 2009, this investment was valued at $193,438 and $189,240, respectively.

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

Pursuant to the terms of the Partnership Agreement, each year the General Partner receives from the Fund 1% of any profit earned by the Fund.  Conversely, the General Partner pays to the Fund 1% of any loss incurred by the Fund.  Such amounts are reflected as General Partner 1% allocation receivable or payable in the statements of financial condition and as General Partner 1% allocation in the statements of operations.

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

To meet margin requirements, the Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements.  The Fund earns interest income on its assets deposited with brokers.  At September 30, 2010 and December 31, 2009, the Fund had margin requirements of $182,914,844 and $132,093,486, respectively.

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

For the three months ended September 30, 2010 and 2009, actual administrative expenses were $2,415,068 and $2,201,007, respectively, which were below the 1% administrative expense limitation.  For the nine months ended September 30, 2010 and 2009, actual administrative expenses were $7,359,659 and $6,507,786, respectively, which were also below the 1% administrative expense limitation.

Additionally, during the three months ended September 30, 2010 and 2009, the General Partner voluntarily waived $395,898 and $556,610, respectively, of administrative expenses of the Fund.  During the nine months ended September 30, 2010 and 2009, the General Partner voluntarily waived $1,613,900 and $1,883,103, respectively, of administrative expenses.  Such amounts are included in Administrative expenses waived in the statements of operations.

At September 30, 2010 and December 31, 2009, $696,637 and $1,736,156, respectively, were payable to the General Partner for administrative expenses incurred on behalf of the Fund and not waived by the General Partner.  Such amounts are presented as Administrative expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner.  The minimum investment is $10,000.  Units are sold at the net asset value per Class A or Class B Unit as of the close of business on the last day of the month in which the subscription is accepted.  Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted.  At September 30, 2010 and December 31, 2009, the Fund received advance subscriptions of $22,783,029 and $37,057,961, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner.  A limited partner may request and receive redemption of Class A or Class B Units owned at the end of any month, subject to five business days’ prior written notice to the General Partner, and in certain circumstances, restrictions in the Partnership Agreement.

The General Partner may require a limited partner to redeem from the Fund if the General Partner deems the redemption (a) necessary to prevent or correct the occurrence of a non-exempt prohibited transaction under the Employee Retirement Income Security Act of 1974, as amended, or the Internal Revenue Code of 1986, as amended, (b) beneficial to the Fund, or (c) necessary to comply with applicable government or other self-regulatory organization regulations.

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

Purchase and sale of futures contracts requires margin deposits with the futures brokers.  Additional deposits may be necessary for any loss of contract value.  The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities.  A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements.  In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited.  The Fund uses Newedge USA, LLC as its futures broker (“futures broker”) and Newedge Group (UK Branch) and UBG A.G. as its forward currency counterparties (“forward currency counterparties”).

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

The Fund trades forward currency contracts in unregulated markets between principals and assumes the risk of loss from counterparty non-performance.  Accordingly, the risks associated with forward currency contracts are generally greater than those associated with exchange-traded contracts because of the greater risk of counterparty default.  Additionally, the trading of forward currency contracts typically involves delayed cash settlement.

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

The Fund uses UBS and Banc of America Securities, LLC as its cash management securities brokers (“cash management securities brokers”) for the investment of some excess margin amounts into short-term fixed income instruments including commercial paper, corporate notes, U.S. Treasury securities and government sponsored enterprise notes with maturities no longer than one year.  Fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Fund’s U.S. Treasury securities and other fixed income instruments, although substantially all of the short-term investments are held to maturity.

The General Partner has established procedures to actively monitor market risk and minimize credit risk, although there can be no assurance that it will, in fact, succeed in doing so.  The limited partners bear the risk of loss only to the extent of the fair value of their respective investments and, in specific circumstances, distributions and redemptions received.

10.	Indemnifications

In the normal course of business, the Fund may enter into contracts and agreements that contain a variety of representations and warranties, and which provide general indemnifications.  The Fund’s maximum exposure under these arrangements cannot be estimated.  However, the Fund believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the financial statements for such indemnifications.

11.	Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, at September 30, 2010, the statements of operations for the three and nine months ended September 30, 2010 and 2009, the statements of cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2010 and 2009 and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at September 30, 2010, results of operations for the three and nine months ended September 30, 2010 and 2009, cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2010 and 2009.  The results of operations for the three and nine months ended September 30, 2010 and 2009 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in our Form 10-K as filed with the SEC.

12.	Financial Highlights

The following information presents per Unit operating performance data and other ratios for the three and nine months ended September 30, 2010 and 2009, assuming the Unit was outstanding throughout the entire period:

	Three Months Ended September 30, 2010		Three Months Ended September 30, 2009
	Class A	Class B	Class A	Class B
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$4,491.09	$5,937.65	$4,714.65	$6,122.44
Income from operations
Income from trading (1)	287.33	381.22	225.14	292.65
Net investment loss (1)	(69.38)	(65.13)	(99.11)	(100.72)
Total income from operations	217.95	316.09	126.03	191.93
Net asset value per Unit at end of period	$4,709.04	$6,253.74	$4,840.68	$6,314.37
Total return (5)	4.85%	5.32%	2.67%	3.13%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees and General Partner 1% allocation (2) (3) (4)	6.21%	4.41%	6.19%	4.35%
Trading Advisor incentive fees (5)	--	--	0.58%	0.57%
General Partner 1% allocation (5)	0.05%	0.06%	0.03%	0.03%
Total expenses	6.26%	4.47%	6.80%	4.95%
Net investment loss (2) (3) (4) (6)	(5.90)%	(4.10)%	(5.93)%	(4.09)%

	Nine Months Ended September 30, 2010		Nine Months Ended September 30, 2009
	Class A	Class B	Class A	Class B
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$4,668.87	$6,118.04	$5,018.96	$6,460.05
Income (loss) from operations
Income from trading (1)	266.51	352.16	92.08	119.66
Net investment loss (1)	(226.34)	(216.46)	(270.36)	(265.34)
Total income (loss) from operations	40.17	135.70	(178.28)	(145.68)
Net asset value per Unit at end of period	$4,709.04	$6,253.74	$4,840.68	$6,314.37
Total return (5)	0.86%	2.22%	(3.55)%	(2.26)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees and General Partner 1% allocation (2) (3) (4)	6.18%	4.37%	6.25%	4.42%
Trading Advisor incentive fees (5)	0.45%	0.43%	1.37%	1.37%
General Partner 1% allocation (5)	0.01%	0.03%	(0.03)%	(0.02)%
Total expenses	6.64%	4.83%	7.59%	5.77%
Net investment loss (2) (3) (4) (6)	(5.96)%	(4.14)%	(5.65)%	(3.82)%

Total returns are calculated based on the change in value of a Class A or Class B Unit during the period.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1) The net investment loss per Unit is calculated by dividing the net investment loss by the average number of Class A or Class B Units outstanding during the period.  Income from trading is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.  Such balancing amount may differ from the calculation of income from trading per Unit due to the timing of trading gains and losses during the period relative to the number of Units outstanding.

(2) All of the ratios under the supplemental data are computed net of voluntary and involuntary waivers of administrative expenses.  For the three months ended September 30, 2010 and 2009 the ratios are net of 0.13% and 0.23%, respectively, and for the nine months ended September 30, 2010 and 2009 the ratios are net of 0.19% and 0.27%, respectively, of average net asset value relating to the waivers of administrative expenses.  Both the nature and the amounts of the waivers are more fully explained in Note 7.

(3) The net investment loss includes interest income and excludes realized and unrealized gain from trading activities as shown in the statements of operations.  The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net trading income in the statements of operations.  The resulting amount is divided by the average net asset value for the period.

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

At September 30, 2010, there are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

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

Results of Operations
The returns for Class A and B Units for the nine months ended September 30, 2010 and 2009 were as follows:

Class of Units	2010	2009
Class A	0.86%	(3.55)%
Class B	2.22%	(2.26)%

Past performance is not necessarily indicative of future results. Further analysis of the trading gains and losses is provided below.

2010

January

A Units of the Fund were down 4.56% for the month of January and B Units were down 4.42%.  The Fund ended the month lower as losses from global equity indices, energy, metals and currencies offset profits from interest rate instruments and agricultural commodities.  The Fund’s most significant losses came from global equity indices. The sector reversed from an upward trend that began in March of 2009.  The stock market experienced a sharp sell-off after investors reacted to the rowing concern of weaker global economic growth and the decision by the U.S. government to limit speculative trading by banks.  This price reversal went against the Fund’s long positions, which generated losses. China announced it was taking steps to limit bank lending in order to moderate its own growth.  The news pushed commodity prices lower, especially in energy and industrial metals.  The lower prices went against the Fund’s long positions in those sectors.  Interest rate instrument prices were higher this month, which helped recover some of the losses the sector generated in last month’s trading.

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

April

A Units of the Fund were up 1.48% for the month of April and B Units were up 1.63%.  The Fund finished higher this month as profits in energy, interest rate instruments and currencies offset losses in agricultural commodities, equity indices and metals.  The most significant gains came from the energy sector.  Oil prices continued to rise, which benefited the Fund’s long positions, while the Fund’s short positions in natural gas realized profits as prices trended lower.  Rating agencies lowered credit ratings on sovereign debt for Greece, Portugal and Spain.  In a flight to safety, U.S. treasury prices and the U.S. dollar rallied while European currencies and debt instrument prices fell, generating profits for the Fund in each of those markets.  U.S. equity markets continued to trend higher, but profits from those markets were offset by losses from long positions in foreign equity indices.

May

A Units of the Fund were down 6.38% for the month of May and B Units were down 6.25%.  While disappointing, this wasn’t a surprise given the sharp turnaround in the global stock and bond markets caused by the sovereign debt crisis in Europe.  Losses in energy and equity indices offset gains in interest rate instruments and metals.  Long positions in the energy sector were responsible for the most significant losses as commodity prices fell on heightened concerns over the European debt crisis. U.S. Treasury instrument prices trended higher, while stock indices and energy prices fell in an apparent flight to safety.  While the increase in the price of interest rate instruments was profitable for the Fund’s long positions, the sharp reversals in both energy and equities went against established upward trends in those markets, which generated losses.  Base metal prices also reversed course, which resulted in a loss. Those losses, however, were tempered by gains in the Fund’s long positions in gold, aluminum and zinc.

June

A Units of the Fund were down 0.60% for the month of June and B Units were down 0.45%.  The Fund finished lower this month as profits in interest rate instruments were offset by losses in equity indices, currencies, and commodities.  The Fund’s most significant gains came from long positions in the interest rate instrument sector as concerns over the sovereign debt crisis in Europe and slow economic growth in the U.S. continued to dominate market sentiment.  U.S. Treasury yields and short-term interest rates fell, which also generated strong profits in the sector.  Global indices continued to drift lower which went against the Fund’s long positions.  Over the past several weeks, the Fund’s long equity index positions have been systematically reduced in response to the market downturn.  In currencies, a sudden rise in the Euro and British Pound went against the Fund’s short positions generating losses.

July

A Units of the Fund were down 1.55% for the month and B Units were down 1.40%.  The Fund finished lower this month as profits from interest rate instruments were offset by losses in commodities and global equity indices. The Fund’s most significant gains came from its long positions in the interest rate instrument sector.  Although there were some positive signs in global markets, including successful outcomes from stress tests at major European banks, the combination of government stimulus spending declining or ending in many countries along with slow economic growth, has renewed fears of deflation.  Global interest rates continued to edge lower creating profits from rising interest rate instrument prices.  Precious metals reversed from last month’s highs, including gold which fell to a six-week low, going against the Fund’s long positions.  Although U.S. equity prices enjoyed a modest rally this month, global indices were mixed.  By the end of the month, the Fund netted losses in the sector.

August

A Units of the Fund were up 3.62% for the month and B Units were up 3.78%.  The Fund finished higher this month led by profits in interest rate instruments, energy, metals and currencies.  The most significant gains came from long positions in interest rate instruments.  Concerns over a weak U.S. economy, along with perceived threats of a “double-dip” recession, sent yields lower, including 10-year Treasury bonds and 10-year UK gilts, which saw their lowest level since March 2009.  Global stock indices continued to move sideways without strong trends.  In the energy sector, the Fund’s short positions in natural gas profited from its sustained downward trend.  The metals sector benefited from long positions in precious metals, including gold and platinum.

September

A Units of the Fund were up 2.78% for the month and B Units were up 2.93%.  The Fund finished higher this month with profits in equity indices, agricultural commodities, metals and currencies offsetting losses in interest rate instruments and energy.  The most significant gains came from long positions in equity indices.  Global equity prices continued to move higher in September which benefited the Fund’s positions.  Both industrial and precious metals prices trended higher, generating profits for the Fund’s long positions in gold, silver and copper.  The U.S. dollar trended lower against several foreign currencies, with the Australian dollar generating the most profits in the sector.  Early in the month, interest rate instruments prices fell which generated early losses for the sector.  However, prices rallied toward the end of the month after the Fed’s comments on quantitative easing.  The late rally in interest rate instruments benefited the Fund’s long positions, but it was not enough to offset earlier losses.  In the energy sector, the Fund’s short positions in natural gas profited from a sustained downward trend, but a sharp rise in crude oil went against the Fund’s short positions, resulting in a net loss for that sector.

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

September

A Units of the Fund were up 1.98% for the month of September 2009 and B Unit’s were up 2.13%.  It was a positive month for the Fund as profits from interest rate instruments, foreign currencies and metals offset losses in the energy sector. Performance was led by the Fund’s long positions in interest rate instruments. Prices in both short-term instruments and long-term bonds have been trending higher since mid-August as central banks continue to signal that interest rates will remain low. The foreign currency sector generated profits as long positions in foreign currencies and short positions in the U.S. dollar were profitable. The U.S. dollar declined to a twelve-month low versus the euro and an eight-month low versus the yen. In the energy sector, natural gas rallied over 30% from a seven year low despite strong inventory data. The sudden increase in gas prices went against the Fund’s short positions generating losses for the Fund.

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

In addition to market risk, upon entering into futures and forward currency contracts there is a risk that the counterparty will not be able to meet its obligations to the Fund.  The counterparty for futures contracts traded in the U.S. and on most non-U.S. exchanges is the clearinghouse associated with such exchange.  In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this risk.  In cases where the clearinghouse is not backed by the clearing members, like some non-U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund's open positions by market sector at September 30, 2010 and December 31, 2009.  All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	September 30, 2010		December 31, 2009
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Agricultural	$15,793,554	1.24%	$9,643,002	0.91%
Currency	52,102,385	4.10	31,050,237	2.94
Energy	23,787,584	1.87	12,344,514	1.17
Interest rate	42,148,449	3.32	33,136,438	3.13
Metal	15,870,420	1.25	14,626,587	1.38
Single stock futures	--	--	47,348	0.00
Stock index	63,853,028	5.03	47,762,176	4.52
Total	$213,555,420	16.81%	$148,610,302	14.05%

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

The following were the primary trading risk exposures of the Fund as of September 30, 2010, by market sector.

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

Energy

The Fund's primary energy market exposure is due to gas and oil price movements, often resulting from political developments, ongoing conflicts or production disruptions in the Middle East and other oil producing nations.  Crude oil, heating oil, unleaded gas and natural gas are the dominant energy market exposures of the Fund.  Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

Interest Rate

Interest rate risk is a significant market exposure of the Fund.  Interest rate movements directly affect the price of the sovereign bond futures positions held by the Fund and indirectly the value of its stock index and currency positions.  Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Fund's profitability.  The Fund's primary interest rate exposure is mainly in, but not limited to, interest rate fluctuations in the U.S., Japan, Great Britain, the European Economic Union, Sweden, Canada, Australia and New Zealand.  The General Partner anticipates that interest rates fluctuations will remain the primary market exposure of the Fund for the foreseeable future.

Metal

The Fund's metals market exposure is primarily due to fluctuations in the price of aluminum, copper, gold, silver, nickel, platinum, lead and zinc.  Price movement is primarily affected by changing supply and demand characteristics for the metals.

Single Stock Futures

The Fund has a very small exposure to Single Stock Futures (“SSF”).  The Fund’s SSF exposure is primarily due to adverse price movements in the underlying stock.

Stock Index

The Fund's primary equity exposure is due to equity price risk in many countries other than the U.S.  Additionally, the Fund bears the risk that static markets would not cause major market changes, but would make it difficult for the Fund to avoid being "whipsawed" into numerous small losses.  The stock index futures traded by the Fund are limited to futures on broadly based indices.  The Fund is primarily exposed to the risk of adverse price trends or static markets in the major U.S., European, Hong Kong and Japanese indices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of September 30, 2010.

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

Item 4: Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at September 30, 2010 (the “Evaluation Date”).  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the nine months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II:  Other Information

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

There have been no material changes from the risk factors disclosed in the Fund’s Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the nine months ended September 30, 2010.  Under the Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit.  Redemptions of Units during the three months ended September 30, 2010 were as follows:

	July	August	September	Total
A Units
Units redeemed	866.2577	1,040.3337	1,376.4442	3,283.0356
Average net asset value per Unit	$4,421.67	$4,581.88	$4,709.04	$4,592.92

B Units
Units redeemed	674.0618	534.7678	760.1718	1,969.0014
Average net asset value per Unit	$5,854.60	$6,075.78	$6,253.74	$6,068.77

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

Date: November 10, 2010	FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)