Form 10-K
period 2010-12-31
FUTURES PORTFOLIO FUND L.P.
filed 2011-03-25
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010

Commission file number:  000-50728

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

Organized in Maryland	IRS Employer Identification No.: 52-1627106

c/o Steben & Company, Inc.
2099 Gaither Road, Suite 200
Rockville, Maryland 20850
Telephone:  (240) 631-7600

Securities to be registered pursuant to Section 12(b) of the Act: NONE

Securities to be registered pursuant to Section 12(g) of the Act:  Limited Partner Interests

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-Accelerated Filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Aggregate market value of the voting and non-voting common equity held by non-affiliates: N/A.

PART I

Item 1.	Business

Futures Portfolio Fund, Limited Partnership (“Fund”) is a Maryland limited partnership, formed on May 11, 1989.  Using professional trading advisors, the Fund engages in the speculative trading of futures contracts, forward currency contacts and other financial instruments traded in the United States (“U.S.”) and internationally.  The Fund primarily trades futures contracts within six major market sectors:  stock indices, currencies, interest rate instruments, energy products, metals and agricultural commodities.  The Fund began trading on January 2, 1990.

Approximately 96% of the Fund’s trading is in the form of exchange traded futures, and the balance is in off-exchange forward currency contracts.  All of the Fund’s off-exchange trading takes place in highly liquid, institutionally-based forward currency markets, although other types of forward contracts may be traded in the future.

The Fund’s fiscal year ends each December 31, and the Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Third Amended and Restated Limited Partnership Agreement (“Partnership Agreement”).  At December 31, 2010, the aggregate capitalization of the Fund was $1,401,627,694, consisting of Class A interest of $858,255,331 and Class B interest of $543,372,363.  The net asset value per limited partner interests (“Units”) of the Class A Units was $4,985.84 and Class B Units was $6,650.67 as of December 31, 2010.

The Fund’s assets are allocated among professional commodity trading advisors (“Trading Advisors”).  Portions of the Fund’s assets may be allocated to other investment funds or pools at the discretion of Steben & Company, Inc. (“General Partner”).  The General Partner is responsible for selecting and monitoring the Trading Advisors, and it may add new Trading Advisors in the future, terminate the current Trading Advisors, and will, in general, allocate and reallocate the Fund’s assets among the Trading Advisors as it deems is in the best interests of the Fund.

In February 2011, the Fund made an investment of $80 million in the Steben Institutional Fund LLC (SIF), whose manager is the General Partner.  Presently, the Fund is the only member in SIF.  Similar to the Fund, SIF uses professional trading advisors to engage in the speculative trading of futures and forward currency contracts traded in the U.S. and internationally.  SIF trades within six major market sectors:  stock indices, currencies, interest rate instruments, energy products, metals and agricultural commodities.  SIF commenced trading on March 1, 2011.

The Fund maintains its margin deposits and reserves in cash, short-term U.S. Treasury securities, U.S. government sponsored enterprise notes, registered U.S. money market funds and short-term investment grade commercial paper in accordance with Commodity Futures Trading Commission (“CFTC”) rules. All interest income earned by the Fund accrues to the benefit of the Fund.

The Fund’s business constitutes only one segment for financial reporting purposes, a speculative commodity pool.  The Fund does not engage in material operations in foreign countries, although it does trade on international futures markets, nor is a material portion of its revenues derived from foreign customers.

General Partner

Under the Partnership Agreement, management of all aspects of the Fund’s business and administration is carried out exclusively by the General Partner, a Maryland corporation organized in February 1989. The General Partner is registered with the CFTC as a commodity pool operator and introducing broker, and is also registered with the U.S. Securities and Exchange Commission (“SEC”) as an investment adviser and a broker dealer. The General Partner is a member of the National Futures Association (“NFA”) and the Financial Industry Regulatory Authority (“FINRA”).

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

Trading Advisors

As of December 31, 2010, the Trading Advisors of the Fund and the allocation of the Fund’s trading level are reflected as follows:

% of Total Allocations
Altis Partners (Jersey), Ltd	15%
Aspect Capital, Ltd	10%
BlueCrest Capital Management LLP	21%
Quantitative Investment Management, LLC	14%
Sunrise Capital Partners, LLC	8%
Transtrend BV	16%
Winton Capital Management, Ltd.	16%

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

Selling Agents

The General Partner acts as a selling agent for the Fund.  The General Partner has and intends to continue to appoint certain other broker-dealers registered under the Securities Exchange Act of 1934, as amended (“1934 Act”), and members of FINRA, to act as additional selling agents with respect to Class A and Class B Units.  Selling agents are selected to assist in the making of offers and sales of Class A and Class B Units.  Including the General Partner, the Fund currently has approximately 110 selling agents.  The selling agents are not required to purchase any Class A and Class B Units, or sell any specific number or dollar amount of Class A and Class B Units, instead use their best efforts to sell such Units.  Where the General Partner acts as the selling agent it retains the selling agent fees.

The Futures Broker and Forward Currency Counterparties

The Fund utilizes Newedge USA, LLC as its futures broker and Newedge Group (U.K. Branch) as a forward currency counterparty (collectively “NUSA”).  The Fund also utilizes UBS A.G. as a forward currency counterparty.  In March 2011, the Fund began using JP Morgan Futures Inc. (“JP Morgan”) as a futures broker for a portion of its futures transactions.  The General Partner may, in its discretion, have the Fund utilize other futures brokers, swap or forward currency counterparties if it deems it to be in the best interest of the Fund.

Newedge Group was formed on January 2, 2008 as a joint venture by Société Générale and Calyon to combine the brokerage activities previously carried by their respective subsidiaries which comprised the Fimat Group and the Calyon Financial Group of affiliated entities.  Newedge Group (U.K. Branch) is a branch of Newedge Group and lead regulated in France as a bank by the CECEI (Banque de France) and supervised by Commission Bancaire and the Autorité des Marchés Financiers for the conduct of investment services, and regulated by the Financial Services Authority for the conduct of its business in the U.K.

Affiliates of NUSA may execute transactions opposite the Fund as principal.

Cash Management Securities Brokers

The Fund utilizes UBS Financial Services, Inc. and Bank of America Merrill Lynch as its cash management securities brokers.  The General Partner may, in its discretion, have the Fund utilize other cash management securities brokers if it deems it to be in the best interest of the Fund.

The Fund maintains accounts with the cash management securities brokers for the purpose of investing margin excess balances typically in short-term fixed and similar interest-bearing instruments, which may include money market funds.

Description of Current Charges

Charges	Amount
General Partner Management Fee
Class A and B Units incur a monthly General Partner management fee equal to 1/12th of 1.75% of Class A and Class B Units of Fund net assets at the end of each month, payable in arrears.  The General Partner may pay a portion of its monthly management fee on an ongoing basis to selected agents who have sold Units, in return for their provision of ongoing services to limited partners.

Prior to December 1, 2010, the General Partner management fee was 1.95% per annum.

General Partner 1 percent allocation	The General Partner receives an annual allocation of 1% of any increase (or decrease) in the Fund’s net asset value, without regard to contributions and redemptions.

Trading Advisor Management Fees
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
•      BlueCrest Capital Management, LLP: 1/12th of 2%
•      Quantitative Investment Management, LLC: 0%
•      Transtrend BV: 1/12th of 1%
•      Winton Capital Management, Ltd:  1/12th of 1.5%
•      Other Trading Advisors*:  1/12th of 0.5% to 1.5%

*Individual CTA represents less than 10% allocation of the Fund’s trading level.

Trading Advisor Incentive Fees
Each Class of Units incur quarterly Advisor incentive fees, payable in arrears to the Trading Advisors,  for any “Net New Trading Profits” generated on the portion of the Fund the respective Trading Advisor manages, equal to:

●	Altis Partners (Jersey), Ltd	25%
●	Aspect Capital, Ltd	20%
●	BlueCrest Capital Management, LLP	20%
●	Quantitative Investment Management, LLC	30%
●	Transtrend BV	25%
●	Winton Capital Management Ltd.	20%
●	Other Trading Advisors*:	10% to 25%

*Individual CTA represents less than 10% allocation of the Fund’s trading level.

Brokerage Commissions
The Fund incurs brokerage commissions on U.S. futures exchanges at the approximate rate of $0.10 to $7.72, with an average of $4.78 per “round-turn” futures transaction (includes NFA, execution, clearing and exchange fees).  Brokerage commissions may be higher for trades executed on certain foreign exchanges.

Selling Agent Fees and Broker Dealer Servicing Fees
The General Partner charges monthly selling agent fees and broker dealer servicing fees, equal to 1/12th of 2% of the month-end net asset value for Class A Units and 1/12th of 0.2% of the month-end net asset value for Class B Units, payable in arrears. The General Partner, in turn, pays selling agent fees and broker dealer servicing fees to the respective selling agents.  If selling agent fees are not paid to the selling agents, or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

Administrative Fee
Class A and B Units incur a monthly General Partner administrative fee equal to 1/12th of 0.45% of Class A and Class B Units of Fund net assets at the end of each month, payable in arrears.  This fee compensates the General Partner for a portion of its actual monthly administrative expenses incurred in administering the Fund.  The administrative expenses include all accounting, audit, legal, administrative, marketing and offering expenses, and other back office expenses related to the administration of the Fund.

Prior to December 1, 2010, the Class A and B Units reimbursed the General Partner for administrative expenses, up to 1/12th of 0.65% of Class A and Class B Units of Fund net assets at the end of each month.

Regulation

The Fund is a registrant with the SEC pursuant to the 1934 Act. As a registrant, the Fund is subject to the regulations of the SEC and the reporting requirements of the 1934 Act. As a commodity pool, the Fund is subject to the regulations of the CFTC, an agency of the U.S. government, which regulates most aspects of the commodity futures industry; rules of the NFA, an industry self-regulatory organization; and the requirements of commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants, futures broker and Interbank market makers through which the Fund trades.

Under the Commodity Exchange Act (“CEAct”), commodity exchanges and commodity futures trading are subject to regulation by the CFTC. The NFA, a registered futures association under the CEAct, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, commodity pool operators, futures commission merchants, introducing brokers and their respective associated persons and floor brokers.  The CEAct requires commodity pool operators, commodity trading advisors and futures brokers or futures commission merchants such as the Fund’s futures broker to be registered and to comply with various reporting and recordkeeping requirements. The General Partner and the Fund’s futures broker are members of the NFA. The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the CEAct or rules and regulations promulgated thereunder. In the event the General Partner’s registration as a commodity pool operator were terminated or suspended, the General Partner would be unable to continue to manage the business of the Fund.  Should the General Partner’s registration be suspended, dissolution of the Fund might result.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Reform Act”) was enacted in July 2010.  The Reform Act includes provisions that comprehensively regulate the over-the-counter derivatives markets for the first time.  The Reform Act will mandate that a substantial portion of over-the-counter derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses.  The mandates imposed by the Reform Act may result in the Fund bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.

The Reform Act also amended the definition of eligible contract participant, and the CFTC is interpreting that definition in such a manner that the Fund may no longer be permitted to engage in forward currency transactions by directly accessing the interbank market.  Rather, when the Reform Act goes into effect in July 2011, the Fund may be limited to engaging in retail forex transactions which could limit the Fund’s potential forward currency counterparties to futures commission merchants and retail foreign exchange dealers.  Thus, limiting the Fund’s potential forward currency counterparties could lead to the Fund bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.  The retail forex markets could also be significantly less liquid than the interbank market.  Moreover, the creditworthiness of the futures commission merchants and retail foreign exchange dealers with whom the Fund may be required to trade could be significantly weaker than the creditworthiness of the financial institutions with whom the Fund currently engages for its forward currency transactions.  Although the impact of requiring the Fund to conduct forward currency transactions in the retail market could be substantial, the full scope is currently unknown and the ultimate effect could also be negligible.

Additionally, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Fund, may hold or control in particular commodities.  Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day.  The Fund also trades in dealer markets for forward currency contracts, which are not regulated by the CFTC.  Federal and state banking authorities do not regulate forward trading or forward dealers.  In addition, the Fund trades on foreign commodity exchanges, which are not subject to regulation by any U.S. government agency.  In January 2011, the CFTC proposed a separate position limits regime for 28 so-called “exempt” (i.e. metals and energy) and agricultural futures and options contracts and their economically equivalent swap contracts.  Position limits in spot months are proposed to be 25% of the official estimated deliverable supply of the underlying commodity and in a non-spot month a percentage of the average aggregate 12-month rolling open interest in all months (swaps and futures) for each contract.  The General Partner believes that the proposed limits are sufficiently large that if adopted, they should not restrict the Fund’s trading strategy.

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

Fund Expenses Will Be Substantial

The Fund is obligated to pay brokerage commissions, selling agent and management fees to the General Partner and various Trading Advisors and other administrative fees, regardless of whether it realizes profits. The Fund will need to make substantial trading profits to avoid depletion of its assets from these expenses.

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

Use of Money Market Instruments

Prior to the issuance of Units at monthly closings, an investor’s subscription proceeds are maintained in an escrow account at Bank of America, which earns interest that will accrue to the benefit of the investor. The Fund also maintains an operating account at Bank of America which earns interest for the benefit of the Fund. In addition, a percentage of the Fund’s assets may be maintained in money market funds with UBS Financial Services, Inc. and Bank of America which earn interest for the benefit of the Fund. These money market accounts invest primarily in high quality short term money market instruments. Although these investments are considered to be high quality, some of the securities utilized by the money market funds are neither guaranteed by the U.S. government nor supported by the full faith and credit of the U.S. government. There is some risk that an issuer of the short term money market instruments utilized in the money market account may fail to pay the interest and principal in a timely manner, or that negative perceptions about the issuer’s ability to make such payments will cause the price of these instruments to decline in value.

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

In February 2011, the Fund made an investment of $80 million in the Steben Institutional Fund LLC (SIF), whose manager is the General Partner. Presently, the Fund is the only member in SIF. Similar to the Fund, SIF uses professional trading advisors to engage in the speculative trading of futures and forward currency contracts traded in the U.S. and internationally. SIF trades within six major market sectors: stock indices, currencies, interest rate instruments, energy products, metals and agricultural commodities. SIF commenced trading on March 1, 2011. SIF incurs trading advisor management and incentive fees, as well as reimburses its manager for operating expenses incurred on its behalf.

Use of Electronic Trading

The Trading Advisors may use electronic trading while implementing their strategies on behalf of the Fund. Electronic trading differs from traditional methods of trading. Electronic system transactions are subject to the rules and regulations of the exchanges offering the system or listing the specific contracts. Attributes of electronic trading may vary widely among the various electronic trading systems with respect to order requirements, processes and administration. There may also be differences regarding conditions for access and reasons for termination and limitations on the types of orders that may be placed into the system. These factors may present various risk factors with respect to trading on or using a specific system. Electronic trading systems may also possess particular risks related to system access, varying response times and security procedures. Internet enabled systems may also have additional risks associated with service providers and the delivery and monitoring of electronic communications.

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

Disadvantages of Periodic Incentive Fees

Because the Trading Advisor incentive fees (if any) are paid on a quarterly basis, they could receive incentive fees for a period even though their trading for the year was unprofitable. Once an incentive fee is paid, the Trading Advisors retain the fee regardless of their subsequent performance, but no new incentive fees will be paid until after all previous losses have been recovered.

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

Because the Trading Advisors trade independently of each other, they may establish offsetting positions for the Fund. For example, one Trading Advisor may sell 12 March wheat contracts at the same time another Trading Advisor buys 12 March wheat contracts. The net effect for the Fund will be the incurring of two brokerage commissions without the potential for earning a profit (or incurring a loss).

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

Personal Trading

The Trading Advisors, the futures broker, the General Partner and the principals and affiliates thereof may trade commodity interests for their own account. In such trading, positions might be taken which are opposite those of the Fund, or that compete with the Fund’s trades.

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

Effects of Speculative Position Limits

The CFTC and domestic exchanges have established speculative position limits on the maximum net long or net short futures position which any person, or group of persons, or group of persons acting in concert, may hold or control in particular futures contracts or options on futures traded on U.S. commodity exchanges. All commodity accounts owned or controlled by the Trading Advisors and their principals are combined for speculative position limits. Because speculative position limits allow the Trading Advisors and their principals to control only a limited number of contracts in any one commodity, the Trading Advisors and their principals are potentially subject to a conflict among the interests of all accounts the Trading Advisors and their principals control which are competing for shares of that limited number of contracts. There exists a conflict between the Trading Advisors’ interest in maintaining a smaller position in an individual client’s account in order to also provide positions in the specific commodity to other accounts under management and the personal accounts of the Trading Advisors and their principals. The General Partner does not believe, however, that the position limits are likely to impair the Trading Advisors’ trading for the Fund, although it is possible the issue could arise in the future.

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

The General Partner Serving as Selling Agent

The General Partner also serves as a selling agent for the Fund. As a result, the fees and other compensation received by the General Partner as selling agent have not been independently negotiated.

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

The General Partner’s principal business office is in Rockville, Maryland.

Item 3.	Legal Proceedings

None.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

Holders

As of February 28, 2011, there were 11,527 and 6,738 holders of A and B Units of the Fund, respectively.

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the year ended December 31, 2010.

The proceeds of the sale of registered securities are deposited in the Fund’s bank accounts and brokerage accounts for the purpose of engaging in trading activities in accordance with the Fund’s trading policies and the Trading Advisors’ trading programs.

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

Redemptions of A and B Units during the fourth quarter 2010 were as follows:

	October	November	December	Total
A Units
Units redeemed	1,371.5609	695.2834	1,000.5561	3,067.4004
Average net asset value per unit	$4,902.83	$4,749.05	$4,985.84	$4,895.05

B Units
Units redeemed	498.8584	1,021.5226	1,025.2537	2,545.6347
Average net asset value per unit	$6,520.82	$6,322.77	$6,650.67	$6,493.64

Item 6.   Selected Financial Data

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
Income Statement Items
Net gain (loss) from trading	$182,134,426	$(1,321,770)	$261,554,585	$45,735,396	$44,784,929
Interest income	3,119,900	4,484,279	19,068,236	26,770,478	22,657,865
Net total expenses	84,518,180	66,508,237	94,568,427	47,724,348	33,011,274
Net income (loss)	$100,736,146	$(63,345,728)	$186,054,394	$24,781,526	$34,431,520

Balance Sheet Items
Total assets	$1,457,657,150	$1,109,264,003	$899,233,549	$562,253,689	$525,148,484
Total partners’ capital (net asset value)	$1,401,627,694	$1,057,734,905	$832,985,264	$545,106,985	$504,060,093

Class A Units
Net asset value per unit	$4,985.84	$4,668.87	$5,018.96	$3,867.65	$3,725.59
Increase (decrease) in net asset value per unit	$316.97	$(350.09)	$1,151.31	$142.06	$236.46
Total return	6.79%	(6.98)%	29.77%	3.81%	6.78%

Class B Units
Net asset value per unit	$6,650.67	$6,118.04	$6,460.05	$4,891.11	$4,627.81
Increase (decrease) in net asset value per unit	$532.63	$(342.01)	$1,568.94	$263.30	$370.78
Total return	8.71%	(5.29)%	32.08%	5.69%	8.71%

Results from past periods are not necessarily indicative of results that may be expected for any future period.

The following supplementary summarized quarterly data are presented for the three-month periods ended March 31, June 30, September 30 and December 31, 2010 and 2009.

	March, 2010		March, 2009
	Class A	Class B	Class A	Class B
Net income (loss)	$14,838,449	$10,301,774	$(15,602,409)	$(6,950,973)

Increase (decrease) in net asset value per unit	$87.12	$142.04	$(130.85)	$(140.40)

Net asset value per unit	$4,755.99	$6,260.08	$4,888.11	$6,319.65

Ending net asset value	$745,880,303	$413,165,763	$570,404,626	$305,743,507

	June, 2010		June, 2009
	Class A	Class B	Class A	Class B
Net loss	$(42,843,931)	$(22,781,078)	$(22,118,696)	$(10,449,541)

Decrease in net asset value per unit	$(264.90)	$(322.43)	$(173.46)	$(197.21)

Net asset value per unit	$4,491.09	$5,937.65	$4,714.65	$6,122.44

Ending net asset value	$729,331,259	$422,890,183	$608,950,555	$330,947,199

	September, 2010		September, 2009
	Class A	Class B	Class A	Class B
Net income	$36,757,542	$24,613,436	$17,583,790	$11,071,443

Increase in net asset value per unit	$217.95	$316.09	$126.03	$191.93

Net asset value per unit	$4,709.04	$6,253.74	$4,840.68	$6,314.37

Ending net asset value	$786,763,948	$483,696,598	$670,137,654	$362,580,346

	December, 2010		December, 2009
	Class A	Class B	Class A	Class B
Net income (loss)	$47,567,365	$32,282,589	$(25,248,765)	$(11,630,577)

Increase (decrease) in net asset value per unit	$276.80	$396.93	$(171.81)	$(196.33)

Net asset value per unit	$4,985.84	$6,650.67	$4,668.87	$6,118.04

Ending net asset value	$858,255,331	$543,372,363	$688,434,529	$369,300,376

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Using Trading Advisors, the Fund invests the proceeds from its offering of Units in the speculative trading of futures contracts, forward currency contracts and other financial instruments traded in the U.S. and internationally.

Liquidity

At December 31, 2010, there are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

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

Results of Operations

The returns for each Class of Units for the years ended December 31, 2010, 2009 and 2008 were:

Class of Units	2010	2009	2008

Class A	6.79%	(6.98)%	29.77%

Class B	8.71%	(5.29)%	32.08%

Past performance is no guarantee of future results. Monthly analysis of the trading gains and losses is provided below.

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

October

A Units of the Fund were up 4.12% for the month and B Units were up 4.27%. The Fund finished higher this month with profits in four of the six major market sectors. The most significant gains came from long positions in global stock indices driven by upward trends in the DAX, S&P 500, Russell 2000 and FTSE 100. In currencies, the rise in the Japanese yen, Australian dollar, Mexican peso and New Zealand dollar were responsible for generating the most profits from that sector. The combination of rising Chinese agricultural imports, lower inventories and a weaker U.S. dollar helped push agricultural commodity prices higher, which benefited the Fund’s long positions. Corn prices climbed to 2-year high, soybeans reached their highest price since July 2008, and sugar prices hit a 30-year high. Precious metals also trended higher, adding additional profit’s from that sector.

November

A Units of the Fund were down 3.18% for the month and B Units were down 3.04%. The Fund finished lower this month as losses from interest rate instruments, currencies and agriculturals offset gains in metals. The most significant losses came from the Fund’s long positions in interest rate instruments, where rice reversals caused by a rise in rates followed growing concerns over Irish sovereign debt in Europe and its threat to impact other EU nations including Portugal and Spain. In addition, there was a rise in short term U.S. interest rates that followed the Federal Reserve’s action of buying U.S. debt instruments in another round of quantitative easing. The net effect was that the fall in prices went against the Fund’s widely held long positions. The Irish debt crisis also pushed the euro lower relative to other foreign currencies, while the U.S. dollar reversed its downward direction. The sudden reversals in currencies went against the Fund’s positions, generating additional losses for the Fund. Metals, including gold, silver and copper, continued higher this month, generating profits for the Fund’s long positions.

December

A Units of the Fund were up 5.03% for the month and B Units were up 5.19%. The Fund finished higher this month with profits from all sectors with the exception of interest rate instruments. The most significant gains came from the Fund’s long positions in equity indices as equity prices continued to trend higher for the past two quarters. Foreign currencies were profitable for the Fund, driven by trends in international cross currencies resulting from a decline in the euro and British pound combined with rising Australian dollar and Japanese yen prices. Strong upward price trends in the metals markets also fueled profits for the Fund’s long positions in copper, silver, gold and aluminum. In agricultural commodities rising prices in coffee, soybeans, corn and sugar each contributed additional profits. Interest rate instrument prices went against the Fund’s long positions which generated losses.

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

The Fund uses U.S. Treasury securities, U.S. government sponsored enterprise notes, corporate notes and investment grade commercial paper with maturities of less than one year. Investment grade commercial paper is an unsecured, short-term debt instrument issued by a corporation with maturities rarely longer than 270 days. Commercial paper is not usually backed by any form of collateral, so only firms with high-quality debt rating will be used. As commercial paper is not backed by the full faith and credit of the U.S. government, if the issuing corporation defaults on their obligations to the Fund, the Fund bears the risk of loss of the amount expected to be received.

Significant Accounting Estimates

A summary of the Fund’s significant accounting policies are included in Note 1 to the Financial Statements.

The Fund’s most significant accounting policy is the valuation of its assets invested in U.S. and foreign futures and forward currency contracts, and fixed-income investments. The majority of the Fund’s futures contracts are exchange-traded, with the fair value of these contracts based on exchange settlement prices. The fair values of non-exchange-traded contracts, such as forward currency contracts, are based on third-party quoted dealer values on the interbank market. The fair value of money market funds is based quoted market prices for identical shares. U.S. Treasury securities, which are stated at amortized cost plus accrued interest, approximate fair value based on quoted market prices for identical assets in an active market. Notes of U.S. government sponsored enterprises and commercial paper, which are stated at cost plus accrued interest, approximate fair value based on quoted market prices for similar assets in an active market. Given the valuation sources, there is little judgment or uncertainty involved in the valuation of these assets, and it is unlikely that materially different amounts would be reported under different valuation methodologies or assumptions.

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

Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund's speculative trading and the recurrence in the markets traded by the Fund of market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund's experience to date (i.e., "risk of ruin"). Risk of ruin is defined by the Fund to be no more than a 5% chance of losing 20% or more on a monthly basis. In light of the foregoing, as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund's losses in any market sector will be limited to Value at Risk or by the Fund's attempts to manage its market risk.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund's open positions by market sector at December 31, 2010 and 2009. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. At December 31, 2010 and 2009, the Fund's total capitalization was $1,401,627,694 and $1,057,734,905, respectively.

	December 31,
	2010		2009
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural	$17,909,018	1.28%	$9,643,002	0.91%
Currency	52,897,225	3.77	31,050,237	2.94
Energy	24,625,833	1.76	12,344,514	1.17
Interest rate	18,406,255	1.31	33,136,438	3.13
Metal	16,124,426	1.15	14,626,587	1.38
Single stock futures	35,438	0.00	47,348	0.00
Stock index	47,021,043	3.35	47,762,176	4.52
Total	$177,019,238	12.62%	$148,610,302	14.05%

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Fund is typically many times the applicable margin requirement (margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund. The magnitude of the Fund's open positions creates a risk of ruin not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions - unusual, but historically recurring from time to time - could cause the Fund to incur severe losses over a short period of time. The foregoing Value at Risk tables, as well as the past performance of the Fund, gives no indication of this risk of ruin.

Non-Trading Risk

The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial. The Fund also has non-trading market risk as a result of investing a substantial portion of its available assets in U.S. Treasury securities, U.S. government sponsored enterprise notes and high grade commercial paper. The market risk represented by these investments is immaterial.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2010, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the significant non-trading risk exposures of the Fund as of December 31, 2010.

Foreign Currency Balances

The Fund's primary foreign currency balances are in euros, Japanese yen, British pounds, Australian dollars, Hong Kong dollars and Canadian dollars. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than once a week).

U.S. Treasury Securities, U.S. Government Sponsored Enterprise Notes, Commercial Paper and Corporate Notes

Monies in excess of margin requirements are invested in short-term fixed income instruments, including U.S. Treasury securities, high-quality commercial paper (interest bearing with some credit risk), U.S. government sponsored enterprise notes and corporate notes with durations of less than one year. Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Fund's short term investments; although substantially all of these short term investments are held to maturity.

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

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at December 31, 2010 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2010, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2010, the Fund’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the year ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Michael D. Bulley is Senior Vice President of Research and Risk Management, and a Director. Mr. Bulley is a CAIASM designee and Member of the Chartered Alternative Investment Analyst Association®. Mr. Bulley, along with Kenneth E. Steben are responsible for deciding on the Fund’s allocation to the Trading Advisors, or other trading advisors in the future should they deem it in the best interest of the Fund. Mr. Bulley, born in October 1957, received his Bachelors Degree in Electrical Engineering from the University of Wisconsin – Madison in 1980 and his Masters in Business Administration with a concentration in Finance from Johns Hopkins University in 1998. Mr. Bulley joined the General Partner in November 2002, and holds Series 3, 7, 28 and 30 FINRA and NFA licenses. Mr. Bulley has been a CFTC listed Principal and registered as an Associated Person of the General Partner since February 11, 2003 and December 23, 2002, respectively.

Carl A. Serger is Chief Financial Officer and a Director. Mr. Serger joined the General Partner in December of 2009 and has been listed as a CFTC Principal of the General Partner since February 2, 2010. Mr. Serger, born in March of 1960, graduated cum laude from Old Dominion University with a BS in Business Administration, and has a Technology Management Certification from the California Institute of Technology. Mr. Serger has over 20 years of accounting experience, including 10 years of audit experience. Prior to joining the General Partner Mr. Serger was the CFO, Senior VP and Treasurer of Finetre Corporation, a financial technology platform company providing services to major brokerage firms, banks and insurance companies from December 1999 until its acquisition by Ebix, Inc. in October 2006. Mr. Serger remained with Ebix, a software company serving the financial services industry, as Senior VP and CFO until July 2007. From July 2007 to November 2007, he acted as an independent consultant to start up companies. From November 2007 until November 2009, Mr. Serger was the Senior VP, CFO and COO for Peracon, Inc., a leading electronic transactions platform for institutional commercial real estate transactions. Mr. Serger holds Series 28 FINRA and NFA licenses.

John H. Grady is General Counsel and Chief Operating Officer, and a Director. Mr. Grady joined the General Partner in December of 2009 and has been listed as a CFTC registered Principal and registered as an associated person of the General Partner since February 2010. Mr. Grady, born June 1961, received his JD from The University of Pennsylvania Law School in 1985 and received his Bachelor of Arts, magna cum laude, from Colgate University in 1982. Prior to joining the General Partner, Mr. Grady was President of Arcady Investment Consulting LLP, a consulting firm based in Philadelphia that served funds, advisers and brokerage firms from January 2009 to December 2009. Before that, Mr. Grady was a Senior Advisor to Coil Investment Group, a Norway-based investment firm from April 2008 to December 2008, and Chief Executive Officer of the Nationwide Funds Group from October 2006 to January 2008. From April 2004 to June 2006, Mr. Grady served as Chief Executive Officer of the Constellation Funds Group; prior to that, he was the Chief Operating Officer of Turner Investment Partners from February 2001 to March 2004. During the periods of June 2006 to October 2006 and February 2008 to April 2008, Mr. Grady was a consultant in a sole proprietorship. After graduating from law school, Mr. Grady was an attorney in private practice for over 15 years, and was a partner with Morgan, Lewis & Bockius LLP in the firm’s D.C. and Philadelphia offices from July 1993 to January 2001. Mr. Grady holds Series 3, 7, 24 and 63 FINRA and NFA licenses.

Neil D. Menard is Senior Vice President of Distribution. Mr. Menard, born in August 1967, graduated from Colby College in 1989 with a BA in political science. Prior to joining the General Partner in July of 2006, Mr. Menard was the Director of Sales for Engagement Systems, LLC, a strategic outsource solution for independent financial advisors from October 2004 to June of 2006. From June 2003 to October 2004, Mr. Menard served as the Managing Director of New Business Development. Mr. Menard created sales and selection systems for the new business development team and utilized these processes to select independent investment advisors for SEI Investments Company. Mr. Menard holds his Series 3, 7, 24 and 63 FINRA and NFA licenses and is a General Securities Principal. Mr. Menard has been registered as an Associated Person and a CFTC listed Principal of the General Partner since August 7, 2006 and July 6, 2006, respectively.

Kenneth E. Steben Revocable Trust, dated January 29, 2008, has been a CFTC listed Principal of the General Partner since March 10, 2008. The Trust is the sole shareholder of the General Partner. Kenneth E. Steben is the sole beneficiary of the Trust and serves as its sole trustee. A biography of Mr. Steben is set forth above.

Since February 29, 2004, Steben & Company, Inc. has acted as general partner to another Maryland limited partnership, Sage Fund Limited Partnership, an SEC registrant under the 1934 Act whose shares are privately offered. Since March 27, 2007, Steben & Company, Inc. has acted as general partner of a Delaware limited partnership, Aspect Global Diversified Fund LP, whose units of limited partner interests are registered with the SEC pursuant to a public offering that was effective August 12, 2008. Since March 1, 2011, Steben & Company, Inc. has acted as a manager of a Delaware limited liability company, Steben Institutional Fund LLC. Because Steben & Company, Inc. serves as the sole general partner or manager of these funds, the officers and directors of Steben & Company, Inc. effectively manage the respective funds.

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

Section 16 (A) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires that reports of beneficial ownership of limited partner interests and changes in such ownership be filed with the SEC by Section 16 “reporting persons.” The Fund is required to disclose in this annual report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16(a) on a timely basis during the year ended December 31, 2010. During the year ended December 31, 2010, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

The General Partner has adopted a code of ethics, as of the period covered by this report, which applies to the Fund’s principal executive officer and principal financial officer, or persons performing similar functions. A copy of the code of ethics is available without charge upon request by calling 240-631-7600.

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

As compensation for its services in managing the Fund, the General Partner earns the following compensation:

▪
General Partner Management Fee – the Fund incurs a monthly fee on Class A and Class B Units equal to 1/12th of 1.75% of the month-end net asset value of the Class A and Class B Units, payable in arrears. Prior to December 1, 2010, the General Partner management fee was 1.95%. During 2010 and 2009, the General Partner earned $23,477,737 and $18,920,212, respectively, in General Partner management fees.

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

▪
Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.20% of the month-end net asset value of the Class B Units and such amounts are included in Selling Agent fees – General Partner in the statements of operations. The General Partner, in turn, pays the fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fee are retained by the General Partner. During 2010 and 2009, the General Partner earned $16,206,868 and $13,294,827, respectively, in Selling Agent and Broker Dealer Servicing Fees.

Additionally, each year the General Partner receives from the Fund 1% of any net income earned by the Fund or pays to the Fund 1% of any net loss incurred by the Fund. For the year ended December 31, 2010, the General Partner received $1,017,537 from the General Partner 1% allocation. For the year ended December 31, 2009, the General Partner paid the Fund $639,856 for the General Partner 1% allocation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Fund has no officers or directors as its affairs are managed by the General Partner. Set forth in the table below is information regarding the beneficial ownership of the officers and directors of the Fund’s General Partner at February 28, 2011.  There are no securities authorized for issuance under an equity compensation plan.

At February 28, 2011, no person or group is known to have been the beneficial owner of more than 5% of the Units.

At February 28, 2011, the General Partner did not own any Units.  At February 28, 2011, the directors, executive officers and principals of the General Partner beneficially owned Units as follows:

Name	Title of Class	Units Owned	Value of Units	Percentage of Limited Partnership
Kenneth E. Steben	Class B	39.6245	$266,178	0.02%
Michael D. Bulley	Class B	15.9425	107,094	0.01%
John H. Grady	Class B	57.8938	388,902	0.03%
Neil D. Menard	Class B	4.3721	29,370	0.00%
Total directors and executive officers of the General Partner as a group		117.8329	791,544	0.06%

The address of each director and officer is c/o Steben & Company, Inc., 2099 Gaither Road Suite 200, Rockville, Maryland 20850.  On March 1, 2011, Carl A. Serger purchased 1.4888 Class B Units of the Fund for $10,000.

There has been no change in control of the Fund.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See “Item 1. Business” for a description of the relationships between the General Partner, the Fund, the Trading Advisor, the futures broker and the cash management securities broker.  See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 14.	Principal Accounting Fees and Services

The following table sets forth the fees billed to the Fund for professional audit services provided by McGladrey & Pullen, LLP, the Fund’s independent registered public accountant, for the audit of the Fund’s annual financial statements for the years ended December 31, 2010 and 2009, and fees billed for other professional services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an associated entity of McGladrey & Pullen, LLP) during those years.

Fee Category	2010	2009
Audit fees(1)	$160,000	$207,500
Audit-related fees	—	—
Tax fees(2)	50,000	46,000
All other fees	—	—
Total fees	$210,000	$253,500

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

The General Partner’s Board of Directors pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms. The General Partner’s Board of Directors approved all the services provided by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (collectively “McGladrey”) during 2010 and 2009 to the Fund described above. The General Partner’s Board of Directors has determined that the payments made to McGladrey for these services during 2010 and 2009 are compatible with maintaining that firm’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

Futures Portfolio Fund, Limited Partnership
Report of Independent Registered Public Accounting Firm
Statements of Financial Condition as of December 31, 2010 and 2009
Condensed Schedule of Investments as of December 31, 2010
Condensed Schedule of Investments as of December 31, 2009
Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008
Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008
Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2010, 2009 and 2008
Notes to Financial Statements

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

Name	Title	Date

/s/ Kenneth E. Steben	President, Chief Executive Officer and Director of the General Partner	March 25, 2011
Kenneth E. Steben

/s/ Carl A. Serger	Chief Financial Officer and Director of the General Partner	March 25, 2011
Carl A. Serger

/s/ Michael Bulley	Senior Vice President, Research & Risk Management and Director of the	March 25, 2011
Michael D. Bulley	General Partner

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Futures Portfolio Fund, Limited Partnership
Dated March 25, 2011
	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director
of the General Partner

Report of Independent Registered Public Accounting Firm

To the Partners of
Futures Portfolio Fund, Limited Partnership

We have audited the accompanying statements of financial condition, including the condensed schedule of investments, of Futures Portfolio Fund, Limited Partnership (the Fund), as of December 31, 2010 and 2009, and the related statements of operations, cash flows, and changes in partners’ capital (net asset value) for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Fund’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Fund is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing the audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Futures Portfolio Fund, Limited Partnership as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois
March 25, 2011

Futures Portfolio Fund, Limited Partnership
Statements of Financial Condition
December 31, 2010 and 2009

	2010	2009
Assets
Equity in broker trading accounts
Cash	$426,420,669	$318,300,203
Net unrealized gain on open futures contracts	52,816,088	14,004,035
Net unrealized gain (loss) on open forward currency contracts	8,559,334	(2,429,014)
Interest receivable	67,580	13,642
Total equity in broker trading accounts	487,863,671	329,888,866
Cash and cash equivalents	292,250,426	671,220,632
Commercial paper, at fair value	522,463,363	—
U.S. government sponsored enterprise notes, at fair value	75,086,357	107,514,649
U.S. Treasury securities, at fair value	79,993,333	—
General Partner 1% allocation receivable	—	639,856
Total assets	$1,457,657,150	$1,109,264,003

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$2,266,651	$2,363,509
Trading Advisor incentive fees payable	13,050,625	1,444,958
Commissions and other trading fees payable on open contracts	141,733	117,427
General Partner management fee payable	2,067,522	1,732,238
General Partner 1% allocation payable	1,017,537	—
Selling Agent fees payable – General Partner	1,535,969	1,219,130
Administrative expenses payable – General Partner	531,847	1,736,156
Redemptions payable	11,807,236	5,857,719
Subscriptions received in advance	23,610,336	37,057,961
Total liabilities	56,029,456	51,529,098
Partners’ Capital (Net Asset Value)
Class A Interests – 172,138.6872 units and 147,452.0886 units
outstanding at December 31, 2010 and 2009, respectively	858,255,331	688,434,529
Class B Interests – 81,701.8729 units and 60,362.5545 units
outstanding at December 31, 2010 and 2009, respectively	543,372,363	369,300,376
Total partners' capital (net asset value)	1,401,627,694	1,057,734,905
Total liabilities and partners' capital (net asset value)	$1,457,657,150	$1,109,264,003

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments
December 31, 2010

		Description	Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Treasury Securities
Face Value	Maturity Date
$80,000,000	1/13/2011	U.S. Treasury Bill, 0.25%	$79,993,333	5.71%
		Total U.S. Treasury securities (cost: $79,805,000)	$79,993,333	5.71%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date
$75,132,000	3/23/2011	Federal Home Loan Mortgage Corporation, 0.27%	$75,086,357	5.36%
		Total U.S. government sponsored enterprise notes (cost: $75,000,707)	$75,086,357	5.36%

Commercial Paper
Face Value	Maturity Date
$55,000,000	1/28/2011	Commonwealth Bank of Australia, 0.36%	$54,985,150	3.92%
35,000,000	1/31/2011	HSBC Finance Corp, 0.60%	34,982,500	2.50%
75,000,000	2/7/2011	Reckitt Benckiser, 0.32%	74,975,334	5.35%
20,000,000	4/1/2011	Shell International Finance BV, 0.68%	19,966,000	1.42%
30,260,000	4/1/2011	Shell International Finance BV, 0.69%	30,207,801	2.16%
67,521,000	4/13/2011	HSBC Finance Corp, 0.63%	67,400,475	4.81%
32,000,000	5/16/2011	Toyota Motor Credit Corporation, 0.39%	31,953,200	2.28%
60,000,000	5/24/2011	Barclays U.S. Funding LLC, 0.57%	59,864,150	4.27%
74,107,000	5/27/2011	ING (U.S.) Funding LLC, 0.57%	73,935,689	5.27%
1,948,000	6/2/2011	Shell International Finance BV, 0.53%	1,943,641	0.14%
30,300,000	7/6/2011	Shell International Finance BV, 0.53%	30,217,029	2.16%
20,000,000	7/11/2011	Shell International Finance BV, 0.53%	19,943,761	1.42%
22,158,000	8/19/2011	UBS Finance Delaware LLC, 0.49%	22,088,633	1.58%
		Total commercial paper (cost: $521,448,130)	$522,463,363	37.28%

Long U.S. Futures Contracts
		Agricultural	$13,165,181	0.94%
		Currency	7,670,918	0.55%
		Energy	11,760,545	0.84%
		Interest rate	1,052,750	0.08%
		Metal (1)	27,501,487	1.96%
		Single stock futures	7,816	0.00%
		Stock index	1,703,171	0.12%
		Net unrealized gain on open long U.S. futures contracts	62,861,868	4.49%

Short U.S. Futures Contracts
		Agricultural	(1,237,450)	(0.09)%
		Currency	(1,511,655)	(0.11)%
		Energy	(5,384,762)	(0.38)%
		Interest rate	(841,009)	(0.06)%
		Metal (1)	(17,274,015)	(1.23)%
		Stock index	121,975	0.01%
		Net unrealized loss on open short U.S. futures contracts	(26,126,916)	(1.86)%

		Total U.S. Futures Contracts
		Net unrealized gain on open U.S. futures contracts	36,734,952	2.63%

(1) No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
December 31, 2010

Description	Fair Value	% of Partners’ Capital (Net Asset Value)

Long Foreign Futures Contracts
Agricultural	$1,367,853	0.10%
Currency	948,518	0.07%
Energy	1,142,528	0.08%
Interest rate	1,539,476	0.11%
Metal	353,032	0.03%
Stock index	(541,376)	(0.04)%
Net unrealized gain on open long foreign futures contracts	4,810,031	0.35%

Short Foreign Futures Contracts
Agricultural	(228,077)	(0.02)%
Currency	12,849,530	0.92%
Interest rate	(1,594,631)	(0.11)%
Stock index	244,283	0.02%
Net unrealized gain on open short foreign futures contracts	11,271,105	0.81%

Total Foreign Futures Contracts
Net unrealized gain on open foreign futures contracts	16,081,136	1.16%

Net unrealized gain on open futures contracts	$52,816,088	3.79%

U.S. Forward Currency Contracts
Long	$2,498,957	0.18%
Short	229,704	0.02%
Net unrealized gain on open U.S. forward currency contracts	2,728,661	0.20%

Foreign Forward Currency Contracts
Long	537,826	0.04%
Short	5,292,847	0.38%
Net unrealized gain on open foreign forward currency contracts	5,830,673	0.42%

Net unrealized gain on open forward currency contracts	$8,559,334	0.62%

No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments
December 31, 2009

		Description	Fair Value	% of Partners’ Capital (Net Asset Value)

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date
$46,750,000	1/28/10	Federal Home Loan Mortgage Corporation, 0.96%	$46,951,148	4.44%
60,000,000	3/30/10	Federal Home Loan Mortgage Corporation, 1.10%	60,563,501	5.73%
		Total U.S. government sponsored enterprise notes (cost: $107,153,196)	$107,514,649	10.17%

Long U.S. Futures Contracts
		Agricultural	$3,874,697	0.37%
		Currency	(1,096,530)	(0.10)%
		Energy	2,282,440	0.22%
		Interest rate	(4,285,126)	(0.41)%
		Metal	7,959,480	0.75%
		Single stock futures	(7,756)	(0.00)%
		Stock index	2,911,194	0.28%
		Net unrealized gain on open long U.S. futures contracts	11,638,399	1.11%

Short U.S. Futures Contracts
		Agricultural	(135,790)	(0.01)%
		Currency	1,736,191	0.16%
		Energy	(988,288)	(0.09)%
		Interest rate	2,012,021	0.19%
		Metal	(4,574,662)	(0.43)%
		Stock index	23,900	0.00%
		Net unrealized loss on open short U.S. futures contracts	(1,926,628)	(0.18)%
		Total U.S. Futures Contracts
		Net unrealized gain on open U.S. futures contracts	9,711,771	0.93%

Long Foreign Futures Contracts
		Agricultural	585,309	0.06%
		Currency	(50,076)	(0.00)%
		Energy	107,204	0.01%
		Interest rate	(3,745,572)	(0.35)%
		Metal	565,795	0.05%
		Stock index	6,313,742	0.60%
		Net unrealized gain on open long foreign futures contracts	3,776,402	0.37%

Short Foreign Futures Contracts
		Agricultural	(6,346)	(0.00)%
		Currency	345,604	0.03%
		Energy	(58,775)	(0.01)%
		Interest rate	804,314	0.08%
		Stock index	(568,935)	(0.05)%
		Net unrealized gain on open short foreign futures contracts	515,862	0.05%
		Total Foreign Futures Contracts
		Net unrealized gain on open foreign futures contracts	4,292,264	0.42%

		Net unrealized gain on open futures contracts	$14,004,035	1.35%

No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

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

No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Statements of Operations
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Trading Gain (Loss)
Net realized gain	$135,714,953	$23,148,928	$260,418,189
Net change in unrealized gain (loss)	49,800,401	(21,714,702)	3,002,404
Brokerage commissions and trading expenses	(3,380,928)	(2,755,996)	(1,866,008)
Net gain (loss) from trading	182,134,426	(1,321,770)	261,554,585

Net Investment Loss
Income
Interest income	3,119,900	4,484,279	19,068,236
Expenses
Trading Advisor management fees	17,963,623	14,548,153	11,318,439
Trading Advisor incentive fees	18,108,464	14,005,308	53,999,585
General Partner management fee	23,477,737	18,920,212	13,379,664
Selling Agent fees – General Partner	16,206,868	13,294,827	9,479,794
General Partner 1% allocation	1,017,537	(639,856)	1,879,337
Administrative expenses – General Partner	9,612,707	8,789,611	6,405,612
Total expenses	86,386,936	68,918,255	96,462,431
Administrative expenses waived	(1,868,756)	(2,410,018)	(1,894,004)
Net total expenses	84,518,180	66,508,237	94,568,427
Net investment loss	(81,398,280)	(62,023,958)	(75,500,191)
Net Income (Loss)	$100,736,146	$(63,345,728)	$186,054,394

	2010		2009		2008
	Class A	Class B	Class A	Class B	Class A	Class B
Increase (decrease) in net asset value per unit for the year	$316.97	$532.63	$(350.09)	$(342.01)	$1,151.31	$1,568.94

Net income (loss) per unit (based on weighted average number of units outstanding during the year)	$349.19	$622.25	$(354.49)	$(339.13)	$1,205.31	$1,615.84

Weighted average number of units outstanding	161,284.3651	71,380.8863	128,033.3107	52,957.8978	99,683.2291	40,785.6909

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Statements of Cash Flows
Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities
Net income (loss)	$100,736,146	$(63,345,728)	$186,054,394
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss	(49,800,401)	21,714,702	(3,002,404)
Changes in
Interest receivable	(53,938)	14,431	211,082
Commercial paper	(522,463,363)	140,590,377	255,761,026
U.S. government sponsored enterprise notes	32,428,292	(32,315,704)	(75,198,945)
U.S. Treasury securities	(79,993,333)	66,972,902	(17,134,902)
Corporate notes	—	78,147,406	(78,147,406)
General Partner 1% allocation receivable/payable	1,657,393	(2,519,193)	1,629,019
Trading Advisor management fees payable	(96,858)	871,471	138,068
Trading Advisor incentive fees payable	11,605,667	(17,326,646)	14,469,976
Commissions and other trading fees payable on open contracts	24,306	57,113	(39,658)
General Partner management fee payable	335,284	357,495	478,496
Selling Agent fees payable – General Partner	316,839	248,046	325,050
Administrative expenses payable – General Partner	(1,204,309)	422,677	425,010
Net cash provided by (used in) operating activities	(506,508,275)	193,889,349	285,968,806

Cash flows from financing activities
Subscriptions	309,875,178	348,606,260	186,069,173
Subscriptions received in advance	23,610,336	37,057,961	29,937,275
Redemptions	(97,826,979)	(95,038,858)	(82,506,943)
Net cash provided by financing activities	235,658,535	290,625,363	133,499,505

Net increase (decrease) in cash and cash equivalents	(270,849,740)	484,514,712	419,468,311
Cash and cash equivalents, beginning of year	989,520,835	505,006,123	85,537,812
Cash and cash equivalents, end of year	$718,671,095	$989,520,835	$505,006,123

End of year cash and cash equivalents consists of
Cash in broker trading accounts	$426,420,669	$318,300,203	$218,445,964
Cash and cash equivalents	292,250,426	671,220,632	286,560,159
Total end of year cash and cash equivalents	$718,671,095	$989,520,835	$505,006,123

Supplemental disclosure of cash flow information
Prior year redemptions paid	$5,857,719	$10,448,411	$4,753,938
Prior year subscriptions received in advance	$37,057,961	$29,937,275	$3,956,128

Supplemental schedule of non-cash financing activities
Redemptions payable	$11,807,236	$5,857,719	$10,448,411

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Statements of Changes in Partners’ Capital (Net Asset Value)
Years Ended December 31, 2010, 2009 and 2008

	Class A Interests		Class B Interests
	Units	Amount	Units	Amount	Total
Balance at December 31, 2007	94,188.7078	$364,289,314	36,968.6171	$180,817,671	$545,106,985
Net income		120,149,003		65,905,391	186,054,394
Subscriptions	27,723.6530	120,571,420	12,536.8009	69,453,881	190,025,301
Redemptions	(12,681.8275)	(56,920,876)	(5,427.0141)	(31,280,540)	(88,201,416)
Transfers	(241.4694)	(1,077,510)	189.6701	1,077,510	—
Balance at December 31, 2008	108,989.0639	547,011,351	44,268.0740	285,973,913	832,985,264
Net loss		(45,386,080)		(17,959,648)	(63,345,728)
Subscriptions	49,772.8589	241,416,577	21,781.4765	137,126,958	378,543,535
Redemptions	(9,863.1044)	(47,570,031)	(6,803.8627)	(42,878,135)	(90,448,166)
Transfers	(1,446.7298)	(7,037,288)	1,116.8667	7,037,288	—
Balance at December 31, 2009	147,452.0886	688,434,529	60,362.5545	369,300,376	1,057,734,905
Net income		56,319,425		44,416,721	100,736,146
Subscriptions	37,815.9537	174,841,854	28,178.4636	172,091,285	346,933,139
Redemptions	(11,895.8661)	(55,629,713)	(7,770.4883)	(48,146,783)	(103,776,496)
Transfers	(1,233.4890)	(5,710,764)	931.3431	5,710,764	—
Balance at December 31, 2010	172,138.6872	$858,255,331	81,701.8729	$543,372,363	$1,401,627,694

Net Asset Value per Unit
	Class A	Class B
December 31, 2010	$4,985.84	$6,650.67
December 31, 2009	4,668.87	6,118.04
December 31, 2008	5,018.96	6,460.05
December 31, 2007	3,867.65	4,891.11

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

The two classes of Units in the Fund differ only in the selling agent and broker dealer servicing fees applicable to each class.  Class A Units are subject to a 2% per annum selling agent fee and Class B units are subject to a 0.2% per annum broker dealer servicing fee.

Significant Accounting Policies

Accounting Principles

The Fund’s financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from those estimates.

Revenue Recognition

Futures, options on futures, forward currency contracts and swap contracts are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated.  Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses.  Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations.  Interest income earned on investments in commercial paper, corporate notes, U.S. Treasury securities, U.S. government sponsored enterprise notes and other cash and cash equivalent balances is recorded on an accrual basis.

Fair Value of Financial Instruments

Financial instruments are recorded at fair value, the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  Assets and liabilities recorded at fair value are classified within the fair value hierarchy based upon the level of judgment associated with the inputs used to measure their value.   The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).  The three levels of the fair value hierarchy are described below:

Level 1 –
Fair value is based on unadjusted quoted prices for identical instruments in active markets.  Financial instruments utilizing Level 1 inputs include exchange-traded derivatives, U.S. Treasury securities and money market funds.

Level 2 –
Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach.  Financial instruments utilizing Level 2 inputs include forward currency contracts, commercial paper and U.S. government sponsored enterprise notes.

Level 3 –	Fair value is based on valuation techniques in which one or more significant inputs are unobservable. The Fund has no financial instruments utilizing Level 3 inputs.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, an instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement.  The Fund’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy.  For the years ended December 31, 2010 and 2009, there were no such transfers between levels.

A description of the valuation techniques applied to the Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows.

U.S. Treasury securities are recorded at amortized cost, which approximates fair value based on bid and ask quotes for identical instruments.  Commercial paper, U.S. government sponsored enterprise notes and corporate notes are recorded at amortized cost, which approximates fair value based on bid and ask quotes for similar, but not identical, instruments.  Accordingly, U.S. Treasury securities are classified within Level 1, and commercial paper and U.S. government sponsored enterprise notes are classified within Level 2.

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

Cash and Cash Equivalents

Cash and cash equivalents include highly liquid investments with original maturities of three months or less at the date of acquisition that are not held for sale in the normal course of business.  The Fund maintains cash and cash equivalents balances at Newedge USA, LLC and Newedge Group (UK Branch) (collectively “NUSA”), UBS Financial Services, Inc. and UBS A.G. (collectively “UBS”) and Bank of America and Bank of America Merrill Lynch (collectively “Bank of America”).  At December 31, 2010, cash and cash equivalents balances held at NUSA, UBS and Bank of America were $406,138,111, $44,287,089 and $268,245,895, respectively.  The Fund is at risk to the extent that it maintains balances with financial institutions in excess of insured limits; however, the Fund does not believe it is exposed to any significant credit risk.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year.  Management has determined there are no material uncertain income tax positions through December 31, 2010.  With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2007.

Foreign Currency Transactions

The Fund has certain investments denominated in foreign currencies.  The purchase and sale of investments, and income and expenses are translated at the rates of exchange prevailing on the respective dates of such transactions.  The Fund does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of investments held.  Such fluctuations are included with the net realized and change in unrealized gain or loss on such investments in the statements of operations.

Reclassification

Certain amounts in the 2009 and 2008 financial statements have been reclassified to conform to the 2010 presentation without affecting previously reported partners’ capital (net asset value).

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At December 31, 2010
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$52,816,088	$—	$52,816,088
Net unrealized gain on open forward currency contracts*	—	8,559,334	8,559,334
Cash and cash equivalents:
Money market fund	24,004,531	—	24,004,531
Commercial paper*	—	522,463,363	522,463,363
U.S. government sponsored enterprise notes*	—	75,086,357	75,086,357
U.S. Treasury securities*	79,993,333	—	79,993,333
Total	$156,813,952	$606,109,054	$762,923,006
*See condensed schedule of investments for further description.

At December 31, 2009
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$14,004,035	$—	$14,004,035
Net unrealized loss on open forward currency contracts*	—	(2,429,014)	(2,429,014)
Cash and cash equivalents:
Money market funds	633,081,225	—	633,081,225
U.S. government sponsored enterprise notes*	—	107,514,649	107,514,649
Total	$647,085,260	$105,085,635	$752,170,895
*See condensed schedule of investments for further description.

There were no Level 3 holdings at December 31, 2010 and 2009, or during the years then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments.  At December 31, 2010 and 2009, the Fund’s derivative contracts had the following impact on the statements of financial condition:

December 31, 2010	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain on open futures contracts
Agricultural	$14,891,065	$(1,823,558)	$13,067,507
Currency	22,299,654	(2,342,343)	19,957,311
Energy	13,712,837	(6,194,526)	7,518,311
Interest rate	4,677,106	(4,520,520)	156,586
Metal	28,204,597	(17,624,093)	10,580,504
Single stock futures	7,816	—	7,816
Stock index	5,266,979	(3,738,926)	1,528,053
Net unrealized gain on open futures contracts	$89,060,054	$(36,243,966)	$52,816,088

Net unrealized gain (loss) on open forward currency contracts	$13,258,364	$(4,699,030)	$8,559,334

At Decmeber 31, 2010, there were 61,017 open futures contracts and 2,529 open forward currency contracts.

December 31, 2009	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain on open futures contracts
Agricultural	$5,392,510	$(1,074,640)	$4,317,870
Currency	4,398,977	(3,463,788)	935,189
Energy	3,830,525	(2,487,944)	1,342,581
Interest rate	8,760,428	(13,974,791)	(5,214,363)
Metal	13,545,225	(9,594,612)	3,950,613
Single stock futures	—	(7,756)	(7,756)
Stock index	9,898,985	(1,219,084)	8,679,901
Net unrealized gain on open futures contracts	$45,826,650	$(31,822,615)	$14,004,035

Net unrealized gain (loss) on open forward currency contracts	$3,001,447	$(5,430,461)	$(2,429,014)

At December 31, 2009, there were 58,336 open futures contracts and 1,237 open forward currency contracts.

For the years ended December 31, 2010 and 2009, the Fund’s derivative contracts had the following impact on the statements of operations:

	2010		2009
Types of Exposure	Net realized gain	Net change in unrealized gain (loss)	Net realized gain	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$19,562,007	$8,749,637	$(3,268,855)	$1,792,584
Currency	15,515,295	19,022,122	(8,204,223)	(266,564)
Energy	(46,673,673)	6,175,730	(43,882,399)	(592,475)
Interest rate	122,081,872	5,370,949	6,159,982	(25,979,362)
Metal	22,112,677	6,629,891	19,636,364	(3,836,342)
Single stock futures	122,094	15,572	(91,179)	(7,756)
Stock index	(1,026,460)	(7,151,848)	60,210,817	8,401,268
Total futures contracts	131,693,812	38,812,053	30,560,507	(20,488,647)

Forward currency contracts	4,284,176	10,988,348	(7,450,916)	(1,226,055)

Total futures and forward currency contracts	$135,977,988	$49,800,401	$23,109,591	$(21,714,702)

For the years ended December 31, 2010 and 2009, the number of futures contracts closed was 768,063 and 591,093, respectively, and the number of forward currency contracts closed was 42,586 and 35,256, respectively.

4.	General Partner

At December 31, 2010, 2009 and 2008, and for the years then ended, the General Partner did not maintain a capital balance in the Fund; however, the beneficiary of the sole shareholder of the General Partner had the following investment:

Class B Units	2010	2009	2008
Units Owned	39.6245	30.9315	30.9315
Value of Units	$263,529	$189,240	$199,819

During 2010, the beneficiary of the sole shareholder of the General Partner purchased an additional 8.6930 units for $54,964.

The General Partner earns the following compensation:

▪
General Partner Management Fee – the Fund incurs a monthly fee on Class A and Class B Units equal to 1/12th of 1.75% of the month-end net asset value of the Class A and Class B Units, payable in arrears.  Prior to December 1, 2010, the General Partner management fee was 1.95% per annum.

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

Pursuant to the terms of the Partnership Agreement, each year the General Partner receives from the Fund 1% of any net income earned by the Fund.  Conversely, the General Partner pays to the Fund 1% of any net loss incurred by the Fund.  Such amounts are reflected as General Partner 1% allocation receivable or payable in the statements of financial condition and as General Partner 1% allocation in the statements of operations.

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

To meet margin requirements, the Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements.  The Fund earns interest income on its assets deposited with brokers.  At December 31, 2010 and 2009, the Fund had margin requirements of $150,261,236 and $132,093,486, respectively.

7.	Administrative Expenses

Effective December 1, 2010, the Fund incurs a monthly administrative fee equal to 1/12th of  0.45% of the Fund’s month-end net asset value.  Prior to December 1, 2010, the Fund would reimburse the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12th of 0.65% of the Fund’s month-end net asset value.  Administrative expenses include accounting, audit, legal, salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund; such as, salaries and commissions of General Partner marketing personnel, administrative employee salaries and related costs.  Pursuant to the terms of the Partnership Agreement, administrative expenses that exceed 1% of the average month-end net asset value of the Fund are the responsibility of the General Partner.  All of the administrative expenses were below the 1% administrative expense limitation.

For the period from January 1, 2010 through November 30, 2010, actual administrative expenses were $9,080,860.  For the month of December 2010, the Fund incurred an administrative fee of $531,847.  For the years ended December 31, 2009 and 2008, actual administrative expenses were $8,789,611, and $6,405,612, respectively.  Additionally, for the period from January 1, 2010 through November 30, 2010 and during the years ended December 31, 2009 and 2008, the General Partner voluntarily waived $1,868,756, $2,410,018 and $1,894,004, respectively, of administrative expenses.  Such amounts are included in Administrative expenses waived in the statements of operations.

At December 31, 2010 and 2009, $531,847 and $1,736,156, respectively, were payable to the General Partner for administrative expenses.  Such amounts are presented as Administrative expenses payable – General Partner in the statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner.  The minimum investment is $10,000.  Units are sold at the net asset value per Class A or Class B Unit as of the close of business on the last day of the month in which the subscription is accepted.  Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted.  At December 31, 2010 and 2009, the Fund received advance subscriptions of $23,610,336 and $37,057,961, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

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

The Fund engages in the speculative trading of futures, options and over-the-counter contracts, including forward currency contracts traded in the U.S. and internationally.  Trading in derivatives exposes the Fund to both market risk, the risk arising from a change in the fair value of a contract, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

Purchase and sale of futures contracts requires margin deposits with the futures brokers.  Additional deposits may be necessary for any loss of contract value.  The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities.  A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements.  In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited.  The Fund uses Newedge USA, LLC as its futures broker and Newedge Group (UK Branch) and UBG A.G. as its forward currency counterparties.  In March 2011, the Fund began using JP Morgan Futures Inc. (“JP Morgan”) as a futures broker for a portion of the Fund’s futures transactions.

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

In the case of forward currency contracts, which are traded on the interbank or other institutional market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a clearinghouse backed by a group of financial institutions; thus there likely will be greater counterparty credit risk.  While the Fund trades only with those counterparties that it believes to be creditworthy, there can be no assurance that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

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

The Fund uses UBS and Bank of America Merrill Lynch as its cash management securities brokers for the investment of some excess margin amounts into short-term fixed income instruments including commercial paper, corporate notes, U.S. Treasury securities and U.S. government sponsored enterprise notes with maturities no longer than one year.  Fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Fund’s U.S. Treasury securities and other fixed income instruments, although substantially all of the short-term investments are held to maturity.

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

The following information presents per Unit operating performance data and other ratios for the years ended December 31, 2010, 2009 and 2008, assuming the Unit was outstanding throughout the entire year:

	2010		2009		2008
	Class A	Class B	Class A	Class B	Class A	Class B
Per Unit Operating Performance

Net asset value per unit, beginning of year	$4,668.87	$6,118.04	$5,018.96	$6,460.05	$3,867.65	$4,891.11
Income (loss) from operations
Gain (loss) from trading (1)	664.87	886.90	(4.56)	(6.19)	1,676.14	2,137.36
Net investment loss (1)	(347.90)	(354.27)	(345.53)	(335.82)	(524.83)	(568.42)
Total income (loss) from operations	316.97	532.63	(350.09)	(342.01)	1,151.31	1,568.94

Net asset value per unit, end of year	$4,985.84	$6,650.67	$4,668.87	$6,118.04	$5,018.96	$6,460.05

Total return	6.79%	8.71%	(6.98)%	(5.29)%	29.77%	32.08%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees and General Partner 1% allocation (2), (3)	6.15%	4.34%	6.23%	4.40%	6.44%	4.59%
Trading Advisor incentive fees	1.49%	1.56%	1.47%	1.48%	8.10%	8.10%
General Partner 1% allocation	0.08%	0.10%	(0.07)%	(0.05)%	0.27%	0.29%

Total expenses	7.72%	6.00%	7.63%	5.83%	14.81%	12.98%

Net investment loss (2), (3)	(7.46)%	(5.74)%	(7.16)%	(5.35)%	(11.95)%	(10.13)%

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

(2) All of the ratios under Other Financial Ratios are computed net of voluntary and involuntary waivers of administrative expenses.  For the years ended December 31, 2010, 2009 and 2008, the ratios are net of 0.16%, 0.25% and 0.28%, respectively, of average net asset value relating to the waivers of administrative expenses.  Both the nature and the amounts of the waivers are more fully explained in Note 7.

(3) The net investment loss includes interest income and excludes realized and unrealized gain from trading activities as shown in the statements of operations.  The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net gain (loss) from trading in the statements of operations.  The resulting amount is divided by the average net asset value for the year.

12.	Subsequent Events

In February 2011, the Fund made an investment of $80 million in the Steben Institutional Fund LLC (SIF), whose manager is the General Partner.  Presently, the Fund is the only member in SIF.  Similar to the Fund, SIF uses professional trading advisors to engage in the speculative trading of futures and forward currency contracts traded in the U.S. and internationally.  SIF trades within six major market sectors:  stock indices, currencies, interest rate instruments, energy products, metals and agricultural commodities.  SIF commenced trading on March 1, 2011.  SIF incurs trading advisor management and incentive fees, as well as reimburses its manager for operating expenses incurred on its behalf.