Form 10-Q
period 2011-03-31
FUTURES PORTFOLIO FUND L.P.
filed 2011-05-13
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Commission file number:  000-50728

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

Organized in Maryland	IRS Employer Identification No.: 52-1627106

c/o Steben & Company, Inc.
2099 Gaither Road, Suite 200
Rockville, Maryland 20850
(240) 631-7600

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
Yes [   ]     No [ X ]

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements

Futures Portfolio Fund, Limited Partnership
Consolidated Statements of Financial Condition
March 31, 2011 (Unaudited) and December 31, 2010 (Audited)

	2011	2010
Assets
Equity in broker trading accounts
Cash	$497,887,656	$426,420,669
Net unrealized gain on open futures contracts	36,643,360	52,816,088
Net unrealized gain on open forward currency contracts	2,175,444	8,559,334
Interest receivable	25,697	67,580
Total equity in broker trading accounts	536,732,157	487,863,671
Cash and cash equivalents	611,263,745	292,250,426
Commercial paper, at fair value	358,031,598	522,463,363
U.S. government sponsored enterprise notes, at fair value	--	75,086,357
U.S. Treasury securities, at fair value	--	79,993,333
General Partner 1% allocation receivable	280,138	--
Total assets	$1,506,307,638	$1,457,657,150

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$3,035,630	$2,266,651
Trading Advisor incentive fees payable	3,505,943	13,050,625
Commissions and other trading fees payable on open contracts	169,529	141,733
General Partner management fee payable	2,110,701	2,067,522
General Partner 1% allocation payable	--	1,017,537
Selling Agent fees payable – General Partner	1,563,433	1,535,969
Administrative expenses payable – General Partner	552,034	531,847
Redemptions payable	7,146,149	11,807,236
Subscriptions received in advance	50,663,004	23,610,336
Total liabilities	68,746,423	56,029,456
Partners’ Capital (Net Asset Value)
Class A Interests – 178,706.1037 and 172,138.6872 units outstanding
at March 31, 2011 and December 31, 2010, respectively	872,614,597	858,255,331
Class B Interests – 86,351.1522 and 81,701.8729 units outstanding
at March 31, 2011 and December 31, 2010, respectively	564,946,618	543,372,363
Total partners' capital (net asset value)	1,437,561,215	1,401,627,694
Total liabilities and partners' capital (net asset value)	$1,506,307,638	$1,457,657,150

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments
March 31, 2011
(Unaudited)

		Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Commercial Paper
Face Value	Maturity Date
$20,000,000	4/1/2011	Shell International Finance BV, 0.68%	$20,000,000	1.39%
30,260,000	4/1/2011	Shell International Finance BV, 0.69%	30,260,000	2.10%
67,521,000	4/13/2011	HSBC Finance Corp, 0.63%	67,506,821	4.70%
32,000,000	5/16/2011	Toyota Motor Credit Corporation, 0.39%	31,984,400	2.22%
60,000,000	5/24/2011	Barclays U.S. Funding LLC, 0.57%	59,949,650	4.17%
74,107,000	5/27/2011	ING (U.S.) Funding LLC, 0.57%	74,041,291	5.15%
1,948,000	6/2/2011	Shell International Finance BV, 0.53%	1,946,222	0.14%
30,300,000	7/6/2011	Shell International Finance BV, 0.53%	30,257,176	2.10%
20,000,000	7/11/2011	Shell International Finance BV, 0.53%	19,970,261	1.39%
22,158,000	8/19/2011	UBS Finance Delaware LLC, 0.49%	22,115,777	1.54%
		Total commercial paper (cost: $356,724,747)	$358,031,598	24.90%

Long U.S. Futures Contracts
		Agricultural	$2,045,885	0.14%
		Currency	4,916,817	0.34%
		Energy	11,362,116	0.79%
		Interest rate	(4,331,286)	(0.30)%
		Metal	4,421,711	0.31%
		Single stock futures	(1,017)	(0.00)%
		Stock index	11,070,181	0.77%
		Net unrealized gain on open long U.S. futures contracts	29,484,407	2.05%

Short U.S. Futures Contracts
		Agricultural	(575,742)	(0.04)%
		Currency	123,514	0.01%
		Energy	(932,683)	(0.06)%
		Interest rate	(74,480)	(0.01)%
		Metal	(4,531,495)	(0.32)%
		Stock index	(127,193)	(0.01)%
		Net unrealized loss on open short U.S. futures contracts	(6,118,079)	(0.43)%

		Total U.S. Futures Contracts Net unrealized gain on open U.S. futures contracts	23,366,328	1.62%

Long Foreign Futures Contracts
		Agricultural	(185,660)	(0.01)%
		Currency	1,909,275	0.13%
		Energy	696,570	0.05%
		Interest rate	(608,935)	(0.04)%
		Metal	164,845	0.01%
		Stock index	7,039,772	0.49%
		Net unrealized gain on open long foreign futures contracts	9,015,867	0.63%

No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Short Foreign Futures Contracts
Agricultural	$67,032	0.00%
Currency	2,867,795	0.20%
Interest rate	5,823,948	0.41%
Metal	(66,364)	(0.00)%
Stock index	(4,431,246)	(0.31)%
Net unrealized gain on open short foreign futures contracts	4,261,165	0.30%

Total Foreign Futures Contracts Net unrealized gain on open foreign futures contracts	13,277,032	0.93%

Net unrealized gain on open futures contracts	$36,643,360	2.55%

U.S. Forward Currency Contracts
Long	$2,851,234	0.20%
Short	(1,327,404)	(0.09)%
Net unrealized gain on open U.S. forward currency contracts	1,523,830	0.11%

Foreign Forward Currency Contracts
Long	1,006,102	0.07%
Short	(354,488)	(0.02)%
Net unrealized gain on open foreign forward currency contracts	651,614	0.05%

Net unrealized gain on open forward currency contracts	$2,175,444	0.16%

No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments
December 31, 2010
(Audited)

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

The accompanying notes are an integral part of these consolidated financial statements.

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

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Statements of Operations
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Trading Gain (Loss)
Net realized gain	$16,004,219	$1,219,524
Net change in unrealized gain (loss)	(22,556,618)	44,729,059
Brokerage commissions and trading expenses	(1,186,335)	(850,946)
Net gain (loss) from trading	(7,738,734)	45,097,637

Income
Interest income	1,078,181	352,596
Expenses
Trading Advisor management fee	5,264,887	4,063,298
Trading Advisor incentive fee	3,498,236	5,057,839
General Partner management fee	6,291,014	5,370,616
General Partner 1% allocation	(280,138)	253,942
Selling Agent fees – General Partner	4,669,986	3,755,686
Administrative expenses – General Partner	1,629,137	2,467,367
Total expenses	21,073,122	20,968,748
Administrative expenses waived	--	(658,738)
Net total expenses	21,073,122	20,310,010
Net investment loss	(19,994,941)	(19,957,414)
Net Income (Loss)	$(27,733,675)	$25,140,223

	Three Months Ended March 31,
	2011		2010
	Class A	Class B	Class A	Class B
Increase (decrease) in net asset value per Unit	$(102.88)	$(108.24)	$87.12	$142.04

Net income (loss) per Unit	$(105.01)	$(111.45)	$97.40	$163.36
(based on weighted average number of units outstanding during the period)
Weighted average number of Units outstanding	175,224.6438	83,748.9258	152,352.0232	63,060.0436

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities
Net income (loss)	$(27,733,675)	$25,140,223
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss	22,556,618	(44,729,059)
Changes in
Interest receivable	41,883	(33,246)
Commercial paper	164,431,765	(93,461,340)
Government sponsored enterprise notes	75,086,357	(57,366,051)
U.S. Treasury securities	79,993,333	(239,733,456)
Trading Advisor management fee payable	768,979	146,200
Trading Advisor incentive fee payable	(9,544,682)	3,612,880
Commissions and other trading fees payable on open contracts	27,796	42,077
General Partner management fee payable	43,179	170,010
General Partner 1% allocation receivable/payable	(1,297,675)	893,798
Selling Agent fees payable – General Partner	27,464	106,250
Administrative expenses payable – General Partner	20,187	55,351
Net cash provided by (used in) operating activities	304,421,529	(405,156,363)

Cash flows from financing activities
Subscriptions	60,088,011	62,711,508
Subscriptions received in advance	50,663,004	22,898,322
Redemptions	(24,692,238)	(21,685,495)
Net cash provided by financing activities	86,058,777	63,924,335

Net increase (decrease) in cash and cash equivalents	390,480,306	(341,232,028)
Cash and cash equivalents, beginning of period	718,671,095	989,520,835
Cash and cash equivalents, end of period	$1,109,151,401	$648,288,807

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$497,887,656	$313,377,299
Cash and cash equivalents	611,263,745	334,911,508
Total end of period cash and cash equivalents	$1,109,151,401	$648,288,807

Supplemental disclosure of cash flow information
Prior period redemptions paid	$11,807,236	$5,857,719
Prior period subscriptions received in advance	$23,610,336	$37,057,961

Supplemental schedule of non-cash financing activities
Redemptions payable	$7,146,149	$7,770,755

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)
For the Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Class A Interests		Class B Interests
	Units	Amount	Units	Amount	Total
Three Months Ended March 31, 2011
Balance at December 31, 2010	172,138.6872	$858,255,331	81,701.8729	$543,372,363	$1,401,627,694
Net loss		(18,400,103)		(9,333,572)	(27,733,675)
Subscriptions	9,433.0927	46,891,156	5,541.5401	36,807,191	83,698,347
Redemptions	(2,199.0919)	(10,866,693)	(1,390.0624)	(9,164,458)	(20,031,151)
Transfers	(666.5843)	(3,265,094)	497.8016	3,265,094	--
Balance at March 31, 2011	178,706.1037	$872,614,597	86,351.1522	$564,946,618	$1,437,561,215

Three Months Ended March 31, 2010
Balance at December 31, 2009	147,452.0886	$688,434,529	60,362.5545	$369,300,376	$1,057,734,905
Net income		14,838,449		10,301,774	25,140,223
Subscriptions	12,187.7184	55,497,066	7,417.9277	44,272,403	99,769,469
Redemptions	(2,575.7831)	(11,802,542)	(1,958.5631)	(11,795,989)	(23,598,531)
Transfers	(234.3151)	(1,087,199)	178.1697	1,087,199	--
Balance at March 31, 2010	156,829.7088	$745,880,303	66,000.0888	$413,165,763	$1,159,046,066

Net Asset Value per Unit
	Class A	Class B

March 31, 2011	$4,882.96	$6,542.43
December 31, 2010	4,985.84	6,650.67
March 31, 2010	4,755.99	6,260.08
December 31, 2009	4,668.87	6,118.04

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Notes to Consolidated Financial Statements
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

In February 2011, the Fund made an investment of $80 million in the Steben Institutional Fund LLC (“SIF”), whose manager is the General Partner.  Presently, the Fund is the only member in SIF.  Similar to the Fund, SIF uses professional commodity trading advisors to engage in the speculative trading of futures and forward currency contracts traded in the U.S. and internationally.  SIF trades within six major market sectors:  stock indices, currencies, interest rate instruments, energy products, metals and agricultural commodities.  SIF commenced trading on March 1, 2011.  SIF incurs trading advisor management and incentive fees, as well as reimburses its manager for operating expenses incurred on its behalf.

The Fund is a registrant with the U.S. Securities and Exchange Commission (“SEC”) pursuant to the U.S. Securities Exchange Act of 1934, as amended (“1934 Act”).  As a registrant, the Fund is subject to the regulations of the SEC and the disclosure requirements of the 1934 Act.  As a commodity pool, the Fund is subject to the regulations of the U.S. Commodity Futures Trading Commission (“CFTC”), an agency of the U.S. Government, which regulates most aspects of the commodity futures industry; rules of the National Futures Association (“NFA”), an industry self-regulatory organization; rules of Financial Industry Regulatory Authority (“FINRA”), an industry self-regulatory organization; and the requirements of commodity exchanges where the Fund executes transactions.  Additionally, the Fund is subject to the requirements of the futures brokers and interbank market makers through which the Fund trades.

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

Significant Accounting Policies

Accounting Principles
The Fund’s consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

Consolidation
The accompanying consolidated financial statements include the accounts of the Fund and SIF, for which the Fund is the sole member.  All material intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates
Preparing consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.

Revenue Recognition
Futures, options on futures, forward currency contracts and swap contracts are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated.  Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the consolidated statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses.  Any change in net unrealized gain or loss from the preceding period is reported in the consolidated statements of operations.  Interest income earned on investments in commercial paper, U.S. Treasury securities, U.S. government sponsored enterprise notes and other cash and cash equivalent balances is recorded on an accrual basis.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy.  For the periods ended March 31, 2011 and December 31, 2010, there were no such transfers between levels.

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

The investment in a money market fund, included in cash and cash equivalents in the consolidated statements of financial condition, and futures contracts, all of which are exchange-traded, are valued using quoted market prices for identical assets and are classified within Level 1. The fair values of forward currency contracts are based upon third-party quoted dealer values on the interbank market and are classified within Level 2.

Cash and Cash Equivalents
Cash and cash equivalents may include cash, money market accounts and short-term investments with maturities of three months or less at the date of acquisition and that are not held for sale in the normal course of business. The Fund maintains deposits with financial institutions in amounts that are in excess of federally insured limits; however, the Fund does not believe it is exposed to any significant credit risk.

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

Income Taxes
The Fund prepares calendar year U.S. and applicable state and local tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year.  Management has determined there are no material uncertain income tax positions through March 31, 2011.  With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2007.

Foreign Currency Transactions
The Fund has certain investments denominated in foreign currencies.  The purchase and sale of investments, and income and expenses are translated at the rates of exchange prevailing on the respective dates of such transactions.  The Fund does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of investments held.  Such fluctuations are included with the net realized and change in unrealized gain or loss on such investments in the consolidated statements of operations.

Reclassification
Certain amounts reported in the 2010 consolidated financial statements have been reclassified to conform to the 2011 presentation without affecting previously reported partners’ capital (net asset value).

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At March 31, 2011
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$36,643,360	$--	$36,643,360
Net unrealized gain on open forward currency contracts*	--	2,175,444	2,175,444
Cash and cash equivalents: money market fund	158,081,769	--	158,081,769
Commercial paper*	--	358,031,598	358,031,598
Total	$194,725,129	$360,207,042	$554,932,171
*See the consolidated condensed schedule of investments for further description.

At December 31, 2010
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$52,816,088	$--	$52,816,088
Net unrealized gain on open forward currency contracts*	--	8,559,334	8,559,334
Cash and cash equivalents: money market fund	24,004,531	--	24,004,531
Commercial paper*	--	522,463,363	522,463,363
U.S. government sponsored enterprise notes*	--	75,086,357	75,086,357
U.S. Treasury securities*	79,993,333	--	79,993,333
Total	$156,813,952	$606,109,054	$762,923,006
*See the consolidated condensed schedule of investments for further description.

There were no Level 3 holdings at March 31, 2011 or December 31, 2010, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments.  At March 31, 2011 and December 31, 2010, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

March 31, 2011	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain on open futures contracts
Agricultural	$5,709,445	$(4,357,930)	$1,351,515
Currency	12,441,509	(2,634,108)	9,817,401
Energy	12,185,335	(1,059,332)	11,126,003
Interest rate	8,835,811	(8,026,564)	809,247
Metal	16,298,336	(16,309,639)	(11,303)
Single stock futures	171	(1,188)	(1,017)
Stock index	18,888,214	(5,336,700)	13,551,514
Net unrealized gain on open futures contracts	$74,358,821	$(37,715,461)	$36,643,360

Net unrealized gain on open forward currency contracts	$7,403,411	$(5,227,967)	$2,175,444

At March 31, 2011, there were 78,747 open futures contracts and 2,738 open forward currency contracts.

December 31, 2010	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain on open futures contracts
Agricultural	$14,891,065	$(1,823,558)	$13,067,507
Currency	22,299,654	(2,342,343)	19,957,311
Energy	13,712,837	(6,194,526)	7,518,311
Interest rate	4,677,106	(4,520,520)	156,586
Metal	28,204,597	(17,624,093)	10,580,504
Single stock futures	7,816	--	7,816
Stock index	5,266,979	(3,738,926)	1,528,053
Net unrealized gain on open futures contracts	$89,060,054	$(36,243,966)	$52,816,088

Net unrealized gain on open forward currency contracts	$13,258,364	$(4,699,030)	$8,559,334

At Decmeber 31, 2010, there were 61,017 open futures contracts and 2,529 open forward currency contracts.

For the three months ended March 31, 2011 and 2010, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	2011		2010
Types of Exposure	Net realized gain	Net change in unrealized gain (loss)	Net realized gain	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$7,888,220	$(11,715,992)	$(4,188,669)	$1,686,176
Currency	(13,385,902)	(10,139,910)	8,623,416	3,420,149
Energy	32,867,555	3,607,692	(16,420,887)	15,032,911
Interest rate	(16,036,012)	652,661	12,611,074	22,383,368
Metal	9,383,211	(10,591,807)	(4,718,283)	343,873
Single stock futures	(4,002)	(8,833)	135,701	(13,358)
Stock index	(10,805,780)	12,023,461	3,308,255	270,411
Total futures contracts	9,907,290	(16,172,728)	(649,393)	43,123,530

Forward currency contracts	6,399,842	(6,383,890)	1,561,213	1,605,529

Total futures and forward currency contracts	$16,307,132	$(22,556,618)	$911,820	$44,729,059

For the three months ended March 31, 2011 and 2010, the number of futures contracts closed was 292,058 and 181,817, respectively, and the number of forward currency contracts closed was 10,911 and 9,919, respectively.

4.	General Partner

At March 31, 2011 and December 31, 2010, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund; however, the beneficiary of the sole shareholder of the General Partner had the following investment:

Class B Units	March 31, 2011	December 31, 2010
Units Owned	39.6245	39.6245
Value of Units	$259,240	$263,529

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

▪
Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units and such amounts are included in Selling Agent fees – General Partner in the consolidated statements of operations.  The General Partner, in turn, pays the selling agent fee to the respective selling agents.  If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fee are retained by the General Partner.

▪
Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.20% of the month-end net asset value of the Class B Units and such amounts are included in Selling Agent fees – General Partner in the consolidated statements of operations.  The General Partner, in turn, pays the fee to the respective selling agents.  If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fee are retained by the General Partner.

▪
Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the fund, payable in arrears to the General Partner.  The General Partner, in turn, pays the administrative expenses of the Fund.  See Note 7 for additional information regarding administrative expenses.

Pursuant to the terms of the Partnership Agreement, each year the General Partner receives from the Fund 1% of any net income earned by the Fund.  Conversely, the General Partner pays to the Fund 1% of any net loss incurred by the Fund.  Such amounts are reflected as General Partner 1% allocation receivable or payable in the consolidated statements of financial condition and as General Partner 1% allocation in the consolidated statements of operations.

5.	Trading Advisors

The Fund has advisory agreements with various commodity trading advisors, pursuant to which the Fund incurs monthly trading advisor management fees that range from 0% to 1/12th of 2% of allocated net assets (as defined in each respective trading advisory agreement), paid monthly or quarterly in arrears.  Additionally, the Fund incurs trading advisor incentive fees, paid quarterly in arrears, ranging from 10% to 30% of net new trading profits (as defined in each respective trading advisory agreement).

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with its futures broker, subject to CFTC regulations and various exchange and broker requirements.  The Fund earns interest income on its assets deposited with the broker.  At March 31, 2011 and December 31, 2010, the Fund had margin requirements of $191,972,560 and $150,261,236, respectively.

7.	Administrative Expenses

Effective December 1, 2010, the Fund incurs a monthly administrative fee equal to 1/12th of 0.45% of the Fund’s month-end net asset value.  Prior to December 1, 2010, the Fund would reimburse the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12th of 0.65% of the Fund’s month-end net asset value.  Administrative expenses include accounting, audit, legal, salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund; such as, salaries and commissions of General Partner marketing personnel, administrative employee salaries and related costs.  Pursuant to the terms of the Partnership Agreement, administrative expenses that exceed 1% of the average month-end net asset value of the Fund are the responsibility of the General Partner.  All of the administrative expenses were below the 1% administrative expense limitation for the three months ended March 31, 2010.

For the three months ended March 31, 2011, the Fund incurred an administrative fee of $1,629,137.  For the three months ended March 31, 2010, actual administrative expenses were $2,467,367.  Of that amount, the General Partner voluntarily waived $658,738, resulting in a net expense to the Fund of $1,808,629.  The actual administrative expenses and the amount waived are presented in the consolidated statements of operations.

At March 31, 2011 and December 31, 2010, $552,034 and $531,847, respectively, were payable to the General Partner for administrative expenses.  Such amounts are presented as Administrative expenses payable – General Partner in the consolidated statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Generally, investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner.  The minimum investment is $10,000.  Units are sold at the net asset value per Unit as of the close of business on the last day of the month in which the subscription is accepted.  Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted.  At March 31, 2011 and December 31, 2010, the Fund received advance subscriptions of $50,663,004 and $23,610,336, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to month-end.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner.  A limited partner may request and receive redemption of Class A or Class B Units owned at the end of any month, subject to five business days’ prior written notice to the General Partner, and in certain circumstances, restrictions in the Partnership Agreement.

The General Partner may require a limited partner to redeem from the Fund if the General Partner deems the redemption (a) necessary to prevent or correct the occurrence of a non-exempt prohibited transaction under the Employee Retirement Income Security Act of 1974, as amended, or the Internal Revenue Code of 1986, as amended, (b) beneficial to the Fund, or (c) necessary to comply with applicable government or self-regulatory organization regulations.

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

Purchase and sale of futures contracts requires margin deposits with the futures brokers.  Additional deposits may be necessary for any loss of contract value.  The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities.  A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements.  In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited.  The Fund uses Newedge USA, LLC and JP Morgan Futures, Inc. as its futures brokers and Newedge Group (UK Branch) and UBG A.G. as its forward currency counterparties.

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

The Fund used UBS and Bank of America Merrill Lynch as its cash management securities brokers for the investment of some excess margin amounts into short-term fixed income instruments including commercial paper, corporate notes, U.S. Treasury securities and U.S. government sponsored enterprise notes with maturities no longer than one year.  Fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Fund’s U.S. Treasury securities and other fixed income instruments, although substantially all of the short-term investments are held to maturity.

Effective April 2011, the Fund engaged J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund.  The Cash Managers will manage the Fund’s cash and excess margin through investments in fixed income securities, pursuant to investment parameters established by the General Partner.  Fluctuations in prevailing interest rates could cause mark-to-market losses on the Fund’s fixed income securities.

10.	Indemnifications

In the normal course of business, the Fund may enter into contracts and agreements that contain a variety of representations and warranties, and which provide general indemnifications.  The Fund’s maximum exposure under these arrangements cannot be estimated.  However, the Fund believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the consolidated financial statements for such indemnifications.

11.	Interim Financial Statements

The consolidated statements of financial condition, including the consolidated condensed schedule of investments, at March 31, 2011, the consolidated statements of operations, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2011 and 2010, and the accompanying notes to the consolidated financial statements are unaudited.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of management, such consolidated financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at March 2011,results of operations cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2011 and 2010.  The results of operations for the three months ended March 31, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year or any other period.  These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

12.	Financial Highlights

The following information presents per Unit operating performance data and other financial ratios for the three months ended March 31, 2011 and 2010, assuming the Unit was outstanding throughout the entire period:

	2011		2010
	Class A	Class B	Class A	Class B
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$4,985.84	$6,650.67	$4,668.87	$6,118.04
Income (loss) from operations
Gain (loss) from trading(1)	(24.56)	(33.36)	179.06	236.40
Net investment loss(1)	(78.32)	(74.88)	(91.94)	(94.36)
Total income (loss) from operations	(102.88)	(108.24)	87.12	142.04

Net asset value per Unit at end of period	$4,882.96	$6,542.43	$4,755.99	$6,260.08

Total return (5)	(2.06)%	(1.63)%	1.87%	2.32%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees and General Partner 1% allocation (2) (3) (4)	5.73%	3.91%	6.18%	4.37%
Trading Advisor incentive fees (5)	0.25%	0.25%	0.46%	0.47%
General Partner 1% allocation (5)	(0.02)%	(0.02)%	0.02%	0.03%
Total expenses	5.96%	4.14%	6.66%	4.87%

Net investment loss (2) (3) (4) (6)	(5.43)%	(3.61)%	(6.05)%	(4.24)%

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

(2) All of the ratios under other financial ratios are computed net of voluntary and involuntary waivers of administrative expenses.  For the three months ended March 31, 2010, the ratios are net of 0.24% of average net asset value relating to the waivers of administrative expenses.  Both the nature and the amounts of the waivers are more fully explained in Note 7.

(3) The net investment loss includes interest income and excludes realized and unrealized gain (loss) from trading activities as shown in the consolidated statements of operations.  The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net trading gain (loss) in the consolidated statements of operations.  The resulting amount is divided by the average net asset value for the period.

(4) Ratios have been annualized.

(5) Ratios have not been annualized.

(6) Ratio excludes Trading Advisor incentive fees and General Partner 1% allocation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cash Management

Effective April 2011, the Fund engaged J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund.  The Cash Managers will manage the Fund’s cash and excess margin through investments in short term, fixed income securities, pursuant to investment parameters established by the General Partner.

The Fund’s objective in retaining the Cash Managers to provide cash management services is to enhance the return on its assets not required to be held by the Fund’s brokers to support the Fund’s trading.  There is no guarantee that the Cash Managers will achieve returns for the Fund, net of fees payable to the Cash Managers, in excess of the returns previously achieved through the General Partner’s efforts and/or available through the Fund’s brokers, or that the Cash Managers will avoid a loss of principal on amounts placed under their management.

Fund Investment

In February 2011, the Fund made an investment of $80 million in the Steben Institutional Fund LLC (“SIF”), whose manager is the General Partner.  Presently, the Fund is the only member in SIF.  Similar to the Fund, SIF uses professional commodity trading advisors to engage in the speculative trading of futures and forward currency contracts traded in the U.S. and internationally.  SIF trades within six major market sectors:  stock indices, currencies, interest rate instruments, energy products, metals and agricultural commodities.  SIF commenced trading on March 1, 2011.  SIF incurs trading advisor management and incentive fees, as well as reimburses its manager for operating expenses incurred on its behalf.

Liquidity

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

Results of Operations

The returns for Units for the three months ended March 31, 2011 and 2010 were as follows:

Class of Units	2011	2010
Class A	(2.06)%	1.87%
Class B	(1.63)%	2.32%

Past performance is not necessarily indicative of future results.  Further analysis of the trading gains and losses is provided below.

2011

January

A Units of the Fund were down 1.42% for the month of January and B Units were down 1.27%.  The Fund finished lower this month as losses from foreign currencies, interest rate instruments and metals offset profits from energy, equity indices and agricultural commodities.  The most significant losses came from the Fund’s positions in international currencies as several exchange prices reversed direction in response to positive economic news in both the U.S. and Europe.  Cross-currency trades in several markets, including the British pound/Japanese yen, euro/Australian dollar, and British pound/Australian dollar all reversed and moved against the Fund’s positions during the month. In equity indices, the Fund saw profits from its long positions in both European and U.S. indices.  In interest rates, mixed performance among contracts led to a loss in that sector. Gold prices retreated this month generating losses for the Fund’s long positions, while rising prices in cotton, corn and sugar contributed additional profits in agricultural commodities.

February

A Units of the Fund were up 2.16% for the month of February and B Units were up 2.31%.  The Fund finished higher this month as profits from energy, equity indices, metals, agricultural commodities and currencies offset losses in interest rate instruments.  The most significant profits came from the Fund’s positions in energy as tensions in the Middle East, and especially in Libya, pushed oil prices higher benefiting the Funds’ long positions in that sector.  Global equity prices were volatile this month, but finished higher by the end of the month which added profits from the Fund’s long positions. Both industrial and precious metals prices trended higher, as did agricultural commodity prices.  The rising prices from all three of these sectors generated profits for the Fund’s long positions. Prices were mixed in interest rate instruments, with losses offsetting profits in that sector.

March

A Units of the Fund were down 2.75% for the month of March and B Units were down 2.61%.  The Fund finished lower this month with losses in equity indices, agricultural commodities, interest rate instruments and metals.  The most significant profits came from the energy markets as events in Japan and Libya sent energy prices sharply higher benefiting the Fund’s long positions.  The same global events also generated reversals in global stock indices that went against the Fund’s long positions.  Although equity prices rebounded later in the month it wasn’t enough to offset the earlier losses.  Agricultural commodity prices led by corn, sugar and cocoa, experienced significant volatility this month.  Prices generally moved against the Fund’s long positions generating losses.  Prices in interest rate instruments and foreign currencies were mixed this month with losses offsetting profits in that sector.

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

Significant Accounting Estimates

A summary of the Fund’s significant accounting policies are included in Note 1 to the consolidated financial statements.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund's open positions by market sector at March 31, 2011 and December 31, 2010.  All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	March 31, 2011		December 31, 2010
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural	$14,129,483	0.98%	$17,909,018	1.28%
Currency	54,191,935	3.77	52,897,225	3.77
Energy	19,477,503	1.35	24,625,833	1.76
Interest rate	41,324,382	2.87	18,406,255	1.31
Metal	22,652,718	1.58	16,124,426	1.15
Single stock futures	41,826	0.00	35,438	0.00
Stock index	64,447,570	4.48	47,021,043	3.35
Total	$216,265,417	15.03%	$177,019,238	12.62%

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

The following were the primary trading risk exposures of the Fund as of March 31, 2011, by market sector.

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

The following were the only non-trading risk exposures of the Fund as of March 31, 2011.

Foreign Currency Balances

The Fund's primary foreign currency balances are in euros, Japanese yen, British pounds, Australian dollars, Hong Kong dollars and Canadian dollars.  The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than once a week).

U.S. Treasury Securities, Government Sponsored Enterprise Notes and Commercial Paper

Monies in excess of margin requirements may be invested in short-term fixed income instruments, including U.S. Treasury securities, government sponsored enterprise notes and commercial paper with durations of less than one year.  Violent fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Fund's short term investments; although substantially all of these short term investments are held to maturity.

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

Item 4.  Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at March 31, 2011 (the “Evaluation Date”).  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the first quarter of 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings.

None

Item 1A. Risk Factors.

There have been no material changes from risk factors disclosed in the Fund’s Form 10-K for year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended March 31, 2011.  Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit.  Redemptions of Units during the first quarter of 2011 were as follows:

	January	February	March	Total
A Units
Units redeemed	617.3567	788.5886	793.1466	2,199.0919
Average net asset value per Unit	$4,915.02	$5,020.96	$4,882.96	$4,941.45

B Units
Units redeemed	565.6948	324.0573	500.3103	1,390.0624
Average net asset value per Unit	$6,566.00	$6,717.51	$6,542.43	$6,592.84

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

The following exhibits are filed herewith of incorporated by reference.

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

Dated May 13, 2011	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)