Form 10-Q
period 2011-06-30
FUTURES PORTFOLIO FUND L.P.
filed 2011-08-15
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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
Yes [X]     No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]     No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
[_] Large accelerated filer	[_] Accelerated filer
[X] Non-accelerated filer	[_] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_]     No [X]

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements

Futures Portfolio Fund, Limited Partnership
Consolidated Statements of Financial Condition
June 30, 2011 (Unaudited) and December 31, 2010 (Audited)

	June 30, 2011	December 31, 2010
Assets
Equity in broker trading accounts
Cash	$449,663,925	$426,420,669
Net unrealized gain (loss) on open futures contracts	(2,180,445)	52,816,088
Net unrealized gain (loss) on open forward currency contracts	(1,206,456)	8,559,334
Interest receivable	11,861	67,580
Total equity in broker trading accounts	446,288,885	487,863,671
Cash and cash equivalents	117,883,998	292,250,426
Investments in securities, at fair value (cost: $777,978,300 and $676,253,837, respectively)	776,916,697	677,543,053
Certificates of deposits, at fair value (cost: $158,780,023)	158,768,523	--
General Partner 1% allocation receivable	1,187,977	--
Total assets	$1,501,046,080	$1,457,657,150

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$3,331,649	$2,266,651
Trading Advisor incentive fees payable	-	13,050,625
Commissions and other trading fees payable on open contracts	170,958	141,733
General Partner management fee payable	2,122,367	2,067,522
General Partner 1% allocation payable	-	1,017,537
Selling Agent fees payable – General Partner	1,562,172	1,535,969
Administrative expenses payable – General Partner	555,521	531,847
Cash manager fees payable	424,623	-
Redemptions payable	9,179,633	11,807,236
Subscriptions received in advance	40,468,143	23,610,336
Total liabilities	57,815,066	56,029,456
Partners’ Capital (Net Asset Value)
Class A Interests – 189,887.9458 and 172,138.6872 units outstanding
at June 30, 2011 and December 31, 2010, respectively	871,728,629	858,255,331
Class B Interests – 92,505.7639 and 81,701.8729 units outstanding
at June 30, 2011 and December 31, 2010, respectively	571,502,385	543,372,363
Total partners' capital (net asset value)	1,443,231,014	1,401,627,694
Total liabilities and partners' capital (net asset value)	$1,501,046,080	$1,457,657,150

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments
June 30, 2011
(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Treasury Securities
Face Value	Maturity Dates Name		Yield1
$3,000,000	7/7/11	U.S. Treasury Bill	0.01%	$2,999,996	0.21%
4,575,000	8/4/11	U.S. Treasury Bill	0.08%	4,574,937	0.32%
6,150,000	10/6/11	U.S. Treasury Bill	0.05% - 0.14%	6,149,426	0.43%
2,000,000	12/1/11	U.S. Treasury Bill	0.09%	1,999,367	0.14%
11,000,000	3/8/12	U.S. Treasury Bill	0.12% - 0.20%	10,992,741	0.76%
500,000	3/31/12	U.S. Treasury Note	4.50%	521,796	0.04%
9,500,000	6/15/12	U.S. Treasury Note	1.88%	9,656,650	0.67%
3,000,000	7/31/12	U.S. Treasury Note	4.63%	3,199,596	0.22%
7,500,000	9/30/12	U.S. Treasury Note	0.38%	7,515,683	0.52%
4,600,000	11/30/12	U.S. Treasury Note	0.50%	4,613,254	0.32%
Total U.S. Treasury securities (cost: $52,213,324)				52,223,446	3.63%

U.S. Government Sponsored Enterprise Notes
$1,250,000	3/22/13	Federal Farm Credit Bank	0.75%	1,252,586	0.09%
4,500,000	6/20/12	Federal Home Loan Bank	1.88%	4,570,370	0.32%
6,650,000	6/27/12	Federal Home Loan Bank	0.25%	6,645,253	0.46%
5,250,000	7/24/12	Federal Home Loan Bank	0.35%	5,244,293	0.36%
5,300,000	12/28/12	Federal Home Loan Bank	0.50%	5,294,289	0.37%
3,250,000	1/16/13	Federal Home Loan Bank	1.50%	3,325,135	0.23%
6,400,000	8/22/12	Federal Home Loan Bank	1.75%	6,542,466	0.45%
4,600,000	10/26/12	Federal Home Loan Mortgage Corporation	0.60%	4,606,200	0.32%
2,750,000	7/5/13	Federal Home Loan Mortgage Corporation	0.75%	2,747,338	0.19%
4,439,000	5/18/12	Federal National Mortgage Association	4.88%	4,630,593	0.32%
4,250,000	7/30/12	Federal National Mortgage Association	1.13%	4,306,202	0.30%
Total U.S. government sponsored enterprise notes (cost: $49,304,404)				49,164,725	3.41%

Foreign Government Sponsored Enterprise Notes
Face Value	Maturity Dates Name		Yield1
$2,800,000	1/23/12	African Development Bank	1.88%	2,846,126	0.20%
3,200,000	3/21/12	Banque Europeenne d'Investissements	4.63%	3,338,450	0.23%
1,000,000	6/11/12	Societe de Financement de l'Economie Fr.	2.25%	1,017,729	0.07%
Total foreign government sponsored enterprise notes (cost: $7,208,542)				7,202,305	0.50%

Commercial Paper
Face Value	Maturity Dates		Yield1
Foreign Government Sponsored Enterprise
$3,200,000	7/6/11	Corporacion Andina de Fomento	0.26%	3,199,922	0.22%
250,000	7/12/11	Corporacion Andina de Fomento	0.20%	249,985	0.02%
U.S. Banks
$3,200,000	9/1/11	Bank of America Corporation	0.19%	3,198,953	0.22%
1,200,000	7/8/11	Barclays US Funding LLC	0.23%	1,199,959	0.08%
3,200,000	7/6/11	Commonwealth Bank of Australia	0.22%	3,199,922	0.22%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
June 30, 2011
(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Commercial Paper (continued)
Face Value	Maturity Dates Name		Yield1
U.S. Banks continued
$3,200,000	7/14/11	Credit Suisse (USA), Inc.	0.20%	3,199,815	0.22%
200,000	7/26/11	Credit Suisse (USA), Inc.	0.16%	199,978	0.01%
3,200,000	9/12/11	Deutsche Bank Financial LLC	0.23%	3,199,369	0.22%
3,200,000	7/22/11	Intesa Funding LLC	0.25%	3,199,533	0.22%
200,000	8/15/11	Intesa Funding LLC	0.31%	199,922	0.01%
1,200,000	8/1/11	Societe Generale North America, Inc.	0.30%	1,199,819	0.08%
200,000	9/19/11	The Goldman Sachs Group, Inc.	0.20%	199,911	0.01%
3,200,000	7/11/11	UBS Finance (Delaware) LLC	0.11%	3,199,847	0.22%
22,158,000	8/19/11	UBS Finance (Delaware) LLC	0.33%	22,147,918	1.53%
Foreign Banks
$1,200,000	8/11/11	BPCE	0.25%	1,199,658	0.08%
3,200,000	8/5/11	Coop. Centrale Raiffeisen-Boerenleenbank B.A. ook te noemen Rabobank	0.25%	3,199,564	0.22%
3,200,000	7/18/11	DnB NOR ASA	0.23%	3,199,849	0.22%
1,400,000	9/1/11	Skandinaviska Enskilda Banken AB	0.22%	1,399,470	0.10%
3,200,000	7/15/11	The Bank of Nova Scotia	0.14%	3,199,785	0.22%
200,000	9/12/11	The Bank of Nova Scotia	0.15%	199,935	0.01%
3,200,000	8/19/11	Westpac Banking Corporation	0.22%	3,199,207	0.22%
U.S. Diversified Financial Services
$3,200,000	9/21/11	American Honda Finance Corporation	0.21%	3,198,834	0.22%
200,000	9/22/11	American Honda Finance Corporation	0.18%	199,917	0.01%
3,200,000	7/5/11	BNP Paribas Finance Inc.	0.27%	3,199,939	0.22%
200,000	7/18/11	BNP Paribas Finance Inc.	0.16%	199,985	0.01%
3,200,000	8/15/11	BlackRock, Inc.	0.22%	3,199,120	0.22%
1,200,000	8/2/11	Danske Corporation	0.21%	1,199,776	0.08%
3,500,000	8/9/11	General Electric Capital Corporation	0.07%	3,499,033	0.24%
202,000	8/2/11	ING (U.S.) Funding LLC	0.17%	201,973	0.01%
3,200,000	8/5/11	ING (U.S.) Funding LLC	0.27%	3,199,432	0.22%
200,000	7/18/11	National Rural Utilities Cooperative	0.11%	199,990	0.01%
200,000	7/12/11	Nordea Investment Mgmt North America	0.11%	199,993	0.01%
3,200,000	8/2/11	Nordea Investment Mgmt North America	0.20%	3,199,488	0.22%
3,200,000	7/8/11	PACCAR Financial Corp.	0.21%	3,199,890	0.22%
200,000	7/28/11	PACCAR Financial Corp.	0.10%	199,985	0.01%
3,400,000	8/30/11	Toyota Motor Credit Corporation	0.15%	3,399,150	0.24%
Foreign Diversified Financial Services
$3,000,000	7/26/11	John Deere Credit Limited	0.11%	2,999,792	0.21%
4,500,000	11/8/11	Macquarie Bank Limited	0.42%	4,495,125	0.31%
U.S. Insurance
$3,200,000	7/6/11	Metlife Funding, Inc.	0.11%	3,199,956	0.22%
200,000	7/20/11	Metlife Funding, Inc.	0.10%	199,984	0.01%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
June 30, 2011
(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Commercial Paper (continued)
Face Value	Maturity Dates Name		Yield1
U.S. Industrial
$200,000	7/6/11	BMW US Capital LLC	0.29%	199,992	0.01%
2,400,000	8/12/11	BMW US Capital LLC	0.31%	2,399,132	0.17%
3,100,000	7/22/11	Emerson Electric Co.	0.10%	3,099,819	0.21%
300,000	7/8/11	Illinois Tool Works Inc.	0.10%	299,994	0.02%
2,998,000	7/6/11	Kellogg Company	0.20%	2,997,917	0.21%
3,000,000	8/3/11	Roche Holdings, Inc.	0.09%	2,999,753	0.21%
1,200,000	7/11/11	Stanley Black & Decker, Inc.	0.28%	1,199,907	0.08%
200,000	7/5/11	Target Corporation	0.08%	199,998	0.01%
3,200,000	7/19/11	The Coca-Cola Company	0.19%	3,199,722	0.22%
3,500,000	9/8/11	The Salvation Army	0.17%	3,498,860	0.24%
250,000	8/12/11	The Walt Disney Company	0.11%	249,965	0.02%
Foreign Industrial
$250,000	8/15/11	BASF SE	0.11%	249,966	0.02%
3,000,000	9/7/11	Reckitt Benckiser Treasury Services PLC	0.23%	2,998,568	0.21%
3,750,000	9/13/11	Telstra Corporation Limited	0.18%	3,748,613	0.26%
3,300,000	7/8/11	The Concentrate Manuf. Co. of Ireland	0.11%	3,299,929	0.23%
U.S. Electric Utilities
$300,000	7/19/11	NextEra Energy Capital Holdings, Inc.	0.31%	299,953	0.02%
3,520,000	7/19/11	Oglethorpe Power Corporation	0.17%	3,519,701	0.24%
3,450,000	7/28/11	Southern Co. Funding Corp.	0.18%	3,449,534	0.24%
Foreign Electric Utilities
$300,000	7/7/11	GDF Suez	0.16%	299,992	0.02%
3,200,000	8/8/11	GDF Suez	0.18%	3,199,426	0.22%
3,200,000	7/1/11	Pacific Gas and Electric Company	0.32%	3,200,000	0.22%
U.S. Oil and Gas
$400,000	7/1/11	Apache Corporation	0.27%	400,000	0.03%
300,000	7/7/11	Sempra Energy Global Enterprises	0.30%	299,985	0.02%
3,200,000	7/27/11	Sempra Energy Global Enterprises	0.30%	3,199,307	0.22%
Foreign Oil and Gas
$3,200,000	9/8/11	BP Capital Markets P.L.C.	0.21%	3,198,773	0.22%
30,300,000	7/6/11	Shell International Finance B.V.	0.26%	30,299,155	2.10%
20,000,000	7/11/11	Shell International Finance B.V.	0.26%	19,998,510	1.39%
Total commercial paper (cost: $204,701,962)				204,790,154	14.10%

Corporate Notes
Face Value	Maturity Dates Name		Yield1
U.S. Banks
$7,152,000	7/27/12	BB&T Corporation	3.85%	7,505,096	0.52%
1,300,000	8/15/11	Bank of America Corporation	0.36%	1,300,665	0.09%
15,000,000	1/30/14	Bank of America Corporation	1.69%	15,080,461	1.04%
10,000,000	4/1/14	Citigroup Inc.	1.23%	9,889,698	0.69%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
June 30, 2011
(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Corporate Notes (continued)
Face Value	Maturity Dates Name		Yield1
U.S. Banks continued
$5,100,000	7/2/12	Credit Suisse AG	3.45%	5,316,396	0.37%
10,000,000	1/14/14	Credit Suisse AG	1.24%	10,066,906	0.70%
10,000,000	5/2/14	JPMorgan Chase & Co.	1.00%	10,006,866	0.69%
4,500,000	4/29/13	Morgan Stanley	1.25%	4,501,858	0.31%
10,000,000	1/9/14	Morgan Stanley	0.59%	9,762,722	0.68%
2,924,000	1/15/12	The Goldman Sachs Group, Inc.	6.60%	3,103,303	0.22%
13,855,000	2/7/14	The Goldman Sachs Group, Inc.	1.27%	13,766,535	0.95%
1,500,000	10/26/12	U.S. Bank National Association	0.49%	1,503,976	0.10%
2,400,000	10/19/11	U.S. Central Federal Credit Union	0.27%	2,402,129	0.17%
1,230,000	3/1/12	Wachovia Corporation	0.40%	1,231,938	0.09%
4,750,000	10/23/12	Wells Fargo & Company	5.25%	5,058,786	0.35%
5,800,000	1/31/13	Wells Fargo & Company	4.38%	6,193,844	0.43%
Foreign Banks
$10,000,000	1/10/14	BNP Paribas	1.19%	9,952,951	0.69%
3,000,000	6/29/12	Commonwealth Bank of Australia	0.45%	2,999,294	0.21%
5,000,000	2/4/13	Coop. Centrale Raiffeisen-Boerenleenbank B.A. ook te noemen Rabobank	0.42%	5,003,427	0.35%
1,150,000	8/3/12	HSBC Bank PLC	0.72%	1,153,997	0.08%
4,300,000	1/18/13	HSBC Bank PLC	0.68%	4,308,681	0.30%
1,900,000	5/15/13	HSBC Bank PLC	0.69%	1,900,462	0.13%
4,900,000	1/13/12	ING Bank N.V.	0.91%	4,917,853	0.34%
1,000,000	6/9/14	ING Bank N.V.	1.65%	1,004,160	0.07%
5,000,000	6/17/13	KfW Bankengruppe	0.20%	4,998,350	0.35%
4,930,000	6/15/12	National Australia Bank Limited	0.45%	4,929,201	0.34%
5,000,000	4/11/14	National Australia Bank Limited	1.01%	5,006,136	0.35%
6,850,000	12/12/12	Royal Bank of Canada	0.40%	6,858,942	0.48%
250,000	3/30/12	The Royal Bank of Scotland Public Limited	1.50%	252,558	0.02%
4,600,000	5/11/12	The Royal Bank of Scotland Public Limited	2.63%	4,703,152	0.33%
1,100,000	12/14/12	Westpac Banking Corporation	1.90%	1,122,272	0.08%
10,000,000	3/31/14	Westpac Banking Corporation	0.98%	10,010,694	0.69%
U.S. Diversified Financial Services
$4,300,000	6/29/12	American Honda Finance Corporation	0.35%	4,300,091	0.30%
5,150,000	5/24/13	BlackRock, Inc.	0.56%	5,152,382	0.36%
250,000	3/15/12	Caterpillar Financial Services Corporation	4.70%	260,922	0.02%
2,510,000	4/5/13	Caterpillar Financial Services Corporation	2.00%	2,576,583	0.18%
1,600,000	4/1/14	Caterpillar Financial Services Corporation	0.59%	1,608,411	0.11%
2,498,000	8/15/11	General Electric Capital Corporation	0.33%	2,499,588	0.17%
300,000	8/13/12	General Electric Capital Corporation	3.50%	313,083	0.02%
3,800,000	1/8/13	General Electric Capital Corporation	2.80%	3,947,571	0.27%
5,509,000	3/15/12	John Deere Capital Corporation	7.00%	5,878,391	0.41%
4,500,000	10/1/12	John Deere Capital Corporation	5.25%	4,815,481	0.33%
157,000	1/15/13	John Deere Capital Corporation	5.10%	170,936	0.01%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
June 30, 2011
(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Corporate Notes (continued)
Face Value	Maturity Dates Name		Yield1
U.S. Diversified Financial Services continued
$2,870,000	6/15/12	General Electric Capital Corporation	6.00%	3,025,284	0.21%
1,000,000	4/7/14	General Electric Capital Corporation	0.92%	1,000,821	0.07%
10,000,000	1/15/14	HSBC Finance Corporation	0.53%	9,847,816	0.68%
4,610,000	7/16/12	Massmutual Global Funding II	3.63%	4,814,948	0.33%
1,750,000	11/1/11	Merrill Lynch & Co., Inc.	0.47%	1,751,849	0.12%
250,000	12/17/12	PACCAR Financial Corp.	1.95%	254,692	0.02%
1,252,000	4/5/13	PACCAR Financial Corp.	0.64%	1,259,547	0.09%
3,525,000	2/15/12	Principal Life Global Funding I	6.25%	3,729,983	0.26%
5,000,000	4/14/14	SSIF Nevada, Limited Partnership	0.98%	5,010,670	0.35%
U.S. Insurance
$1,280,000	4/15/12	Berkshire Hathaway Inc.	4.00%	1,326,570	0.09%
4,000,000	2/11/13	Berkshire Hathaway Inc.	0.70%	4,025,635	0.28%
1,980,000	1/10/14	Berkshire Hathaway Inc.	0.62%	1,984,789	0.14%
400,000	5/30/12	Jackson National Life Global Funding	6.13%	421,433	0.03%
350,000	5/8/13	Jackson National Life Global Funding	5.38%	377,734	0.03%
10,000,000	4/4/14	MetLife Institutional Funding II	1.20%	10,050,338	0.70%
3,300,000	11/9/11	Metropolitan Life Global Funding I	5.13%	3,378,333	0.23%
5,860,000	9/17/12	Metropolitan Life Global Funding I	2.88%	6,037,343	0.42%
7,050,000	8/22/12	New York Life Global Funding	0.31%	7,053,641	0.49%
1,785,000	12/14/12	New York Life Global Funding	2.25%	1,823,662	0.13%
1,250,000	5/9/13	New York Life Global Funding	4.65%	1,345,643	0.09%
4,500,000	6/25/12	Pricoa Global Funding I	4.63%	4,638,371	0.32%
2,450,000	6/26/12	Pricoa Global Funding I	0.38%	2,437,952	0.17%
650,000	10/18/12	Pricoa Global Funding I	5.40%	690,578	0.05%
U.S. Beverages
$5,000,000	3/26/13	Anheuser-Busch InBev Worldwide Inc.	0.98%	5,046,673	0.35%
2,350,000	1/27/14	Anheuser-Busch InBev Worldwide Inc.	0.82%	2,362,077	0.16%
1,275,000	3/1/12	Coca-Cola Refreshments USA, Inc.	3.75%	1,318,843	0.09%
6,101,000	8/15/13	Coca-Cola Refreshments USA, Inc.	5.00%	6,737,762	0.47%
U.S. Computers
$9,000,000	4/1/14	Dell Inc.	0.91%	9,080,705	0.63%
3,413,000	3/1/12	Hewlett-Packard Company	5.25%	3,583,774	0.25%
2,800,000	5/24/13	Hewlett-Packard Company	0.53%	2,807,647	0.19%
4,500,000	5/30/14	Hewlett-Packard Company	0.65%	4,523,607	0.31%
500,000	6/15/12	IBM	0.28%	500,270	0.03%
U.S. Manufacturing
$3,420,000	5/21/13	Caterpillar Inc.	0.42%	3,425,305	0.24%
6,885,000	6/21/13	Danaher Corporation	0.50%	6,895,255	0.48%
8,000,000	6/16/14	Eaton Corporation	0.58%	8,011,119	0.56%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
June 30, 2011
(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Corporate Notes (continued)
Face Value	Maturity Dates Name		Yield1
U.S. Industrial
$4,600,000	8/13/12	Archer-Daniels-Midland Company	0.42%	4,611,063	0.32%
4,511,000	9/8/11	Daimler North America Corporation	5.75%	4,633,140	0.32%
2,937,000	4/1/12	McDonnell Douglas Corporation	9.75%	3,201,284	0.22%
4,500,000	2/10/14	Novartis Capital Corporation	4.13%	4,922,457	0.34%
7,743,000	3/1/14	Roche Holdings, Inc.	5.00%	8,605,964	0.60%
4,025,000	5/15/13	Texas Instruments Incorporated	0.44%	4,038,111	0.28%
4,500,000	11/20/12	The Boeing Company	1.88%	4,580,486	0.32%
1,750,000	2/15/13	The Boeing Company	5.13%	1,902,763	0.13%
5,000,000	4/15/14	Wal-Mart Stores, Inc.	1.63%	5,082,506	0.35%
Foreign Pharmaceutical
$6,050,000	3/28/13	Sanofi	0.45%	6,062,549	0.42%
4,280,000	3/28/14	Sanofi	0.56%	4,301,374	0.30%
10,000,000	3/21/14	Teva Pharmaceutical Finance III BV	0.75%	10,041,222	0.70%
U.S. Telecommunications
$2,250,000	3/14/14	Cisco Systems, Inc.	0.50%	2,256,872	0.16%
9,780,000	5/1/12	New Cingular Wireless Services, Inc.	8.13%	10,501,720	0.73%
5,700,000	3/28/14	Verizon Communications, Inc.	0.86%	5,753,678	0.40%
3,950,000	6/15/12	Verizon Global Funding Corp.	6.88%	4,190,774	0.29%
Foreign Telecommunications
$2,750,000	2/27/12	Vodafone Group Public Limited Company	0.53%	2,754,159	0.19%
U.S. Utilities, Oil and Gas
$4,500,000	10/15/12	ConocoPhillips	4.75%	4,781,360	0.33%
800,000	11/1/11	Consolidated Natural Gas Company	6.25%	822,822	0.06%
4,621,000	1/15/12	Duke Energy Carolinas, LLC	6.25%	4,893,436	0.34%
4,500,000	12/13/13	Occidental Petroleum Corporation	1.45%	4,552,553	0.32%
Foreign Oil and Gas
$8,915,000	3/10/12	BP Capital Markets P.L.C.	3.13%	9,155,232	0.63%
5,250,000	11/7/13	BP Capital Markets P.L.C.	5.25%	5,729,541	0.40%
3,155,000	3/25/13	Shell International Finance B.V.	1.88%	3,238,774	0.22%
5,000,000	5/13/13	Total Capital Canada Ltd.	0.35%	5,004,810	0.35%
Total corporate notes (cost: $464,550,068)				463,536,067	32.17%

Total investments in securities (cost: $777,978,300)				$776,916,697	53.81%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
June 30, 2011
(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Certificates of Deposit
Face Value	Maturity Dates Name		Yield1
Foreign Government Sponsored Enterprise
$6,600,000	5/25/12	Caisse Amortissement de la Dette Socia	0.27%	$6,602,295	0.46%

U.S. Bank
$6,250,000	3/1/13	PNC Bank	0.35%	6,232,132	0.43%

Foreign Banks
$2,000,000	9/23/11	Bank of Montreal	0.17%	2,000,066	0.14%
2,500,000	2/21/12	BNP Paribas	0.58%	2,501,772	0.17%
4,450,000	3/9/12	BNP Paribas	0.56%	4,451,454	0.31%
4,500,000	4/10/12	BNP Paribas	0.77%	4,511,958	0.31%
2,000,000	12/2/11	Canadian Imperial Bank of Commerce	0.52%	2,007,969	0.14%
250,000	4/26/12	Canadian Imperial Bank of Commerce	0.27%	249,967	0.02%
4,750,000	11/5/12	Canadian Imperial Bank of Commerce	0.47%	4,753,552	0.33%
5,350,000	7/21/11	Commerzbank Aktiengesellschaft	0.27%	5,352,849	0.37%
4,500,000	7/15/11	Credit Agricole Corporate and Invest. Bank	0.27%	4,502,847	0.31%
4,250,000	8/1/11	Credit Agricole Corporate and Invest. Bank	0.23%	4,251,811	0.29%
6,900,000	10/20/11	Credit Industriel et Commercial	0.44%	6,906,072	0.48%
4,550,000	12/1/11	Credit Suisse Group AG	0.55%	4,556,018	0.32%
5,950,000	4/4/12	Deutsche Bank Aktiengesellschaft	0.45%	5,954,314	0.41%
5,000,000	9/26/11	Lloyds TSB Bank PLC	0.27%	5,001,388	0.35%
1,000,000	10/7/11	National Bank of Canada	0.36%	1,000,548	0.07%
3,200,000	11/3/11	National Bank of Canada	0.37%	3,201,560	0.22%
1,000,000	5/8/12	Nordea Bank Finland Abp	0.40%	1,000,578	0.07%
7,600,000	11/13/12	Nordea Bank Finland Abp	0.46%	7,604,782	0.53%
4,500,000	8/12/11	Societe Generale	0.32%	4,503,742	0.31%
6,900,000	10/21/11	Svenska Handelsbanken AB (publ)	0.29%	6,903,946	0.48%
4,500,000	1/17/12	The Bank of Nova Scotia	0.32%	4,502,880	0.31%
4,600,000	6/11/12	The Bank of Nova Scotia	0.45%	4,608,825	0.32%
2,600,000	10/18/12	The Bank of Nova Scotia	0.58%	2,604,975	0.18%
6,900,000	5/3/12	Westpac Banking Corporation	0.40%	6,904,370	0.48%
2,650,000	6/21/12	Westpac Banking Corporation	0.41%	2,650,242	0.18%

Yankee Dollar, Foreign Banks and Diversified Financial Services
$10,000,000	3/17/14	Commonwealth Bank of Australia	0.98%	10,039,703	0.70%
5,000,000	4/14/14	Danske Bank A/S	1.33%	5,014,993	0.35%
9,000,000	3/15/13	ING Bank N.V.	1.30%	9,021,734	0.63%
9,000,000	4/11/14	Societe Generale	1.33%	8,939,567	0.62%
10,370,000	4/1/14	Volkswagen International Finance N.V.	0.92%	10,429,614	0.72%

Total certificates of deposit (cost: $158,780,023)				$158,768,523	11.01%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
June 30, 2011
(Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Long U.S. Futures Contracts
Agricultural	$(1,453,243)	(0.10)%
Currency	797,250	0.06%
Energy	141,676	0.01%
Interest rate	(774,995)	(0.05)%
Metal	(4,799,262)	(0.33)%
Stock index	3,648,178	0.25%
Net unrealized loss on open long U.S. futures contracts	(2,440,396)	(0.16)%

Short U.S. Futures Contracts
Agricultural	4,059,368	0.28%
Currency	(203,576)	(0.01)%
Energy	(1,267,810)	(0.09)%
Interest rate	373,873	0.03%
Metal	(5,857,232)	(0.41)%
Stock index	(180,599)	(0.01)%
Net unrealized loss on open short U.S. futures contracts	(3,075,976)	(0.21)%

Total U.S. Futures Contracts - Net unrealized loss on open U.S. futures contracts	(5,516,372)	(0.37)%

Long Foreign Futures Contracts
Agricultural	(200,375)	(0.01)%
Currency	874,113	0.06%
Energy	(50,558)	(0.00)%
Interest rate	1,441,310	0.10%
Metal	(216,483)	(0.01)%
Stock index	2,783,338	0.19%
Net unrealized gain on open long foreign futures contracts	4,631,345	0.33%

Short Foreign Futures Contracts
Agricultural	(145,092)	(0.01)%
Currency	1,654,009	0.11%
Energy	(14,552)	(0.00)%
Interest rate	593,374	0.04%
Metal	41,646	0.00%
Stock index	(3,424,803)	(0.24)%
Net unrealized loss on open short foreign futures contracts	(1,295,418)	(0.10)%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	3,335,927	0.23%

Net unrealized loss on open futures contracts	$(2,180,445)	(0.14)%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
June 30, 2011
(Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Forward Currency Contracts
Long	$342,469	0.02%
Short	(1,765,149)	(0.12)%
Net unrealized loss on open U.S. forward currency contracts	(1,422,680)	(0.10)%

Foreign Forward Currency Contracts
Long	384,137	0.03%
Short	(167,913)	(0.01)%
Net unrealized gain on open foreign forward currency contracts	216,224	0.02%

Net unrealized loss on open forward currency contracts	$(1,206,456)	(0.08)%

1 Represents the annualized yield at date of purchase for discount securities, the stated coupon rate for coupon-bearing securities, or the stated interest rate for certificates of deposit.

No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments
December 31, 2010
(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Treasury Securities
Face Value	Maturity Date Name		Yield1
$80,000,000	1/13/11	U.S. Treasury Bill	0.25%	$79,993,333	5.71%
Total U.S. Treasury securities (cost: $79,805,000)				79,993,333	5.71%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date Name		Yield1
$75,132,000	3/23/11	Federal Home Loan Mortgage Corporation	0.27%	75,086,357	5.36%
Total U.S. government sponsored enterprise notes (cost: $75,000,707)				75,086,357	5.36%

Commercial Paper
Face Value	Maturity Date Name		Yield1
U.S. Banks
$60,000,000	7/8/11	Barclays US Funding LLC	0.57%	59,864,150	4.27%
22,158,000	8/19/11	UBS Finance (Delaware) LLC	0.49%	22,088,633	1.58%
Foreign Banks
$55,000,000	1/28/11	Commonwealth Bank of Australia	0.36%	54,985,150	3.92%
35,000,000	1/31/11	HSBC Finance Corp.	0.60%	34,982,500	2.50%
67,521,000	4/13/11	HSBC Finance Corp.	0.63%	67,400,475	4.81%
U.S. Diversified Financial Services
$74,107,000	5/27/11	ING (U.S.) Funding LLC	0.57%	73,935,689	5.27%
32,000,000	5/16/11	Toyota Motor Credit Corporation	0.39%	31,953,200	2.28%
Foreign Industrial
$75,000,000	2/7/11	Reckitt Benckiser Treasury Services PLC	0.32%	74,975,334	5.35%
Foreign Oil and Gas
$102,508,000	4/1/11-7/11/11	Shell International Finance B.V.	0.53%-0.69%	102,278,232	7.30%
Total commercial paper (cost: $521,448,130)				522,463,363	37.28%

Total investments in securities (cost: $676,253,837)				$677,543,053	48.35%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2010
(Audited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Long U.S. Futures Contracts
Agricultural	$13,165,181	0.94%
Currency	7,670,918	0.55%
Energy	11,760,545	0.84%
Interest rate	1,052,750	0.08%
Metal(1)	27,501,487	1.96%
Single stock futures	7,816	0.00%
Stock index	1,703,171	0.12%
Net unrealized gain on open long U.S. futures contracts	62,861,868	4.49%

Short U.S. Futures Contracts
Agricultural	(1,237,450)	(0.09)%
Currency	(1,511,655)	(0.11)%
Energy	(5,384,762)	(0.38)%
Interest rate	(841,009)	(0.06)%
Metal(1)	(17,274,015)	(1.23)%
Stock index	121,975	0.01%
Net unrealized loss on open short U.S. futures contracts	(26,126,916)	(1.86)%

Total U.S. futures contracts - net unrealized gain on open U.S. futures contracts	36,734,952	2.63%

Long Foreign Futures Contracts
Agricultural	1,367,853	0.10%
Currency	948,518	0.07%
Energy	1,142,528	0.08%
Interest rate	1,539,476	0.11%
Metal	353,032	0.03%
Stock index	(541,376)	(0.04)%
Net unrealized gain on open long foreign futures contracts	4,810,031	0.35%

Short Foreign Futures Contracts
Agricultural	(228,077)	(0.02)%
Currency	12,849,530	0.92%
Interest rate	(1,594,631)	(0.11)%
Stock index	244,283	0.02%
Net unrealized gain on open short foreign futures contracts	11,271,105	0.81%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	16,081,136	1.16%

Net unrealized gain on open futures contracts	$52,816,088	3.79%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2010
(Audited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Forward Currency Contracts
Long	$2,498,957	0.18%
Short	229,704	0.02%
Net unrealized gain on open U.S. forward currency contracts	2,728,661	0.20%

Foreign Forward Currency Contracts
Long	537,826	0.04%
Short	5,292,847	0.38%
Net unrealized gain on open foreign forward currency contracts	5,830,673	0.42%

Net unrealized gain on open forward currency contracts	$8,559,334	0.62%

(1)No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Trading Loss
Net realized loss	$(29,141,661)	$(3,456,182)	$(13,137,442)	$(2,236,658)
Net change in unrealized loss	(42,205,705)	(46,740,230)	(64,762,323)	(2,011,171)
Brokerage commissions and trading expenses	(1,175,318)	(900,360)	(2,361,653)	(1,751,306)
Net loss from trading	(72,522,684)	(51,096,772)	(80,261,418)	(5,999,135)

Income
Interest income	958,590	665,493	2,036,771	1,018,089
Expenses
Trading Advisor management fees	5,748,373	4,309,347	11,013,260	8,372,645
Trading Advisor incentive fees	-	-	3,498,236	5,057,839
General Partner management fee	6,527,229	5,697,706	12,818,243	11,068,322
General Partner 1% allocation	(907,839)	(662,879)	(1,187,977)	(408,937)
Selling Agent fees – General Partner	4,810,587	3,931,596	9,480,573	7,687,282
Administrative expenses – General Partner	1,709,008	2,477,224	3,338,145	4,944,591
Cash manager fees	424,623	-	424,623	-
Total expenses	18,311,981	15,752,994	39,385,103	36,721,742
Administrative expenses waived	-	(559,264)	-	(1,218,002)
Net total expenses	18,311,981	15,193,730	39,385,103	35,503,740
Net investment loss	(17,353,391)	(14,528,237)	(37,348,332)	(34,485,651)
Net Loss	$(89,876,075)	$(65,625,009)	$(117,609,750)	$(40,484,786)

	Three Months Ended June 30,
	2011		2010
	Class A	Class B	Class A	Class B
Decrease in net asset value per Unit	$(292.21)	$(364.41)	$(264.90)	$(322.43)

Net loss per Unit	$(302.51)	$(381.10)	$(269.37)	$(332.42)
(based on weighted average number of units outstanding during the period)

Weighted average number of Units outstanding	184,300.1060	89,540.4724	159,053.7958	68,531.0660

	Six Months Ended June 30,
	2011		2010
	Class A	Class B	Class A	Class B
Decrease in net asset value per Unit	$(395.09)	$(472.65)	$(177.78)	$(180.39)

Net loss per Unit	$(412.15)	$(501.32)	$(180.05)	$(189.75)
(based on weighted average number of units outstanding during the period)

Weighted average number of Units outstanding	179,913.2708	86,686.6343	155,541.9382	65,766.3357

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities
Net loss	$(117,609,750)	$(40,484,786)
Adjustments to reconcile net loss to net cash used in operating activities
Net change in unrealized loss from futures and forwards trading	64,762,323	2,011,171
Purchases of securities and certificates of deposit	(1,265,902,626)	(616,397,345)
Proceeds from disposition of securities and certificates of deposit	1,007,829,370	157,632,567
Net realized and change in unrealized gain on securities and certificates of deposit	(68,911)	(522,822)
Changes in
Interest receivable	55,719	(12,340)
Trading Advisor management fees payable	1,064,998	(477,171)
Trading Advisor incentive fees payable	(13,050,625)	(1,444,958)
Commissions and other trading fees payable on open contracts	29,225	142,755
General Partner management fee payable	54,845	153,920
General Partner 1% allocation receivable/payable	(2,205,514)	230,919
Selling Agent fees payable – General Partner	26,203	77,159
Administrative expenses payable – General Partner	23,674	133,587
Cash manager fees payable	424,623	-
Net cash used in operating activities	(324,566,446)	(498,957,344)

Cash flows from financing activities
Subscriptions	184,968,783	143,116,201
Subscriptions received in advance	40,468,143	37,963,551
Redemptions	(51,993,652)	(45,686,675)
Net cash provided by financing activities	173,443,274	135,393,077

Net decrease in cash and cash equivalents	(151,123,172)	(363,564,267)
Cash and cash equivalents, beginning of period	718,671,095	989,520,835
Cash and cash equivalents, end of period	$567,547,923	$625,956,568

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$449,663,925	$299,244,208
Cash and cash equivalents	117,883,998	326,712,360
Total end of period cash and cash equivalents	$567,547,923	$625,956,568

Supplemental disclosure of cash flow information
Prior period redemptions paid	$11,807,236	$5,857,719
Prior period subscriptions received in advance	$23,610,336	$37,057,961

Supplemental schedule of non-cash financing activities
Redemptions payable	$9,179,633	$5,373,883

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)
For the Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Class A Interests		Class B Interests
	Units	Amount	Units	Amount	Total
Six Months Ended June 30, 2011
Balance at December 31, 2010	172,138.6872	$858,255,331	81,701.8729	$543,372,363	$1,401,627,694
Net loss		(74,153,273)		(43,456,477)	(117,609,750)
Subscriptions	24,468.4095	120,277,514	13,372.2845	88,301,605	208,579,119
Redemptions	(5,842.1182)	(28,390,559)	(3,222.7581)	(20,975,490)	(49,366,049)
Transfers	(877.0327)	(4,260,384)	654.3646	4,260,384	-
Balance at June 30, 2011	189,887.9458	$871,728,629	92,505.7639	$571,502,385	$1,443,231,014

Six Months Ended June 30, 2010
Balance at December 31, 2009	147,452.0886	$688,434,529	60,362.5545	$369,300,376	$1,057,734,905
Net loss		(28,005,482)		(12,479,304)	(40,484,786)
Subscriptions	20,887.8927	96,305,048	13,811.7408	83,869,114	180,174,162
Redemptions	(5,545.4301)	(25,535,908)	(3,255.8522)	(19,666,931)	(45,202,839)
Transfers	(399.4401)	(1,866,928)	303.3117	1,866,928	-
Balance at June 30, 2010	162,395.1111	$729,331,259	71,221.7548	$422,890,183	$1,152,221,442

Net Asset Value per Unit
	Class A	Class B

June 30, 2011	$4,590.75	$6,178.02
December 31, 2010	4,985.84	6,650.67
June 30, 2010	4,491.09	5,937.65
December 31, 2009	4,668.87	6,118.04

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

Revenue Recognition
Futures, options on futures, forward currency contracts and swap contracts are recorded on a trade date basis, and gains or losses are realized when contracts are liquidated. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the consolidated statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses.  Any change in net unrealized gain or loss from the preceding period is reported in the consolidated statements of operations.  Interest income earned on investments in securities, certificates of deposit and other cash and cash equivalent balances is recorded on an accrual basis.

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

Level 2 –
Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach.  Financial instruments utilizing Level 2 inputs include forward currency contracts, commercial paper, certificates of deposit, corporate notes and U.S. and foreign government sponsored enterprise notes.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy.  For the periods ended June 30, 2011 and December 31, 2010, there were no such transfers between levels.

A description of the valuation techniques applied to the Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows.

U.S. Treasury securities are recorded at fair value based on bid and ask quotes for identical instruments.  Commercial paper, certificates of deposit, corporate notes and U.S. and foreign government sponsored enterprise notes are recorded at fair value based on bid and ask quotes for similar, but not identical, instruments. Accordingly, U.S. Treasury securities are classified within Level 1, and commercial paper, certificate of deposits, corporate notes and U.S. and foreign government sponsored enterprise notes are classified within Level 2.

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

Income Taxes
The Fund prepares calendar year U.S. and applicable state and local tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through June 30, 2011.  With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2007.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At June 30, 2011
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized loss on open futures contracts*	$(2,180,445)	$--	$(2,180,445)
Net unrealized loss on open forward currency contracts*	--	(1,206,456)	(1,206,456)
Cash and cash equivalents: money market fund	58,314,620	--	58,314,620
Investments in securities:
U.S. Treasury securities*	52,223,446	--	52,223,446
U.S. government sponsored enterprise notes*	--	49,164,725	49,164,725
Foreign government sponsored enterprise notes*	--	7,202,305	7,202,305
Commercial paper*	--	204,790,154	204,790,154
Corporate notes*	--	463,536,067	463,536,067
Certificates of deposit*	--	158,768,523	158,768,523
Total	$108,357,621	$882,255,318	$990,612,939

*See the consolidated condensed schedule of investments for further description.

At December 31, 2010
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$52,816,088	$--	$52,816,088
Net unrealized gain on open forward currency contracts*	--	8,559,334	8,559,334
Cash and cash equivalents: money market fund	24,004,531	--	24,004,531
Investments in securities:
U.S. Treasury securities*	79,993,333	--	79,993,333
U.S. government sponsored enterprise notes*	--	75,086,357	75,086,357
Commercial paper*	--	522,463,363	522,463,363
Total	$156,813,952	$606,109,054	$762,923,006

*See the consolidated condensed schedule of investments for further description.

There were no Level 3 holdings at June 30, 2011 or December 31, 2010, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments.  At June 30, 2011 and December 31, 2010, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

June 30, 2011	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain (loss)on open futures contracts
Agricultural	$6,672,727	$(4,412,069)	$2,260,658
Currency	5,009,809	(1,888,013)	3,121,796
Energy	2,603,380	(3,794,624)	(1,191,244)
Interest rate	11,950,743	(10,317,181)	1,633,562
Metal	10,710,632	(21,541,963)	(10,831,331)
Stock index	6,714,663	(3,888,549)	2,826,114
Net unrealized gain (loss) on open futures contracts	$43,661,954	$(45,842,399)	$(2,180,445)

Net unrealized gain (loss)on open forward currency contracts	$4,990,888	$(6,197,344)	$(1,206,456)

At June 30, 2011, there were 79,975 open futures contracts and 3,069 open forward currency contracts.

For the three and six months ended June 30, 2011, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
Types of Exposure	Net realized loss	Net change in unrealized loss	Net realized loss	Net change in unrealized loss
Futures contracts
Agricultural	$(20,509,340)	$909,143	$(12,621,120)	$(10,806,849)
Currency	11,087,326	(6,695,605)	(2,298,576)	(16,835,515)
Energy	(30,609,226)	(12,317,247)	2,258,329	(8,709,555)
Interest rate	37,973,686	824,315	21,937,674	1,476,976
Metal	(3,752,249)	(10,820,028)	5,630,962	(21,411,835)
Single stock futures	116,642	1,017	112,640	(7,816)
Stock index	(32,765,464)	(10,725,400)	(43,571,244)	1,298,061
Total futures contracts	(38,458,625)	(38,823,805)	(28,551,335)	(54,996,533)

Forward currency contracts	9,296,145	(3,381,900)	15,695,987	(9,765,790)

Total futures and forward currency contracts	$(29,162,480)	$(42,205,705)	$(12,855,348)	$(64,762,323)

For the three and six months ended June 30, 2011, the number of futures contracts closed was 295,974 and 588,032, respectively, and the number of forward currency contracts closed was 11,870 and 22,781, respectively.

December 31, 2010	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain(loss) on open futures contracts
Agricultural	$14,891,065	$(1,823,558)	$13,067,507
Currency	22,299,654	(2,342,343)	19,957,311
Energy	13,712,837	(6,194,526)	7,518,311
Interest rate	4,677,106	(4,520,520)	156,586
Metal	28,204,597	(17,624,093)	10,580,504
Single stock futures	7,816	--	7,816
Stock index	5,266,979	(3,738,926)	1,528,053
Net unrealized gain (loss) on open futures contracts	$89,060,054	$(36,243,966)	$52,816,088

Net unrealized gain (loss) on open forward currency contracts	$13,258,364	$(4,699,030)	$8,559,334

At December 31, 2010, there were 61,017 open futures contracts and 2,529 open forward currency contracts.

For the three and six months ended June 30, 2010, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
Types of Exposure	Net realized loss	Net change in unrealized loss	Net realized loss	Net change in unrealized loss
Futures contracts
Agricultural	$(2,235,394)	$(5,742,096)	$(6,424,063)	$(4,055,920)
Currency	7,243,837	(11,401,357)	15,867,253	(7,981,208)
Energy	(27,261,693)	(20,747,460)	(43,682,580)	(5,714,549)
Interest rate	65,567,728	16,938,906	78,178,802	39,322,274
Metal	(1,371,893)	(4,669,655)	(6,090,176)	(4,325,782)
Single stock futures	(150,672)	64,690	(14,971)	51,332
Stock index	(43,716,314)	(18,100,470)	(40,408,059)	(17,830,059)
Total futures contracts	(1,924,401)	(43,657,442)	(2,573,794)	(533,912)

Forward currency contracts	(842,030)	(3,082,788)	719,183	(1,477,259)

Total futures and forward currency contracts	$(2,766,431)	$(46,740,230)	$(1,854,611)	$(2,011,171)

For the three and six months ended June 30, 2010, the number of futures contracts closed was 183,705 and 365,522, respectively, and the number of forward currency contracts closed was 9,727 and 19,646, respectively.

4.	General Partner

At June 30, 2011 and December 31, 2010, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund; however, the beneficiary of the sole shareholder of the General Partner had the following investment:

Class B Units	June 30, 2011	December 31, 2010
Units Owned	39.6245	39.6245
Value of Units	$244,801	$263,529

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

▪
Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.20%of the month-end net asset value of the Class B Units and such amounts are included in Selling Agent fees – General Partner in the consolidated statements of operations.  The General Partner, in turn, pays the fee to the respective selling agents.  If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fee are retained by the General Partner.

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

The Fund has advisory agreements with various commodity trading advisors, pursuant to which the Fund incurs monthly trading advisor management fees that range from 0% to1/12th of 2% of allocated net assets (as defined in each respective trading advisory agreement), paid monthly or quarterly in arrears.
Additionally, the Fund incurs trading advisor incentive fees, paid quarterly in arrears, ranging from 10% to 30% of net new trading profits (as defined in each respective trading advisory agreement).

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with its futures broker, subject to CFTC regulations and various exchange and broker requirements.  The Fund earns interest income on its assets deposited with the broker.  At June 30, 2011 and December 31, 2010, the Fund had margin requirements of $152,693,485 and $150,261,236, respectively.

7.	Administrative Expenses

Effective December 1, 2010, the Fund incurs a monthly administrative fee equal to 1/12th of 0.45% of the Fund’s month-end net asset value.  Prior to December 1, 2010, the Fund would reimburse the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12thof 0.65% of the Fund’s month-end net asset value.  Administrative expenses include accounting, audit, legal, salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund; such as, salaries and commissions of General Partner marketing personnel, administrative employee salaries and related costs.  Pursuant to the terms of the Partnership Agreement, administrative expenses that exceed 1% of the average month-end net asset value of the Fund are the responsibility of the General Partner.  All of the administrative expenses were below the 1% administrative expense limitation for the six months ended June 30, 2010.

For the three and six months ended June 30, 2011, the Fund incurred an administrative fee of $1,709,008 and $3,338,145, respectively.  For the three and six months ended June 30, 2010, actual administrative expenses were $2,477,224 and $4,944,591, respectively.  Of that amount, the General Partner voluntarily waived $559,264 and $1,218,002, respectively, resulting in a net expense to the Fund of $1,917,960 and $3,726,589, respectively.  The actual administrative expenses and the amount waived are presented in the consolidated statements of operations.

At June 30, 2011 and December 31, 2010, $555,521 and $531,847, respectively, were payable to the General Partner for administrative expenses.  Such amounts are presented as Administrative expenses payable – General Partner in the consolidated statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Generally, investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner.  The minimum investment is $10,000.  Units are sold at the net asset value per Unit as of the close of business on the last day of the month in which the subscription is accepted.  Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted.  At June 30, 2011 and December 31, 2010, the Fund received advance subscriptions of $40,468,143 and $23,610,336, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to month-end.

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

Purchase and sale of futures contracts requires margin deposits with the futures brokers.  Additional deposits may be necessary for any loss of contract value.  The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities.  A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements.  In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available.  It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited.  The Fund uses Newedge USA, LLC and JP Morgan Securities, LLC as its futures brokers and Newedge Group (UK Branch) and UBG A.G. as its forward currency counterparties.

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

Effective April 2011, the Fund engaged J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund.  The Cash Managers manage the Fund’s cash and excess margin through investments in fixed income securities, pursuant to investment parameters established by the General Partner.  Fluctuations in prevailing interest rates could cause mark-to-market losses on the Fund’s fixed income securities.  Prior to April 2011, the Fund used UBS and Bank of America Merrill Lynch as its cash management securities brokers for the investment of some excess margin amounts into short-term fixed income instruments.

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

11.     Interim Financial Statements

The consolidated statements of financial condition, including the consolidated condensed schedule of investments, at June 30, 2011, the consolidated statements of operations for the three and six months ended June 30, 2011 and 2010, the consolidated statements of cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2011 and 2010, and the accompanying notes to the consolidated financial statements are unaudited.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of management, such consolidated financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at June 30, 2011, results of operations for the three and six months ended June 30, 2011 and 2010, cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2011 and 2010.  The results of operations for the three and six months ended June 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year or any other period.  These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

12.     Financial Highlights

The following information presents per Unit operating performance data and other financial ratios for the three and six months ended June 30, 2011 and 2010, assuming the Unit was outstanding throughout the entire period:

	Three Months Ended June 30,
	2011		2010
	Class A	Class B	Class A	Class B
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$4,882.96	$6,542.43	$4,755.99	$6,260.08
Loss from operations
Loss from trading(1)	(226.59)	(305.66)	(199.19)	(262.94)
Net investment loss(1)	(65.62)	(58.75)	(65.71)	(59.49)
Total loss from operations	(292.21)	(364.41)	(264.90)	(322.43)

Net asset value per Unit at end of period	$4,590.75	$6,178.02	$4,491.09	$5,937.65

Total return(5)	(5.98)%	(5.57)%	(5.57)%	(5.15)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation(2) (3) (4)	5.96%	4.12%	6.12%	4.33%
General Partner 1% allocation(5)	(0.06)%	(0.06)%	(0.06)%	(0.05)%
Total expenses	5.90%	4.06%	6.06%	4.28%

Net investment loss(2) (3) (4) (6)	(5.68)%	(3.88)%	(5.89)%	(4.10)%

	Six Months Ended June 30,
	2011		2010
	Class A	Class B	Class A	Class B
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$4,985.84	$6,650.67	$4,668.87	$6,118.04
Loss from operations
Loss from trading(1)	(251.59)	(339.62)	(20.53)	(27.92)
Net investment loss(1)	(143.50)	(133.03)	(157.25)	(152.47)
Total loss from operations	(395.09)	(472.65)	(177.78)	(180.39)

Net asset value per Unit at end of period	$4,590.75	$6,178.02	$4,491.09	$5,937.65

Total return(5)	(7.92)%	(7.11)%	(3.81)%	(2.95)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees and General Partner 1% allocation(2) (3) (4)	5.84%	4.02%	6.18%	4.37%
Trading Advisor incentive fees (5)	0.24%	0.24%	0.45%	0.45%
General Partner 1% allocation(5)	(0.09)%	(0.08)%	(0.04)%	(0.03)%
Total expenses	5.99%	4.18%	6.59%	4.79%

Net investment loss(2) (3) (4) (6)	(5.56)%	(3.74)%	(6.00)%	(4.19)%

Total returns are calculated based on the change in value of a Unit during the period.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)The net investment loss per Unit is calculated by dividing the net investment loss by the average number of Class A or Class B Units outstanding during the period. Loss from trading is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.  Such balancing amount may differ from the calculation of  loss from trading per Unit due to the timing of trading gains and losses during the period relative to the number of Units outstanding.

(2) All of the 2010 ratios under other financial ratios are computed net of voluntary and involuntary waivers of administrative expenses.  For the three and six months ended June 30, 2010, the ratios are net of 0.19% and 0.22%, respectively, of average net asset value relating to the waivers of administrative expenses. Both the nature and the amounts of the waivers are more fully explained in Note 7.

(3) The net investment loss includes interest income and excludes realized and unrealized loss from trading activities as shown in the consolidated statements of operations.  The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net trading loss in the consolidated statements of operations. The resulting amount is divided by the average net asset value for the period.

(4)Ratios have been annualized.

(5)Ratios have not been annualized.

(6)Ratio excludes Trading Advisor incentive fees and General Partner 1% allocation.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

Cash Management

Effective April 2011, the Fund engaged J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund.  The Cash Managers manage the Fund’s cash and excess margin through investments in short term, fixed income securities, pursuant to investment parameters established by the General Partner.

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

Results of Operations

The returns for Units for the six months ended June 30, 2011 and 2010 were as follows:

Class of Units	2011	2010
Class A	(7.92)%	(3.81)%
Class B	(7.11)%	(2.95)%

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

April

A Units of the Fund were up 3.58% for the month of April and B Units were up 3.73%.  The Fund finished higher this month with profits from currencies, metals, stock indices and energy offsetting losses from interest rate instruments and agricultural commodities. The most significant profits came from the foreign exchange markets, where the Fund’s long positions benefited from significant price appreciation in the Australian dollar relative to several other currencies including the U.S. dollar.  Precious metals, including silver and gold, continued to trend higher generating profits for the Fund, although a reversal in industrial metals offset some of those profits.  Oil product prices also pushed higher which benefited the Fund’s long positions, but losses from natural gas dampened gains for the energy sector.

May

A Units of the Fund were down 5.65% for the month of May and B Units were down 5.52%.  The Fund finished lower this month with losses from energy, foreign exchange, metals, equity indices and agricultural commodities offsetting profits from interest rate instruments.  An abrupt sell-off in physical commodities early in the month sent energy and precious metals prices sharply lower.  The most significant losses in these sectors came from long positions in light crude, Brent crude, silver and aluminum.  Reports that Greece was considering leaving the euro zone sparked a flight to safety that drove global indices lower and interest rate instruments and the U.S. dollar sharply higher.  While the market moves were profitable for the Fund’s long positions in interest rate instruments, they went against the Fund’s long positions in global indices and several foreign currencies which generated losses.  In agricultural commodities, losses were mostly in coffee, corn and sugar.

June

A Units of the Fund were down 3.80% for the month of June and B Units were down3.65%.  The Fund finished lower this month with losses in equity indices, energies, agricultural commodities, metals and currencies offsetting profits from interest rate instruments.  The markets were relatively quiet during the month, although concerns over Greece’s debt and the end of the Federal Reserve’s quantitative easing program weighed heavily in the news. A modest flight to quality sent equity prices lower and interest rate instruments higher for the second month in a row.  While the rise in interest rate instrument prices benefited the Fund, the fall in equity prices went against the Fund’s long positions. Over the past several weeks, the Fund’s trading advisors reduced their long equity positions, reducing the impact. In commodities, improved supply coupled with weaker confidence in the global economy sent prices lower. The decline in commodity prices was led by a drop in energies prices and agricultural commodities, both of which went against the Fund’s long positions.

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

The Fund invests in U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, certificates of deposit, commercial paper and corporate notes.  Should an issuing entity default on its obligation to the Fund and such entity is not backed by the full faith and credit of the U.S. government, the Fund bears the risk of loss of the amount expected to be received.  The Fund minimizes this risk by only investing in securities and certificates of deposit of firms with high quality debt ratings.

Significant Accounting Estimates

A summary of the Fund’s significant accounting policies are included in Note 1 to the consolidated financial statements.

The Fund’s most significant accounting policy is the valuation of its assets invested in U.S. and foreign futures and forward currency contracts, and fixed-income investments.  The majority of the Fund’s futures contracts are exchange-traded, with the fair value of these contracts based on exchange settlement prices.  The fair values of non-exchange-traded contracts, such as forward currency contracts, are based on third-party quoted dealer values on the interbank market.  The fair value of money market funds is based quoted market prices for identical shares.  U.S. Treasury securities, are stated at fair value based on quoted market prices for identical assets in an active market.  Notes of U.S. and foreign government sponsored enterprises, as well as certificates of deposit, commercial paper and corporate notes, are stated at fair value based on quoted market prices for similar assets in an active market.  Given the valuation sources, there is little judgment or uncertainty involved in the valuation of these assets, and it is unlikely that materially different amounts would be reported under different valuation methodologies or assumptions.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund's open positions by market sector at June 30, 2011 and December 31, 2010.  All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	June 30, 2011		December 31, 2010
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural	$12,372,262	0.86%	$17,909,018	1.28%
Currency	41,441,864	2.87	52,897,225	3.77
Energy	15,509,552	1.07	24,625,833	1.76
Interest rate	47,996,232	3.33	18,406,255	1.31
Metal	19,773,482	1.37	16,124,426	1.15
Single stock futures	--	0.00	35,438	0.00
Stock index	32,261,709	2.24	47,021,043	3.35
Total	$169,355,101	11.74%	$177,019,238	12.62%

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

Non-Trading Risk

The Fund has non-trading market risk on its foreign cash balances not needed for margin.  However, these balances (as well as the market risk they represent) are immaterial.  The Fund also has non-trading market risk as a result of investing a substantial portion of its available assets in U.S. and foreign government sponsored enterprise notes, commercial paper, corporate notes and certificates of deposit.  The market risk represented by these investments is immaterial.

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

The following were the primary trading risk exposures of the Fund as of June 30, 2011, by market sector.

Agricultural

The Fund’s primary agricultural exposure is due to price movements in agricultural commodities, which are often directly affected by severe or unexpected weather conditions as well as other factors.   The Fund's agricultural exposure is primarily to cotton, coffee, cocoa, corn, soybeans and wheat.

Currency

The Fund's currency risk exposure is due to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs.  These fluctuations are influenced by interest rate changes as well as political and general economic conditions.  The Fund trades various currencies, including cross-rates (i.e., positions between two currencies other than the U.S. dollar).  The General Partner does not anticipate that the risk profile of the Fund's currency sector will change significantly.

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

The following were the only non-trading risk exposures of the Fund as of June 30, 2011.

Foreign Currency Balances

The Fund's primary foreign currency balances are in euros, Japanese yen, British pounds, Australian dollars, Hong Kong dollars and Canadian dollars.  The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than once a week).

U.S. Treasury Securities, U.S. and Foreign Government Sponsored Enterprise Notes, Commercial Paper, Corporate Notes and Certificates of Deposit

Monies in excess of margin requirements may be invested in short-term fixed income instruments, including U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, commercial paper, corporate notes and certificates of deposit. Fluctuations in prevailing interest rates could cause immaterial mark-to-market losses on the Fund's short-term investments.

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

Item 4.  Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at June 30, 2011 (the “Evaluation Date”).  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the six months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from risk factors disclosed in the Fund’s Form 10-K for year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the six months ended June 30, 2011.  Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit.  Redemptions of Units during the three months ended June 30, 2011 were as follows:

	April	May	June	Total
A Units
Units redeemed	1,205.2755	1,307.4087	1,130.3421	3,643.0263
Average net asset value per Unit	$5,057.70	$4,771.90	$4,590.75	$4,810.25

B Units
Units redeemed	562.5451	624.2296	645.9210	1,832.6957
Average net asset value per Unit	$6,786.67	$6,412.25	$6,178.02	$6,444.63

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

Dated August 15, 2011	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)