Form 10-Q
period 2011-09-30
FUTURES PORTFOLIO FUND L.P.
filed 2011-11-14
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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
Yes ☐     No ☒

PART I:  FINANCIAL INFORMATION
Item 1.  Financial Statements

Futures Portfolio Fund, Limited Partnership
Consolidated Statements of Financial Condition
September 30, 2011 (Unaudited) and December 31, 2010 (Audited)

	September 30, 2011	December 31, 2010
Assets
Equity in broker trading accounts
Cash	$426,728,056	$426,420,669
Net unrealized gain on open futures contracts	37,682,694	52,816,088
Net unrealized gain (loss) on open forward currency contracts	(560,182)	8,559,334
Interest receivable	25,118	67,580
Total equity in broker trading accounts	463,875,686	487,863,671
Cash and cash equivalents	26,521,802	292,250,426
Investments in securities, at fair value (cost: $957,060,303 and $676,253,837, respectively)	948,619,626	677,543,053
Certificates of deposit, at fair value (cost: $147,187,508)	145,875,370	—
General Partner 1% allocation receivable	766,288	—
Due from affiliate	15,228	—
Total assets	$1,585,674,000	$1,457,657,150

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$3,645,593	$2,266,651
Trading Advisor incentive fees payable	6,397,576	13,050,625
Commissions and other trading fees payable on open contracts	152,175	141,733
General Partner management fee payable	2,277,475	2,067,522
General Partner 1% allocation payable	—	1,017,537
Selling Agent fees payable – General Partner	1,666,799	1,535,969
Administrative expenses payable – General Partner	596,934	531,847
Cash manager fees payable	453,083	-
Redemptions payable	10,248,563	11,807,236
Subscriptions received in advance	12,232,044	23,610,336
Total liabilities	37,670,242	56,029,456
Partners’ Capital (Net Asset Value)
Class A Interests – 196,628.6847 and 172,138.6872 units outstanding at September 30, 2011 and December 31, 2010, respectively	926,663,416	858,255,331
Class B Interests – 97,535.3934 and 81,701.8729 units outstanding at September 30, 2011 and December 31, 2010, respectively	621,340,342	543,372,363
Total partners' capital (net asset value)	1,548,003,758	1,401,627,694
Total liabilities and partners' capital (net asset value)	$1,585,674,000	$1,457,657,150

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments
September 30, 2011
(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Treasury Securities
Face Value	Maturity Dates	Name	Yield1
$5,650,000	10/6/11	U.S. Treasury Bill	0.14%	$5,650,003	0.36%
2,000,000	12/1/11	U.S. Treasury Bill	0.09%	1,999,968	0.13%
11,000,000	3/8/12	U.S. Treasury Bill	0.20%	10,997,378	0.71%
825,000	2/29/12	U.S. Treasury Note	0.88%	828,305	0.05%
500,000	3/31/12	U.S. Treasury Note	4.50%	510,876	0.03%
3,000,000	5/31/12	U.S. Treasury Note	4.75%	3,138,856	0.20%
14,000,000	6/15/12	U.S. Treasury Note	1.88%	14,246,123	0.92%
500,000	7/15/12	U.S. Treasury Note	1.50%	506,772	0.03%
3,000,000	7/31/12	U.S. Treasury Note	4.63%	3,133,533	0.20%
925,000	8/31/12	U.S. Treasury Note	0.38%	927,020	0.06%
7,500,000	9/30/12	U.S. Treasury Note	0.38%	7,515,026	0.49%
9,825,000	10/31/12	U.S. Treasury Note	3.88%	10,372,727	0.67%
4,600,000	11/30/12	U.S. Treasury Note	0.50%	4,624,262	0.30%
7,000,000	2/15/13	U.S. Treasury Note	1.38%	7,120,849	0.46%
Total U.S. Treasury securities (cost: $71,626,143)				71,571,698	4.61%

U.S. Government Sponsored Enterprise Notes
$1,160,000	5/28/13	Federal Farm Credit Bank	0.23%	1,159,529	0.07%
5,250,000	1/11/12	Federal Home Loan Bank	0.10%	5,251,025	0.34%
500,000	4/2/12	Federal Home Loan Bank	0.17%	500,113	0.03%
3,500,000	5/18/12	Federal Home Loan Bank	1.13%	3,533,310	0.23%
4,500,000	6/20/12	Federal Home Loan Bank	1.88%	4,575,143	0.30%
6,650,000	6/27/12	Federal Home Loan Bank	0.25%	6,653,363	0.43%
5,250,000	7/24/12	Federal Home Loan Bank	0.35%	5,250,526	0.34%
7,900,000	7/25/12	Federal Home Loan Bank	0.25%	7,905,011	0.51%
6,800,000	8/10/12	Federal Home Loan Bank	0.35%	6,804,879	0.44%
6,400,000	8/22/12	Federal Home Loan Bank	1.75%	6,495,333	0.42%
5,250,000	8/28/12	Federal Home Loan Bank	0.44%	5,257,283	0.34%
3,800,000	10/5/12	Federal Home Loan Bank	0.31%	3,798,400	0.25%
5,000,000	10/23/12	Federal Home Loan Bank	0.40%	4,994,945	0.32%
3,250,000	1/16/13	Federal Home Loan Bank	1.50%	3,308,000	0.21%
3,000,000	3/27/13	Federal Home Loan Bank	1.00%	3,028,776	0.20%
300,000	8/23/13	Federal Home Loan Bank	0.70%	300,338	0.02%
3,250,000	8/22/13	Federal Home Loan Mortgage Corp.	0.60%	3,249,776	0.21%
7,300,000	9/23/13	Federal Home Loan Mortgage Corp.	0.55%	7,289,738	0.47%
5,300,000	9/30/13	Federal Home Loan Mortgage Corp.	0.55%	5,294,595	0.34%
4,439,000	5/18/12	Federal National Mortgage Assoc.	4.88%	4,638,091	0.30%
4,250,000	7/30/12	Federal National Mortgage Assoc.	1.13%	4,287,673	0.28%
9,250,000	10/30/12	Federal National Mortgage Assoc.	0.50%	9,295,688	0.60%
Total U.S. government sponsored enterprise notes (cost: $103,072,116)				102,871,535	6.65%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
September 30, 2011
(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Government Sponsored Enterprise Notes
Face Value	Maturity Dates	Name	Yield1
$2,800,000	1/23/12	African Development Bank	1.88%	$2,822,211	0.18%
3,200,000	3/21/12	European Investment Bank	4.63%	3,266,994	0.21%
1,000,000	6/11/12	Societe de Financement de l'Economie Fr.	2.25%	1,018,098	0.07%
Total foreign government sponsored enterprise notes (cost: $7,208,542)				7,107,303	0.46%

Commercial Paper
Face Value	Maturity Dates	Name	Yield1
Foreign Government Sponsored Enterprise
$3,500,000	10/26/11	Corporacion Andina de Fomento	0.22%	3,499,465	0.23%
U.S. Banks
$3,200,000	10/12/11	Credit Suisse (USA), Inc.	0.19%	3,199,814	0.21%
3,450,000	11/28/11	HSBC USA Inc.	0.18%	3,449,000	0.22%
3,300,000	10/6/11	National Australia Funding (Delaware) Inc.	0.20%	3,299,913	0.21%
3,000,000	11/10/11	Standard Chartered Bank	0.26%	2,999,033	0.19%
200,000	3/19/12	The Goldman Sachs Group, Inc.	0.55%	199,481	0.01%
200,000	10/5/11	Union Bank, National Association	0.18%	199,996	0.01%
Foreign Banks
$3,200,000	1/17/12	Commonwealth Bank of Australia	0.30%	3,196,442	0.21%
3,750,000	12/6/11	Oversea-Chinese Banking Corporation Ltd	0.35%	3,747,594	0.24%
3,200,000	10/6/11	Rabobank Nederland	0.16%	3,199,929	0.21%
200,000	10/14/11	Rabobank Nederland	0.20%	199,988	0.01%
1,400,000	10/28/11	Skandinaviska Enskilda Banken AB	0.28%	1,399,706	0.09%
3,400,000	12/13/11	The Bank of Nova Scotia	0.29%	3,398,035	0.22%
3,400,000	11/21/11	The Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.24%	3,398,844	0.22%
U.S. Beverages
$2,800,000	10/17/11	Anheuser-Busch InBev Worldwide Inc.	0.22%	2,799,726	0.18%
3,200,000	10/4/11	PepsiCo, Inc.	0.09%	3,199,979	0.21%
3,200,000	11/7/11	The Coca-Cola Company	0.11%	3,199,507	0.21%
250,000	3/5/12	The Coca-Cola Company	0.20%	249,783	0.02%
U.S. Charity
$200,000	10/3/11	The Salvation Army	0.15%	199,998	0.01%
3,500,000	11/22/11	The Salvation Army	0.20%	3,498,989	0.23%
U.S. Chemicals
$3,000,000	10/14/11	E. I. du Pont de Nemours and Company	0.10%	2,999,892	0.19%
U.S. Computers
$3,450,000	10/31/11	Hewlett-Packard Company	0.15%	3,449,569	0.22%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
September 30, 2011
(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Commercial Paper (continued)
Face Value	Maturity Dates	Name	Yield1
Foreign Consumer Products
$250,000	11/14/11	Reckitt Benckiser Treasury Services PLC	0.30%	$249,908	0.02%
3,300,000	1/4/12	Reckitt Benckiser Treasury Services PLC	0.30%	3,297,388	0.21%
U.S. Diversified Financial Services
$3,300,000	3/5/12	Caterpillar Financial Services Corporation	0.20%	3,297,140	0.21%
200,000	10/6/11	ING (U.S.) Funding LLC	0.20%	199,994	0.01%
3,200,000	10/24/11	ING (U.S.) Funding LLC	0.20%	3,199,591	0.21%
3,000,000	10/3/11	Natl Rural Utilities Coop Finance Corp	0.10%	2,999,983	0.19%
200,000	10/7/11	Nordea Invest. Mgmt. North America, Inc.	0.18%	199,994	0.01%
3,300,000	10/14/11	Nordea Invest. Mgmt. North America, Inc.	0.20%	3,299,762	0.21%
3,200,000	12/1/11	PACCAR Financial Corp.	0.20%	3,198,916	0.21%
200,000	12/19/11	PACCAR Financial Corp.	0.15%	199,934	0.01%
3,600,000	10/31/11	River Fuel Trust 1	0.25%	3,599,250	0.23%
3,400,000	10/28/11	Toyota Motor Credit Corporation	0.24%	3,399,694	0.22%
3,200,000	11/23/11	UOB Funding LLC	0.26%	3,198,681	0.21%
Foreign Diversified Financial Services
$4,500,000	11/8/11	Macquarie Bank Limited	0.42%	4,498,417	0.29%
U.S. Electric Utilities
$3,600,000	10/3/11	NextEra Energy Capital Holdings, Inc.	0.35%	3,599,930	0.23%
3,500,000	10/20/11	Oglethorpe Pwr Corp (Electr Mmbrshp Corp)	0.13%	3,499,760	0.23%
Foreign Electric Utilities
$250,000	10/5/11	GDF Suez	0.17%	249,995	0.02%
3,500,000	10/20/11	GDF Suez	0.19%	3,499,649	0.23%
3,750,000	10/6/11	Pacific Gas and Electric Company	0.34%	3,749,823	0.24%
U.S. Insurance
$200,000	11/8/11	Metlife Funding, Inc.	0.10%	199,979	0.01%
3,500,000	11/17/11	New York Life Capital Corporation	0.15%	3,499,315	0.23%
U.S. Manufacturing
$3,300,000	10/5/11	BMW US Capital, LLC	0.30%	3,299,890	0.21%
3,200,000	10/12/11	Philip Morris International Inc.	0.09%	3,199,912	0.21%
3,200,000	10/24/11	Emerson Electric Co.	0.05%	3,199,898	0.21%
2,400,000	10/4/11	Stanley Black & Decker, Inc.	0.30%	2,399,940	0.16%
1,450,000	10/6/11	Stanley Black & Decker, Inc.	0.28%	1,449,944	0.09%
3,000,000	10/14/11	Danaher Corporation	0.13%	2,999,859	0.19%
3,450,000	10/11/11	Harsco Corporation	0.33%	3,449,684	0.22%
Foreign Mining
$250,000	10/19/11	BHP Billiton Finance (USA) Limited	0.10%	249,987	0.02%
3,100,000	10/24/11	BHP Billiton Finance (USA) Limited	0.15%	3,099,703	0.20%
U.S. Oil and Gas
$3,450,000	10/18/11	Sempra Energy Global Enterprises	0.35%	3,449,430	0.22%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
September 30, 2011
(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Commercial Paper (continued)
Face Value	Maturity Dates	Name	Yield1
Foreign Oil and Gas
$1,100,000	1/17/12	BP Capital Markets P.L.C.	0.28%	$1,099,010	0.07%
3,500,000	11/3/11	Shell International Finance B.V.	0.08%	3,499,872	0.23%
U.S. Telecommunication
$3,300,000	10/17/11	Verizon Communications, Inc.	0.28%	3,299,589	0.21%
Foreign Telecommunication
$3,750,000	11/7/11	Telstra Corporation Limited	0.27%	3,748,959	0.24%
Total commercial paper (cost: $146,538,533)				146,567,463	9.46%

Corporate Notes
Face Value	Maturity Dates	Name	Yield1
U.S. Aerospace
$2,937,000	4/1/12	McDonnell Douglas Corporation	9.75%	3,212,605	0.21%
4,275,000	11/20/12	The Boeing Company	1.88%	4,347,442	0.28%
1,750,000	2/15/13	The Boeing Company	5.13%	1,860,160	0.12%
U.S. Agriculture
$5,850,000	8/13/12	Archer-Daniels-Midland Company	0.45%	5,862,193	0.38%
U.S. Apparel
$2,325,000	8/23/13	V.F. Corporation	1.06%	2,329,941	0.15%
U.S. Banks
$15,000,000	1/30/14	Bank of America Corporation	1.67%	13,631,254	0.88%
7,602,000	7/27/12	BB&T Corporation	3.85%	7,826,490	0.51%
10,000,000	4/1/14	Citigroup Inc.	1.18%	9,602,839	0.62%
5,225,000	7/2/12	Credit Suisse AG	3.45%	5,345,219	0.35%
10,000,000	1/14/14	Credit Suisse AG	1.21%	9,838,226	0.64%
7,400,000	10/30/12	GMAC Inc.	1.75%	7,569,292	0.49%
5,200,000	12/19/12	GMAC Inc.	2.20%	5,347,141	0.35%
10,000,000	5/2/14	JPMorgan Chase & Co.	1.10%	9,853,261	0.64%
4,000,000	6/15/12	KeyBank National Association	3.20%	4,119,641	0.27%
2,800,000	6/20/12	Morgan Stanley	1.95%	2,848,756	0.18%
4,500,000	4/29/13	Morgan Stanley	1.23%	4,262,184	0.28%
10,000,000	1/9/14	Morgan Stanley	0.55%	9,078,003	0.59%
190,000	3/23/12	The Bank of New York Mellon Corporation	0.46%	190,099	0.01%
5,000,000	7/28/14	The Bank of New York Mellon Corporation	0.52%	4,973,705	0.32%
8,424,000	1/15/12	The Goldman Sachs Group, Inc.	6.60%	8,662,411	0.56%
1,200,000	2/14/12	The Goldman Sachs Group, Inc.	5.30%	1,223,206	0.08%
13,855,000	2/7/14	The Goldman Sachs Group, Inc.	1.27%	13,303,021	0.86%
4,200,000	10/26/12	U.S. Bank National Association	0.47%	4,208,796	0.27%
1,230,000	3/1/12	Wachovia Corporation	0.48%	1,232,159	0.08%
250,000	5/1/13	Wachovia Corporation	2.02%	254,726	0.02%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
September 30, 2011
(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Corporate Notes (continued)
Face Value	Maturity Dates	Name	Yield1
U.S. Banks (continued)
$5,000,000	10/23/12	Wells Fargo & Company	5.25%	$5,327,533	0.34%
5,800,000	1/31/13	Wells Fargo & Company	4.38%	6,061,175	0.39%
2,400,000	10/19/11	U.S. Central Federal Credit Union	0.25%	2,401,398	0.16%
Foreign Banks
$2,900,000	12/21/12	ANZ National (Int'l) Limited	2.38%	2,936,062	0.19%
10,000,000	1/10/14	BNP Paribas	1.15%	9,352,948	0.60%
5,250,000	1/12/12	Commonwealth Bank of Australia	2.40%	5,305,927	0.34%
3,000,000	6/29/12	Commonwealth Bank of Australia	0.57%	2,998,726	0.19%
1,150,000	8/3/12	HSBC Bank PLC	0.71%	1,151,543	0.07%
4,300,000	1/18/13	HSBC Bank PLC	0.65%	4,301,856	0.28%
4,150,000	5/15/13	HSBC Bank PLC	0.72%	4,150,593	0.27%
7,225,000	1/13/12	ING Bank N.V.	0.88%	7,237,476	0.47%
1,000,000	6/9/14	ING Bank N.V.	1.74%	984,038	0.06%
5,000,000	6/17/13	KfW Bankengruppe	0.24%	4,997,775	0.32%
3,080,000	2/1/12	National Australia Bank Limited	0.51%	3,082,124	0.20%
4,930,000	6/15/12	National Australia Bank Limited	0.55%	4,935,981	0.32%
5,000,000	4/11/14	National Australia Bank Limited	0.97%	4,994,850	0.32%
5,000,000	2/4/13	Rabobank Nederland	0.41%	5,002,849	0.32%
6,850,000	12/12/12	Royal Bank of Canada	0.49%	6,855,644	0.44%
5,250,000	9/14/12	Svenska Handelsbanken AB (publ)	2.88%	5,338,455	0.34%
250,000	3/30/12	The Royal Bank of Scotland Public Limited Company	1.50%	252,556	0.02%
4,600,000	5/11/12	The Royal Bank of Scotland Public Limited Company	2.63%	4,705,075	0.30%
6,660,000	7/26/13	The Toronto-Dominion Bank	0.43%	6,663,584	0.43%
1,100,000	12/14/12	Westpac Banking Corporation	1.90%	1,124,343	0.07%
9,750,000	3/31/14	Westpac Banking Corporation	1.10%	9,781,403	0.63%
U.S. Beverages
$5,000,000	3/26/13	Anheuser-Busch InBev Worldwide Inc.	1.09%	5,039,173	0.33%
2,350,000	1/27/14	Anheuser-Busch InBev Worldwide Inc.	0.80%	2,370,900	0.15%
4,000,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.61%	4,006,346	0.26%
1,275,000	3/1/12	Coca-Cola Refreshments USA, Inc.	3.75%	1,294,502	0.08%
6,101,000	8/15/13	Coca-Cola Refreshments USA, Inc.	5.00%	6,597,407	0.43%
1,000,000	7/31/12	PepsiAmericas, Inc.	5.75%	1,052,939	0.07%
U.S. Chemicals
$250,000	8/15/12	Monsanto Company	7.38%	266,119	0.02%
2,645,000	11/15/12	Praxair, Inc.	1.75%	2,694,933	0.17%
U.S. Computers
$9,000,000	4/1/14	Dell Inc.	0.85%	9,048,252	0.58%
3,663,000	3/1/12	Hewlett-Packard Company	5.25%	3,748,187	0.24%
100,000	7/1/12	Hewlett-Packard Company	6.50%	105,327	0.01%
2,800,000	5/24/13	Hewlett-Packard Company	0.59%	2,770,012	0.18%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
September 30, 2011
(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Corporate Notes (continued)
Face Value	Maturity Dates	Name	Yield1
U.S. Computers (continued)
$4,500,000	5/30/14	Hewlett-Packard Company	0.72%	$4,375,574	0.28%
3,850,000	9/19/14	Hewlett-Packard Company	1.90%	3,866,962	0.25%
750,000	6/15/12	IBM	0.38%	750,593	0.05%
550,000	10/15/13	IBM	6.50%	627,597	0.04%
U.S. Consumer Products
$335,000	2/15/12	Kimberly-Clark Corporation	5.63%	343,328	0.02%
4,350,000	11/14/12	The Procter & Gamble Company	0.33%	4,360,165	0.28%
4,250,000	8/15/14	The Procter & Gamble Company	0.70%	4,262,469	0.28%
U.S. Diversified Financial Services
$4,300,000	6/29/12	American Honda Finance Corporation	0.47%	4,298,890	0.28%
1,950,000	11/7/12	American Honda Finance Corporation	0.64%	1,954,243	0.13%
2,110,000	4/2/13	American Honda Finance Corporation	4.63%	2,255,616	0.15%
1,500,000	12/10/12	BlackRock, Inc.	2.25%	1,533,697	0.10%
6,335,000	5/24/13	BlackRock, Inc.	0.61%	6,333,969	0.41%
250,000	3/15/12	Caterpillar Financial Services Corporation	4.70%	254,869	0.02%
2,510,000	4/5/13	Caterpillar Financial Services Corporation	2.00%	2,566,030	0.17%
1,600,000	4/1/14	Caterpillar Financial Services Corporation	0.54%	1,604,962	0.10%
7,400,000	10/22/12	Citigroup Funding Inc.	1.88%	7,578,186	0.49%
2,870,000	6/15/12	General Electric Capital Corporation	6.00%	3,027,077	0.20%
300,000	8/13/12	General Electric Capital Corporation	3.50%	308,023	0.02%
399,000	10/19/12	General Electric Capital Corporation	5.25%	426,517	0.03%
5,555,000	12/28/12	General Electric Capital Corporation	2.63%	5,749,504	0.37%
3,800,000	1/8/13	General Electric Capital Corporation	2.80%	3,889,944	0.25%
1,000,000	4/7/14	General Electric Capital Corporation	0.88%	978,188	0.06%
10,000,000	1/15/14	HSBC Finance Corporation	0.50%	9,440,553	0.61%
5,509,000	3/15/12	John Deere Capital Corporation	7.00%	5,686,490	0.37%
4,500,000	10/1/12	John Deere Capital Corporation	5.25%	4,820,621	0.31%
157,000	1/15/13	John Deere Capital Corporation	5.10%	167,183	0.01%
5,960,000	7/16/12	Massmutual Global Funding II	3.63%	6,129,662	0.40%
1,750,000	11/1/11	Merrill Lynch & Co., Inc.	0.45%	1,751,502	0.11%
1,750,000	12/17/12	PACCAR Financial Corp.	1.95%	1,777,868	0.11%
5,142,000	4/5/13	PACCAR Financial Corp.	0.67%	5,156,688	0.33%
3,828,000	2/15/12	Principal Life Global Funding I	6.25%	3,929,929	0.25%
3,800,000	1/15/13	Principal Life Global Funding I	5.25%	4,028,951	0.26%
5,000,000	4/14/14	SSIF Nevada, Limited Partnership	0.95%	5,010,263	0.32%
U.S. Electric Utility
$4,171,000	1/15/12	Duke Energy Carolinas, LLC	6.25%	4,287,686	0.28%
U.S. Healthcare
$7,743,000	3/1/14	Roche Holdings, Inc.	5.00%	8,545,658	0.55%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
September 30, 2011
(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Corporate Notes (continued)
Face Value	Maturity Dates	Name	Yield1
U.S. Insurance
$100,000	1/13/12	Berkshire Hathaway Inc.	0.37%	$100,048	0.01%
250,000	2/10/12	Berkshire Hathaway Inc.	1.40%	251,377	0.02%
1,280,000	4/15/12	Berkshire Hathaway Inc.	4.00%	1,326,594	0.09%
4,600,000	2/11/13	Berkshire Hathaway Inc.	0.71%	4,613,320	0.30%
1,980,000	1/10/14	Berkshire Hathaway Inc.	0.58%	1,975,453	0.13%
650,000	5/30/12	Jackson National Life Global Funding	6.13%	683,723	0.04%
350,000	5/8/13	Jackson National Life Global Funding	5.38%	377,136	0.02%
250,000	7/12/12	MetLife Institutional Funding II	0.65%	250,744	0.02%
5,750,000	4/4/14	MetLife Institutional Funding II	1.15%	5,759,038	0.37%
3,300,000	11/9/11	Metropolitan Life Global Funding I	5.13%	3,380,179	0.22%
1,000,000	3/15/12	Metropolitan Life Global Funding I	0.60%	1,000,115	0.06%
6,160,000	9/17/12	Metropolitan Life Global Funding I	2.88%	6,264,523	0.40%
3,374,000	1/25/13	Monumental Global Funding III	0.42%	3,346,407	0.22%
7,050,000	8/22/12	New York Life Global Funding	0.35%	7,053,056	0.46%
5,140,000	12/14/12	New York Life Global Funding	2.25%	5,239,575	0.34%
1,250,000	5/9/13	New York Life Global Funding	4.65%	1,342,780	0.09%
250,000	1/30/12	Pricoa Global Funding I	0.35%	249,739	0.02%
4,500,000	6/25/12	Pricoa Global Funding I	4.63%	4,670,520	0.30%
2,450,000	6/26/12	Pricoa Global Funding I	0.49%	2,439,599	0.16%
650,000	10/18/12	Pricoa Global Funding I	5.40%	692,985	0.04%
105,000	12/14/12	Principal Life Income Fundings	5.30%	111,533	0.01%
650,000	11/15/11	The Chubb Corporation	6.00%	668,679	0.04%
U.S. Manufacturing
$1,000,000	9/14/12	PACCAR Inc	1.52%	1,011,599	0.07%
410,000	6/1/12	Cargill, Incorporated	6.38%	434,221	0.03%
4,725,000	9/15/12	Cargill, Incorporated	5.60%	4,941,400	0.32%
3,420,000	5/21/13	Caterpillar Inc.	0.47%	3,424,520	0.22%
9,035,000	6/21/13	Danaher Corporation	0.60%	9,054,144	0.58%
8,000,000	6/16/14	Eaton Corporation	0.68%	8,015,228	0.52%
U.S. Media
$422,000	3/1/12	The Walt Disney Company	6.38%	433,878	0.03%
Foreign Mining
$250,000	3/29/12	BHP Billiton Finance (USA) Limited	5.13%	255,284	0.02%
U.S. Oil and Gas
$800,000	11/1/11	Consolidated Natural Gas Company	6.25%	823,991	0.05%
4,500,000	10/15/12	ConocoPhillips	4.75%	4,775,356	0.31%
4,275,000	12/13/13	Occidental Petroleum Corporation	1.45%	4,344,137	0.28%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
September 30, 2011
(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Corporate Notes (continued)
Face Value	Maturity Dates	Name	Yield1
Foreign Oil and Gas
$9,250,000	3/10/12	BP Capital Markets P.L.C.	3.13%	$9,352,505	0.60%
5,250,000	11/7/13	BP Capital Markets P.L.C.	5.25%	5,763,000	0.37%
300,000	6/22/12	Shell International Finance B.V.	0.71%	300,847	0.02%
5,146,000	3/25/13	Shell International Finance B.V.	1.88%	5,253,387	0.34%
5,390,000	5/13/13	Total Capital Canada Ltd.	0.38%	5,395,272	0.35%
U.S. Pharmaceutical
$4,275,000	2/10/14	Novartis Capital Corporation	4.13%	4,622,030	0.30%
250,000	3/15/13	Pfizer Inc.	5.50%	267,792	0.02%
Foreign Pharmaceutical
$6,000,000	9/15/12	AstraZeneca PLC	5.40%	6,292,584	0.41%
8,065,000	3/28/13	Sanofi	0.56%	8,076,175	0.52%
4,280,000	3/28/14	Sanofi	0.67%	4,270,144	0.28%
10,000,000	3/21/14	Teva Pharmaceutical Finance III BV	0.85%	9,994,205	0.65%
U.S. Retail
$256,000	3/15/12	Costco Wholesale Corporation	5.30%	262,078	0.02%
9,075,000	7/18/14	Target Corporation	0.42%	9,049,962	0.58%
4,500,000	2/3/14	Wal-Mart Stores, Inc.	3.00%	4,765,943	0.31%
4,775,000	4/15/14	Wal-Mart Stores, Inc.	1.63%	4,912,627	0.32%
U.S. Semiconductor
$4,275,000	5/15/13	Texas Instruments Incorporated	0.47%	4,277,649	0.28%
U.S. Software
$3,000,000	5/19/14	Google Inc.	1.25%	3,055,126	0.20%
U.S. Steel
$1,579,000	12/1/12	Nucor Corporation	5.00%	1,679,500	0.11%
U.S. Telecommunications
$2,250,000	3/14/14	Cisco Systems, Inc.	0.59%	2,234,071	0.14%
9,780,000	5/1/12	New Cingular Wireless Services, Inc.	8.13%	10,505,940	0.68%
5,700,000	3/28/14	Verizon Communications, Inc.	0.97%	5,716,704	0.37%
3,950,000	6/15/12	Verizon Global Funding Corp.	6.88%	4,190,006	0.27%
Foreign Telecommunications
$2,750,000	2/27/12	Vodafone Group Public Limited Company	0.60%	2,753,122	0.18%
U.S. Transportation
$5,850,000	1/15/13	United Parcel Service, Inc.	4.50%	6,199,839	0.40%
Total corporate notes (cost: $628,614,969)				620,501,627	40.13%

Total investments in securities (cost: $957,060,303)				$948,619,626	61.31%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
September 30, 2011
(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Certificates of Deposit
Face Value	Maturity Dates	Name	Yield1
Foreign Government Sponsored Enterprise
$6,600,000	5/25/12	Caisse Amortissement de la Dette Socia	0.26%	$6,584,626	0.43%
U.S. Bank
$6,250,000	3/1/13	PNC Bank, National Association	0.43%	6,230,885	0.40%
Foreign Banks
$2,250,000	10/3/13	Bank of Montreal	0.82%	2,248,168	0.15%
300,000	2/17/12	Barclays Bank PLC	0.47%	300,199	0.02%
2,000,000	12/2/11	Canadian Imperial Bank of Commerce	0.52%	2,009,905	0.13%
250,000	4/26/12	Canadian Imperial Bank of Commerce	0.31%	249,980	0.02%
4,750,000	11/5/12	Canadian Imperial Bank of Commerce	0.47%	4,754,643	0.31%
6,900,000	10/20/11	Credit Industriel et Commercial	0.44%	6,914,577	0.45%
4,550,000	12/1/11	Credit Suisse Group AG	0.63%	4,554,888	0.29%
5,750,000	10/24/11	Deutsche Bank Aktiengesellschaft	0.26%	5,752,670	0.37%
5,950,000	4/4/12	Deutsche Bank Aktiengesellschaft	0.45%	5,955,563	0.38%
500,000	11/18/11	Mizuho Corporate Bank, Ltd.	0.29%	500,181	0.03%
1,000,000	10/7/11	National Bank of Canada	0.39%	1,000,256	0.06%
3,200,000	11/3/11	National Bank of Canada	0.36%	3,201,544	0.21%
2,000,000	2/6/12	Nordea Bank Finland Abp	0.38%	2,000,844	0.13%
1,000,000	5/8/12	Nordea Bank Finland Abp	0.40%	1,000,738	0.06%
7,600,000	11/13/12	Nordea Bank Finland Abp	0.49%	7,601,404	0.49%
1,750,000	4/2/12	Rabobank Nederland	0.32%	1,750,710	0.11%
250,000	3/15/13	Royal Bank of Canada	2.25%	256,310	0.02%
5,300,000	11/14/11	Sumitomo Mitsui Banking Corporation	0.28%	5,302,003	0.34%
250,000	10/6/11	Svenska Handelsbanken AB (publ)	0.20%	250,120	0.02%
6,900,000	10/21/11	Svenska Handelsbanken AB (publ)	0.29%	6,909,341	0.45%
4,500,000	1/17/12	The Bank of Nova Scotia	0.32%	4,506,417	0.29%
4,600,000	6/11/12	The Bank of Nova Scotia	0.54%	4,610,232	0.30%
2,600,000	10/18/12	The Bank of Nova Scotia	0.55%	2,613,144	0.17%
250,000	11/22/11	The Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.55%	251,294	0.02%
5,050,000	1/17/12	The Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.36%	5,053,527	0.33%
1,800,000	11/16/11	The Norinchukin Bank	0.32%	1,800,689	0.12%
6,900,000	5/3/12	Westpac Banking Corporation	0.40%	6,907,283	0.45%
2,650,000	6/21/12	Westpac Banking Corporation	0.41%	2,650,872	0.17%
Yankee Dollar, Foreign Banks and Diversified Financial Services
$10,000,000	3/17/14	Commonwealth Bank of Australia	1.08%	9,944,598	0.64%
5,000,000	4/14/14	Danske Bank A/S	1.30%	4,760,280	0.31%
9,000,000	3/15/13	ING Bank N.V.	1.40%	8,944,367	0.58%
9,000,000	4/11/14	Societe Generale	1.30%	8,083,545	0.52%
10,370,000	4/1/14	Volkswagen International Finance N.V.	0.86%	10,419,567	0.67%
Total certificates of deposit (cost: $147,187,508)				$145,875,370	9.44%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
September 30, 2011
(Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Long U.S. Futures Contracts
Agricultural	$(4,681,596)	(0.30)%
Currency	(2,854,502)	(0.18)%
Energy	(3,221,620)	(0.21)%
Interest rate	3,495,913	0.23%
Metal
LME Copper (579 contracts, Oct 2011 - Jan 2012)	(29,328,887)	(1.89)%
Other 2	(26,329,894)	(1.71)%
Single stock futures	(219,987)	(0.01)%
Stock index	(1,276,059)	(0.08)%
Net unrealized loss on open long U.S. futures contracts	(64,416,632)	(4.15)%

Short U.S. Futures Contracts
Agricultural	11,356,498	0.73%
Currency	7,045,922	0.46%
Energy	10,919,511	0.71%
Interest rate	282,696	0.02%
Metal
LME Copper (740 contracts, Oct 2011 - Jan 2012)	32,389,590	2.09%
Other 2	33,007,129	2.13%
Single stock futures	34,365	0.00%
Stock index	1,331,257	0.09%
Net unrealized gain on open short U.S. futures contracts	96,366,968	6.23%

Total U.S. Futures Contracts - Net unrealized gain on open U.S. futures contracts	31,950,336	2.08%

Long Foreign Futures Contracts
Agricultural	(57,768)	0.00%
Currency	34,703	0.00%
Energy	(12,717)	(0.00)%
Interest rate	4,414,773	0.29%
Metal	(67,109)	(0.00)%
Stock index	(140,440)	(0.01)%
Net unrealized gain on open long foreign futures contracts	4,171,442	0.28%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
September 30, 2011
(Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Short Foreign Futures Contracts
Agricultural	$998,698	0.06%
Currency	613,553	0.04%
Energy	90,704	0.01%
Interest rate	57,219	0.00%
Metal	318,447	0.02%
Stock index	(517,705)	(0.03)%
Net unrealized gain on open short foreign futures contracts	1,560,916	0.10%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	5,732,358	0.38%

Net unrealized gain on open futures contracts	$37,682,694	2.46%

U.S. Forward Currency Contracts
Long	$(8,021,461)	(0.52)%
Short	8,114,721	0.52%
Net unrealized gain on open U.S. forward currency contracts	93,260	0.00%

Foreign Forward Currency Contracts
Long	1,441,319	0.09%
Short	(2,094,761)	(0.14)%
Net unrealized loss on open foreign forward currency contracts	(653,442)	(0.05)%

Net unrealized loss on open forward currency contracts	$(560,182)	(0.05)%

1 Represents the annualized yield at date of purchase for discount securities, the stated coupon rate for coupon-bearing securities, or the stated interest rate for certificates of deposit.

2 No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments
December 31, 2010
(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield1
$80,000,000	1/13/11	U.S. Treasury Bill	0.25%	$79,993,333	5.71%
U.S. Treasury securities (cost: $79,805,000)				79,993,333	5.71%

U.S. Government Sponsored Enterprise Note
Face Value	Maturity Date	Name	Yield1
$75,132,000	3/23/11	Federal Home Loan Mortgage Corporation	0.27%	75,086,357	5.36%
U.S. government sponsored enterprise note (cost: $75,000,707)				75,086,357	5.36%

Commercial Paper
Face Value	Maturity Dates	Name	Yield1
U.S. Banks
$60,000,000	5/24/11	Barclays US Funding LLC	0.57%	59,864,150	4.27%
22,158,000	8/19/11	UBS Finance (Delaware) LLC	0.49%	22,088,633	1.58%
Foreign Banks
$55,000,000	1/28/11	Commonwealth Bank of Australia	0.36%	54,985,150	3.92%
35,000,000	1/31/11	HSBC Finance Corp.	0.60%	34,982,500	2.50%
67,521,000	4/13/11	HSBC Finance Corp.	0.63%	67,400,475	4.81%
U.S. Diversified Financial Services
$74,107,000	5/27/11	ING (U.S.) Funding LLC	0.57%	73,935,689	5.27%
32,000,000	5/16/11	Toyota Motor Credit Corporation	0.39%	31,953,200	2.28%
Foreign Industrial
$75,000,000	2/7/11	Reckitt Benckiser Treasury Services PLC	0.32%	74,975,334	5.35%
Foreign Oil and Gas
$102,508,000	4/1/11-7/11/11	Shell International Finance B.V.	0.53%-0.69%	102,278,232	7.30%
Total commercial paper (cost: $521,448,130)				522,463,363	37.28%

Total investments in securities (cost: $676,253,837)				$677,543,053	48.35%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2010
(Audited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Long U.S. Futures Contracts
Agricultural	$13,165,181	0.94%
Currency	7,670,918	0.55%
Energy	11,760,545	0.84%
Interest rate	1,052,750	0.08%
Metal 1	27,501,487	1.96%
Single stock futures	7,816	0.00%
Stock index	1,703,171	0.12%
Net unrealized gain on open long U.S. futures contracts	62,861,868	4.49%

Short U.S. Futures Contracts
Agricultural	(1,237,450)	(0.09)%
Currency	(1,511,655)	(0.11)%
Energy	(5,384,762)	(0.38)%
Interest rate	(841,009)	(0.06)%
Metal 1	(17,274,015)	(1.23)%
Stock index	121,975	0.01%
Net unrealized loss on open short U.S. futures contracts	(26,126,916)	(1.86)%

Total U.S. futures contracts - net unrealized gain on open U.S. futures contracts	36,734,952	2.63%

Long Foreign Futures Contracts
Agricultural	1,367,853	0.10%
Currency	948,518	0.07%
Energy	1,142,528	0.08%
Interest rate	1,539,476	0.11%
Metal	353,032	0.03%
Stock index	(541,376)	(0.04)%
Net unrealized gain on open long foreign futures contracts	4,810,031	0.35%

Short Foreign Futures Contracts
Agricultural	(228,077)	(0.02)%
Currency	12,849,530	0.92%
Interest rate	(1,594,631)	(0.11)%
Stock index	244,283	0.02%
Net unrealized gain on open short foreign futures contracts	11,271,105	0.81%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	16,081,136	1.16%

Net unrealized gain on open futures contracts	$52,816,088	3.79%

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

1 No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value).  Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Statements of Operations
For the Three and Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Trading Gain (Loss) from Futures and Forwards Trading
Net realized gain	$34,034,978	$23,348,170	$20,897,536	$21,111,512
Net change in unrealized gain (loss)	40,509,413	55,281,915	(24,252,910)	53,270,744
Brokerage commissions and trading expenses	(1,020,170)	(941,820)	(3,381,823)	(2,693,126)
Net gain (loss) from futures and forwards trading	73,524,221	77,688,265	(6,737,197)	71,689,130

Net Investment Loss
Income (loss)
Interest income	3,807,717	371,793	7,125,606	867,060
Net realized and change in unrealized gain (loss) on securities and certificates of deposit	(8,728,255)	552,964	(10,009,373)	1,075,786
Total income (loss)	(4,920,538)	924,757	(2,883,767)	1,942,846

Expenses
Trading Advisor management fee	6,329,014	4,537,925	17,342,274	12,910,570
Trading Advisor incentive fee	6,397,570	—	9,895,806	5,057,839
General Partner management fee	6,782,633	6,000,395	19,600,876	17,068,717
General Partner 1% allocation	421,689	619,909	(766,288)	210,972
Selling Agent fees – General Partner	4,971,998	4,064,645	14,452,571	11,751,927
Administrative expenses – General Partner	1,776,764	2,415,068	5,114,909	7,359,659
Cash manager fees	176,733	—	601,356	—
Total expenses	26,856,401	17,637,942	66,241,504	54,359,684
Administrative expenses waived	—	(395,898)	—	(1,613,900)
Net total expenses	26,856,401	17,242,044	66,241,504	52,745,784
Net investment loss	(31,776,939)	(16,317,287)	(69,125,271)	(50,802,938)
Net Income (Loss)	$41,747,282	$61,370,978	$(75,862,468)	$20,886,192

	Three Months Ended September 30,
	2011		2010
	Class A	Class B	Class A	Class B
Increase in net asset value per Unit	$122.01	$192.39	$217.95	$316.09

Net income per Unit (based on weighted average number of units outstanding during the period)	$121.69	$191.41	$222.81	$329.14
Weighted average number of Units outstanding	193,538.6140	95,063.3770	164,973.5488	74,782.0779

	Nine Months Ended September 30,
	2011		2010
	Class A	Class B	Class A	Class B
Increase (Decrease) in net asset value per Unit	$(273.08)	$(280.26)	$40.17	$135.70

Net income (loss) per Unit (based on weighted average number of units outstanding during the period)	$(274.46)	$(282.39)	$55.17	$176.30
Weighted average number of Units outstanding	184,365.9406	89,455.4184	158,629.2651	68,827.0907

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	2011	2010
Cash flows from operating activities
Net income (loss)	$(75,862,468)	$20,886,192
Adjustments to reconcile net income (loss) to net cash used in operating activities
Net change in unrealized (gain) loss from futures and forwards trading	24,252,910	(53,270,744)
Purchases of securities and certificates of deposit	(1,948,527,217)	(1,115,841,612)
Proceeds from disposition of securities and certificates of deposit	1,521,565,901	564,662,567
Net realized and change in unrealized (gain) loss on securities and certificates of deposit	10,009,373	(1,075,786)
Changes in
Interest receivable	42,462	(25,903)
Due From Sage, L.P.	(15,228)	—
Trading Advisor management fees payable	1,378,942	(308,690)
Trading Advisor incentive fees payable	(6,653,049)	(1,444,958)
Commissions and other trading fees payable on open contracts	10,442	243,662
General Partner management fee payable	209,953	356,781
General Partner 1% allocation receivable/payable	(1,783,825)	850,828
Selling Agent fees payable – General Partner	130,830	189,844
Administrative expenses payable – General Partner	65,087	(1,039,519)
Cash manager fees payable	453,083	—
Net cash used in operating activities	(474,722,804)	(585,817,338)

Cash flows from financing activities
Subscriptions	279,849,995	227,012,458
Subscriptions received in advance	12,232,044	22,783,029
Redemptions	(82,780,472)	(66,853,049)
Net cash provided by financing activities	209,301,567	182,942,438

Net decrease in cash and cash equivalents	(265,421,237)	(402,874,900)
Cash and cash equivalents, beginning of period	718,671,095	989,520,835
Cash and cash equivalents, end of period	$453,249,858	$586,645,935

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$426,728,056	$317,459,850
Cash and cash equivalents	26,521,802	269,186,085
Total end of period cash and cash equivalents	$453,249,858	$586,645,935

Supplemental disclosure of cash flow information
Prior period redemptions paid	$11,807,236	$5,857,719
Prior period subscriptions received in advance	$23,610,336	$37,057,961

Supplemental schedule of non-cash financing activities
Redemptions payable	$10,248,563	$11,235,640

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)
For the Nine Months Ended September 30, 2011 and 2010
(Unaudited)

	Class A Interests		Class B Interests
	Units	Amount	Units	Amount	Total
Nine Months Ended September 30, 2011
Balance at December 31, 2010	172,138.6872	$858,255,331	81,701.8729	$543,372,363	$1,401,627,694
Net loss		(50,602,156)		(25,260,312)	(75,862,468)
Subscriptions	35,518.5407	172,067,918	20,189.4883	131,392,413	303,460,331
Redemptions	(9,841.2706)	(47,335,150)	(5,239.9664)	(33,886,649)	(81,221,799)
Transfers	(1,187.2726)	(5,722,527)	883.9986	5,722,527	—
Balance at September 30, 2011	196,628.6847	$926,663,416	97,535.3934	$621,340,342	$1,548,003,758

Nine Months Ended September 30, 2010
Balance at December 31, 2009	147,452.0886	$688,434,529	60,362.5545	$369,300,376	$1,057,734,905
Net income		8,752,060		12,134,132	20,886,192
Subscriptions	29,305.5322	134,091,821	21,561.2334	129,978,598	264,070,419
Redemptions	(8,828.4657)	(40,614,630)	(5,224.8536)	(31,616,340)	(72,230,970)
Transfers	(853.7769)	(3,899,832)	646.2592	3,899,832	—
Balance at September 30, 2010	167,075.3782	$786,763,948	77,345.1935	$483,696,598	$1,270,460,546

Net Asset Value per Unit
	Class A	Class B

September 30, 2011	$4,712.76	$6,370.41
December 31, 2010	4,985.84	6,650.67
September 30, 2010	4,709.04	6,253.74
December 31, 2009	4,668.87	6,118.04

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

During 2011, the Fund made investments totalling $90 million in the Steben Institutional Fund LLC (“SIF”), whose manager is the General Partner.  Presently, the Fund is the only member in SIF.  Similar to the Fund, SIF uses professional commodity trading advisors to engage in the speculative trading of futures and forward currency contracts traded in the U.S. and internationally.  SIF trades within six major market sectors:  stock indices, currencies, interest rate instruments, energy products, metals and agricultural commodities.  SIF commenced trading on March 1, 2011.  SIF incurs trading advisor management and incentive fees, as well as reimburses its manager for operating expenses incurred on its behalf.

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

Steben & Company, Inc. (“General Partner”), is the general partner of the Fund and a Maryland corporation registered with the CFTC as a commodity pool operator and a commodities introducing broker, and is also registered with the SEC as a registered investment adviser and a broker dealer.  The General Partner is a member of the NFA and FINRA. The General Partner manages all aspects of the Fund’s business and serves as one of the Fund’s selling agents.

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

Level 1 –
Fair value is based on unadjusted quoted prices for identical instruments in active markets.  Financial instruments utilizing Level 1 inputs include futures contracts, U.S. Treasury securities and money market funds.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy.  For the periods ended September 30, 2011 and December 31, 2010, there were no such transfers between levels.

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

Cash and Cash Equivalents
Cash and cash equivalents may include cash, funds held in money market accounts and short-term investments with maturities of three months or less at the date of acquisition and that are not held for sale in the normal course of business. The Fund maintains deposits with financial institutions in amounts that are in excess of federally insured limits; however, the Fund does not believe it is exposed to any significant credit risk.

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

Income Taxes
The Fund prepares calendar year U.S. and applicable state and local tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year.  Management has determined there are no material uncertain income tax positions through September 30, 2011.  With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2008.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At September 30, 2011
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$37,682,694	$—	$37,682,694
Net unrealized loss on open forward currency contracts*		(560,182)	(560,182)
Cash and cash equivalents:
Money market fund	12,484,400	—	12,484,400
Investments in securities:
U.S. Treasury securities*	71,571,698	—	71,571,698
U.S. government sponsored enterprise notes*	—	102,871,535	102,871,535
Foreign government sponsored enterprise notes*	—	7,107,303	7,107,303
Commercial paper*	—	146,567,463	146,567,463
Corporate notes*	—	620,501,627	620,501,627
Certificates of deposit*	—	145,875,370	145,875,370
Total	$121,738,792	$1,022,363,116	$1,144,101,908

*See the consolidated condensed schedule of investments for further description.

At December 31, 2010
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$52,816,088	$—	$52,816,088
Net unrealized gain on open forward currency contracts*	—	8,559,334	8,559,334
Cash and cash equivalents:
Money market fund	24,004,531	—	24,004,531
Investments in securities:
U.S. Treasury securities*	79,993,333	—	79,993,333
U.S. government sponsored enterprise notes*	—	75,086,357	75,086,357
Commercial paper*	—	522,463,363	522,463,363
Total	$156,813,952	$606,109,054	$762,923,006

*See the consolidated condensed schedule of investments for further description.

There were no Level 3 holdings at September 30, 2011 or December 31, 2010, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments.  At September 30, 2011 and December 31, 2010, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

September 30, 2011	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Assets	Liabilities	Net
Net unrealized gain on open futures contracts
Agricultural	$13,212,936	$(5,597,104)	$7,615,832
Currency	9,011,201	(4,171,525)	4,839,676
Energy	11,048,782	(3,272,904)	7,775,878
Interest rate	16,773,124	(8,522,523)	8,250,601
Metal	66,151,321	(56,162,045)	9,989,276
Single stock futures	34,365	(219,987)	(185,622)
Stock index	4,886,169	(5,489,116)	(602,947)
Net unrealized gain on open futures contracts	$121,117,898	$(83,435,204)	$37,682,694

Net unrealized gain (loss) on open forward currency contracts	$11,041,220	$(11,601,402)	$(560,182)

At September 30, 2011, there were 88,261 open futures contracts and 2,005 open forward currency contracts.

For the three and nine months ended September 30, 2011, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Types of Exposure	Net realized gain	Net change in unrealized gain (loss)	Net realized gain	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$(22,824,221)	$5,355,174	$(35,445,341)	$(5,451,675)
Currency	(20,848,643)	1,717,880	(23,147,219)	(15,117,635)
Energy	(30,431,271)	8,967,122	(28,172,942)	257,567
Interest rate	143,785,277	6,617,039	165,722,951	8,094,015
Metal	122,357	20,820,607	5,753,319	(591,228)
Single stock futures	(41,191)	(185,622)	71,449	(193,438)
Stock index	(26,823,772)	(3,429,061)	(70,395,016)	(2,131,000)
Total futures contracts	42,938,536	39,863,139	14,387,201	(15,133,394)

Forward currency contracts	(8,718,410)	646,274	6,977,577	(9,119,516)

Total futures and forward currency contracts	$34,220,126	$40,509,413	$21,364,778	$(24,252,910)

For the three and nine months ended September 30, 2011, the number of futures contracts closed was 266,962 and 854,994, respectively, and the number of forward currency contracts closed was 14,011 and 36,792, respectively.

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

For the three and nine months ended September 30, 2010, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
Types of Exposure	Net realized gain	Net change in unrealized gain (loss)	Net realized gain	Net change in unrealized gain (loss)
Futures contracts
Agricultural	$(603,001)	$8,203,091	$(7,027,064)	$4,147,171
Currency	(11,977,428)	15,448,906	3,889,825	7,467,698
Energy	(16,009,110)	11,509,363	(59,691,690)	5,794,814
Interest rate	72,460,931	(14,935,189)	150,639,733	24,387,085
Metal	(5,404,080)	11,309,866	(11,494,256)	6,984,084
Single stock futures	57,515	(43,576)	42,544	7,756
Stock index	(13,589,047)	14,251,878	(53,997,106)	(3,528,181)
Total futures contracts	24,935,780	45,744,339	22,361,986	45,210,427

Forward currency contracts	(1,889,571)	9,537,576	(1,170,388)	8,060,317

Total futures and forward currency contracts	$23,046,209	$55,281,915	$21,191,598	$53,270,744

For the three and nine months ended September 30, 2010, the number of futures contracts closed was 190,478 and 556,000, respectively, and the number of forward currency contracts closed was 12,229 and 31,875, respectively.

4.	General Partner

At September 30, 2011 and December 31, 2010, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund; however, the beneficiary of the sole shareholder of the General Partner had the following investment:

Class B Units	September 30, 2011	December 31, 2010
Units Owned	39.6245	39.6245
Value of Units	$252,424	$263,529

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

To meet margin requirements, the Fund deposits funds with its futures broker, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with the broker. At September 30, 2011 and December 31, 2010, the Fund had margin requirements of $122,531,553 and $150,261,236, respectively.

7.	Administrative Expenses

Effective December 1, 2010, the Fund incurs a monthly administrative fee equal to 1/12th of 0.45% of the Fund’s month-end net asset value. Prior to December 1, 2010, the Fund would reimburse the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12th of 0.65% of the Fund’s month-end net asset value. Administrative expenses include accounting, audit, legal, salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund; such as, salaries and commissions of General Partner marketing personnel, administrative employee salaries and related costs. Pursuant to the terms of the Partnership Agreement, administrative expenses that exceed 1% of the average month-end net asset value of the Fund are the responsibility of the General Partner. All of the administrative expenses were below the 1% administrative expense limitation for the nine months ended September 30, 2010.

For the three and nine months ended September 30, 2011, the Fund incurred an administrative fee of $1,776,764 and $5,114,909, respectively. For the three and nine months ended September 30, 2010, actual administrative expenses were $2,415,068 and $7,359,659, respectively. Of that amount, the General Partner voluntarily waived $395,898 and $1,613,900, respectively, resulting in a net expense to the Fund of $2,019,170 and $5,745,759, respectively. The actual administrative expenses and the amount waived are presented in the consolidated statements of operations.

At September 30, 2011 and December 31, 2010, $596,934 and $531,847, respectively, were payable to the General Partner for administrative expenses.  Such amounts are presented as Administrative expenses payable – General Partner in the consolidated statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Generally, investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner.  The minimum investment is $10,000.  Units are sold at the net asset value per Unit as of the close of business on the last day of the month in which the subscription is accepted.  Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted.  At September 30, 2011 and December 31, 2010, the Fund received advance subscriptions of $12,232,044 and $23,610,336, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to month-end.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at September 30, 2011 and December 31, 2010.

September 30, 2011:
	Country or Region	Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Treasury Securities
	United States	$71,571,698	4.61%

U.S. Government Sponsored Enterprise Notes
	United States	$102,871,535	6.65%

Foreign Government Sponsored Enterprise Notes
	Europe multi-national	$3,266,994	0.21%
	Africa multi-national	2,822,211	0.18%
	France	1,018,098	0.07%
	Total Foreign Government Sponsored Enterprise Notes	$7,107,303	0.46%

Commercial Paper
	United States	$97,284,749	6.27%
	Australia	14,793,508	0.96%
	Netherlands	6,899,789	0.45%
	Great Britain	4,646,306	0.30%
	Netherland Antilles	3,749,823	0.24%
	France	3,749,644	0.24%
	China	3,747,594	0.24%
	South Amercia multi-national	3,499,465	0.23%
	Japan	3,398,844	0.22%
	Canada	3,398,035	0.22%
	Sweden	1,399,706	0.09%
	Total commercial paper	$146,567,463	9.46%

	Country or Region	Fair Value	% of Partners' Capital (Net Asset Value)
Corporate Notes
	United States	$466,641,294	30.20%
	Great Britain	41,658,896	2.69%
	Australia	32,478,638	2.10%
	France	21,699,267	1.40%
	Canada	18,914,500	1.22%
	Netherlands	18,778,597	1.21%
	Nertherland Antilles	9,994,205	0.65%
	Sweden	5,338,455	0.34%
	Germany	4,997,775	0.32%
		$620,501,627	40.13%

Certificates of Deposit
	Canada	$25,450,599	1.68%
	France	21,582,748	1.39%
	Netherlands	21,114,644	1.36%
	Australia	19,502,753	1.26%
	Japan	12,907,694	0.83%
	Germany	11,708,233	0.76%
	Finland	10,602,986	0.68%
	Sweden	7,159,461	0.46%
	United States	6,230,885	0.40%
	Denmark	4,760,280	0.31%
	Switzerland	4,554,888	0.29%
	Great Britain	300,199	0.02%
		$145,875,370	9.44%

At December 31, 2010:

	Country or Region	Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Treasury Securities
	United States	$79,993,333	5.71%

U.S. Government Sponsored Enterprise Notes
	United States	$75,086,357	5.36%

Commercial Paper
	United States	$187,841,672	13.41%
	Great Britain	177,358,309	12.65%
	Netherlands	102,278,232	7.30%
	Australia	54,985,150	3.92%
	Total commercial paper	$522,463,363	37.28%

10.	Indemnifications

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

11.     Interim Financial Statements

The consolidated statements of financial condition, including the consolidated condensed schedule of investments, at September 30, 2011, the consolidated statements of operations for the three and nine months ended September 30, 2011 and 2010, the consolidated statements of cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2011 and 2010, and the accompanying notes to the consolidated financial statements are unaudited.  Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of management, such consolidated financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at September 30, 2011, results of operations for the three and nine months ended September 30, 2011 and 2010, cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2011 and 2010.  The results of operations for the three and nine months ended September 30, 2011 and 2010 are not necessarily indicative of the results to be expected for the full year or any other period.  These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

12.     Financial Highlights

The following information presents per Unit operating performance data and other financial ratios for the three and nine months ended September 30, 2011 and 2010, assuming the Unit was outstanding throughout the entire period:

	Three Months Ended September 30,
	2011		2010
	Class A	Class B	Class A	Class B
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$4,590.75	$6,178.02	$4,491.09	$5,937.65
Income from operations
Net gain from futures and forwards trading(1)	229.17	308.50	287.33	381.22
Net investment loss(1)	(107.16)	(116.11)	(69.38)	(65.13)
Total income from operations	122.01	192.39	217.95	316.09
Net asset value per Unit at end of period	$4,712.76	$6,370.41	$4,709.04	$6,253.74
Total return (5)	2.66%	3.11%	4.85%	5.32%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3) (4)	6.04%	4.20%	6.21%	4.41%
Trading Advisor incentive fee	0.42%	0.42%	—	—
General Partner 1% allocation (5)	0.03%	0.03%	0.05%	0.06%
Total expenses	6.49%	4.65%	6.26%	4.47%

Net investment loss (2) (3) (4) (6)	(7.32)%	(5.52)%	(5.90)%	(4.10)%

	Nine Months Ended September 30,
	2011		2010
	Class A	Class B	Class A	Class B
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$4,985.84	$6,650.67	$4,668.87	$6,118.04
Net gain (loss) from operations
Net gain (loss) from futures and forwards trading(1)	(20.56)	(27.97)	266.51	352.16
Net investment loss(1)	(252.52)	(252.29)	(226.34)	(216.46)
Total income (loss) from operations	(273.08)	(280.26)	40.17	135.70

Net asset value per Unit at end of period	$4,712.76	$6,370.41	$4,709.04	$6,253.74

Total return (5)	(5.48)%	(4.21)%	0.86%	2.22%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees and General Partner 1% allocation (2) (3) (4)	5.89%	4.06%	6.18%	4.37%
Trading Advisor incentive fees (5)	0.67%	0.68%	0.45%	0.43%
General Partner 1% allocation (5)	(0.06)%	(0.04)%	0.01%	0.03%
Total expenses	6.50%	4.70%	6.64%	4.83%

Net investment loss (2) (3) (4) (6)	(6.15)%	(4.33)%	(5.96)%	(4.14)%

Total returns are calculated based on the change in value of a Unit during the period.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1) The net investment loss per Unit is calculated by dividing the net investment loss by the average number of Class A or Class B Units outstanding during the period.  Net gain (loss) from futures and forwards trading is a balancing amount necessary to reconcile the change in net asset value per Unit with the other per Unit information.  Such balancing amount may differ from the calculation of net gain (loss) from futures and forwards trading per Unit due to the timing of trading gains and losses during the period relative to the number of Units outstanding.

(2) All of the 2010 ratios under other financial ratios are computed net of voluntary and involuntary waivers of administrative expenses.  For the three and nine months ended September 30, 2010, the ratios are net of 0.13% and 0.19%, respectively, of average net asset value relating to the waivers of administrative expenses.  Both the nature and the amounts of the waivers are more fully explained in Note 7.

(3) The net investment loss includes interest income and excludes realized and change in unrealized gain (loss) from futures and forwards trading activities as shown in the consolidated statements of operations.  The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net gain (loss) from futures and forwards trading in the consolidated statements of operations.  The resulting amount is divided by the average net asset value for the period.

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

Fund Investment

During 2011, the Fund made investments totaling $90 million in the Steben Institutional Fund LLC (“SIF”), whose manager is the General Partner.  Presently, the Fund is the only member in SIF.  Similar to the Fund, SIF uses professional commodity trading advisors to engage in the speculative trading of futures and forward currency contracts traded in the U.S. and internationally.  SIF trades within six major market sectors:  stock indices, currencies, interest rate instruments, energy products, metals and agricultural commodities.  SIF commenced trading on March 1, 2011.  SIF incurs trading advisor management and incentive fees, as well as reimburses its manager for operating expenses incurred on its behalf.

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

Results of Operations

The returns for Units for the nine months ended September 30, 2011 and 2010 were as follows:

Class of Units	2011	2010
Class A	(5.48)%	0.86%
Class B	(4.21)%	2.22%

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

June

A Units of the Fund were down 3.80% for the month of June and B Units were down 3.65%.  The Fund finished lower this month with losses in equity indices, energies, agricultural commodities, metals and currencies offsetting profits from interest rate instruments.  The markets were relatively quiet during the month, although concerns over Greece’s debt and the end of the Federal Reserve’s quantitative easing program weighed heavily in the news.  A modest flight to quality sent equity prices lower and interest rate instruments higher for the second month in a row.  While the rise in interest rate instrument prices benefited the Fund, the fall in equity prices went against the Fund’s long positions.  Over the past several weeks, the Fund’s trading advisors reduced their long equity positions, reducing the impact. In commodities, improved supply coupled with weaker confidence in the global economy sent prices lower.  The decline in commodity prices was led by a drop in energies prices and agricultural commodities, both of which went against the Fund’s long positions.

July

A Units of the Fund were up 4.31% for the month and B Units were up 4.47%.  The Fund finished higher this month with profits in interest rate instruments, metals, currencies and energy offsetting losses from equity indices. The Fund’s most significant gains came from its long positions in interest rate instruments. Concerns over a weak U.S. economy, and persistent debt issues in Europe, helped push global bond prices higher, benefiting the Fund’s long positions. In metals, rising prices generated profits for the Fund’s long gold positions, while a weaker dollar benefited the Fund’s long positions in major foreign currencies, especially the Swiss franc, Japanese yen and Australian dollar. Equity indices continued to move sideways without a strong trend, generating some losses.  In the energy sector, the Fund’s short positions in natural gas profited from the sustained downward trend in natural gas prices.

August

A Units of the Fund were down 1.56% for the month of August and B Units were down 1.42%.  The Fund finished lower this month with losses in currencies, equity indices and energy offsetting profits in interest rate instruments.  Metals and agricultural commodities were essentially unchanged for the month.  The Fund’s most significant gains came from its positions in interest rate instruments.  Persistent concerns over weak European and U.S. economies coupled with lingering debt concerns in Europe, pushed global bond prices higher, generating profits for the Fund’s long positions.  In currencies the largest losses came from a sharp sell-off in the Australian dollar in the first week of the month that went against the Fund’s long positions.  Following a sharp sell-off in equity markets during the first week of August, the Fund’s trading advisors exited their remaining long positions and went short. For the remainder of the month however, many equity markets bounced from their lows, moving against the Fund’s new positions that generated losses in that sector.  In metals, the Fund generated significant profits from long positions in gold although those profits were offset by losses in industrial metals, especially copper.

September

A Units of the Fund were down 0.03% for the month of September and B Units were up 0.12%.  The Fund finished the month virtually un-changed, as profits from interest rate instruments, equities and metals were offset by losses from agricultural commodities, energy and currencies.  The Fund’s most significant gains came from its long positions in interest rate instruments.  Both the equity and interest rate sectors were impacted by concerns about the global economy and sovereign debt issues that are playing out in Europe and the U.S.  By the end of the month, stocks and interest rates were lower, which generated profits for the Fund’s long positions in interest rate instruments and its short positions in equity indices.  In metals, profits from short positions in industrial metals offset losses from long positions in precious metals.  In agricultural commodities, as well as the energy sector, the Fund’s long positions generated losses as the prices for many of the physical commodities declined during the month.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund's open positions by market sector at September 30, 2011 and December 31, 2010.  All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	September 30, 2011		December 31, 2010
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural	$9,159,901	0.59%	$17,909,018	1.28%
Currency	20,199,260	1.30	52,897,225	3.77
Energy	16,973,127	1.10	24,625,833	1.76
Interest rate	49,489,711	3.20	18,406,255	1.31
Metal	8,923,877	0.58	16,124,426	1.15
Single stock futures	6,390,198	0.41	35,438	—
Stock index	24,854,050	1.61	47,021,043	3.35
Total	$135,990,124	8.79%	$177,019,238	12.62%

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

The following were the primary trading risk exposures of the Fund as of September 30, 2011, by market sector.

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

The following were the only non-trading risk exposures of the Fund as of September 30, 2011.

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

Item 4.  Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at September 30, 2011 (the “Evaluation Date”).  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the nine months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from risk factors disclosed in the Fund’s Form 10-K for year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the nine months ended September 30, 2011.  Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit.  Redemptions of Units during the three months ended September 30, 2011 were as follows:

	July	August	September	Total
A Units
Units redeemed	1,263.5210	1,232.6106	1,503.0208	3,999.1524
Average net asset value per Unit	$4,788.78	$4,713.97	$4,712.76	$4,737.15

B Units
Units redeemed	792.7544	727.5958	496.8581	2,017.2083
Average net asset value per Unit	$6,454.13	$6,362.64	$6,370.41	$6,400.51

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

Date: November 14, 2011	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)