Form 10-K
period 2011-12-31
FUTURES PORTFOLIO FUND L.P.
filed 2012-03-28
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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
(Do not check if a smaller reporting company)

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

The Fund’s fiscal year ends each December 31, and the Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Third Amended and Restated Limited Partnership Agreement (“Partnership Agreement”). At December 31, 2011, the aggregate capitalization of the Fund was $1,482,656,104, consisting of Class A interest of $872,169,401 and Class B interest of $610,486,703. The net asset value per limited partner interests (“Units”) of the Class A Units was $4,527.45 and Class B Units was $6,147.29 at December 31, 2011.

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

During 2011, the Fund made investments of $90 million in the Steben Institutional Fund LLC (SIF), whose manager is the General Partner. Presently, the Fund is the only member in SIF. Similar to the Fund, SIF uses professional trading advisors to engage in the speculative trading of futures and forward currency contracts traded in the U.S. and internationally. SIF trades within the same market sectors at the Fund, stock indices, currencies, interest rate instruments, energy products, metals and agricultural commodities. SIF commenced trading on March 1, 2011.

The Fund maintains its margin deposits and reserves in cash, U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, registered U.S. money market funds, commercial paper, certificates of deposit and corporate notes in accordance with Commodity Futures Trading Commission (“CFTC”) rules. All interest income earned by the Fund accrues to the benefit of the Fund.

The Fund’s business constitutes only one segment for financial reporting purposes. The Fund does not engage in material operations in foreign countries, although it does trade on international futures markets, nor is a material portion of its revenues derived from foreign customers.

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

The General Partner manages all aspects of the Fund’s business, including selecting the Fund’s trading advisors; allocating the Fund’s assets among them; possibly investing a portion of the Fund’s assets in other investment pools; selecting the Fund’s futures broker(s), accountants and attorneys; computing the Fund’s net assets; reporting to limited partners; directing the allocation of excess margin monies; and processing subscriptions and redemptions. The General Partner maintains office facilities for and furnishes administrative and clerical services to the Fund. There have been no material administrative, civil or criminal actions within the past five years against the General Partner or its principals, and no such actions currently are pending.

Trading Advisors

As of March 1, 2012, the Trading Advisors of the Fund and the allocation of the Fund’s trading level are reflected as follows:

% of Total Allocations
Altis Partners (Jersey), Ltd	5%
Aspect Capital, Ltd	9%
BlueCrest Capital Management LLP	20%
Estlander & Partners Ltd.	9%
Lynx Asset Management	6%
PGR Capital LLP	6%
Quantitative Investment Management, LLC	10%
Sunrise Capital Partners, LLC	3%
Transtrend BV	13%
Winton Capital Management, Ltd.	19%

These allocations are subject to change at the General Partner’s sole discretion.

An objective of the Fund’s multi-manager approach is to reduce the Fund’s volatility without sacrificing overall rates of return. The General Partner may, from time to time, adjust the amount of assets allocated to each Trading Advisor, add new Trading Advisors, terminate Trading Advisors or replace Trading Advisors without prior notice to investors. Trading Advisors are selected by the General Partner based on their performance histories and other factors.

Selling Agents

The General Partner acts as a selling agent for the Fund. The General Partner has and intends to continue to appoint certain other broker-dealers registered under the Securities Exchange Act of 1934, as amended (“1934 Act”), and members of FINRA, to act as additional selling agents with respect to Class A and B Units. Selling agents are selected to assist in the making of offers and sales of Class A and B Units. Including the General Partner, the Fund currently has approximately 100 selling agents. The selling agents are not required to purchase any Class A and B Units, or sell any specific number or dollar amount of Class A and B Units, instead use their best efforts to sell such Units. Where the General Partner acts as the selling agent it retains the selling agent fees.

Futures Brokers and Forward Currency Counterparties

The Fund’s futures trading is currently conducted with Newedge USA, LLC (“NUSA”) and J.P. Morgan Securities LLC (“JPMS”). NUSA is a subsidiary of Newedge Group, SA. Newedge Group was formed on January 2, 2008 as a joint venture by Société Générale and Calyon to combine the brokerage activities previously carried by their respective subsidiaries which comprised the Fimat Group and the Calyon Financial Group of affiliated entities. Newedge Group, which is owned 50% each by Calyon and Société Générale, is a société anonyme governed by French law. Newedge UK Finance Limited (NEUK), one of the Fund’s forward currency counterparties, is a wholly-owned subsidiary of Newedge Group, incorporated in England and Wales, and regulated by the Financial Services Authority for the conduct of business in the UK. JPMS is an indirect, wholly-owned subsidiary of JPMorgan Chase & Co., one of the largest bank holding companies in the U.S.

UBS AG is another of the fund’s forward currency counterparties. UBS AG is a global financial services company operating in more than 50 countries. The General Partner may, in its discretion, have the Fund use other futures brokers, swap or forward currency counterparties if it deems it to be in the best interest of the Fund.

Cash Managers

The Fund has engaged J.P. Morgan Investment Management (“JPMIM”) and Principal Global Investors, LLC (“PGI” and, together with JPMIM, the “Cash Managers”) to provide cash management services to the Fund. The Cash Managers will manage the Fund’s cash and excess margin through investments in fixed income instruments, pursuant to investment parameters established by the General Partner.

Description of Current Charges

Charges	Amount
Trading Advisor Management Fees

Each class of Units incurs monthly trading advisor management fees, payable monthly or quarterly in arrears, to the Trading Advisors (based upon the assets under their management), equal to:

▪ BlueCrest Capital Management, LLP: 1/12th of 2%

▪ Quantitative Investment Management, LLC: 0%

▪ Transtrend BV: 1/12th of 1%

▪ Winton Capital Management, Ltd: 1/12th of 1.5%

▪ Other Trading Advisors*: 1/12th of 0.5% to 2%

*Individual Trading Advisors represent less than 10% allocation of the Fund’s trading level.

Trading Advisor Incentive Fees

Each class of Units incurs quarterly trading advisor incentive fees, payable in arrears to the Trading Advisors, for any “Net New Trading Profits” generated on the portion of the Fund the respective Trading Advisor manages, equal to:

▪ BlueCrest Capital Management, LLP              20%

▪ Quantitative Investment Management, LLC    30%

▪ Transtrend BV                                                  25%

▪ Winton Capital Management Ltd.                    20%

▪ Other Trading Advisors*:                            10% to 25%

*Individual Trading Advisors represent less than 10% allocation of the Fund’s trading level.

Net New Trading Profits are calculated based on formulas defined in each Trading Advisor’s trading agreement. In determining Net New Trading Profits, any trading losses generated by the respective Trading Advisor for the Fund in prior periods are carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Trading Advisor for the period exceed any losses from prior periods. The loss carry-forward is proportionally reduced if and to the extent the Fund reduces the amount of assets allocated to the Trading Advisor.

Brokerage Commissions and Expenses	The Fund incurs brokerage commissions and expenses on U.S. futures exchanges at the approximate rate of $1.40 to $27.48, with an average of $3.90 per “round-turn” futures transaction (includes NFA, execution, clearing and exchange fees). Brokerage commissions and expenses may be higher for trades executed on certain foreign exchanges.
Cash Manager Fees	Each class of Units incurs a monthly cash manager fee, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.11% of the investments in securities and certificates of deposit.
General Partner Management Fee	Each class of Units incurs a monthly General Partner management fee equal to 1/12th of 1.75% of Fund net assets at the end of each month, payable in arrears. The General Partner may pay a portion of its monthly management fee on an ongoing basis to selected agents who have sold Units, in return for their provision of ongoing services to limited partners.
General Partner 1 percent allocation	The General Partner receives an annual allocation of 1% of any increase (or decrease) in the Fund’s net asset value, without regard to subscriptions and redemptions.
Selling Agent Fees and Broker Dealer Servicing Fees	The General Partner charges monthly selling agent fees and broker dealer servicing fees, equal to 1/12th of 2% of the month-end net asset value for Class A Units and 1/12th of 0.2% of the month-end net asset value for Class B Units, payable in arrears. The General Partner, in turn, pays selling agent fees and broker dealer servicing fees to the respective selling agents. If selling agent fees are not paid to the selling agents, or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.
Administrative Fee	Each class of Units incur a monthly General Partner administrative fee equal to 1/12th of 0.45% of Fund net assets at the end of each month, payable in arrears. This fee compensates the General Partner for a portion of its actual monthly administrative expenses incurred in administering the Fund. The administrative expenses include all accounting, audit, legal, administrative, marketing and offering expenses, and other back office expenses related to the administration of the Fund.

Market Sectors

The Fund trades speculatively, through the allocation of its assets to Trading Advisors, in U.S. and international futures markets, and may trade or hold futures, forwards, swaps or options. Specifically, the Fund trades futures on interest rate instruments, stock indices, energy products, currencies, metals and agricultural commodities. The Fund also trades forward currency contracts and may trade options, swaps and other forwards other than currencies in the future.

Market Types

The Fund trades on a variety of U.S. and international futures exchanges. As in the case of its market sector allocations, the Fund’s commitments to different types of markets - U.S. and non-U.S., regulated and non-regulated - differ substantially from time to time, as well as over time, and may change at any time if a Trading Advisor, with the approval of the General Partner, determines such change to be in the best interests of the Fund.

Regulations

The Fund is a registrant with the SEC pursuant to the 1934 Act. As a registrant, the Fund is subject to the regulations of the SEC and the reporting requirements of the 1934 Act. As a commodity pool, the Fund is subject to the regulations of the CFTC, an agency of the U.S. government, which regulates most aspects of the commodity futures industry; rules of the NFA, an industry self-regulatory organization; and the requirements of commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of futures commission merchants, futures brokers and Interbank market makers through which the Fund trades.

Under the Commodity Exchange Act (“CEAct”), commodity exchanges and commodity futures trading are subject to regulation by the CFTC. The NFA, a registered futures association under the CEAct, is the only non-exchange self-regulatory organization for commodity industry professionals. The CFTC has delegated to the NFA responsibility for the registration of commodity trading advisors, commodity pool operators, futures commission merchants, introducing brokers and their respective associated persons and floor brokers. The CEAct requires commodity pool operators, commodity trading advisors and futures brokers or futures commission merchants such as the Fund’s futures brokers to be registered and to comply with various reporting and recordkeeping requirements. The General Partner and the Fund’s futures brokers are members of the NFA. The CFTC may suspend a commodity pool operator’s or trading advisor’s registration if it finds that its trading practices tend to disrupt orderly market conditions, or as the result of violations of the CEAct or rules and regulations promulgated thereunder. In the event the General Partner’s registration as a commodity pool operator were terminated or suspended, the General Partner would be unable to continue to manage the business of the Fund. Should the General Partner’s registration be suspended, dissolution of the Fund might result.

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

The Reform Act also amended the definition of eligible contract participant, and the CFTC has interpreted that definition in such a manner that the Fund may no longer be permitted to engage in forward currency transactions by directly accessing the interbank market. Rather, if and when the Reform Act’s new definition goes into effect, the Fund may be limited to engaging in retail forex transactions which could limit the Fund’s potential forward currency counterparties to futures commission merchants and retail foreign exchange dealers. Thus, limiting the Fund’s potential forward currency counterparties could lead to the Fund bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees. The retail forex markets could also be significantly less liquid than the interbank market. Moreover, the creditworthiness of the futures commission merchants and retail foreign exchange dealers with whom the Fund may be required to trade could be significantly weaker than the creditworthiness of the financial institutions with whom the Fund currently engages for its forward currency transactions. Although the impact of requiring the Fund to conduct forward currency transactions in the retail market could be substantial, the full scope is currently unknown and the ultimate effect could also be negligible.

Additionally, the CFTC and certain commodity exchanges have established limits on the maximum net long and net short positions which any person, including the Fund, may hold or control in particular commodities. Most exchanges also limit the maximum changes in futures contract prices that may occur during a single trading day. The Fund also trades in dealer markets for forward currency contracts, which are not regulated by the CFTC. Federal and state banking authorities do not regulate forward trading or forward dealers. In addition, the Fund trades on foreign commodity exchanges, which are not subject to regulation by any U.S. government agency. The CFTC adopted a separate position limits regime for 28 so-called “exempt” (i.e. metals and energy products) and agricultural futures and options contracts and their economically equivalent swap contracts, subject to a delayed implementation schedule. Position limits in spot months are 25% of the official estimated deliverable supply of the underlying commodity and in a non-spot month a percentage of the average open interest in all months for each contract. The General Partner believes that the proposed limits are sufficiently large that when implemented, they should not restrict the Fund’s trading strategy.

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

Potential Increase in Leverage

The General Partner may increase the leverage used with a particular Trading Advisor by the use of notional funds. Notional funds are used when a Trading Advisor is instructed to trade an account according to its trading system under the assumption that the account is larger than the actual cash or securities on hand. This additional leverage, while creating additional profit potential which the General Partner feels may be appropriate with certain Trading Advisors in light of the Fund’s multi-trader diversification, also increases the risk of loss to the Fund.

Volatility

The volatility of the Fund is expected to be similar to what it has been in the past, although it could be more or less volatile in the future depending upon the volatility of the market, the success of the Trading Advisors and the level of notional funding used by the General Partner in its allocations to the Trading Advisors.

Liquidity

Although the Fund offers monthly redemptions, the Fund may delay payment if special circumstances require, such as a market emergency that prevents the liquidation of commodity positions or a delay or default in payment to the Fund by a futures broker or a counterparty.

Complex Fee Structure

Allocation to more than one Trading Advisor makes the Fund’s fee structure more complex which in turn could diminish the Fund’s profit potential.

Fund Expenses Will Be Substantial

The Fund is obligated to pay brokerage expenses, selling agent and management fees to the General Partner and various Trading Advisors and other administrative fees, regardless of whether it realizes profits. The Fund will need to make substantial trading profits to avoid depletion of its assets from these expenses.

Reliance on General Partner

The Fund’s success depends significantly on the General Partner’s ability to select Trading Advisors.

Dependence on Key Personnel

The General Partner is dependent on the services of Mr. Kenneth E. Steben and key management personnel. If Mr. Steben’s services became unavailable, another principal of the firm or a new principal (whose experience cannot be known at this time) would need to take charge of the General Partner.

Reliance on the Trading Advisors

The Fund’s success depends largely on the ability of its Trading Advisors. There can be no assurance that their trading methods will produce profits (or not generate losses). Past performance is not necessarily indicative of future results.

Reliance on Futures Brokers’ Financial Condition

If one of the futures brokers becomes insolvent, the Fund might incur a loss of all or a portion of the funds it had deposited directly or indirectly with such futures broker. There is no government insurance for commodity brokerage accounts. Such a loss could occur if one of the futures brokers unlawfully failed to segregate its customers’ funds or if a customer failed to pay a deficiency in its account.

Use of Cash Managers

A significant percentage of the Fund’s assets not placed as margin with the futures brokers are managed by the Cash Managers. Using investment guidelines established by the General Partner, the Cash Managers invest the excess margin in U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, commercial paper, corporate notes and certificates of deposit. Although these investments are considered to be high quality, some of the securities purchased are neither guaranteed by the U.S. government nor supported by the full faith and credit of the U.S. government. There is some risk that a security issuer may fail to pay the interest and principal in a timely manner, or that negative perceptions about the issuer’s ability to make such payments will cause the price of these instruments to decline in value.

Investment in Other Investment Pools

Currently, the Fund has an investment in Steben Institutional Fund LLC (SIF). SIF incurs trading advisor management and incentive fees, cash manager fees, as well as reimburses its manager for operating expenses incurred on its behalf. The Fund may invest in other pools. The Fund expects to be liable to those pools (e.g., limited partners), only for the amount of its investment plus any undistributed profits. However, there can be no assurance in this regard, and the Fund might invest as a general partner if the situation warranted, and thus be liable for additional amounts.

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

Non-Transferability of Units

Investors may acquire Units only for investment and not for resale, and the Units are transferable only with the General Partner’s consent, provided that the economic benefits of ownership of a limited partner may be transferred or assigned without the consent of the General Partner. There will be no resale market for the Units. However, limited partners may redeem all or (subject to certain limitations) any portion of their Units at the end of any month, on five business days’ written notice to the General Partner.

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

Indemnification

The Fund is required to indemnify the General Partner, the Trading Advisors and the futures brokers, and their affiliates, against various liabilities they may incur in providing services to the Fund, provided the indemnified party met the standard of conduct specified in the applicable indemnification clause. The Fund’s indemnification obligations could require the Fund to make substantial indemnification payments.

Termination of Fund

The Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Partnership Agreement. For example, the General Partner can withdraw on 60 days’ prior written notice, and such a withdrawal could result in termination of the Fund. The General Partner has no present intention of withdrawing and intends to continue the Fund business as long as it believes that it is in the best interest of all Partners to do so. In addition, certain events may occur which could result in early termination.

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

Incentive Fees to the Trading Advisors

The Trading Advisors are entitled to incentive fees, therefore the Trading Advisors may have an incentive to cause the Fund to make riskier or more speculative investments than it otherwise would.

Personal Trading

The Trading Advisors, the futures brokers, the General Partner and the principals and affiliates thereof may trade commodity interests for their own account. In such trading, positions might be taken which are opposite those of the Fund, or that compete with the Fund’s trades.

Trades by the Trading Advisors and their Principals

The Trading Advisors and their principals may trade for their own accounts in addition to directing trading for client accounts. Therefore, the Trading Advisors and their principals may be deemed to have a conflict of interest concerning the sequence in which orders for transactions will be transmitted for execution. Additionally, a potential conflict may occur when the Trading Advisors and their principals, as a result of a neutral allocation system, testing a new trading system, trading their own proprietary account(s) more aggressively, or any other actions that would not constitute a violation of fiduciary duties, take positions in their own proprietary account(s) which are opposite, or ahead of, the position(s) taken for a client. Proprietary accounts, in trading a new or experimental system, may enter the same markets earlier than (either days before or on the same day) client accounts traded at the same or other futures commission merchants. Since the principals of the Trading Advisors trade futures and foreign exchange for their own accounts, there is potentially a conflict of interest between these principals and the Trading Advisors’ clients when allocating prices on trades that are executed by a futures commission merchant at multiple prices. In such instances, the Trading Advisors use a non-preferential method of fill allocation. The clients of the Trading Advisors will not be permitted to inspect the personal trading records of the Trading Advisors, NUSA, JPMS, or their respective principals, or the written policies relating to such trading. Client records are not available for inspection due to their confidential nature.

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

Operation of Other Commodity Pools

The General Partner currently operates three other commodity pools and might have an incentive to favor those pools over the Fund.

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

Futures Brokers

The futures brokers affect transactions for customers (including public and private commodity pools), including the Fund, who may compete with the Fund’s transactions including with respect to priorities or order entry. Since the identities of the purchaser and seller are not disclosed until after the trade, it is possible that the futures brokers could effect transactions for the Fund in which the other parties to the transactions are the futures brokers’ officers, directors, employees, customers or affiliates. Such persons might also compete with the Fund in making purchases or sales of commodities without knowing that the Fund is also bidding on such commodities. Since orders are filled in the order in which they are received by a particular floor broker, transactions for any of such persons might be executed when similar trades for the Fund are not executed or are executed at less favorable prices. However, in entering orders for the Fund and other customer accounts, including with respect to priorities of order entry and allocations of executed trades, CFTC regulations prohibit a futures commission merchant from utilizing its knowledge of one customer’s trades for its own or its other customer’s benefit.

Item 1B.	Unresolved Staff Comments

Not Applicable.

Item 2.	Properties

The Fund does not use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts, cash and high grade fixed income instruments.

The General Partner’s principal business office is in Rockville, Maryland.

Item 3.	Legal Proceedings

None.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Neither Class A nor B Units of the Fund are publicly traded. Both Class A and B Units may be transferred or redeemed subject to the conditions imposed by the Partnership Agreement.

Class A and B Units are being offered continuously by selling agents on a best-efforts basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the first business day of each month. The minimum investment is $10,000.

Holders

As of February 29, 2012, there were 12,602 and 7,748 holders of Class A and B Units of the Fund, respectively.

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the year ended December 31, 2011.

The proceeds of the sale of registered securities are deposited in the Fund’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with the Fund’s trading policies and the Trading Advisors’ trading programs.

Issuer Purchases of Equity Securities.

Class A and B Units are eligible for redemption on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. Redemptions may be made by a limited partner as of the last business day of any month at the net asset value on such redemption date of the redeemed Units (or portion thereof) on that date, on five business days’ prior written notice to the General Partner. Partial redemptions must be for at least $1,000, unless such requirement is waived by the General Partner. In addition, if making a partial redemption, the limited partner must maintain at least $10,000 or his original investment amount, whichever is less, in the Fund unless such requirement is waived by the General Partner.

Redemptions of Class A and B Units during the fourth quarter 2011 were as follows:

	October	November	December	Total
Class A Units
Units redeemed	924.9299	3,445.6687	3,057.8402	7,428.4388
Average net asset value per unit	$4,443.52	$4,463.87	$4,527.45	$4,487.51

Class B Units
Units redeemed	585.2192	955.8637	1,333.3922	2,874.4751
Average net asset value per unit	$6,015.43	$6,051.99	$6,147.29	$6,088.75

Item 6.	Selected Financial Data

The following selected consolidated financial data of the Fund as of and for the years ended December 31, 2011, 2010, 2009, 2008 and 2007 is derived from the consolidated financial statements that have been audited by McGladrey & Pullen, LLP, the Fund’s independent registered public accountant. This financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with the Fund’s consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
Income Statement Items
Net gain (loss) from trading	$(46,536,177)	$182,134,426	$(1,321,770)	$261,554,585	$45,735,396
Interest income and net loss from trading of investments in securities and certificates of deposit	(2,821,909)	3,119,900	4,484,279	19,068,236	26,770,478
Net total expenses	(84,954,757)	(84,518,180)	(66,508,237)	(94,568,427)	(47,724,348)
Net income (loss)	$(134,312,843)	$100,736,146	$(63,345,728)	$186,054,394	$24,781,526

Balance Sheet Items
Total assets	$1,527,648,938	$1,457,657,150	$1,109,264,003	$899,233,549	$562,253,689
Total partners’ capital (net asset value)	$1,482,656,104	$1,401,627,694	$1,057,734,905	$832,985,264	$545,106,985

Class A Units
Net asset value per unit	$4,527.45	$4,985.84	$4,668.87	$5,018.96	$3,867.65
Increase (decrease) in net asset value per unit	$(458.39)	$316.97	$(350.09)	$1,151.31	$142.06
Total return	(9.19)%	6.79%	(6.98)%	29.77%	3.81%

Class B Units
Net asset value per unit	$6,147.29	$6,650.67	$6,118.04	$6,460.05	$4,891.11
Increase (decrease) in net asset value per unit	$(503.38)	$532.63	$(342.01)	$1,568.94	$263.30
Total return	(7.57)%	8.71%	(5.29)%	32.08%	5.69%

Results from past periods are not necessarily indicative of results that may be expected for any future period.

The following supplementary summarized quarterly data are presented for the three-months ended March 31, June 30, September 30 and December 31, 2011 and 2010.

	March 31, 2011		March 31, 2010
	Class A	Class B	Class A	Class B
Net income (loss)	$(18,400,103)	$(9,333,572)	$14,838,449	$10,301,774
Increase (decrease) in net asset value per unit	(102.88)	(108.24)	87.12	142.04
Net asset value per unit	4,882.96	6,542.43	4,755.99	6,260.08
Ending net asset value	872,614,597	564,946,618	45,880,303	413,165,763

	June 30, 2011		June 30, 2010
	Class A	Class B	Class A	Class B
Net income (loss)	$(55,753,170)	$(34,122,905)	$(42,843,931)	$(22,781,078)
Increase (decrease) in net asset value per unit	(292.21)	(364.41)	(264.90)	(322.43)
Net asset value per unit	4,590.75	6,178.02	4,491.09	5,937.65
Ending net asset value	871,728,629	571,502,385	729,331,259	22,890,183

	September 30, 2011		September 30, 2010
	Class A	Class B	Class A	Class B
Net income	$23,551,117	$18,196,165	$36,757,542	$24,613,436
Increase in net asset value per unit	122.01	192.39	217.95	316.09
Net asset value per unit	4,712.76	6,370.41	4,709.04	6,253.74
Ending net asset value	926,663,416	621,340,342	786,763,948	483,696,598

	December 31, 2011		December 31, 2010
	Class A	Class B	Class A	Class B
Net income (loss)	$(36,771,373)	$(21,679,002)	$47,567,365	$32,282,589
Increase (decrease) in net asset value per unit	(185.31)	(223.12)	276.80	396.93
Net asset value per unit	4,527.45	6,147.29	4,985.84	6,650.67
Ending net asset value	872,169,401	610,486,703	858,255,331	543,372,363

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Management

Effective April 1, 2011, the Fund engaged J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund. The Fund’s objective in retaining the Cash Managers is to enhance the return on its assets not required to be held by the Fund’s brokers to support the Fund’s trading. There is no guarantee that the Cash Managers will achieve returns for the Fund, net of fees payable to the Cash Managers, in excess of the returns previously achieved through the General Partner’s efforts and/or available through the Fund’s brokers, or that the Cash Managers will avoid a loss of principal on amounts placed under their management.

Prior to April 1, 2011, the Fund used UBS Financial Services, Inc. and Bank of America Merrill Lynch as its cash management securities brokers.

Liquidity

At December 31, 2011, there are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

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

Results of Operations

The returns for each Class of Units for the years ended December 31, 2011, 2010, and 2009 were:

Class of Units	2011	2010	2009
Class A	(9.19)%	6.79%	(6.98)%
Class B	(7.57)%	8.71%	(5.29)%

Past performance is no guarantee of future results. Monthly analysis of the trading gains and losses is provided below.

2011

January

A Units of the Fund were down 1.42% for the month of January and B Units were down 1.27%. The Fund finished lower this month as losses from foreign currencies, interest rate instruments and metals offset profits from energy products, equity indices and agricultural commodities. The most significant losses came from the Fund’s positions in international currencies as several exchange prices reversed direction in response to positive economic news in both the U.S. and Europe. Cross-currency trades in several markets, including the British pound/Japanese yen, euro/Australian dollar, and British pound/Australian dollar all reversed and moved against the Fund’s positions during the month. In equity indices, the Fund saw profits from its long positions in both European and U.S. indices. In interest rates, mixed performance among contracts led to a loss in that sector. Gold prices retreated this month generating losses for the Fund’s long positions, while rising prices in cotton, corn and sugar contributed additional profits in agricultural commodities.

February

A Units of the Fund were up 2.16% for the month of February and B Units were up 2.31%. The Fund finished higher this month as profits from energy products, equity indices, metals, agricultural commodities and currencies offset losses in interest rate instruments. The most significant profits came from the Fund’s positions in energy products as tensions in the Middle East, and especially in Libya, pushed oil prices higher benefiting the Funds’ long positions in that sector. Global equity prices were volatile this month, but finished higher by the end of the month which added profits from the Fund’s long positions. Both industrial and precious metals prices trended higher, as did agricultural commodity prices. The rising prices from all three of these sectors generated profits for the Fund’s long positions. Prices were mixed in interest rate instruments, with losses offsetting profits in that sector.

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

April

A Units of the Fund were up 3.58% for the month of April and B Units were up 3.73%. The Fund finished higher this month with profits from currencies, metals, stock indices and energy products offsetting losses from interest rate instruments and agricultural commodities. The most significant profits came from the foreign exchange markets, where the Fund’s long positions benefited from significant price appreciation in the Australian dollar relative to several other currencies including the U.S. dollar. Precious metals, including silver and gold, continued to trend higher generating profits for the Fund, although a reversal in industrial metals offset some of those profits. Oil product prices also pushed higher which benefited the Fund’s long positions, but losses from natural gas dampened gains for the energy sector.

May

A Units of the Fund were down 5.65% for the month of May and B Units were down 5.52%. The Fund finished lower this month with losses from energy products, foreign exchange, metals, equity indices and agricultural commodities offsetting profits from interest rate instruments. An abrupt sell-off in physical commodities early in the month sent energy products and precious metals prices sharply lower. The most significant losses in these sectors came from long positions in light crude, Brent crude, silver and aluminum. Reports that Greece was considering leaving the euro zone sparked a flight to safety that drove global indices lower and interest rate instruments and the U.S. dollar sharply higher. While the market moves were profitable for the Fund’s long positions in interest rate instruments, they went against the Fund’s long positions in global indices and several foreign currencies which generated losses. In agricultural commodities, losses were mostly in coffee, corn and sugar.

June

A Units of the Fund were down 3.80% for the month of June and B Units were down 3.65%. The Fund finished lower this month with losses in equity indices, energy products, agricultural commodities, metals and currencies offsetting profits from interest rate instruments. The markets were relatively quiet during the month, although concerns over Greece’s debt and the end of the Federal Reserve’s quantitative easing program weighed heavily in the news. A modest flight to quality sent equity prices lower and interest rate instruments higher for the second month in a row. While the rise in interest rate instrument prices benefited the Fund, the fall in equity prices went against the Fund’s long positions. Over the past several weeks, the Fund’s trading advisors reduced their long equity positions, reducing the impact. In commodities, improved supply coupled with weaker confidence in the global economy sent prices lower. The decline in commodity prices was led by a drop in energies prices and agricultural commodities, both of which went against the Fund’s long positions.

July

A Units of the Fund were up 4.31% for the month and B Units were up 4.47%. The Fund finished higher this month with profits in interest rate instruments, metals, currencies and energy products offsetting losses from equity indices. The Fund’s most significant gains came from its long positions in interest rate instruments. Concerns over a weak U.S. economy, and persistent debt issues in Europe, helped push global bond prices higher, benefiting the Fund’s long positions. In metals, rising prices generated profits for the Fund’s long gold positions, while a weaker dollar benefited the Fund’s long positions in major foreign currencies, especially the Swiss franc, Japanese yen and Australian dollar. Equity indices continued to move sideways without a strong trend, generating some losses. In the energy sector, the Fund’s short positions in natural gas profited from the sustained downward trend in natural gas prices.

August

A Units of the Fund were down 1.56% for the month of August and B Units were down 1.42%. The Fund finished lower this month with losses in currencies, equity indices and energy products offsetting profits in interest rate instruments. Metals and agricultural commodities were essentially unchanged for the month. The Fund’s most significant gains came from its positions in interest rate instruments. Persistent concerns over weak European and U.S. economies coupled with lingering debt concerns in Europe, pushed global bond prices higher, generating profits for the Fund’s long positions. In currencies the largest losses came from a sharp sell-off in the Australian dollar in the first week of the month that went against the Fund’s long positions. Following a sharp sell-off in equity markets during the first week of August, the Fund’s trading advisors exited their remaining long positions and went short. For the remainder of the month however, many equity markets bounced from their lows, moving against the Fund’s new positions that generated losses in that sector. In metals, the Fund generated significant profits from long positions in gold although those profits were offset by losses in industrial metals, especially copper.

September

A Units of the Fund were down 0.03% for the month of September and B Units were up 0.12%. The Fund finished the month virtually un-changed, as profits from interest rate instruments, equities and metals were offset by losses from agricultural commodities, energy products and currencies. The Fund’s most significant gains came from its long positions in interest rate instruments. Both the equity and interest rate sectors were impacted by concerns about the global economy and sovereign debt issues that are playing out in Europe and the U.S. By the end of the month, stocks and interest rates were lower, which generated profits for the Fund’s long positions in interest rate instruments and its short positions in equity indices. In metals, profits from short positions in industrial metals offset losses from long positions in precious metals. In agricultural commodities, as well as the energy sector, the Fund’s long positions generated losses as the prices for many of the physical commodities declined during the month.

October

A Units of the Fund were down 5.71% for the month and B Units were down 5.57%. October proved to be difficult month for the Fund in the face of a near sea change in market sentiment from a risk-averse to a risk-seeking mode. During the month, investors responded optimistically to the latest European plan to solve the Greek sovereign debt crisis. Furthermore, the Bank of England launched a new round of quantitative easing. Meanwhile, minutes from the latest Fed meeting revealed that members were open to QE3 as a backstop if economic growth should continue to falter. These developments led to sharp reversals across a broad range of markets during October, causing losses for the Fund’s largely bearish portfolio. The largest declines came in currency markets where a sudden surge in Eurozone optimism hurt the Fund’s long US dollar-short European currency positions. In addition, the Bank of Japan intervened to weaken the yen on the last trading day of the month, hurting the Fund’s long positions. The Fund was, however, able to profit from a rally in the Australian dollar. In physical commodities, a rally in crude oil as well as in base metals caused losses for the Fund’s short positions. However, the Fund benefited from a rally in gold. Finally, the Fund’s long fixed income-short equity exposures were negatively impacted by a rotation from bonds into stocks, as the S&P 500 Index recorded its largest monthly percentage gain since 1991.

November

A Units of the Fund were up 0.46% for the month and B Units were up 0.61%. November saw a rapid waning of investor enthusiasm for the European sovereign debt rescue package announced in the prior month. Attention turned to the possibility of an Italian default and doubts arose as to the ability of the European Financial Stability Facility to prevent a more widespread contagion. Markets thus reversed from “risk-on” in October to “risk-off” in early November, with global equities falling, bonds rallying and high-yield currencies depreciating as investors grew less tolerant of risk. However, at month-end the Federal Reserve, in conjunction with European and Asian central banks, intervened to provide a large liquidity injection into the financial system causing a sharp market rebound and yet another trend reversal in financial futures. Physical commodity futures proved to be somewhat uncorrelated to other sectors in November, providing profitable trends for the Fund. The Fund finished the month with positive net performance. Gains were made in commodities, particularly in short natural gas and short soybean positions. However, these were partially offset by losses in equities and currencies where managers were whipsawed by macro-driven market reversals. The fixed income sector generated only modest gains as profits early in the month from the Fund’s long bond exposures were eroded by a rise in yields in the last week, particularly in Japanese government bonds.

December

A Units of the Fund were up 1.42% for the month and B Units were up 1.57%. The European sovereign debt crisis continued

to dominate headlines in December. A flight to safety by investors early in the month prompted the European Central Bank to cut its key policy interest rates by another 25 bps, following a similar move in November. In addition, the ECB provided European banks a record €489 billion in 3-year loans to keep credit flowing in the region. The impact of this monetary easing was a further depreciation of the Euro, while also sparking a rally in European bond markets, and a small month-end rebound in global equities. The Fund posted a positive return in December, profiting from its short currency positions in the Euro and long positions in European fixed income instruments. Equity sector returns were relatively flat for the month. In commodities, the Fund benefited from short positions in natural gas, as mild weather and excess supply depressed prices further. However, downturns in oil and gold, where the Fund was positioned long, led to offsetting losses.

2010

January

A Units of the Fund were down 4.56% for the month of January and B Units were down 4.42%. The Fund ended the month lower as losses from global equity indices, energy products, metals and currencies offset profits from interest rate instruments and agricultural commodities. The Fund’s most significant losses came from global equity indices. The sector reversed from an upward trend that began in March of 2009. The stock market experienced a sharp sell-off after investors reacted to the growing concern of weaker global economic growth and the decision by the U.S. government to limit speculative trading by banks. This price reversal went against the Fund’s long positions, which generated losses. China announced it was taking steps to limit bank lending in order to moderate its own growth. The news pushed commodity prices lower, especially in energy products and industrial metals. The lower prices went against the Fund’s long positions in those sectors. Interest rate instrument prices were higher this month, which helped recover some of the losses the sector generated in last month’s trading.

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

April

A Units of the Fund were up 1.48% for the month of April and B Units were up 1.63%. The Fund finished higher this month as profits in energy products, interest rate instruments and currencies offset losses in agricultural commodities, equity indices and metals. The most significant gains came from the energy sector. Oil prices continued to rise, which benefited the Fund’s long positions, while the Fund’s short positions in natural gas realized profits as prices trended lower. Rating agencies lowered credit ratings on sovereign debt for Greece, Portugal and Spain. In a flight to safety, U.S. treasury prices and the U.S. dollar rallied while European currencies and debt instrument prices fell, generating profits for the Fund in each of those markets. U.S. equity markets continued to trend higher, but profits from those markets were offset by losses from long positions in foreign equity indices.

May

A Units of the Fund were down 6.38% for the month of May and B Units were down 6.25%. While disappointing, this wasn’t a surprise given the sharp turnaround in the global stock and bond markets caused by the sovereign debt crisis in Europe. Losses in energy products and equity indices offset gains in interest rate instruments and metals. Long positions in the energy sector were responsible for the most significant losses as commodity prices fell on heightened concerns over the European debt crisis. U.S. Treasury instrument prices trended higher, while stock indices and energy prices fell in an apparent flight to safety. While the increase in the price of interest rate instruments was profitable for the Fund’s long positions, the sharp reversals in both energy products and equities went against established upward trends in those markets, which generated losses. Base metal prices also reversed course, which resulted in a loss. Those losses, however, were tempered by gains in the Fund’s long positions in gold, aluminum and zinc.

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

August

A Units of the Fund were up 3.62% for the month and B Units were up 3.78%. The Fund finished higher this month led by profits in interest rate instruments, energy products, metals and currencies. The most significant gains came from long positions in interest rate instruments. Concerns over a weak U.S. economy, along with perceived threats of a “double-dip” recession, sent yields lower, including 10-year Treasury bonds and 10-year UK gilts, which saw their lowest level since March 2009. Global stock indices continued to move sideways without strong trends. In the energy sector, the Fund’s short positions in natural gas profited from its sustained downward trend. The metals sector benefited from long positions in precious metals, including gold and platinum.

September

A Units of the Fund were up 2.78% for the month and B Units were up 2.93%. The Fund finished higher this month with profits in equity indices, agricultural commodities, metals and currencies offsetting losses in interest rate instruments and energy products. The most significant gains came from long positions in equity indices. Global equity prices continued to move higher in September which benefited the Fund’s positions. Both industrial and precious metals prices trended higher, generating profits for the Fund’s long positions in gold, silver and copper. The U.S. dollar trended lower against several foreign currencies, with the Australian dollar generating the most profits in the sector. Early in the month, interest rate instruments prices fell which generated early losses for the sector. However, prices rallied toward the end of the month after the Fed’s comments on quantitative easing. The late rally in interest rate instruments benefited the Fund’s long positions, but it was not enough to offset earlier losses. In the energy sector, the Fund’s short positions in natural gas profited from a sustained downward trend, but a sharp rise in crude oil went against the Fund’s short positions, resulting in a net loss for that sector.

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

20

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

July

A Units of the Fund were down 0.72% for the month of July 2009 and B Units were down 0.57%. Profits from equity indices, metals and foreign currencies were not sufficient to offset losses from energy products and agricultural commodities. Equity markets were volatile as they initially fell early in the month in response to poor economic data in the U.S. By mid-month increased optimism about the global economy pushed equity markets to eight month highs. The rising global equity prices generated profits for the Fund’s long positions. The Fund’s long positions in base metals, including aluminum, nickel and copper, benefited from upward trends in those markets that also generated profits. In energy markets heating oil and gasoline prices continued to move sideways and generated losses for the Fund’s positions in this sector.

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

December

A Units of the Fund were down 4.93% for the month of December 2009 and B Units were down 4.78%. The Fund finished lower this month as losses from interest rate instruments, energy products, foreign currencies and metals offset profits from equity indices and agricultural commodities. The Fund’s most significant losses came from its long positions in interest rate instruments. Early in the month, short-term interest rates rose suddenly on speculation that the Federal Reserve might speed up its timetable for increasing its target rate. In the energy sector, a long downward trend in natural gas prices unexpectedly reversed. Natural gas prices hit an 11-month high as government data showed lower than expected U.S. inventories. This sharp price increase went against the Fund’s short natural gas positions, which resulted in a loss. In equity indices, the Fund generated profits from its long positions as the stock market rally that began in early March continued through December.

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

The Fund’s most significant accounting policy is the valuation of its assets invested in U.S. and foreign futures and forward currency contracts, and fixed income instruments. The Fund’s futures contracts are exchange-traded, with the fair value of these contracts based on exchange settlement prices. The fair values of non-exchange-traded contracts, such as forward currency contracts, are based on third-party quoted dealer values on the interbank market. The fair value of money market funds is based quoted market prices for identical shares. U.S. Treasury securities are stated at fair value based on quoted market prices for identical assets in an active market. Notes of U.S. and foreign government sponsored enterprises, as well as certificates of deposit, commercial paper and corporate notes, are stated at fair value based on quoted market prices for similar assets in an active market. Given the valuation sources, there is little judgment or uncertainty involved in the valuation of these assets, and it is unlikely that materially different amounts would be reported under different valuation methodologies or assumptions.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund's open positions by market sector at December 31, 2011 and 2010. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. At December 31, 2011 and 2010, the Fund's total capitalization was $1,482,656,104 and $1,401,627,694, respectively.

	December 31,
	2011		2010
		% of Total		% of Total
Market Sector	Value at Risk	Capitalization	Value at Risk	Capitalization

Agricultural commodities	$14,326,308	0.97%	$17,909,018	1.28%
Currencies	39,181,399	2.64	52,897,225	3.77
Energy products	16,421,733	1.11	24,625,833	1.76
Interest rates	67,417,861	4.55	18,406,255	1.31
Metals	22,681,640	1.53	16,124,426	1.15
Single stock futures	1,582,289	0.11	35,438	0.00
Stock indices	29,852,293	2.01	47,021,043	3.35
Total	$191,463,523	12.92%	$177,019,238	12.62%

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

Non-Trading Risk

The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial to the Fund as a whole. The Fund also has non-trading market risk as a result of investing a substantial portion of its available assets in U.S. Treasury securities, U.S. government sponsored enterprise notes, commercial paper, corporate notes and certificates of deposit. Although these investments are considered to be high quality, some of the securities purchased are neither guaranteed by the U.S. government nor supported by the full faith and credit of the U.S. government. There is some risk that a security issuer may fail to pay the interest and principal in a timely manner, or that negative perceptions about the issuer’s ability to make such payments will cause the price of these instruments to decline in value.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2011 and 2010, by market sector.

Agricultural Commodities

The Fund’s primary agricultural exposure is due to price movements in agricultural commodities, which are often directly affected by severe or unexpected weather conditions as well as other factors. The Fund's agricultural exposure is primarily to cotton, coffee, cocoa, rubber, corn, soybeans, sugar and wheat.

Currencies

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

Energy Products

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

Interest Rate Instruments

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

Stock Indices

The Fund's primary equity exposure is due to equity price risk in many countries other than the U.S. Additionally, the Fund bears the risk that static markets would not cause major market changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous small losses. The stock index futures traded by the Fund are limited to futures on broadly based indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major Australian, Canadian, European, Hong Kong, Japanese and U.S. indices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the significant non-trading risk exposures of the Fund as of December 31, 2011 and 2010.

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

U.S. Treasury Securities, U.S. and Foreign Government Sponsored Enterprise Notes, Commercial Paper, Corporate Notes and Certificates of Deposit

Monies in excess of margin requirements are invested in fixed income instruments, including U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, commercial paper, corporate notes and certificates of deposit. Fluctuations in prevailing interest rates could cause immaterial mark-to-market gains or losses on the Fund's investments; although substantially all of these investments are held to maturity.

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

Evaluation of Disclosure Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at December 31, 2011 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

The Fund’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. The Fund’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Fund; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States, and that receipts and expenditures of the Fund are being made only in accordance with authorizations of management of the Fund; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Fund’s assets that could have a material effect on the consolidated financial statements.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2011, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2011, the Fund’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the year ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Kenneth E. Steben is the General Partner’s founder, President and Chief Executive Officer. Additionally, he is Chairman of the board of directors of the General Partner. Mr. Steben, born in January 1955, received his Bachelor’s Degree in Interdisciplinary Studies, with a concentration in Accounting in 1979 from Maharishi University of Management. Mr. Steben has been a licensed stockbroker since 1981 and a licensed commodities broker since 1983. Mr. Steben holds his Series 3, 5, 7, 24, 63 and 65 FINRA and NFA licenses. Mr. Steben has been a CFTC listed Principal, and registered as an Associated Person since March 15, 1989.

Michael D. Bulley is Senior Vice President of Research and Risk Management, and a Director. Mr. Bulley is a CAIASM designee and Member of the Chartered Alternative Investment Analyst Association®. Mr. Bulley, born in October 1957, received his Bachelor’s Degree in Electrical Engineering from the University of Wisconsin – Madison in 1980 and his Master’s in Business Administration with a concentration in Finance from Johns Hopkins University in 1998. Mr. Bulley joined the General Partner in November 2002, and holds Series 3, 7, 28 and 30 FINRA licenses. Mr. Bulley has been a CFTC listed Principal and registered as an Associated Person of the General Partner since January 18, 2003.

Carl A. Serger is Chief Financial Officer and a Director. Mr. Serger joined the General Partner in December of 2009 and has been listed as a CFTC Principal of the General Partner since February 2, 2010. Mr. Serger, born in March of 1960, graduated cum laude from Old Dominion University with a BS in Business Administration and has a Technology Management Certification from the California Institute of Technology. Prior to joining the General Partner, Mr. Serger was the CFO and Senior Vice President of Operations of Peracon, Inc., a software platform for institutional commercial real estate transactions from November 2007 through November 2009. From July 2007 to November 2007, he acted as an independent consultant to start-up companies in the financial services and technology industries. From January 2007 to July 2007, Mr. Serger was the CFO, Senior Vice President and Treasurer of Ebix, Inc., an international software company serving the financial services and insurance industries. From October 2006 through December 2006, he was President of Finetre Corporation, a division of Ebix, Inc. From December 1999 until its October 2006 acquisition by Ebix, Inc., Mr. Serger was the CFO, Senior Vice President and Treasurer of Finetre Corporation, a financial technology platform company providing services to major brokerage firms, banks and insurance companies. Mr. Serger holds a Series 28 FINRA license.

John H. Grady is Chief Operating Officer, General Counsel, Chief Compliance Officer, and a Director. Mr. Grady joined the General Partner in December of 2009 and has been listed as a CFTC registered Principal and registered as an associated person of the General Partner since February 2010. Mr. Grady, born June 1961, received his JD from The University of Pennsylvania Law School in 1985 and received his Bachelor of Arts, magna cum laude, from Colgate University in 1982. Prior to joining the General Partner, Mr. Grady was President of Arcady Investment Consulting LLP, a consulting firm based in Philadelphia that served funds, advisers and brokerage firms from January 2009 to December 2009. Before that, Mr. Grady was a Senior Advisor to Coil Investment Group, a Norway-based investment firm from April 2008 to December 2008, and Chief Executive Officer of the Nationwide Funds Group from October 2006 to January 2008. From April 2004 to June 2006, Mr. Grady served as Chief Executive Officer of the Constellation Funds Group; prior to that, he was the Chief Operating Officer of Turner Investment Partners from February 2001 to March 2004. During the periods of June 2006 to October 2006 and February 2008 to April 2008, Mr. Grady was a consultant in a sole proprietorship. After graduating from law school, Mr. Grady was an attorney in private practice for over 15 years, and was a partner with Morgan, Lewis & Bockius LLP in the firm’s D.C. and Philadelphia offices from July 1993 to January 2001. Mr. Grady holds Series 3, 7, 24 and 63 FINRA licenses.

Neil D. Menard is Senior Vice President of Distribution. Mr. Menard, born in August 1967, graduated from Colby College in 1989 with a BA in political science. Prior to joining the General Partner in July of 2006, Mr. Menard was the Director of Sales for Engagement Systems, LLC, a strategic outsource solution for independent financial advisors from October 2004 to June 2006. From June 2003 to October 2004, Mr. Menard served as the Managing Director of New Business Development of SEI Investments Distribution Company. SEI is a provider of asset management, investment processing and investment operations solutions for institutional and personal wealth management. Mr. Menard created sales and selection systems for the new business development team and utilized these processes to select independent investment advisors for SEI. Mr. Menard holds his Series 3, 7, 24 and 63 FINRA and NFA licenses and is a General Securities Principal. Mr. Menard has been a CFTC listed Principal of the General Partner since July 6, 2006, and registered as an Associated Person of the General Partner since August 7, 2006.

Kenneth E. Steben Revocable Trust, dated January 29, 2008, has been a CFTC listed Principal of the General Partner since March 10, 2008. The Trust is the sole shareholder of the General Partner. Kenneth E. Steben is the sole beneficiary of the Trust and serves as its sole trustee. A biography of Mr. Steben is set forth above.

Since February 29, 2004, Steben & Company, Inc. has acted as general partner to another Maryland limited partnership, Sage Fund Limited Partnership, an SEC registrant under the 1934 Act whose shares are privately offered. Since March 27, 2007, Steben & Company, Inc. has acted as general partner of a Delaware limited partnership, Seneca Global Fund, L.P., whose units of limited partner interests are registered with the SEC pursuant to a public offering. Since March 1, 2011, Steben & Company, Inc. has acted as a manager of a Delaware limited liability company, Steben Institutional Fund LLC. Because Steben & Company, Inc. serves as the sole general partner or manager of these funds, the officers and directors of Steben & Company, Inc. effectively manage the respective funds.

Significant Employees

The General Partner is dependent on the services of Mr. Steben and key management personnel. If Mr. Steben’s services became unavailable, another principal of the firm or a new principal (whose experience cannot be known at this time) would need to take charge of the General Partner.

Family Relationships

None.

Business Experience

See “Item 10. Directors, Executive Officers and Corporate Governance” above.

Involvement in Certain Legal Proceedings

None.

Promoters and Control Persons

Not applicable.

Section 16 (A) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires that reports of beneficial ownership of limited partner interests and changes in such ownership be filed with the SEC by Section 16 “reporting persons.” The Fund is required to disclose in this annual report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16(a) on a timely basis during the year ended December 31, 2011. During the year ended December 31, 2011, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

The General Partner has adopted a code of ethics, as of the period covered by this report, which applies to the Fund’s principal executive officer and principal financial officer, or persons performing similar functions. A copy of the code of ethics is available without charge upon request by calling 240-631-7600.

Item 11.	Executive Compensation

The Fund does not have any officers, directors or employees. The managing officers of the General Partner are remunerated by the General Partner in their respective positions. The directors and managing officers of the General Partner receive no other compensation from the Fund. There are no compensation plans or arrangements relating to a change in control of either the Fund or the General Partner.

As compensation for its services in managing the Fund, the General Partner earns the following compensation:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A and B Units equal to 1/12th of 1.75% of the month-end net asset value of the Class A and B Units, payable in arrears. Prior to December 1, 2010, the General Partner management fee was 1.95%. During 2011, 2010 and 2009, the General Partner earned $26,123,720, $23,477,737 and $18,920,212, respectively, in General Partner management fees.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units and such amounts are included in Selling Agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fee are retained by the General Partner.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.20% of the month-end net asset value of the Class B Units and such amounts are included in Selling Agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fee are retained by the General Partner. During 2011, 2010 and 2009, the General Partner earned $19,182,712, $16,206,868 and $13,294,827, respectively, in Selling Agent and Broker Dealer Servicing Fees.

Additionally, each year the General Partner receives from the Fund 1% of any net income earned by the Fund or pays to the Fund 1% of any net loss incurred by the Fund. For the year ended December 31, 2011, the General Partner paid the Fund $1,356,695 for the General Partner 1% allocation. For the year ended December 31, 2010, the General Partner received from the Fund $1,017,537 for the General Partner 1% allocation. For the year ended December 31, 2009, the General Partner paid the Fund $639,856 for the General Partner 1% allocation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Fund has no officers or directors as its affairs are managed by the General Partner. Set forth in the table below is information regarding the beneficial ownership of the officers and directors of the Fund’s General Partner at February 29, 2012. There are no securities authorized for issuance under an equity compensation plan.

At February 29, 2012, no person or group is known to have been the beneficial owner of more than 5% of the Units.

At February 29, 2012, the General Partner did not own any Units. At February 29, 2012, the directors, executive officers and principals of the General Partner beneficially owned Class B Units as follows:

			Percentage of
Name	Units Owned	Value of Units	Limited Partnership
John H. Grady	57.8938	$359,279	0.02%
Kenneth E. Steben	39.6245	245,903	0.02%
Michael D. Bulley	15.9425	98,936	0.01%
Carl A. Serger	7.9253	49,183	0.00%
Neil D. Menard	4.3721	27,133	0.00%
Total directors and executive officers of the General Partner as a group	125.7582	$780,434	0.05%

The address of each director and officer is c/o Steben & Company, Inc., 2099 Gaither Road Suite 200, Rockville, Maryland 20850.

There has been no change in control of the Fund.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See “Item 1. Business” for a description of the relationships between the General Partner, the Fund, the Trading Advisor, the futures brokers and the Cash Managers. See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 14.	Principal Accountant Fees and Services

The following table sets forth the fees billed to the Fund for professional audit services provided by McGladrey & Pullen, LLP, the Fund’s independent registered public accountant, for the audits of the Fund’s annual consolidated financial statements for the years ended December 31, 2011 and 2010, and fees billed for other professional services rendered by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (an associated entity of McGladrey & Pullen, LLP, which McGladrey & Pullen, LLP acquired on December 1, 2011) during those years.

Fee Category	2011	2010
Audit fees(1)	$185,000	$185,000
Audit-related fees	—	—
Tax fees(2)	41,000	50,000
All other fees	—	—
Total fees	$226,000	$235,000

(1)	Audit fees consist of fees for professional services rendered for the audit of the Fund’s consolidated financial statements and review of consolidated financial statements included in the Fund’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2)	Tax fees consist of fees for the preparation of original tax returns.

The General Partner’s Board of Directors pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms. The General Partner’s Board of Directors approved all the services provided by McGladrey & Pullen, LLP and RSM McGladrey, Inc. (collectively “McGladrey”) during 2011 and 2010 to the Fund described above. The General Partner’s Board of Directors has determined that the payments made to McGladrey for these services during 2011 and 2010 are compatible with maintaining that firm’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Financial Statements

Futures Portfolio Fund, Limited Partnership

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2011 and 2010

Consolidated Condensed Schedule of Investments as of December 31, 2011

Consolidated Condensed Schedule of Investments as of December 31, 2010

Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

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

Name	Title	Date

/s/ Kenneth E. Steben	President, Chief Executive Officer and
Kenneth E. Steben	Director of the General Partner	March 28, 2012

/s/ Carl A. Serger	Chief Financial Officer and Director of the
Carl A. Serger	General Partner	March 28, 2012

Senior Vice President, Research & Risk
/s/ Michael Bulley	Management and Director of the General
Michael D. Bulley	Partner	March 28, 2012

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 28, 2012	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner

Report of Independent Registered Public Accounting Firm

To the Partners of

Futures Portfolio Fund, Limited Partnership

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedule of investments, of Futures Portfolio Fund, Limited Partnership (the “Fund”), as of December 31, 2011 and 2010, and the related consolidated statements of operations, cash flows, and changes in partners’ capital (net asset value) for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing the audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Futures Portfolio Fund, Limited Partnership as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey & Pullen, LLP

Chicago, Illinois

March 28, 2012

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Financial Condition

December 31, 2011 and 2010

	2011	2010
Assets
Equity in broker trading accounts
Cash	$371,351,829	$426,420,669
Net unrealized gain on open futures contracts	38,413,627	52,816,088
Net unrealized gain on open forward currency contracts	271,390	8,559,334
Interest receivable	4,449	67,580
Total equity in broker trading accounts	410,041,295	487,863,671
Cash and cash equivalents	24,490,690	292,250,426
Investments in securities, at fair value	996,835,815	677,543,053
Certificates of deposit, at fair value	94,924,443	—
General Partner 1% allocation receivable	1,356,695	—
Total assets	$1,527,648,938	$1,457,657,150

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$2,061,196	$2,266,651
Trading Advisor incentive fees payable	—	13,050,625
Commissions and other trading fees payable on open contracts	202,327	141,733
Cash Manager fees payable	364,930	—
General Partner management fee payable	2,199,413	2,067,522
General Partner 1% allocation payable	—	1,017,537
Selling Agent fees payable – General Partner	1,585,090	1,535,969
Administrative expenses payable – General Partner	576,321	531,847
Redemptions payable	22,127,237	11,807,236
Subscriptions received in advance	15,876,320	23,610,336
Total liabilities	44,992,834	56,029,456
Partners’ Capital (Net Asset Value)
Class A Interests – 192,640.4151 units and 172,138.6872 units outstanding at December 31, 2011 and 2010, respectively	872,169,401	858,255,331
Class B Interests – 99,309.8890 units and 81,701.8729 units outstanding at December 31, 2011 and 2010, respectively	610,486,703	543,372,363
Total partners' capital (net asset value)	1,482,656,104	1,401,627,694
Total liabilities and partners' capital (net asset value)	$1,527,648,938	$1,457,657,150

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2011

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Investments in Securities
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$9,000,000	3/8/12	US Treasury Bills	0.20%	$8,999,688	0.61%
2,000,000	3/8/12	US Treasury Bills	0.12%	1,999,930	0.13%
1,250,000	2/29/12	US Treasury Notes	0.88%	1,255,377	0.08%
500,000	3/31/12	US Treasury Notes	4.50%	511,073	0.03%
9,700,000	4/30/12	US Treasury Notes	4.50%	9,914,187	0.67%
3,000,000	5/31/12	US Treasury Notes	4.75%	3,069,885	0.21%
11,750,000	6/15/12	US Treasury Notes	1.88%	11,856,216	0.80%
500,000	7/15/12	US Treasury Notes	1.50%	507,236	0.03%
500,000	7/31/12	US Treasury Notes	0.63%	502,856	0.03%
925,000	8/31/12	US Treasury Notes	0.38%	927,811	0.06%
7,500,000	9/30/12	US Treasury Notes	0.38%	7,521,537	0.51%
9,825,000	10/31/12	US Treasury Notes	3.88%	10,192,371	0.69%
800,000	11/15/12	US Treasury Notes	1.38%	809,958	0.05%
4,600,000	11/30/12	US Treasury Notes	0.50%	4,616,745	0.31%
5,670,000	1/15/13	US Treasury Notes	1.38%	5,776,455	0.39%
7,000,000	2/15/13	US Treasury Notes	1.38%	7,129,595	0.48%
2,500,000	4/15/13	US Treasury Notes	1.75%	2,558,934	0.17%
Total U.S. Treasury securities (cost: $78,729,280)				78,149,854	5.25%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$1,160,000	5/28/13	Federal Farm Credit Bank	0.28%	1,160,902	0.08%
500,000	4/2/12	Federal Home Loan Bank	0.17%	500,071	0.03%
3,500,000	5/18/12	Federal Home Loan Bank	1.13%	3,517,884	0.24%
4,500,000	6/20/12	Federal Home Loan Bank	1.88%	4,538,326	0.31%
250,000	6/27/12	Federal Home Loan Bank	0.25%	250,098	0.02%
400,000	7/25/12	Federal Home Loan Bank	0.25%	400,609	0.03%
6,800,000	8/10/12	Federal Home Loan Bank	0.35%	6,804,988	0.46%
6,400,000	8/22/12	Federal Home Loan Bank	1.75%	6,501,618	0.44%
5,250,000	8/28/12	Federal Home Loan Bank	0.44%	5,254,569	0.35%
3,800,000	10/5/12	Federal Home Loan Bank	0.31%	3,802,799	0.26%
3,250,000	1/16/13	Federal Home Loan Bank	1.50%	3,312,699	0.22%
3,000,000	3/27/13	Federal Home Loan Bank	1.00%	3,033,171	0.20%
300,000	8/23/13	Federal Home Loan Bank	0.70%	300,856	0.02%
6,700,000	1/9/13	Federal Home Loan Mortgage Corp.	1.38%	6,821,306	0.46%
3,250,000	8/22/13	Federal Home Loan Mortgage Corp.	0.60%	3,258,171	0.22%
7,300,000	9/23/13	Federal Home Loan Mortgage Corp.	0.55%	7,301,980	0.49%
5,300,000	9/30/13	Federal Home Loan Mortgage Corp.	0.55%	5,303,028	0.36%
5,000,000	10/25/13	Federal Home Loan Mortgage Corp.	0.60%	5,006,190	0.34%
4,250,000	7/30/12	Federal National Mortgage Association	1.13%	4,292,881	0.29%
14,500,000	10/30/12	Federal National Mortgage Association	0.50%	14,542,565	0.98%
Total U.S. government sponsored enterprise notes (cost: $86,007,781)				85,904,711	5.80%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2011

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$2,800,000	1/23/12	African Development Bank	1.88%	$2,825,080	0.19%
3,200,000	3/21/12	European Investment Bank	4.63%	3,267,754	0.22%
1,000,000	6/11/12	Soc. de Financement de l'Economie Francaise	2.25%	1,005,116	0.07%
Total foreign government sponsored enterprise notes (cost: $7,208,542)				7,097,950	0.48%

Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
U.S. Automobile
$3,500,000	1/9/12	BMW US Capital, LLC	0.38%	3,499,704	0.24%
260,000	1/19/12	BMW US Capital, LLC	0.40%	259,948	0.02%
U.S. Banks
3,400,000	2/15/12	Credit Suisse (USA), Inc.	0.45%	3,398,088	0.23%
200,000	3/19/12	Goldman Sachs Group, Inc.	0.55%	199,762	0.01%
4,250,000	1/27/12	HSBC USA Inc.	0.20%	4,249,031	0.29%
3,300,000	1/27/12	National Australia Funding (Delaware) Inc.	0.28%	3,299,357	0.22%
250,000	1/4/12	Standard Chartered Bank	0.20%	249,995	0.02%
4,000,000	2/8/12	Standard Chartered Bank	0.36%	3,998,480	0.27%
250,000	2/6/12	Union Bank, National Association	0.18%	249,955	0.02%
U.S. Beverages
2,550,000	2/2/12	Anheuser-Busch InBev Worldwide Inc.	0.25%	2,549,433	0.17%
250,000	3/5/12	The Coca-Cola Company	0.20%	249,933	0.02%
U.S. Charity
4,000,000	1/19/12	The Salvation Army	0.12%	3,999,760	0.27%
200,000	1/25/12	The Salvation Army	0.10%	199,987	0.01%
U.S. Computers
3,550,000	1/9/12	Hewlett-Packard Company	0.45%	3,549,645	0.24%
U.S. Diversified Financial Services
3,200,000	1/6/12	American Honda Finance Corporation	0.20%	3,199,911	0.22%
250,000	2/8/12	American Honda Finance Corporation	0.27%	249,894	0.02%
200,000	2/27/12	Caterpillar Financial Services Corporation	0.07%	199,978	0.01%
3,300,000	3/5/12	Caterpillar Financial Services Corporation	0.20%	3,298,827	0.22%
4,000,000	1/11/12	General Electric Capital Corporation	0.14%	3,999,978	0.27%
260,000	1/6/12	ING (U.S.) Funding LLC	0.25%	259,995	0.02%
4,000,000	2/27/12	ING (U.S.) Funding LLC	0.35%	3,997,783	0.27%
2,000,000	1/6/12	National Rural Utilities Coop.	0.09%	1,999,975	0.13%
3,000,000	1/6/12	Nordea Investment Mgmt North America, Inc.	0.32%	2,999,867	0.20%
4,000,000	1/24/12	PACCAR Financial Corp.	0.07%	3,999,821	0.27%
250,000	2/15/12	Private Export Funding Corporation	0.11%	249,966	0.02%
3,232,000	1/13/12	River Fuel Company #2, Inc.	0.28%	3,231,698	0.22%
250,000	1/13/12	River Fuel Trust 1	0.35%	249,967	0.02%
3,400,000	1/20/12	Toyota Motor Credit Corporation	0.20%	3,399,641	0.23%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2011

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
U.S. Energy
$4,000,000	1/4/12	NextEra Energy Capital Holdings, Inc.	0.46%	$3,999,847	0.27%
280,000	1/11/12	NextEra Energy Capital Holdings, Inc.	0.50%	279,965	0.02%
4,300,000	1/12/12	Oglethorpe Power Corporation	0.17%	4,299,777	0.29%
3,500,000	1/4/12	The Southern Company	0.15%	3,499,956	0.24%
260,000	1/11/12	The Southern Company	0.17%	259,988	0.02%
250,000	1/4/12	Questar Corporation	0.18%	249,996	0.02%
3,300,000	1/20/12	Questar Corporation	0.25%	3,299,565	0.22%
U.S. Food
4,250,000	1/5/12	Kellogg Company	0.19%	4,249,910	0.29%
U.S. Insurance
3,240,000	1/10/12	Metlife Funding, Inc.	0.07%	3,239,927	0.22%
3,500,000	2/13/12	New York Life Capital Corporation	0.13%	3,499,457	0.24%
U.S. Manufacturing
3,350,000	1/23/12	Emerson Electric Co.	0.07%	3,349,857	0.23%
U.S. Mining
3,000,000	1/17/12	BHP Billiton Finance (USA) Limited	0.16%	2,999,787	0.20%
250,000	1/24/12	BHP Billiton Finance (USA) Limited	0.13%	249,979	0.02%
U.S. Telecommunication
4,000,000	1/3/12	Verizon Communications Inc.	0.37%	3,999,918	0.27%
Foreign Banks
3,750,000	2/7/12	Australia and New Zealand Banking Group	0.25%	3,749,036	0.25%
4,250,000	1/25/12	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.29%	4,249,178	0.29%
3,200,000	1/17/12	Commonwealth Bank of Australia	0.30%	3,199,473	0.22%
3,000,000	1/23/12	DNB Bank ASA	0.37%	2,999,413	0.20%
4,000,000	1/12/12	John Deere Credit Inc. (Canada)	0.10%	3,999,878	0.27%
4,250,000	1/17/12	Mizuho Funding LLC	0.20%	4,249,622	0.29%
4,300,000	3/8/12	Oversea-Chinese Banking Corp.	0.53%	4,295,759	0.29%
4,000,000	1/27/12	Sumitomo Mitsui Banking Corp.	0.24%	3,999,307	0.27%
Foreign Energy
4,000,000	1/11/12	GDF Suez	0.21%	3,999,767	0.27%
4,350,000	1/3/12	Pacific Gas and Electric Company	0.40%	4,349,903	0.29%
270,000	1/4/12	BP Capital Markets P.L.C.	0.23%	269,995	0.02%
1,100,000	1/17/12	BP Capital Markets P.L.C.	0.28%	1,099,853	0.07%
3,000,000	2/21/12	BP Capital Markets P.L.C.	0.26%	2,998,895	0.20%
Foreign Government Sponsored Enterprise
3,750,000	2/14/12	Corporacion Andina de Fomento	0.33%	3,748,485	0.25%
Foreign Healthcare
250,000	1/10/12	Covidien International Finance S.A.	0.21%	249,987	0.02%
3,000,000	2/10/12	Covidien International Finance S.A.	0.25%	2,999,167	0.20%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2011

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Foreign Telecommunication
$4,000,000	2/16/12	Telstra Corporation Limited	0.23%	$3,998,824	0.27%
Total commercial paper (cost: $153,184,421)				153,224,850	10.37%

Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
U.S. Aerospace
$2,937,000	4/1/12	McDonnell Douglas Corporation	9.75%	3,073,320	0.21%
4,275,000	11/20/12	Boeing	1.88%	4,328,732	0.29%
1,750,000	2/15/13	Boeing	5.13%	1,868,615	0.13%
U.S. Agriculture
5,850,000	8/13/12	Archer-Daniels-Midland Company	0.61%	5,864,274	0.40%
U.S. Apparel
2,325,000	8/23/13	V.F. Corporation	1.25%	2,332,109	0.16%
U.S. Automotive
1,000,000	9/14/12	PACCAR Inc	1.72%	1,009,200	0.07%
U.S. Banks
15,000,000	1/30/14	Bank of America	1.85%	13,590,732	0.92%
7,602,000	7/27/12	BB&T Corporation	3.85%	7,851,227	0.53%
4,000,000	12/28/12	Citibank, N.A.	1.75%	4,061,719	0.27%
10,000,000	4/1/14	Citigroup Inc.	1.30%	9,456,391	0.64%
6,525,000	7/2/12	Credit Suisse AG (NY)	3.45%	6,709,392	0.45%
10,000,000	1/14/14	Credit Suisse AG (NY)	1.36%	9,708,314	0.65%
7,000,000	10/30/12	GMAC Inc.	1.75%	7,111,043	0.48%
5,200,000	12/19/12	GMAC Inc.	2.20%	5,302,977	0.36%
10,000,000	5/2/14	JPMorgan Chase & Co.	1.30%	9,710,982	0.65%
3,600,000	6/15/12	KeyBank National Association	3.20%	3,654,879	0.25%
2,800,000	6/20/12	Morgan Stanley	1.95%	2,824,234	0.19%
4,500,000	4/29/13	Morgan Stanley	1.41%	4,251,895	0.29%
10,000,000	1/9/14	Morgan Stanley	0.69%	9,063,376	0.61%
190,000	3/23/12	Bank of New York Mellon	0.67%	189,954	0.01%
5,000,000	7/28/14	Bank of New York Mellon	0.69%	4,922,138	0.33%
10,074,000	1/15/12	Goldman Sachs	6.60%	10,399,589	0.70%
1,200,000	2/14/12	Goldman Sachs	5.30%	1,228,911	0.08%
13,855,000	2/7/14	Goldman Sachs	1.44%	12,981,083	0.88%
4,200,000	10/26/12	U.S. Bank National Association	0.64%	4,212,590	0.28%
3,000,000	2/23/12	UBS AG (USA)	1.60%	3,008,944	0.20%
1,230,000	3/1/12	Wachovia Corporation	0.68%	1,231,092	0.08%
250,000	5/1/13	Wachovia Corporation	2.20%	255,174	0.02%
5,250,000	10/23/12	Wells Fargo & Company	5.25%	5,486,217	0.37%
5,800,000	1/31/13	Wells Fargo & Company	4.38%	6,100,740	0.41%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2011

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
U.S. Beverages
$5,000,000	3/26/13	Anheuser-Busch InBev Worldwide Inc.	1.30%	$5,025,140	0.34%
2,350,000	1/27/14	Anheuser-Busch InBev Worldwide Inc.	0.97%	2,358,879	0.16%
4,000,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.76%	3,987,398	0.27%
1,275,000	3/1/12	Coca-Cola Enterprises, Inc.	3.75%	1,296,595	0.09%
6,101,000	8/15/13	Coca-Cola Enterprises, Inc.	5.00%	6,603,898	0.45%
1,000,000	7/31/12	PepsiAmericas, Inc.	5.75%	1,054,245	0.07%
U.S. Chemicals
250,000	8/15/12	Monsanto Company	7.38%	266,699	0.02%
2,645,000	11/15/12	Praxair, Inc.	1.75%	2,673,474	0.18%
U.S. Computers
9,000,000	4/1/14	Dell Inc.	0.97%	9,075,707	0.61%
3,663,000	3/1/12	Hewlett-Packard Company	5.25%	3,751,128	0.25%
100,000	7/1/12	Hewlett-Packard Company	6.50%	105,970	0.01%
2,800,000	5/24/13	Hewlett-Packard Company	0.79%	2,774,702	0.19%
4,500,000	5/30/14	Hewlett-Packard Company	0.92%	4,354,514	0.29%
3,850,000	9/19/14	Hewlett-Packard Company	2.11%	3,834,096	0.26%
750,000	6/15/12	IBM	0.58%	750,291	0.05%
550,000	10/15/13	IBM	6.50%	614,082	0.04%
U.S. Construction
3,420,000	5/21/13	Caterpillar Inc.	0.65%	3,426,993	0.23%
U.S. Consumer Products
4,250,000	8/15/14	Procter & Gamble	0.70%	4,281,968	0.29%
335,000	2/15/12	Kimberly-Clark Corporation	5.63%	343,930	0.02%
U.S. Diversified Financial Services
4,300,000	6/29/12	American Honda Finance Corporation	0.68%	4,298,974	0.29%
1,950,000	11/7/12	American Honda Finance Corporation	0.81%	1,955,395	0.13%
2,110,000	4/2/13	American Honda Finance Corporation	4.63%	2,208,666	0.15%
1,500,000	12/10/12	BlackRock, Inc.	2.25%	1,522,241	0.10%
6,335,000	5/24/13	BlackRock, Inc.	0.81%	6,336,536	0.43%
250,000	3/15/12	Caterpillar Financial Services Corporation	4.70%	255,581	0.02%
2,510,000	4/5/13	Caterpillar Financial Services Corporation	2.00%	2,565,847	0.17%
1,600,000	4/1/14	Caterpillar Financial Services Corporation	0.66%	1,600,652	0.11%
7,400,000	10/22/12	Citigroup Funding Inc.	1.88%	7,528,418	0.51%
1,350,000	12/10/12	Citigroup Funding Inc.	2.25%	1,376,843	0.09%
100,000	1/15/12	Credit Suisse (USA), Inc.	6.50%	103,179	0.01%
5,555,000	12/28/12	General Electric Capital Corporation	2.63%	5,689,174	0.38%
3,800,000	1/8/13	General Electric Capital Corporation	2.80%	3,923,331	0.26%
3,400,000	6/19/13	General Electric Capital Corporation	1.16%	3,404,289	0.23%
1,000,000	4/7/14	General Electric Capital Corporation	1.01%	979,780	0.07%
10,000,000	1/15/14	HSBC Finance Corporation	0.65%	9,225,830	0.62%
5,509,000	3/15/12	John Deere Capital Corporation	7.00%	5,697,541	0.38%

The accompanying notes are an integral part of these consolidated financial statements

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2011

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
U.S. Diversified Financial Services (continued)
$4,500,000	10/1/12	John Deere Capital Corporation	5.25%	$4,715,832	0.32%
1,250,000	12/17/12	John Deere Capital Corporation	4.95%	1,304,601	0.09%
157,000	1/15/13	John Deere Capital Corporation	5.10%	167,771	0.01%
6,960,000	7/16/12	Massmutual Global Funding II	3.63%	7,180,759	0.48%
3,714,000	9/27/13	Massmutual Global Funding II	1.07%	3,699,264	0.25%
1,750,000	12/17/12	PACCAR Financial Corp.	1.95%	1,773,748	0.12%
6,517,000	4/5/13	PACCAR Financial Corp.	0.72%	6,514,016	0.44%
3,828,000	2/15/12	Principal Life Global Funding I	6.25%	3,941,005	0.27%
3,800,000	1/15/13	Principal Life Global Funding I	5.25%	4,045,006	0.27%
5,000,000	4/14/14	SSIF Nevada, Limited Partnership	1.10%	4,932,841	0.33%
3,300,000	10/12/12	Toyota Motor Credit Corporation	0.59%	3,305,595	0.22%
U.S. Energy
4,171,000	1/15/12	Duke Energy Carolinas, LLC	6.25%	4,297,840	0.29%
2,191,000	10/15/12	NSTAR Electric Company	4.88%	2,284,590	0.15%
1,305,000	10/31/12	Northern Natural Gas Company	5.38%	1,365,910	0.09%
4,500,000	10/15/12	ConocoPhillips	4.75%	4,679,495	0.32%
4,275,000	12/13/13	Occidental Petroleum Corporation	1.45%	4,352,225	0.29%
U.S. Food
410,000	6/1/12	Cargill, Incorporated	6.38%	421,678	0.03%
4,725,000	9/15/12	Cargill, Incorporated	5.60%	4,945,756	0.33%
U.S. Healthcare
7,743,000	3/1/14	Roche Holdings, Inc.	5.00%	8,505,438	0.57%
U.S. Insurance
100,000	1/13/12	Berkshire Hathaway Finance Corporation	0.52%	100,123	0.01%
1,280,000	4/15/12	Berkshire Hathaway Finance Corporation	4.00%	1,303,645	0.09%
1,980,000	1/10/14	Berkshire Hathaway Finance Corporation	0.72%	1,972,533	0.13%
250,000	2/10/12	Berkshire Hathaway Inc.	1.40%	251,602	0.02%
9,750,000	2/11/13	Berkshire Hathaway Inc.	0.88%	9,794,548	0.66%
650,000	5/30/12	Jackson National Life Global Funding	6.13%	665,616	0.04%
350,000	5/8/13	Jackson National Life Global Funding	5.38%	369,064	0.02%
250,000	7/12/12	MetLife Institutional Funding II	0.79%	250,691	0.02%
5,750,000	4/4/14	MetLife Institutional Funding II	1.27%	5,755,701	0.39%
1,000,000	3/15/12	Metropolitan Life Global Funding I	0.80%	999,812	0.07%
7,360,000	9/17/12	Metropolitan Life Global Funding I	2.88%	7,517,339	0.51%
2,800,000	1/11/13	Metropolitan Life Global Funding I	2.50%	2,866,978	0.19%
3,374,000	1/25/13	Monumental Global Funding III	0.59%	3,328,634	0.22%
7,050,000	8/22/12	New York Life Global Funding	0.54%	7,052,852	0.48%
1,550,000	10/16/12	New York Life Global Funding	5.25%	1,624,441	0.11%
5,140,000	12/14/12	New York Life Global Funding	2.25%	5,213,628	0.35%
1,250,000	5/9/13	New York Life Global Funding	4.65%	1,318,922	0.09%

 The accompanying notes are an integral part of these consolidated financial statements

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2011

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
U.S. Insurance (continued)
$4,610,000	4/15/13	Pacific Life Global Funding	5.15%	$4,865,363	0.33%
250,000	1/30/12	Pricoa Global Funding I	0.53%	250,111	0.02%
4,500,000	6/25/12	Pricoa Global Funding I	4.63%	4,575,136	0.31%
2,450,000	6/26/12	Pricoa Global Funding I	0.70%	2,441,886	0.16%
650,000	10/18/12	Pricoa Global Funding I	5.40%	676,870	0.05%
105,000	12/14/12	Principal Life Income Fundings	5.30%	109,546	0.01%
U.S. Internet
3,000,000	5/19/14	Google Inc.	1.25%	3,049,524	0.21%
U.S. Manufacturing
9,035,000	6/21/13	Danaher Corporation	0.82%	9,050,435	0.61%
8,000,000	6/16/14	Eaton Corporation	0.89%	8,000,738	0.54%
U.S. Media
422,000	3/1/12	Walt Disney Company	6.38%	434,768	0.03%
3,700,000	12/1/14	Walt Disney Company	0.88%	3,719,927	0.25%
U.S. Mining
250,000	3/29/12	BHP Billiton Finance (USA) Limited	5.13%	256,031	0.02%
U.S. Pharmaceutical
4,275,000	2/10/14	Novartis Capital Corporation	4.13%	4,643,002	0.31%
250,000	3/15/13	Pfizer Inc.	5.50%	268,324	0.02%
U.S. Retail
9,075,000	7/18/14	Target Corporation	0.57%	9,085,393	0.61%
4,500,000	2/3/14	Wal-Mart Stores, Inc.	3.00%	4,795,144	0.32%
4,775,000	4/15/14	Wal-Mart Stores, Inc.	1.63%	4,896,448	0.33%
U.S. Semiconductor
950,000	6/15/12	National Semiconductor Corporation	6.15%	975,883	0.07%
4,275,000	5/15/13	Texas Instruments Incorporated	0.64%	4,287,137	0.29%
U.S. Steel
1,579,000	12/1/12	Nucor Corporation	5.00%	1,642,453	0.11%
U.S. Telecommunications
2,250,000	3/14/14	Cisco Systems, Inc.	0.79%	2,249,238	0.15%
5,700,000	3/28/14	Verizon Communications Inc.	1.18%	5,693,477	0.38%
U.S. Transportation
5,850,000	1/15/13	United Parcel Service, Inc.	4.50%	6,212,402	0.42%
Foreign Automotive
10,370,000	4/1/14	Volkswagen International Finance N.V.	0.98%	10,188,377	0.69%
Foreign Banks
2,900,000	12/21/12	ANZ National (Int'l) Limited	2.38%	2,951,973	0.20%
10,000,000	1/10/14	BNP Paribas	1.29%	9,252,056	0.62%
5,250,000	1/12/12	Commonwealth Bank of Australia	2.40%	5,311,297	0.36%
3,000,000	6/29/12	Commonwealth Bank of Australia	0.78%	2,997,638	0.20%

 The accompanying notes are an integral part of these consolidated financial statements

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2011

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Foreign Banks (continued)
$10,000,000	3/17/14	Commonwealth Bank of Australia	1.29%	$9,844,450	0.66%
5,000,000	4/14/14	Danske Bank A/S	1.45%	4,835,163	0.33%
1,150,000	8/3/12	HSBC Bank PLC	0.88%	1,152,390	0.08%
4,300,000	1/18/13	HSBC Bank PLC	0.80%	4,291,209	0.29%
4,150,000	5/15/13	HSBC Bank PLC	0.89%	4,121,105	0.28%
7,225,000	1/13/12	ING Bank N.V.	1.03%	7,240,784	0.49%
9,000,000	3/15/13	ING Bank N.V.	1.60%	8,797,179	0.59%
1,000,000	6/9/14	ING Bank N.V.	1.94%	959,030	0.06%
5,000,000	6/17/13	KfW Bankengruppe	0.29%	4,998,167	0.34%
3,080,000	2/1/12	National Australia Bank Limited	0.68%	3,082,733	0.21%
4,930,000	6/15/12	National Australia Bank Limited	0.75%	4,932,531	0.33%
1,000,000	11/16/12	National Australia Bank Limited	2.35%	1,013,797	0.07%
5,000,000	4/11/14	National Australia Bank Limited	1.11%	4,962,409	0.33%
5,000,000	2/4/13	Rabobank Nederland	0.58%	5,003,317	0.34%
6,850,000	12/12/12	Royal Bank of Canada	0.69%	6,859,674	0.46%
5,250,000	3/8/13	Royal Bank of Canada	0.69%	5,253,531	0.35%
5,250,000	9/14/12	Svenska Handelsbanken AB (publ)	2.88%	5,344,511	0.36%
250,000	3/30/12	Royal Bank of Scotland	1.50%	250,768	0.02%
4,600,000	5/11/12	Royal Bank of Scotland	2.63%	4,646,211	0.31%
6,660,000	7/26/13	Toronto-Dominion Bank	0.60%	6,657,777	0.45%
1,940,000	11/1/13	Toronto-Dominion Bank	0.89%	1,946,884	0.13%
1,100,000	12/14/12	Westpac Banking Corporation	1.90%	1,111,112	0.07%
9,750,000	3/31/14	Westpac Banking Corporation	1.31%	9,778,684	0.66%
Foreign Energy
10,200,000	3/10/12	BP Capital Markets P.L.C.	3.13%	10,345,153	0.70%
5,250,000	11/7/13	BP Capital Markets P.L.C.	5.25%	5,672,336	0.38%
5,146,000	3/25/13	Shell International Finance B.V.	1.88%	5,267,570	0.36%
Foreign Pharmaceutical
6,000,000	9/15/12	AstraZeneca PLC	5.40%	6,302,758	0.43%
8,065,000	3/28/13	Sanofi	0.77%	8,073,367	0.54%
4,280,000	3/28/14	Sanofi	0.88%	4,274,412	0.29%
10,000,000	3/21/14	Teva Pharmaceutical Finance III BV	1.07%	9,945,168	0.67%
Foreign Telecommunication
2,750,000	2/27/12	Vodafone Group Public Limited Company	0.79%	2,752,365	0.19%
Total corporate notes (cost: $683,232,715)				672,458,450	45.34%

Total investments in securities (cost: $1,008,362,739)				$996,835,815	67.24%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2011

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
U.S. Banks
$300,000	2/17/12	Barclays Bank PLC (NY)	0.47%	$300,581	0.02%
250,000	4/26/12	Canadian Imperial Bank of Commerce (NY)	0.37%	249,983	0.02%
4,750,000	11/5/12	Canadian Imperial Bank of Commerce (NY)	0.64%	4,754,513	0.32%
5,950,000	4/4/12	Deutsche Bank Aktiengesellschaft (NY)	0.45%	5,964,488	0.40%
5,000,000	3/5/12	Mizuho Corporate Bank, Ltd. (NY)	0.48%	5,001,707	0.34%
2,000,000	2/6/12	Nordea Bank Finland PLC (NY)	0.38%	2,003,377	0.14%
1,000,000	5/8/12	Nordea Bank Finland PLC (NY)	0.40%	1,001,824	0.07%
7,600,000	11/13/12	Nordea Bank Finland PLC (NY)	0.65%	7,568,387	0.51%
4,650,000	4/5/12	Norinchukin Bank (NY)	0.55%	4,655,368	0.31%
6,250,000	3/1/13	PNC Bank, National Association	0.63%	6,204,312	0.42%
5,250,000	2/3/12	Shizuoka Bank, Ltd. (NY)	0.49%	5,254,920	0.35%
6,900,000	5/3/12	Westpac Banking Corporation (NY)	0.40%	6,918,477	0.47%
2,650,000	6/21/12	Westpac Banking Corporation (NY)	0.41%	2,654,894	0.18%
Foreign Banks
2,250,000	10/3/13	Bank of Montreal	0.82%	2,254,624	0.15%
4,500,000	1/17/12	Bank of Nova Scotia	0.32%	4,510,802	0.30%
4,600,000	6/11/12	Bank of Nova Scotia	0.74%	4,602,636	0.31%
2,600,000	10/18/12	Bank of Nova Scotia	0.70%	2,608,055	0.18%
2,000,000	11/20/12	Bank of Nova Scotia	0.74%	2,003,035	0.14%
5,050,000	1/17/12	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.36%	5,058,937	0.34%
2,500,000	3/5/12	Norinchukin Bank	0.54%	2,500,737	0.17%
1,750,000	4/2/12	Rabobank Nederland	0.37%	1,750,115	0.12%
250,000	3/15/13	Royal Bank of Canada	2.25%	255,138	0.02%
5,000,000	6/1/12	Sumitomo Mitsui Banking Corporation	0.65%	5,001,388	0.34%
5,250,000	1/24/12	Svenska Handelsbanken AB	0.38%	5,253,930	0.35%
Foreign Government Sponsored Enterprise
6,600,000	5/25/12	Caisse Amortissement de la Dette Socia	0.43%	6,592,215	0.44%
Total certificates of deposit (cost: $94,910,523)				$94,924,443	6.41%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2011

	Description	Fair Value	% of Partners' Capital (Net Asset Value)
Open Futures Contracts
Long U.S. Futures Contracts
	Agricultural commodities	$427,903	0.03%
	Currencies	2,763,257	0.19%
	Energy products	123,077	0.01%
	Interest rates	5,715,227	0.39%
	Metals	(8,991,504)	(0.61)%
	Single stock futures	36,323	0.00%
	Stock indices	422,180	0.03%
Net unrealized gain on open long U.S. futures contracts		496,463	0.04%

Short U.S. Futures Contracts
	Agricultural commodities	(3,414,866)	(0.23)%
	Currencies	3,441,210	0.23%
	Energy products	7,238,690	0.49%
	Interest rates	(1,544,262)	(0.10)%
	Metals	6,509,575	0.44%
	Single stock futures	(16,613)	(0.00)%
	Stock indices	175,914	0.01%
Net unrealized gain on open short U.S. futures contracts		12,389,648	0.84%

Total U.S. Futures Contracts - Net unrealized gain on open U.S. futures contracts		12,886,111	0.88%

Long Foreign Futures Contracts
	Agricultural commodities	196,300	0.01%
	Currencies	(18,010)	(0.00)%
	Energy products	31,956	0.00%
	Interest rates[2]	18,859,653	1.27%
	Metals	(164,515)	(0.01)%
	Stock indices	1,196,625	0.08%
Net unrealized gain on open long foreign futures contracts		20,102,009	1.35%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2011

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Short Foreign Futures Contracts
Agricultural commodities	$824,214	0.06%
Currencies	3,635,127	0.25%
Energy products	13,933	0.00%
Interest rates	(234,143)	(0.02)%
Metals	677,586	0.05%
Stock indices	508,790	0.03%
Net unrealized gain on open short foreign futures contracts	5,425,507	0.37%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	25,527,516	1.72%

Net unrealized gain on open futures contracts	$38,413,627	2.60%

Open Forward Currency Contracts
U.S. Forward Currency Contracts
Long	$1,455,228	0.10%
Short	(973,780)	(0.07)%
Net unrealized gain on open U.S. forward currency contracts	481,448	0.03%

Foreign Forward Currency Contracts
Long	(1,593,950)	(0.11)%
Short	1,383,892	0.09%
Net unrealized loss on open foreign forward currency contracts	(210,058)	(0.02)%

Net unrealized gain on open forward currency contracts	$271,390	0.01%

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

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2010

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Investments in Securities
U.S. Treasury Security
Face Value	Maturity Date	Name	Yield[1]
$80,000,000	1/13/11	U.S. Treasury Bill	0.25%	$79,993,333	5.71%
U.S. Treasury security (cost: $79,805,000)				79,993,333	5.71%

U.S. Government Sponsored Enterprise Note
Face Value	Maturity Date	Name	Yield[1]
$75,132,000	3/23/11	Federal Home Loan Mortgage Corporation	0.27%	$75,086,357	5.36%
U.S. government sponsored enterprise note (cost: $75,000,707)				75,086,357	5.36%
Commercial Paper
Face Value	Maturity Dates	Name	Yield[1]
U.S. Banks
$60,000,000	5/24/11	Barclays US Funding LLC	0.57%	$59,864,150	4.27%
22,158,000	8/19/11	UBS Finance (Delaware) LLC	0.49%	22,088,633	1.58%
U.S. Diversified Financial Services
74,107,000	5/27/11	ING (U.S.) Funding LLC	0.57%	73,935,689	5.27%
32,000,000	5/16/11	Toyota Motor Credit Corporation	0.39%	31,953,200	2.28%
Foreign Banks
55,000,000	1/28/11	Commonwealth Bank of Australia	0.36%	54,985,150	3.92%
35,000,000	1/31/11	HSBC Finance Corp.	0.60%	34,982,500	2.50%
67,521,000	4/13/11	HSBC Finance Corp.	0.63%	67,400,475	4.81%
Foreign Consumer Products
75,000,000	2/7/11	Reckitt Benckiser Treasury Services PLC	0.32%	74,975,334	5.35%
Foreign Energy
102,508,000	4/1/11-7/11/11	Shell International Finance B.V.	0.53%-0.69%	102,278,232	7.30%
Total commercial paper (cost: $521,448,130)				522,463,363	37.28%

Total investments in securities (cost: $676,253,837)				$677,543,053	48.35%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2010

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Open Futures Contracts
Long U.S. Futures Contracts
Agricultural commodities	$13,165,181	0.94%
Currencies	7,670,918	0.55%
Energy products	11,760,545	0.84%
Interest rates	1,052,750	0.08%
Metals [2]	27,501,487	1.96%
Single stock futures	7,816	0.00%
Stock indices	1,703,171	0.12%
Net unrealized gain on open long U.S. futures contracts	62,861,868	4.49%

Short U.S. Futures Contracts
Agricultural commodities	(1,237,450)	(0.09)%
Currencies	(1,511,655)	(0.11)%
Energy products	(5,384,762)	(0.38)%
Interest rates	(841,009)	(0.06)%
Metals [2]	(17,274,015)	(1.23)%
Stock indices	121,975	0.01%
Net unrealized loss on open short U.S. futures contracts	(26,126,916)	(1.86)%

Total U.S. futures contracts - net unrealized gain on open U.S. futures contracts	36,734,952	2.63%

Long Foreign Futures Contracts
Agricultural commodities	1,367,853	0.10%
Currencies	948,518	0.07%
Energy products	1,142,528	0.08%
Interest rates	1,539,476	0.11%
Metals	353,032	0.03%
Stock indices	(541,376)	(0.04)%
Net unrealized gain on open long foreign futures contracts	4,810,031	0.35%

Short Foreign Futures Contracts
Agricultural commodities	(228,077)	(0.02)%
Currencies	12,849,530	0.92%
Interest rates	(1,594,631)	(0.11)%
Stock indices	244,283	0.02%
Net unrealized gain on open short foreign futures contracts	11,271,105	0.81%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	16,081,136	1.16%

Net unrealized gain on open futures contracts	$52,816,088	3.79%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2010

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Open Forward Currency Contracts
U.S. Forward Currency Contracts
Long	$2,498,957	0.18%
Short	229,704	0.02%
Net unrealized gain on open U.S. forward currency contracts	2,728,661	0.20%

Foreign Forward Currency Contracts
Long	537,826	0.04%
Short	5,292,847	0.38%
Net unrealized gain on open foreign forward currency contracts	5,830,673	0.42%

Net unrealized gain on open forward currency contracts	$8,559,334	0.62%

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

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Trading Gain (Loss) from Futures and Forwards
Net realized gain (loss)	$(19,473,968)	$135,714,953	$23,148,928
Net change in unrealized gain (loss)	(22,690,405)	49,800,401	(21,714,702)
Brokerage commissions and trading expenses	(4,371,804)	(3,380,928)	(2,755,996)
Net gain (loss) from futures and forwards trading	(46,536,177)	182,134,426	(1,321,770)

Net Investment Loss
Income (loss)
Interest income	11,686,695	1,275,110	1,810,461
Net realized and change in unrealized loss on securities and certificates of deposit	(14,508,604)	1,844,790	2,673,818
Total income (loss)	(2,821,909)	3,119,900	4,484,279
Expenses
Trading Advisor management fees	23,433,566	17,963,623	14,548,153
Trading Advisor incentive fees	9,895,806	18,108,464	14,005,308
Cash Manager fees	851,317	—	—
General Partner management fee	26,123,720	23,477,737	18,920,212
Selling Agent fees – General Partner	19,182,712	16,206,868	13,294,827
General Partner 1% allocation	(1,356,695)	1,017,537	(639,856)
Administrative expenses – General Partner	6,824,331	9,612,707	8,789,611
Total expenses	84,954,757	86,386,936	68,918,255
Administrative expenses waived	—	(1,868,756)	(2,410,018)
Net total expenses	84,954,757	84,518,180	66,508,237
Net investment loss	(87,776,666)	(81,398,280)	(62,023,958)
Net Income (Loss)	$(134,312,843)	$100,736,146	$(63,345,728)

	2011		2010		2009
	Class A	Class B	Class A	Class B	Class A	Class B
Increase (decrease) in net asset value per unit for the year	$(458.39)	$(503.38)	$316.97	$532.63	$(350.09)	$(342.01)

Net income (loss) per unit (based on weighted average number of units outstanding during the year)	$(468.10)	$(512.15)	$349.19	$622.25	$(354.49)	$(339.13)

Weighted average number of units outstanding	186,655.9584	91,650.8857	161,284.3651	71,380.8863	128,033.3107	52,957.8978

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows

Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from operating activities
Net income (loss)	$(134,312,843)	$100,736,146	$(63,345,728)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures and forwards trading	22,690,405	(49,800,401)	21,714,702
Purchases of securities and certificates of deposit	(2,717,763,460)	(1,212,846,181)	(272,119,196)
Proceeds from disposition of securities and certificates of deposit	2,289,037,651	644,662,567	528,187,995
Net realized and change in unrealized (gain) loss on securities and certificates of deposit	14,508,604	(1,844,790)	(2,673,818)
Changes in
Interest receivable	63,131	(53,938)	14,431
General Partner 1% allocation receivable/payable	(2,374,232)	1,657,393	(2,519,193)
Trading Advisor management fees payable	(205,455)	(96,858)	871,471
Trading Advisor incentive fees payable	(13,050,625)	11,605,667	(17,326,646)
Commissions and other trading fees payable on open contracts	60,594	24,306	57,113
Cash Manager fees payable	364,930	—	—
General Partner management fee payable	131,891	335,284	357,495
Selling Agent fees payable – General Partner	49,121	316,839	248,046
Administrative expenses payable – General Partner	44,474	(1,204,309)	422,677
Net cash provided by (used in) operating activities	(540,755,814)	(506,508,275)	193,889,349

Cash flows from financing activities
Subscriptions	323,789,875	309,875,178	348,606,260
Subscriptions received in advance	15,876,320	23,610,336	37,057,961
Redemptions	(121,738,957)	(97,826,979)	(95,038,858)
Net cash provided by financing activities	217,927,238	235,658,535	290,625,363

Net increase (decrease) in cash and cash equivalents	(322,828,576)	(270,849,740)	484,514,712
Cash and cash equivalents, beginning of year	718,671,095	989,520,835	505,006,123
Cash and cash equivalents, end of year	$395,842,519	$718,671,095	$989,520,835

End of year cash and cash equivalents consists of
Cash in broker trading accounts	$371,351,829	$426,420,669	$318,300,203
Cash and cash equivalents	24,490,690	292,250,426	671,220,632
Total end of year cash and cash equivalents	$395,842,519	$718,671,095	$989,520,835

Supplemental disclosure of cash flow information
Prior year redemptions paid	$11,807,236	$5,857,719	$10,448,411
Prior year subscriptions received in advance	$23,610,336	$37,057,961	$29,937,275

Supplemental schedule of non-cash financing activities
Redemptions payable	$22,127,237	$11,807,236	$5,857,719

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2011, 2010 and 2009

	Class A Interests		Class B Interests
	Units	Amount	Units	Amount	Total
Balance at December 31, 2008	108,989.0639	$547,011,351	44,268.0740	$285,973,913	$832,985,264
Net loss		(45,386,080)		(17,959,648)	(63,345,728)
Subscriptions	49,772.8589	241,416,577	21,781.4765	137,126,958	378,543,535
Redemptions	(9,863.1044)	(47,570,031)	(6,803.8627)	(42,878,135)	(90,448,166)
Transfers	(1,446.7298)	(7,037,288)	1,116.8667	7,037,288	—
Balance at December 31, 2009	147,452.0886	688,434,529	60,362.5545	369,300,376	1,057,734,905
Net income		56,319,425		44,416,721	100,736,146
Subscriptions	37,815.9537	174,841,854	28,178.4636	172,091,285	346,933,139
Redemptions	(11,895.8661)	(55,629,713)	(7,770.4883)	(48,146,783)	(103,776,496)
Transfers	(1,233.4890)	(5,710,764)	931.3431	5,710,764	—
Balance at December 31, 2010	172,138.6872	858,255,331	81,701.8729	543,372,363	1,401,627,694
Net loss		(87,373,529)		(46,939,314)	(134,312,843)
Subscriptions	40,067.8247	192,617,898	24,019.5573	154,782,313	347,400,211
Redemptions	(17,269.7094)	(80,670,341)	(8,114.4415)	(51,388,617)	(132,058,958)
Transfers	(2,296.3874)	(10,659,958)	1,702.9003	10,659,958	—
Balance at December 31, 2011	192,640.4151	$872,169,401	99,309.8890	$610,486,703	$1,482,656,104

Net Asset Value per Unit
	Class A	Class B
December 31, 2011	$4,527.45	$6,147.29
December 31, 2010	4,985.84	6,650.67
December 31, 2009	4,668.87	6,118.04

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

Revenue Recognition

Futures, options on futures, forward currency contracts, investments in securities, and certificates of deposit are recorded on a trade date basis, and gains or losses are realized when contracts/positions are liquidated. Realized gains and losses on investments in securities and certificates of deposit are determined on a specific identification basis and are included in net realized and change in unrealized gain (loss) in the consolidated statements of operations. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the consolidated statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses. The difference between cost and the fair value of open investments in securities and certificates of deposit is reflected as unrealized gain or loss on investments in securities and certificates of deposit. Any change in net unrealized gain or loss on from the preceding period is reported in the consolidated statements of operations. Interest income earned on investments in securities, certificates of deposit and other cash and cash equivalent balances is recorded on an accrual basis.

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

Level 3 –   Fair value is based on valuation techniques in which one or more significant inputs are unobservable. The Fund has no financial instruments valued using Level 3 inputs.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2011, 2010 and 2009, there were no such transfers between levels.

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

Redemptions Payable

Redemptions payable represent redemptions that meet the requirements of the Fund and have been approved by the General Partner prior to year end. These redemptions have been recorded using the year end net asset value per Unit.

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through December 31, 2011. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2008.

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

Reclassification

Certain amounts in the 2010 and 2009 consolidated financial statements have been reclassified to conform to the 2011 presentation without affecting previously reported partners’ capital (net asset value).

Recently Issued Accounting Pronouncement

In November 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for annual and interim periods beginning on or after January 1, 2013. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The Fund’s effective date is January 1, 2013. The adoption of this guidance is not expected to have a material impact on the financial position or results of operations.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At December 31, 2011
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$38,413,627	$—	$38,413,627
Net unrealized gain on open forward currency contracts*	—	271,390	271,390
Cash and cash equivalents:
Money market fund	5,760,099	—	5,760,099
Investments in securities:
U.S. Treasury securities*	78,149,854	—	78,149,854
U.S. government sponsored enterprise notes*	—	85,904,711	85,904,711
Foreign government sponsored enterprise notes*	—	7,097,950	7,097,950
Commercial paper*	—	153,224,850	153,224,850
Corporate notes*	—	672,458,450	672,458,450
Certificates of deposit*	—	94,924,443	94,924,443
Total	$122,323,580	$1,013,881,794	$1,136,205,374

*See the consolidated condensed schedule of investments for further description.

At December 31, 2010
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$52,816,088	$—	$52,816,088
Net unrealized gain on open forward currency contracts*	—	8,559,334	8,559,334
Cash and cash equivalents:
Money market fund	24,004,531	—	24,004,531
Investments in securities:
U.S. Treasury securities*	79,993,333	—	79,993,333
U.S. government sponsored enterprise notes*	—	75,086,357	75,086,357
Commercial paper*	—	522,463,363	522,463,363
Total	$156,813,952	$606,109,054	$762,923,006

*See consolidated condensed schedule of investments for further description.

There were no Level 3 holdings at December 31, 2011, 2010 and 2009, or during the years then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At December 31, 2011 and 2010, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

December 31, 2011	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$4,907,935	$(6,874,384)	$(1,966,449)
Currencies	11,500,940	(1,679,356)	9,821,584
Energy products	9,356,447	(1,948,791)	7,407,656
Interest rates	27,554,583	(4,758,108)	22,796,475
Metals	12,182,871	(14,151,729)	(1,968,858)
Single stock futures	55,232	(35,522)	19,710
Stock indices	4,557,650	(2,254,141)	2,303,509
Net unrealized gain on open futures contracts	$70,115,658	$(31,702,031)	$38,413,627

Net unrealized gain on open forward currency contracts	$5,681,721	$(5,410,331)	$271,390

At December 31, 2011, there were 92,423 open futures contracts and 1,716 open forward currency contracts.

December 31, 2010	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$14,891,065	$(1,823,558)	$13,067,507
Currencies	22,299,654	(2,342,343)	19,957,311
Energy products	13,712,837	(6,194,526)	7,518,311
Interest rates	4,677,106	(4,520,520)	156,586
Metals	28,204,597	(17,624,093)	10,580,504
Single stock futures	7,816	—	7,816
Stock indices	5,266,979	(3,738,926)	1,528,053
Net unrealized gain on open futures contracts	$89,060,054	$(36,243,966)	$52,816,088

Net unrealized gain on open forward currency contracts	$13,258,364	$(4,699,030)	$8,559,334

At December 31, 2010, there were 61,017 open futures contracts and 2,529 open forward currency contracts.

For the years ended December 31, 2011, 2010 and 2009, the Fund’s futures and forwards contracts had the following impact on the consolidated statements of operations:

	2011		2010
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(34,695,326)	$(15,033,956)	$19,562,007	$8,749,637
Currencies	(32,166,401)	(10,135,727)	15,515,295	19,022,122
Energy products	(25,551,459)	(110,655)	(46,673,673)	6,175,730
Interest rates	167,808,332	22,639,889	122,081,872	5,370,949
Metals	3,697,021	(12,549,362)	22,112,677	6,629,891
Single stock futures	(290,206)	11,894	122,094	15,572
Stock indices	(99,853,027)	775,456	(1,026,460)	(7,151,848)
Total futures contracts	(21,051,066)	(14,402,461)	131,693,812	38,812,053

Forward currency contracts	2,146,988	(8,287,944)	4,284,176	10,988,348

Total futures and forward currency contracts	$(18,904,078)	$(22,690,405)	$135,977,988	$49,800,401

	2009
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(3,268,855)	$1,792,584
Currencies	(8,204,223)	(266,564)
Energy products	(43,882,399)	(592,475)
Interest rates	6,159,982	(25,979,362)
Metals	19,636,364	(3,836,342)
Single stock futures	(91,179)	(7,756)
Stock indices	60,210,817	8,401,268
Total futures contracts	30,560,507	(20,488,647)

Forward currency contracts	(7,450,916)	(1,226,055)

Total futures and forward currency contracts	$23,109,591	$(21,714,702)

For the years ended December 31, 2011, 2010 and 2009, the number of futures contracts closed was 1,100,279, 768,063 and 591,093, respectively, and the number of forward currency contracts closed was 47,969, 42,586 and 35,256, respectively.

4.	General Partner

At December 31, 2011, 2010 and 2009, and for the years then ended, the General Partner did not maintain a capital balance in the Fund; however, the beneficiary of the sole shareholder of the General Partner had the following investment:

Class B Units	2011	2010	2009
Units Owned	39.6245	39.6245	30.9315
Value of Units	$243,583	$263,529	$189,240

During 2010, the beneficiary of the sole shareholder of the General Partner purchased an additional 8.6930 units for $54,964.

The General Partner earns the following compensation:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A and Class B Units equal to 1/12th of 1.75% of the month-end net asset value of the Class A and Class B Units, payable in arrears. Prior to December 1, 2010, the General Partner management fee was 1.95% per annum.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units and such amounts are included in Selling Agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fee are retained by the General Partner.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units and such amounts are included in Selling Agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fee are retained by the General Partner.

▪	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the fund, payable in arrears to the General Partner. The General Partner, in turn, pays the administrative expenses of the Fund. See Note 7 for additional information regarding administrative expenses. Prior to December 1, 2010, the Fund would reimburse the General Partner for actual monthly administrative expenses paid to various third-party service providers, including the General Partner, up to 1/12th of 0.65% of the Fund’s month-end net asset value. In addition, SIF incurs administrative fees of 1/12th of 0.15% of the month-end net asset value of the fund, payable in arrears to the General Partner. Such fees amount to less than 0.01% per annum of the Fund’s net asset value.

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

5.	Trading Advisors and Cash Managers

The Fund has advisory agreements with various commodity trading advisors, pursuant to which the Fund incurs a monthly advisor management fee that ranges from 0% to 2% per annum of allocated net assets (as defined in each respective advisory agreement), paid monthly or quarterly in arrears. Additionally, the Fund incurs advisor incentive fees, payable quarterly in arrears, ranging from 10% to 30% of net new trading profits (as defined in each respective advisory agreement).

Effective April, 1, 2011, the Fund engaged J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.11% of the investments in securities and certificates of deposit.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At December 31, 2011 and 2010, the Fund had margin deposit requirements of $175,593,513 and $150,261,236, respectively.

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

For the years ended December 31, 2011, 2010 and 2009, the Fund incurred administrative fees or expenses as follows:

	2011	2010	2009
Administrative fee	$6,824,331	$531,847	$—
Administrative expense reimbursement	—	9,080,860	8,789,611
Total administrative expenses	6,828,331	9,612,707	8,789,611
Administrative expenses voluntarily waived	—	(1,868,756)	(2,410,018)
Total administrative expenses	$6,824,331	$7,743,951	$6,379,593

At December 31, 2011 and 2010, $576,321 and $531,847, respectively, were payable to the General Partner for administrative expenses. Such amounts are presented as administrative expenses payable – General Partner in the consolidated statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000. Units are sold at the net asset value per Class A or Class B Unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At December 31, 2011 and 2010, the Fund received advance subscriptions of $15,876,320 and $23,610,336, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

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

Purchase and sale of futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss of contract value. The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited. The Fund uses Newedge USA, LLC and JP Morgan Securities, LLC as its futures brokers and Newedge UK Financial Limited and UBG AG as its forward currency counterparties.

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

The Cash Managers manage the Fund’s cash and excess margin through investments in fixed income instruments, pursuant to investment parameters established by the General Partner. Fluctuations in prevailing interest rates could cause mark-to-market losses on the Fund’s fixed income instruments. Prior to April 2011, the Fund used UBS Financial Services, Inc. and Bank of America Merrill Lynch as its cash management securities brokers for the investment of some excess margin amounts into short-term fixed income instruments.

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at December 31, 2011.

Country or Region	U.S. Treasury Securities	Gov't Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$78,149,854	$85,904,711	$98,768,308	$482,040,564	$52,532,831	$797,396,268	53.81%
Australia	-	-	10,947,333	43,034,651	-	53,981,984	3.64%
Great Britain	-	-	4,368,743	42,486,268	-	46,855,011	3.16%
Canada	-	-	3,999,878	20,717,866	16,234,290	40,952,034	2.76%
Netherlands	-	-	-	37,456,257	1,750,115	39,206,372	2.64%
France	-	1,005,116	3,999,767	21,599,835	6,592,215	33,196,933	2.24%
Japan	-	-	12,498,107	-	12,561,062	25,059,169	1.69%
Netherland Antilles	-	-	4,349,903	9,945,168	-	14,295,071	0.96%
Sweden	-	-	-	5,344,511	5,253,930	10,598,441	0.71%
Germany	-	-	-	4,998,167	-	4,998,167	0.34%
Denmark	-	-	-	4,835,163	-	4,835,163	0.33%
Singapore	-	-	4,295,759	-	-	4,295,759	0.29%
South America multi-national	-	-	3,748,485	-	-	3,748,485	0.25%
Europe multi-national	-	3,267,754	-	-	-	3,267,754	0.22%
Luxumberg	-	-	3,249,154	-	-	3,249,154	0.22%
Norway	-	-	2,999,413	-	-	2,999,413	0.20%
Africa multi-national	-	2,825,080	-	-	-	2,825,080	0.19%
Total	$78,149,854	$93,002,661	$153,224,850	$672,458,450	$94,924,443	$1,091,760,258	73.65%

The following table presents the exposure at December 31, 2010.

Country or Region	U.S. Treasury Securities	Gov't Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$79,993,333	$75,086,357	$187,841,672	$-	$-	$342,921,362	24.47%
Australia	-	-	54,985,150	-	-	54,985,150	3.92%
Great Britain	-	-	177,358,309	-	-	177,358,309	12.66%
Netherlands	-	-	102,278,232	-	-	102,278,232	7.30%
Total	$79,993,333	$75,086,357	$522,463,363	$-	$-	$677,543,053	48.35%

10.	Indemnifications

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

The following information presents per unit operating performance data and other ratios for the years ended December 31, 2011, 2010 and 2009, assuming the unit was outstanding throughout the entire year:

F-29

	2011		2010		2009
	Class A	Class B	Class A	Class B	Class A	Class B
Per Unit Operating Performance

Net asset value per unit, beginning of year	$4,985.84	$6,650.67	$4,668.87	$6,118.04	$5,018.96	$6,460.05
Income (loss) from operations
Gain (loss) from futures and forwards trading (1)	(141.14)	(191.76)	664.87	886.90	(4.56)	(6.19)
Net investment loss (1)	(317.25)	(311.62)	(347.90)	(354.27)	(345.53)	(335.82)
Total income (loss) from operations	(458.39)	(503.38)	316.97	532.63	(350.09)	(342.01)

Net asset value per unit, end of year	$4,527.45	$6,147.29	$4,985.84	$6,650.67	$4,668.87	$6,118.04

Total return	(9.19)%	(7.57)%	6.79%	8.71%	(6.98)%	(5.29)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees and General Partner 1% allocation (2), (3)	5.92%	4.09%	6.15%	4.34%	6.23%	4.40%
Trading Advisor incentive fees	0.67%	0.67%	1.49%	1.56%	1.47%	1.48%
General Partner 1% allocation	(0.10)%	(0.08)%	0.08%	0.10%	(0.07)%	(0.05)%

Total expenses	6.49%	4.68%	7.72%	6.00%	7.63%	5.83%

Net investment loss (2), (3)	(6.68)%	(4.88)%	(7.46)%	(5.74)%	(7.16)%	(5.35)%

Total returns are calculated based on the change in value of a Class A or Class B Unit during the year. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1) The net investment loss per unit is calculated by dividing the net investment loss by the average number of Class A or Class B Units outstanding during the year. Gain (loss) from futures and forwards trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of gain (loss) from futures and forwards trading per unit due to the timing of trading gains and losses during the year relative to the number of units outstanding.

(2) All of the ratios under Other Financial Ratios are computed net of voluntary and involuntary waivers of administrative expenses. For the years ended December 31, 2011, 2010 and 2009, the ratios are net of 0.00%, 0.16% and 0.25%, respectively, of average net asset value relating to the waivers of administrative expenses. Both the nature and the amounts of the waivers are more fully explained in Note 7.

(3) The net investment loss includes interest income and excludes net realized and change in unrealized gain (loss) from futures and forwards trading activities as shown in the consolidated statements of operations. The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net gain (loss) from futures and forwards trading in the consolidated statements of operations. The resulting amount is divided by the average net asset value for the year.

