Form 10-Q
period 2012-03-31
FUTURES PORTFOLIO FUND L.P.
filed 2012-05-14
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐   No ☒

Part I: Financial Information

Item 1. Financial Statements

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Financial Condition

March 31, 2012 (Unaudited) and December 31, 2011 (Audited)

	March 31, 2012	December 31, 2011
Assets
Equity in broker trading accounts
Cash	$431,312,211	$371,351,829
Net unrealized gain (loss) on open futures contracts	(938,155)	38,413,627
Net unrealized gain (loss) on open forward currency contracts	(3,208,148)	271,390
Interest receivable	10,226	4,449
Total equity in broker trading accounts	427,176,134	410,041,295
Cash and cash equivalents	32,643,323	24,490,690
Investments in securities, at fair value	921,842,692	996,835,815
Certificates of deposit, at fair value	103,505,236	94,924,443
General Partner 1% allocation receivable	207,690	1,356,695
Total assets	$1,485,375,075	$1,527,648,938

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$1,941,187	$2,061,196
Commissions and other trading fees payable on open contracts	226,635	202,327
Cash Manager fees payable	314,423	364,930
General Partner management fee payable	2,141,834	2,199,413
Selling Agent fees payable – General Partner	1,542,414	1,585,090
Administrative expenses payable – General Partner	561,614	576,321
Redemptions payable	28,731,372	22,127,237
Subscriptions received in advance	12,782,644	15,876,320
Total liabilities	48,242,123	44,992,834
Partners’ Capital (Net Asset Value)
Class A Interests – 190,379.4338 and 192,640.4151 units outstanding at March 31, 2012 and December 31, 2011, respectively	848,421,814	872,169,401
Class B Interests – 96,858.6886 and 99,309.8890 units outstanding at March 31, 2012 and December 31, 2011, respectively	588,711,138	610,486,703
Total partners' capital (net asset value)	1,437,132,952	1,482,656,104
Total liabilities and partners' capital (net asset value)	$1,485,375,075	$1,527,648,938

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments

March 31, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Investments in Securities
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$6,900,000	4/30/12	U.S. Treasury Notes	4.50%	$7,053,706	0.50%
3,000,000	5/31/12	U.S. Treasury Notes	4.75%	3,070,301	0.21%
5,200,000	6/15/12	U.S. Treasury Notes	1.88%	5,247,312	0.37%
500,000	7/15/12	U.S. Treasury Notes	1.50%	503,557	0.04%
500,000	7/31/12	U.S. Treasury Notes	0.63%	501,348	0.03%
12,040,000	8/31/12	U.S. Treasury Notes	0.38%	12,054,759	0.84%
7,500,000	9/30/12	U.S. Treasury Notes	0.38%	7,507,995	0.52%
9,825,000	10/31/12	U.S. Treasury Notes	3.88%	10,194,940	0.71%
10,425,000	11/15/12	U.S. Treasury Notes	1.38%	10,556,463	0.73%
4,600,000	11/30/12	U.S. Treasury Notes	0.50%	4,617,252	0.32%
5,670,000	1/15/13	U.S. Treasury Notes	1.38%	5,738,429	0.40%
7,000,000	2/15/13	U.S. Treasury Notes	1.38%	7,082,436	0.49%
3,500,000	3/31/13	U.S. Treasury Notes	2.50%	3,578,989	0.25%
4,500,000	4/15/13	U.S. Treasury Notes	1.75%	4,606,771	0.32%
4,500,000	9/30/13	U.S. Treasury Notes	0.13%	4,488,590	0.31%
5,000,000	11/15/13	U.S. Treasury Notes	0.50%	5,024,518	0.35%
Total U.S. Treasury securities (cost: $92,499,828)				91,827,366	6.39%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$1,160,000	5/28/13	Federal Farm Credit Bank	0.23%	1,160,666	0.09%
500,000	4/2/12	Federal Home Loan Bank	0.17%	500,222	0.03%
3,500,000	5/18/12	Federal Home Loan Bank	1.13%	3,519,130	0.24%
4,500,000	6/20/12	Federal Home Loan Bank	1.88%	4,540,479	0.32%
250,000	6/27/12	Federal Home Loan Bank	0.25%	250,222	0.02%
400,000	7/25/12	Federal Home Loan Bank	0.25%	400,372	0.03%
850,000	8/10/12	Federal Home Loan Bank	0.35%	851,405	0.06%
6,400,000	8/22/12	Federal Home Loan Bank	1.75%	6,451,922	0.45%
3,800,000	10/5/12	Federal Home Loan Bank	0.31%	3,805,790	0.26%
3,250,000	1/16/13	Federal Home Loan Bank	1.50%	3,292,513	0.23%
2,300,000	1/29/13	Federal Home Loan Bank	0.38%	2,304,418	0.16%
3,000,000	3/27/13	Federal Home Loan Bank	1.00%	3,022,809	0.21%
6,700,000	1/9/13	Federal Home Loan Mortgage Corp.	1.38%	6,780,768	0.47%
4,250,000	7/30/12	Federal National Mortgage Assoc.	1.13%	4,271,672	0.30%
14,500,000	10/30/12	Federal National Mortgage Assoc.	0.50%	14,553,287	1.01%
Total U.S. government sponsored enterprise notes (cost: $55,961,089)				55,705,675	3.88%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Government Sponsored Enterprise Note
Face Value	Maturity Date	Name	Yield[1]
$1,000,000	6/11/12	Societe de Financement de l'Economie Fr. (cost: $1,018,924)	2.25%	$1,009,407	0.07%

Total government sponsored enterprise notes (cost: $56,980,013)				56,715,082	3.95%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Agriculture
$3,500,000	6/5/12	Philip Morris International Inc.	0.18%	3,499,242	0.23%
Automotive
4,250,000	4/20/12	BMW US Capital, LLC	0.31%	4,249,305	0.29%
Banks
3,000,000	4/30/12	Barclays US Funding LLC	0.15%	2,999,635	0.21%
250,000	5/2/12	Credit Suisse (USA), Inc.	0.22%	249,953	0.02%
4,250,000	4/26/12	HSBC USA Inc.	0.24%	4,249,292	0.29%
4,250,000	4/5/12	Mizuho Funding LLC (USA)	0.47%	4,249,801	0.29%
4,000,000	5/3/12	Standard Chartered Bank	0.44%	3,998,400	0.27%
4,250,000	6/26/12	The Bank of Tokyo-Mitsubishi UFJ, Ltd. (NY)	0.36%	4,246,345	0.29%
250,000	4/11/12	Union Bank, National Association	0.25%	249,983	0.02%
3,500,000	5/22/12	Union Bank, National Association	0.23%	3,498,860	0.24%
Beverages
3,750,000	5/1/12	Anheuser-Busch InBev Worldwide Inc.	0.25%	3,749,219	0.26%
4,250,000	4/11/12	Bacardi U.S.A., Inc.	0.43%	4,249,470	0.30%
3,400,000	5/23/12	The Coca-Cola Company	0.15%	3,399,263	0.24%
Charity
3,100,000	5/9/12	The Salvation Army	0.20%	3,099,346	0.22%
Chemicals
4,000,000	4/9/12	E. I. du Pont de Nemours and Company	0.13%	3,999,884	0.28%
264,000	4/16/12	E. I. du Pont de Nemours and Company	0.16%	263,986	0.02%
Computers
250,000	4/9/12	Hewlett-Packard Company	0.44%	249,976	0.02%
Diversified Financial Services
4,000,000	4/16/12	American Honda Finance Corporation	0.16%	3,999,733	0.28%
3,750,000	5/3/12	Caterpillar Financial Services Corporation	0.12%	3,749,600	0.26%
3,600,000	4/16/12	ING (U.S.) Funding LLC	0.30%	3,599,730	0.25%
3,750,000	4/19/12	Louis Dreyfus Commodities LLC	0.20%	3,749,625	0.26%
3,250,000	4/4/12	Rabobank USA Financial Corporation	0.46%	3,249,979	0.23%
3,500,000	4/30/12	River Fuel Company #2, Inc.	0.18%	3,499,493	0.24%
3,400,000	5/11/12	UOB Funding LLC	0.28%	3,398,942	0.24%
250,000	7/24/12	UOB Funding LLC	0.30%	249,786	0.02%
4,000,000	5/15/12	Metlife Funding, Inc.	0.15%	3,999,267	0.28%
3,500,000	4/13/12	New York Life Capital Corporation	0.12%	3,499,860	0.24%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Energy
$4,000,000	4/2/12	Apache Corporation	0.44%	$3,999,951	0.28%
250,000	4/10/12	Duke Energy Corporation	0.40%	249,975	0.02%
3,200,000	4/23/12	Duke Energy Corporation	0.40%	3,199,218	0.22%
250,000	4/5/12	NextEra Energy Capital Holdings, Inc.	0.42%	249,988	0.02%
4,000,000	4/13/12	NextEra Energy Capital Holdings, Inc.	0.45%	3,999,400	0.28%
4,300,000	4/2/12	Oglethorpe Power Corporation	0.15%	4,299,982	0.30%
4,000,000	4/3/12	ONEOK, Inc.	0.37%	3,999,918	0.28%
250,000	4/11/12	The Southern Company	0.20%	249,986	0.02%
3,100,000	4/20/12	The Southern Company	0.20%	3,099,656	0.22%
Manufacturing
1,300,000	4/2/12	Illinois Tool Works Inc.	0.10%	1,299,995	0.09%
Mining
3,300,000	4/17/12	BHP Billiton Finance (USA) Limited	0.15%	3,299,780	0.23%
250,000	4/23/12	BHP Billiton Finance (USA) Limited	0.13%	249,980	0.02%
Total U.S. commercial paper (cost: $111,671,844)				111,695,804	7.77%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	5/7/12	Commonwealth Bank of Australia	0.15%	249,962	0.02%
232,000	4/30/12	DBS Bank Ltd.	0.23%	231,957	0.02%
5,300,000	2/1/13	DBS Bank Ltd.	0.89%	5,259,667	0.36%
950,000	4/2/12	DNB Bank ASA	0.20%	949,995	0.07%
270,000	4/16/12	DNB Bank ASA	0.17%	269,981	0.02%
4,250,000	6/1/12	Oversea-Chinese Banking Corp. Ltd	0.30%	4,247,840	0.29%
3,250,000	4/23/12	Sumitomo Mitsui Banking Corporation	0.25%	3,249,503	0.23%
4,000,000	4/26/12	The Bank of Nova Scotia	0.13%	3,999,653	0.28%
Consumer Products
2,500,000	3/5/13	Reckitt Benckiser Treasury Services PLC	0.75%	2,477,074	0.17%
Diversified Financial Services
4,000,000	4/17/12	John Deere Bank SA	0.15%	3,999,733	0.28%
3,710,000	4/24/12	Toyota Credit Canada Inc.	0.17%	3,709,597	0.26%
Energy
250,000	5/14/12	BP Capital Markets P.L.C.	0.18%	249,946	0.02%
4,000,000	7/3/12	BP Capital Markets P.L.C.	0.33%	3,996,590	0.28%
3,800,000	4/11/12	GDF Suez	0.21%	3,799,778	0.26%
250,000	4/30/12	GDF Suez	0.22%	249,956	0.02%
4,250,000	4/9/12	Pacific Gas and Electric Company	0.31%	4,249,707	0.29%
3,800,000	4/13/12	Total Capital Canada Ltd.	0.13%	3,799,835	0.26%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Government Sponsored Enterprise
$3,750,000	4/17/12	Corporacion Andina de Fomento	0.29%	$3,749,517	0.26%
Total foreign commercial paper (cost: $48,730,741)				48,740,291	3.39%

Total commercial paper (cost: $160,402,585)				160,436,095	11.16%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$4,275,000	11/20/12	Boeing	1.88%	4,342,880	0.30%
1,750,000	2/15/13	Boeing	5.13%	1,832,129	0.13%
2,937,000	4/1/12	McDonnell Douglas	9.75%	3,081,599	0.21%
Apparel
2,325,000	8/23/13	V.F. Corporation	1.24%	2,328,163	0.16%
Automotive
1,000,000	9/14/12	PACCAR Inc	1.65%	1,007,251	0.07%
Banks
10,450,000	1/30/14	Bank of America Corporation	1.97%	10,295,625	0.71%
7,602,000	7/27/12	BB&T Corporation	3.85%	7,734,613	0.54%
10,000,000	4/1/14	Citigroup Inc.	1.51%	9,863,193	0.69%
4,510,000	5/15/13	Credit Suisse (USA), Inc.	5.00%	4,767,917	0.33%
525,000	7/2/12	Credit Suisse AG	3.45%	532,699	0.04%
10,000,000	1/14/14	Credit Suisse AG	1.53%	9,985,855	0.69%
7,000,000	10/30/12	GMAC Inc.	1.75%	7,113,416	0.49%
5,200,000	12/19/12	GMAC Inc.	2.20%	5,305,349	0.37%
10,000,000	5/2/14	JPMorgan Chase & Co.	1.22%	10,022,236	0.70%
2,800,000	6/20/12	Morgan Stanley	1.95%	2,826,104	0.20%
10,000,000	1/9/14	Morgan Stanley	0.88%	9,530,255	0.66%
2,200,000	11/1/12	The Bank of New York Mellon	4.95%	2,301,891	0.16%
2,000,000	8/27/13	The Bank of New York Mellon	5.13%	2,130,249	0.15%
5,000,000	7/28/14	The Bank of New York Mellon	0.82%	5,014,474	0.35%
9,350,000	2/7/14	The Goldman Sachs Group, Inc.	1.53%	9,202,480	0.64%
300,000	6/14/13	U.S. Bancorp	2.00%	306,817	0.02%
2,400,000	10/30/13	U.S. Bancorp	1.13%	2,423,560	0.17%
4,200,000	10/26/12	U.S. Bank National Association	0.78%	4,211,577	0.29%
10,300,000	5/1/13	Wachovia Corporation	5.50%	11,053,349	0.76%
250,000	5/1/13	Wachovia Corporation	2.32%	255,559	0.02%
Beverages
5,000,000	3/26/13	Anheuser-Busch InBev Worldwide Inc.	1.20%	5,029,697	0.35%
6,350,000	1/27/14	Anheuser-Busch InBev Worldwide Inc.	1.11%	6,380,746	0.44%
6,101,000	8/15/13	Coca-Cola Enterprises, Inc.	5.00%	6,484,517	0.45%
1,000,000	7/31/12	PepsiAmericas, Inc.	5.75%	1,026,457	0.07%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Chemicals
$250,000	8/15/12	Monsanto Company	7.38%	$258,274	0.02%
2,645,000	11/15/12	Praxair, Inc.	1.75%	2,683,863	0.19%
Computers
9,000,000	4/1/14	Dell Inc.	1.18%	9,074,262	0.63%
100,000	7/1/12	Hewlett-Packard	6.50%	102,952	0.01%
2,800,000	5/24/13	Hewlett-Packard	0.77%	2,795,887	0.19%
4,500,000	5/30/14	Hewlett-Packard	0.89%	4,451,663	0.31%
3,850,000	9/19/14	Hewlett-Packard	2.02%	3,881,275	0.27%
750,000	6/15/12	IBM	0.50%	750,685	0.05%
550,000	10/15/13	IBM	6.50%	615,780	0.04%
Consumer Products
4,250,000	8/15/14	The Procter & Gamble Company	0.70%	4,266,858	0.30%
Diversified Financial Services
4,300,000	6/29/12	American Honda Finance Corporation	0.57%	4,299,009	0.30%
1,950,000	11/7/12	American Honda Finance Corporation	0.90%	1,955,365	0.14%
2,110,000	4/2/13	American Honda Finance Corporation	4.63%	2,243,904	0.16%
1,500,000	12/10/12	BlackRock, Inc.	2.25%	1,527,752	0.11%
6,335,000	5/24/13	BlackRock, Inc.	0.79%	6,362,042	0.44%
2,510,000	4/5/13	Caterpillar Financial Services Corporation	2.00%	2,574,451	0.18%
1,600,000	4/1/14	Caterpillar Financial Services Corporation	0.87%	1,610,701	0.11%
7,400,000	10/22/12	Citigroup Funding Inc.	1.88%	7,529,628	0.52%
350,000	12/10/12	Citigroup Funding Inc.	2.25%	357,308	0.02%
2,130,000	8/1/13	CME Group Inc.	5.40%	2,275,747	0.16%
2,414,000	4/12/13	Credit Suisse (USA), Inc.	0.83%	2,408,915	0.17%
5,555,000	12/28/12	General Electric Capital Corporation	2.63%	5,691,032	0.40%
3,800,000	1/8/13	General Electric Capital Corporation	2.80%	3,889,029	0.27%
3,400,000	6/19/13	General Electric Capital Corporation	1.07%	3,418,393	0.24%
1,000,000	4/7/14	General Electric Capital Corporation	1.21%	1,004,167	0.07%
9,000,000	1/15/14	HSBC Finance Corporation	0.82%	8,761,586	0.61%
1,000,000	1/15/14	HSBC Finance Corporation	0.82%	973,510	0.07%
4,500,000	10/1/12	John Deere Capital Corporation	5.25%	4,728,260	0.33%
1,250,000	12/17/12	John Deere Capital Corporation	4.95%	1,307,379	0.09%
157,000	1/15/13	John Deere Capital Corporation	5.10%	164,497	0.01%
6,960,000	7/16/12	Massmutual Global Funding II	3.63%	7,068,178	0.49%
3,714,000	9/27/13	Massmutual Global Funding II	0.97%	3,712,010	0.26%
1,750,000	12/17/12	PACCAR Financial Corp.	1.95%	1,776,025	0.12%
6,517,000	4/5/13	PACCAR Financial Corp.	0.69%	6,549,759	0.46%
3,800,000	1/15/13	Principal Life Global Funding I	5.25%	3,974,300	0.28%
5,000,000	4/14/14	SSIF Nevada, Limited Partnership	1.27%	4,975,042	0.35%
3,300,000	10/12/12	Toyota Motor Credit Corporation	0.78%	3,310,320	0.23%
300,000	1/14/13	Toyota Motor Credit Corporation	0.78%	301,054	0.02%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Diversified Financial Services (continued)
$6,000,000	1/17/14	Toyota Motor Credit Corporation	0.95%	$6,029,694	0.42%
8,450,000	2/17/15	Toyota Motor Credit Corporation	1.00%	8,458,386	0.59%
Energy
4,500,000	10/15/12	ConocoPhillips	4.75%	4,700,421	0.33%
1,305,000	10/31/12	Northern Natural Gas Company	5.38%	1,368,919	0.10%
2,191,000	10/15/12	NSTAR Electric Company	4.88%	2,290,145	0.16%
4,275,000	12/13/13	Occidental Petroleum	1.45%	4,356,409	0.30%
Food
410,000	6/1/12	Cargill, Incorporated	6.38%	422,364	0.03%
4,725,000	9/15/12	Cargill, Incorporated	5.60%	4,833,424	0.34%
Healthcare
7,743,000	3/1/14	Roche Holdings, Inc.	5.00%	8,378,365	0.58%
Insurance
1,280,000	4/15/12	Berkshire Hathaway Finance Corporation	4.00%	1,305,199	0.09%
1,980,000	1/10/14	Berkshire Hathaway Finance Corporation	0.91%	1,988,163	0.14%
9,750,000	2/11/13	Berkshire Hathaway Inc.	0.94%	9,810,775	0.68%
650,000	5/30/12	Jackson National Life Global Funding	6.13%	668,349	0.05%
350,000	5/8/13	Jackson National Life Global Funding	5.38%	372,808	0.03%
250,000	7/12/12	MetLife Institutional Funding II	0.98%	250,467	0.02%
6,950,000	9/17/12	Metropolitan Life Global Funding I	2.88%	7,022,176	0.49%
2,800,000	1/11/13	Metropolitan Life Global Funding I	2.50%	2,844,712	0.20%
4,024,000	1/25/13	Monumental Global Funding III	0.73%	4,012,555	0.28%
7,050,000	8/22/12	New York Life Global Funding	0.54%	7,053,492	0.49%
1,550,000	10/16/12	New York Life Global Funding	5.25%	1,626,121	0.11%
5,140,000	12/14/12	New York Life Global Funding	2.25%	5,234,116	0.36%
1,250,000	5/9/13	New York Life Global Funding	4.65%	1,325,696	0.09%
4,610,000	4/15/13	Pacific Life Global Funding	5.15%	4,915,478	0.34%
4,500,000	6/25/12	Pricoa Global Funding I	4.63%	4,595,006	0.32%
2,450,000	6/26/12	Pricoa Global Funding I	0.60%	2,446,037	0.17%
650,000	10/18/12	Pricoa Global Funding I	5.40%	682,336	0.05%
1,700,000	9/27/13	Pricoa Global Funding I	0.67%	1,685,537	0.12%
105,000	12/14/12	Principal Life Income Fundings	5.30%	109,941	0.01%
725,000	3/15/13	The Travelers Companies, Inc.	5.00%	757,315	0.05%
Internet
3,000,000	5/19/14	Google Inc.	1.25%	3,063,294	0.21%
Machinery
3,420,000	5/21/13	Caterpillar Inc.	0.66%	3,432,380	0.24%
Manufacturing
9,035,000	6/21/13	Danaher Corporation	0.72%	9,061,289	0.63%
8,000,000	6/16/14	Eaton Corporation	0.80%	8,020,386	0.56%
Media
3,700,000	12/1/14	The Walt Disney Company	0.88%	3,727,187	0.26%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Pharmaceutical
$4,275,000	2/10/14	Novartis Capital Corporation	4.13%	$4,578,533	0.32%
250,000	3/15/13	Pfizer Inc.	5.50%	262,666	0.02%
Retail
9,075,000	7/18/14	Target Corporation	0.73%	9,114,287	0.63%
4,500,000	2/3/14	Wal-Mart Stores, Inc.	3.00%	4,725,814	0.33%
4,775,000	4/15/14	Wal-Mart Stores, Inc.	1.63%	4,926,029	0.34%
Semiconductor
950,000	6/15/12	National Semiconductor	6.15%	977,341	0.07%
4,275,000	5/15/13	Texas Instruments	0.68%	4,293,674	0.30%
Steel
1,579,000	12/1/12	Nucor Corporation	5.00%	1,648,826	0.11%
Telecommunication
6,550,000	2/13/15	AT&T	0.88%	6,518,887	0.45%
2,250,000	3/14/14	Cisco Systems	0.72%	2,262,253	0.16%
5,700,000	3/28/14	Verizon	1.08%	5,747,756	0.40%
Transportation
9,424,000	1/15/13	United Parcel Service, Inc.	4.50%	9,813,475	0.68%
Total U.S. corporate notes (cost: $455,013,162)				451,740,002	31.43%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$10,370,000	4/1/14	Volkswagen International Finance N.V.	1.19%	10,369,782	0.71%
Banks
3,200,000	12/21/12	ANZ National (Int'l) Limited	2.38%	3,257,536	0.23%
3,300,000	6/28/13	Bank of Montreal	2.13%	3,373,777	0.23%
4,500,000	1/23/13	Barclays Bank PLC	2.50%	4,560,855	0.32%
10,000,000	1/10/14	BNP Paribas	1.48%	9,826,610	0.68%
3,000,000	6/29/12	Commonwealth Bank of Australia	0.67%	2,998,710	0.21%
5,000,000	4/14/14	Danske Bank A/S	1.62%	4,933,127	0.34%
4,300,000	1/18/13	HSBC Bank PLC	0.96%	4,308,907	0.30%
4,150,000	5/15/13	HSBC Bank PLC	0.93%	4,153,746	0.29%
400,000	1/17/14	HSBC Bank PLC	1.37%	402,145	0.03%
9,000,000	3/15/13	ING Bank N.V.	1.52%	9,009,549	0.63%
1,000,000	6/9/14	ING Bank N.V.	1.87%	990,625	0.07%
5,000,000	6/17/13	KfW Bankengruppe	0.25%	4,998,560	0.35%
4,930,000	6/15/12	National Australia Bank Limited	0.67%	4,931,489	0.34%
1,000,000	11/16/12	National Australia Bank Limited	2.35%	1,019,658	0.07%
1,500,000	1/8/13	National Australia Bank Limited	2.50%	1,529,431	0.11%
1,000,000	6/12/13	National Australia Bank Limited	5.35%	1,067,734	0.07%
5,000,000	4/11/14	National Australia Bank Limited	1.30%	4,996,562	0.35%
5,000,000	2/4/13	Rabobank Nederland	0.68%	5,004,289	0.35%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$5,250,000	3/8/13	Royal Bank of Canada	0.62%	$5,260,292	0.37%
2,000,000	7/29/13	Royal Bank of Canada	2.10%	2,047,445	0.14%
7,850,000	9/14/12	Svenska Handelsbanken AB	2.88%	7,937,658	0.55%
4,600,000	5/11/12	The Royal Bank of Scotland	2.63%	4,654,816	0.32%
6,660,000	7/26/13	The Toronto-Dominion Bank	0.74%	6,688,112	0.47%
1,100,000	12/14/12	Westpac Banking Corporation	1.90%	1,115,862	0.08%
9,750,000	3/31/14	Westpac Banking Corporation	1.20%	9,741,091	0.68%
Energy
5,250,000	11/7/13	BP Capital Markets P.L.C.	5.25%	5,720,570	0.40%
5,146,000	3/25/13	Shell International Finance B.V.	1.88%	5,224,806	0.36%
Insurance
2,270,000	4/22/13	Monumental Global Funding III	5.50%	2,424,917	0.17%
Pharmaceutical
6,000,000	9/15/12	AstraZeneca PLC	5.40%	6,148,292	0.43%
8,065,000	3/28/13	Sanofi	0.67%	8,095,346	0.56%
4,280,000	3/28/14	Sanofi	0.78%	4,302,773	0.30%
10,000,000	3/21/14	Teva Pharmaceutical Finance III BV	0.97%	10,029,075	0.70%
Total foreign corporate notes (cost: $162,113,274)				161,124,147	11.21%

Total corporate notes (cost: $617,126,436)				612,864,149	42.64%
Total investments in securities (cost: $927,008,862)				$921,842,692	64.14%

U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,000,000	8/15/13	Bank of Montreal (Chicago)	0.70%	$2,001,274	0.14%
2,250,000	10/3/13	Bank of Montreal (Chicago)	1.03%	2,255,735	0.16%
5,300,000	6/15/12	Barclays Bank PLC (NY)	0.33%	5,301,214	0.37%
250,000	4/26/12	Canadian Imperial Bank of Commerce (NY)	0.32%	250,007	0.02%
4,750,000	11/5/12	Canadian Imperial Bank of Commerce (NY)	0.73%	4,761,429	0.33%
5,950,000	3/14/13	Deutsche Bank Aktiengesellschaft (NY)	1.06%	5,954,644	0.41%
2,300,000	5/7/12	Mizuho Corporate Bank, Ltd. (NY)	0.42%	2,301,836	0.16%
5,300,000	6/6/12	Mizuho Corporate Bank, Ltd. (NY)	0.37%	5,301,161	0.37%
5,300,000	1/9/13	National Bank of Canada (NY)	0.66%	5,315,344	0.37%
1,000,000	5/8/12	Nordea Bank Finland PLC (NY)	0.40%	1,003,882	0.07%
7,600,000	11/13/12	Nordea Bank Finland PLC (NY)	0.71%	7,599,496	0.53%
250,000	3/1/13	PNC Bank	0.59%	250,187	0.02%
1,750,000	4/2/12	Rabobank Nederland (NY)	0.34%	1,750,501	0.12%
250,000	3/15/13	Royal Bank of Canada (NY)	2.25%	253,485	0.02%
4,600,000	9/3/13	Royal Bank of Canada (NY)	0.69%	4,607,967	0.32%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Certificates of Deposit (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$2,000,000	8/9/12	Standard Chartered Bank	0.72%	$2,003,020	0.14%
7,500,000	9/10/12	The Bank of Tokyo-Mitsubishi UFJ, Ltd. (NY)	0.52%	7,501,792	0.52%
4,650,000	4/5/12	The Norinchukin Bank (NY)	0.55%	4,662,835	0.32%
2,650,000	9/7/12	The Norinchukin Bank (NY)	0.55%	2,650,297	0.18%
6,900,000	5/3/12	Westpac Banking Corp. (NY)	0.40%	6,926,838	0.48%
2,650,000	6/21/12	Westpac Banking Corp. (NY)	0.41%	2,659,760	0.19%
Charity
200,000	4/4/12	The Salvation Army	0.30%	200,302	0.01%
Total U.S. certificates of deposit (cost: $75,407,909)				75,513,006	5.25%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$5,000,000	6/1/12	Sumitomo Mitsui Banking Corporation	0.65%	5,012,903	0.35%
5,150,000	6/19/12	Swedbank Sparbanken Svenge AB	0.53%	5,151,504	0.36%
4,600,000	6/11/12	The Bank of Nova Scotia	0.67%	4,605,147	0.32%
2,600,000	10/18/12	The Bank of Nova Scotia	0.86%	2,607,961	0.18%
2,000,000	11/20/12	The Bank of Nova Scotia	0.74%	2,010,151	0.14%
2,000,000	2/10/14	The Bank of Nova Scotia	1.01%	2,002,971	0.14%
Government Sponsored Enterprise
6,600,000	5/25/12	Caisse Amortissement de la Dette Socia	0.54%	6,601,593	0.46%
Total foreign certificates of deposit (cost: $27,968,369)				27,992,230	1.95%

Total certificates of deposit (cost: $103,376,278)				$103,505,236	7.20%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2012

(Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Open Futures Contracts
Long U.S. Futures Contracts
Agricultural commodities	$3,607,833	0.25%
Currencies	(1,849,609)	(0.13)%
Energy	(7,611,290)	(0.53)%
Equity indices	7,036,784	0.49%
Interest rate instruments	(1,746,744)	(0.12)%
Metals	(6,049,411)	(0.42)%
Single stock futures	12,754	0.00%
Net unrealized loss on open long U.S. futures contracts	(6,599,683)	(0.46)%

Short U.S. Futures Contracts
Agricultural commodities	1,059,976	0.07%
Currencies	(4,086,178)	(0.28)%
Energy	5,900,417	0.41%
Equity indices	522,926	0.04%
Interest rate instruments	(824,777)	(0.06)%
Metals	3,019,575	0.21%
Net unrealized gain on open short U.S. futures contracts	5,591,939	0.39%

Total U.S. Futures Contracts - Net unrealized loss on open U.S. futures contracts	(1,007,744)	(0.07)%

Long Foreign Futures Contracts
Agricultural commodities	1,471,624	0.10%
Currencies	255,802	0.02%
Energy	465,680	0.03%
Equity indices	(3,338,253)	(0.23)%
Interest rate instruments	3,444,975	0.24%
Metals	(116,987)	(0.01)%
Net unrealized gain on open long foreign futures contracts	2,182,841	0.15%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2012

(Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Short Foreign Futures Contracts
Agricultural commodities	$(41,296)	(0.00)%
Currencies	(762,099)	(0.05)%
Energy	(4,378)	(0.00)%
Equity indices	94,561	0.01%
Interest rate instruments	(1,187,299)	(0.08)%
Metals	(212,741)	(0.01)%
Net unrealized loss on open short foreign futures contracts	(2,113,252)	(0.13)%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	69,589	0.02%

Net unrealized loss on open futures contracts	$(938,155)	(0.05)%

Open Forward Currency Contracts
U.S. Forward Currency Contracts
Long	$(867,350)	(0.06)%
Short	(1,959,634)	(0.14)%
Net unrealized loss on open U.S. forward currency contracts	(2,826,984)	(0.20)%

Foreign Forward Currency Contracts
Long	(600,069)	(0.04)%
Short	218,905	0.02%
Net unrealized loss on open foreign forward currency contracts	(381,164)	(0.02)%

Net unrealized loss on open forward currency contracts	$(3,208,148)	(0.22)%

Notes

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

(Audited)

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

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$2,800,000	1/23/12	African Development Bank	1.88%	$2,825,080	0.19%
3,200,000	3/21/12	European Investment Bank	4.63%	3,267,754	0.22%
1,000,000	6/11/12	Soc. de Financement de l'Economie Francaise	2.25%	1,005,116	0.07%
Total foreign government sponsored enterprise notes (cost: $7,208,542)				7,097,950	0.48%

Total government sponsored enterprise notes (cost: $93,216,323)				93,002,661	6.28%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$3,500,000	1/9/12	BMW US Capital, LLC	0.38%	3,499,704	0.24%
260,000	1/19/12	BMW US Capital, LLC	0.40%	259,948	0.02%
Banks
3,400,000	2/15/12	Credit Suisse (USA), Inc.	0.45%	3,398,088	0.23%
200,000	3/19/12	Goldman Sachs Group, Inc.	0.55%	199,762	0.01%
4,250,000	1/27/12	HSBC USA Inc.	0.20%	4,249,031	0.29%
3,300,000	1/27/12	National Australia Funding (Delaware) Inc.	0.28%	3,299,357	0.22%
250,000	1/4/12	Standard Chartered Bank	0.20%	249,995	0.02%
4,000,000	2/8/12	Standard Chartered Bank	0.36%	3,998,480	0.27%
250,000	2/6/12	Union Bank, National Association	0.18%	249,955	0.02%
Beverages
2,550,000	2/2/12	Anheuser-Busch InBev Worldwide Inc.	0.25%	2,549,433	0.17%
250,000	3/5/12	The Coca-Cola Company	0.20%	249,933	0.02%
Charity
4,000,000	1/19/12	The Salvation Army	0.12%	3,999,760	0.27%
200,000	1/25/12	The Salvation Army	0.10%	199,987	0.01%
Computers
3,550,000	1/9/12	Hewlett-Packard Company	0.45%	3,549,645	0.24%
Diversified Financial Services
3,200,000	1/6/12	American Honda Finance Corporation	0.20%	3,199,911	0.22%
250,000	2/8/12	American Honda Finance Corporation	0.27%	249,894	0.02%
200,000	2/27/12	Caterpillar Financial Services Corporation	0.07%	199,978	0.01%
3,300,000	3/5/12	Caterpillar Financial Services Corporation	0.20%	3,298,827	0.22%
4,000,000	1/11/12	General Electric Capital Corporation	0.14%	3,999,978	0.27%
260,000	1/6/12	ING (U.S.) Funding LLC	0.25%	259,995	0.02%
4,000,000	2/27/12	ING (U.S.) Funding LLC	0.35%	3,997,783	0.27%
2,000,000	1/6/12	National Rural Utilities Coop.	0.09%	1,999,975	0.13%
3,000,000	1/6/12	Nordea Investment Mgmt North America, Inc.	0.32%	2,999,867	0.20%
4,000,000	1/24/12	PACCAR Financial Corp.	0.07%	3,999,821	0.27%
250,000	2/15/12	Private Export Funding Corporation	0.11%	249,966	0.02%
3,232,000	1/13/12	River Fuel Company #2, Inc.	0.28%	3,231,698	0.22%
250,000	1/13/12	River Fuel Trust 1	0.35%	249,967	0.02%
3,400,000	1/20/12	Toyota Motor Credit Corporation	0.20%	3,399,641	0.23%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Energy
$4,000,000	1/4/12	NextEra Energy Capital Holdings, Inc.	0.46%	$3,999,847	0.27%
280,000	1/11/12	NextEra Energy Capital Holdings, Inc.	0.50%	279,965	0.02%
4,300,000	1/12/12	Oglethorpe Power Corporation	0.17%	4,299,777	0.29%
3,500,000	1/4/12	The Southern Company	0.15%	3,499,956	0.24%
260,000	1/11/12	The Southern Company	0.17%	259,988	0.02%
250,000	1/4/12	Questar Corporation	0.18%	249,996	0.02%
3,300,000	1/20/12	Questar Corporation	0.25%	3,299,565	0.22%
Food
4,250,000	1/5/12	Kellogg Company	0.19%	4,249,910	0.29%
Insurance
3,240,000	1/10/12	Metlife Funding, Inc.	0.07%	3,239,927	0.22%
3,500,000	2/13/12	New York Life Capital Corporation	0.13%	3,499,457	0.24%
Manufacturing
3,350,000	1/23/12	Emerson Electric Co.	0.07%	3,349,857	0.23%
Mining
3,000,000	1/17/12	BHP Billiton Finance (USA) Limited	0.16%	2,999,787	0.20%
250,000	1/24/12	BHP Billiton Finance (USA) Limited	0.13%	249,979	0.02%
Telecommunication
4,000,000	1/3/12	Verizon Communications Inc.	0.37%	3,999,918	0.27%
Total U.S. commercial paper (cost: $98,744,654)				98,768,308	6.70%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$3,750,000	2/7/12	Australia and New Zealand Banking Group	0.25%	3,749,036	0.25%
4,250,000	1/25/12	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.29%	4,249,178	0.29%
3,200,000	1/17/12	Commonwealth Bank of Australia	0.30%	3,199,473	0.22%
3,000,000	1/23/12	DNB Bank ASA	0.37%	2,999,413	0.20%
4,000,000	1/12/12	John Deere Credit Inc. (Canada)	0.10%	3,999,878	0.27%
4,250,000	1/17/12	Mizuho Funding LLC	0.20%	4,249,622	0.29%
4,300,000	3/8/12	Oversea-Chinese Banking Corp.	0.53%	4,295,759	0.29%
4,000,000	1/27/12	Sumitomo Mitsui Banking Corp.	0.24%	3,999,307	0.27%
Energy
270,000	1/4/12	BP Capital Markets P.L.C.	0.23%	269,995	0.02%
1,100,000	1/17/12	BP Capital Markets P.L.C.	0.28%	1,099,853	0.07%
3,000,000	2/21/12	BP Capital Markets P.L.C.	0.26%	2,998,895	0.20%
4,000,000	1/11/12	GDF Suez	0.21%	3,999,767	0.27%
4,350,000	1/3/12	Pacific Gas and Electric Company	0.40%	4,349,903	0.29%
Government Sponsored Enterprise
3,750,000	2/14/12	Corporacion Andina de Fomento	0.33%	3,748,485	0.25%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership Consolidated

Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Healthcare
$250,000	1/10/12	Covidien International Finance S.A.	0.21%	$249,987	0.02%
3,000,000	2/10/12	Covidien International Finance S.A.	0.25%	2,999,167	0.20%
Telecommunication
4,000,000	2/16/12	Telstra Corporation Limited	0.23%	3,998,824	0.27%
Total foreign commercial paper (cost: $54,439,767)				54,456,542	3.67%

Total commercial paper (cost: $153,184,421)				153,224,850	10.37%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$4,275,000	11/20/12	Boeing	1.88%	4,328,732	0.29%
1,750,000	2/15/13	Boeing	5.13%	1,868,615	0.13%
2,937,000	4/1/12	McDonnell Douglas Corporation	9.75%	3,073,320	0.21%
Agriculture
5,850,000	8/13/12	Archer-Daniels-Midland Company	0.61%	5,864,274	0.40%
Apparel
2,325,000	8/23/13	V.F. Corporation	1.25%	2,332,109	0.16%
Automotive
1,000,000	9/14/12	PACCAR Inc	1.72%	1,009,200	0.07%
Banks
15,000,000	1/30/14	Bank of America	1.85%	13,590,732	0.92%
190,000	3/23/12	Bank of New York Mellon	0.67%	189,954	0.01%
5,000,000	7/28/14	Bank of New York Mellon	0.69%	4,922,138	0.33%
7,602,000	7/27/12	BB&T Corporation	3.85%	7,851,227	0.53%
4,000,000	12/28/12	Citibank, N.A.	1.75%	4,061,719	0.27%
10,000,000	4/1/14	Citigroup Inc.	1.30%	9,456,391	0.64%
6,525,000	7/2/12	Credit Suisse AG (NY)	3.45%	6,709,392	0.45%
10,000,000	1/14/14	Credit Suisse AG (NY)	1.36%	9,708,314	0.65%
7,000,000	10/30/12	GMAC Inc.	1.75%	7,111,043	0.48%
5,200,000	12/19/12	GMAC Inc.	2.20%	5,302,977	0.36%
10,074,000	1/15/12	Goldman Sachs	6.60%	10,399,589	0.70%
1,200,000	2/14/12	Goldman Sachs	5.30%	1,228,911	0.08%
13,855,000	2/7/14	Goldman Sachs	1.44%	12,981,083	0.88%
10,000,000	5/2/14	JPMorgan Chase & Co.	1.30%	9,710,982	0.65%
3,600,000	6/15/12	KeyBank National Association	3.20%	3,654,879	0.25%
2,800,000	6/20/12	Morgan Stanley	1.95%	2,824,234	0.19%
4,500,000	4/29/13	Morgan Stanley	1.41%	4,251,895	0.29%
10,000,000	1/9/14	Morgan Stanley	0.69%	9,063,376	0.61%
4,200,000	10/26/12	U.S. Bank National Association	0.64%	4,212,590	0.28%
3,000,000	2/23/12	UBS AG (USA)	1.60%	3,008,944	0.20%
1,230,000	3/1/12	Wachovia Corporation	0.68%	1,231,092	0.08%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2011
(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$250,000	5/1/13	Wachovia Corporation	2.20%	$255,174	0.02%
5,250,000	10/23/12	Wells Fargo & Company	5.25%	5,486,217	0.37%
5,800,000	1/31/13	Wells Fargo & Company	4.38%	6,100,740	0.41%
Beverages
5,000,000	3/26/13	Anheuser-Busch InBev Worldwide Inc.	1.30%	5,025,140	0.34%
2,350,000	1/27/14	Anheuser-Busch InBev Worldwide Inc.	0.97%	2,358,879	0.16%
4,000,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.76%	3,987,398	0.27%
1,275,000	3/1/12	Coca-Cola Enterprises, Inc.	3.75%	1,296,595	0.09%
6,101,000	8/15/13	Coca-Cola Enterprises, Inc.	5.00%	6,603,898	0.45%
1,000,000	7/31/12	PepsiAmericas, Inc.	5.75%	1,054,245	0.07%
Chemicals
250,000	8/15/12	Monsanto Company	7.38%	266,699	0.02%
2,645,000	11/15/12	Praxair, Inc.	1.75%	2,673,474	0.18%
Computers
9,000,000	4/1/14	Dell Inc.	0.97%	9,075,707	0.61%
3,663,000	3/1/12	Hewlett-Packard Company	5.25%	3,751,128	0.25%
100,000	7/1/12	Hewlett-Packard Company	6.50%	105,970	0.01%
2,800,000	5/24/13	Hewlett-Packard Company	0.79%	2,774,702	0.19%
4,500,000	5/30/14	Hewlett-Packard Company	0.92%	4,354,514	0.29%
3,850,000	9/19/14	Hewlett-Packard Company	2.11%	3,834,096	0.26%
750,000	6/15/12	IBM	0.58%	750,291	0.05%
550,000	10/15/13	IBM	6.50%	614,082	0.04%
Construction
3,420,000	5/21/13	Caterpillar Inc.	0.65%	3,426,993	0.23%
Consumer Products
4,250,000	8/15/14	Procter & Gamble	0.70%	4,281,968	0.29%
335,000	2/15/12	Kimberly-Clark Corporation	5.63%	343,930	0.02%
Diversified Financial Services
4,300,000	6/29/12	American Honda Finance Corporation	0.68%	4,298,974	0.29%
1,950,000	11/7/12	American Honda Finance Corporation	0.81%	1,955,395	0.13%
2,110,000	4/2/13	American Honda Finance Corporation	4.63%	2,208,666	0.15%
1,500,000	12/10/12	BlackRock, Inc.	2.25%	1,522,241	0.10%
6,335,000	5/24/13	BlackRock, Inc.	0.81%	6,336,536	0.43%
250,000	3/15/12	Caterpillar Financial Services Corporation	4.70%	255,581	0.02%
2,510,000	4/5/13	Caterpillar Financial Services Corporation	2.00%	2,565,847	0.17%
1,600,000	4/1/14	Caterpillar Financial Services Corporation	0.66%	1,600,652	0.11%
7,400,000	10/22/12	Citigroup Funding Inc.	1.88%	7,528,418	0.51%
1,350,000	12/10/12	Citigroup Funding Inc.	2.25%	1,376,843	0.09%
100,000	1/15/12	Credit Suisse (USA), Inc.	6.50%	103,179	0.01%
5,555,000	12/28/12	General Electric Capital Corporation	2.63%	5,689,174	0.38%
3,800,000	1/8/13	General Electric Capital Corporation	2.80%	3,923,331	0.26%
3,400,000	6/19/13	General Electric Capital Corporation	1.16%	3,404,289	0.23%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Diversified Financial Services (continued)
$1,000,000	4/7/14	General Electric Capital Corporation	1.01%	$979,780	0.07%
10,000,000	1/15/14	HSBC Finance Corporation	0.65%	9,225,830	0.62%
5,509,000	3/15/12	John Deere Capital Corporation	7.00%	5,697,541	0.38%
4,500,000	10/1/12	John Deere Capital Corporation	5.25%	4,715,832	0.32%
1,250,000	12/17/12	John Deere Capital Corporation	4.95%	1,304,601	0.09%
157,000	1/15/13	John Deere Capital Corporation	5.10%	167,771	0.01%
6,960,000	7/16/12	Massmutual Global Funding II	3.63%	7,180,759	0.48%
3,714,000	9/27/13	Massmutual Global Funding II	1.07%	3,699,264	0.25%
1,750,000	12/17/12	PACCAR Financial Corp.	1.95%	1,773,748	0.12%
6,517,000	4/5/13	PACCAR Financial Corp.	0.72%	6,514,016	0.44%
3,828,000	2/15/12	Principal Life Global Funding I	6.25%	3,941,005	0.27%
3,800,000	1/15/13	Principal Life Global Funding I	5.25%	4,045,006	0.27%
5,000,000	4/14/14	SSIF Nevada, Limited Partnership	1.10%	4,932,841	0.33%
3,300,000	10/12/12	Toyota Motor Credit Corporation	0.59%	3,305,595	0.22%
Energy
4,500,000	10/15/12	ConocoPhillips	4.75%	4,679,495	0.32%
4,171,000	1/15/12	Duke Energy Carolinas, LLC	6.25%	4,297,840	0.29%
1,305,000	10/31/12	Northern Natural Gas Company	5.38%	1,365,910	0.09%
2,191,000	10/15/12	NSTAR Electric Company	4.88%	2,284,590	0.15%
4,275,000	12/13/13	Occidental Petroleum Corporation	1.45%	4,352,225	0.29%
Food
410,000	6/1/12	Cargill, Incorporated	6.38%	421,678	0.03%
4,725,000	9/15/12	Cargill, Incorporated	5.60%	4,945,756	0.33%
Healthcare
7,743,000	3/1/14	Roche Holdings, Inc.	5.00%	8,505,438	0.57%
Insurance
100,000	1/13/12	Berkshire Hathaway Finance Corporation	0.52%	100,123	0.01%
1,280,000	4/15/12	Berkshire Hathaway Finance Corporation	4.00%	1,303,645	0.09%
1,980,000	1/10/14	Berkshire Hathaway Finance Corporation	0.72%	1,972,533	0.13%
250,000	2/10/12	Berkshire Hathaway Inc.	1.40%	251,602	0.02%
9,750,000	2/11/13	Berkshire Hathaway Inc.	0.88%	9,794,548	0.66%
650,000	5/30/12	Jackson National Life Global Funding	6.13%	665,616	0.04%
350,000	5/8/13	Jackson National Life Global Funding	5.38%	369,064	0.02%
250,000	7/12/12	MetLife Institutional Funding II	0.79%	250,691	0.02%
5,750,000	4/4/14	MetLife Institutional Funding II	1.27%	5,755,701	0.39%
1,000,000	3/15/12	Metropolitan Life Global Funding I	0.80%	999,812	0.07%
7,360,000	9/17/12	Metropolitan Life Global Funding I	2.88%	7,517,339	0.51%
2,800,000	1/11/13	Metropolitan Life Global Funding I	2.50%	2,866,978	0.19%
3,374,000	1/25/13	Monumental Global Funding III	0.59%	3,328,634	0.22%
7,050,000	8/22/12	New York Life Global Funding	0.54%	7,052,852	0.48%
1,550,000	10/16/12	New York Life Global Funding	5.25%	1,624,441	0.11%
5,140,000	12/14/12	New York Life Global Funding	2.25%	5,213,628	0.35%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Insurance (continued)
$1,250,000	5/9/13	New York Life Global Funding	4.65%	$1,318,922	0.09%
4,610,000	4/15/13	Pacific Life Global Funding	5.15%	4,865,363	0.33%
250,000	1/30/12	Pricoa Global Funding I	0.53%	250,111	0.02%
4,500,000	6/25/12	Pricoa Global Funding I	4.63%	4,575,136	0.31%
2,450,000	6/26/12	Pricoa Global Funding I	0.70%	2,441,886	0.16%
650,000	10/18/12	Pricoa Global Funding I	5.40%	676,870	0.05%
105,000	12/14/12	Principal Life Income Fundings	5.30%	109,546	0.01%
Internet
3,000,000	5/19/14	Google Inc.	1.25%	3,049,524	0.21%
Manufacturing
9,035,000	6/21/13	Danaher Corporation	0.82%	9,050,435	0.61%
8,000,000	6/16/14	Eaton Corporation	0.89%	8,000,738	0.54%
Media
422,000	3/1/12	Walt Disney Company	6.38%	434,768	0.03%
3,700,000	12/1/14	Walt Disney Company	0.88%	3,719,927	0.25%
Mining
250,000	3/29/12	BHP Billiton Finance (USA) Limited	5.13%	256,031	0.02%
Pharmaceutical
4,275,000	2/10/14	Novartis Capital Corporation	4.13%	4,643,002	0.31%
250,000	3/15/13	Pfizer Inc.	5.50%	268,324	0.02%
Retail
9,075,000	7/18/14	Target Corporation	0.57%	9,085,393	0.61%
4,500,000	2/3/14	Wal-Mart Stores, Inc.	3.00%	4,795,144	0.32%
4,775,000	4/15/14	Wal-Mart Stores, Inc.	1.63%	4,896,448	0.33%
Semiconductor
950,000	6/15/12	National Semiconductor Corporation	6.15%	975,883	0.07%
4,275,000	5/15/13	Texas Instruments Incorporated	0.64%	4,287,137	0.29%
Steel
1,579,000	12/1/12	Nucor Corporation	5.00%	1,642,453	0.11%
Telecommunication
2,250,000	3/14/14	Cisco Systems, Inc.	0.79%	2,249,238	0.15%
5,700,000	3/28/14	Verizon Communications Inc.	1.18%	5,693,477	0.38%
Transportation
5,850,000	1/15/13	United Parcel Service, Inc.	4.50%	6,212,402	0.42%
Total U.S. corporate notes (cost: $490,393,091)				482,040,564	32.50%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$10,370,000	4/1/14	Volkswagen International Finance N.V.	0.98%	10,188,377	0.69%
Banks
2,900,000	12/21/12	ANZ National (Int'l) Limited	2.38%	2,951,973	0.20%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$10,000,000	1/10/14	BNP Paribas	1.29%	$9,252,056	0.62%
5,250,000	1/12/12	Commonwealth Bank of Australia	2.40%	5,311,297	0.36%
3,000,000	6/29/12	Commonwealth Bank of Australia	0.78%	2,997,638	0.20%
10,000,000	3/17/14	Commonwealth Bank of Australia	1.29%	9,844,450	0.66%
5,000,000	4/14/14	Danske Bank A/S	1.45%	4,835,163	0.33%
1,150,000	8/3/12	HSBC Bank PLC	0.88%	1,152,390	0.08%
4,300,000	1/18/13	HSBC Bank PLC	0.80%	4,291,209	0.29%
4,150,000	5/15/13	HSBC Bank PLC	0.89%	4,121,105	0.28%
7,225,000	1/13/12	ING Bank N.V.	1.03%	7,240,784	0.49%
9,000,000	3/15/13	ING Bank N.V.	1.60%	8,797,179	0.59%
1,000,000	6/9/14	ING Bank N.V.	1.94%	959,030	0.06%
5,000,000	6/17/13	KfW Bankengruppe	0.29%	4,998,167	0.34%
3,080,000	2/1/12	National Australia Bank Limited	0.68%	3,082,733	0.21%
4,930,000	6/15/12	National Australia Bank Limited	0.75%	4,932,531	0.33%
1,000,000	11/16/12	National Australia Bank Limited	2.35%	1,013,797	0.07%
5,000,000	4/11/14	National Australia Bank Limited	1.11%	4,962,409	0.33%
5,000,000	2/4/13	Rabobank Nederland	0.58%	5,003,317	0.34%
6,850,000	12/12/12	Royal Bank of Canada	0.69%	6,859,674	0.46%
5,250,000	3/8/13	Royal Bank of Canada	0.69%	5,253,531	0.35%
5,250,000	9/14/12	Svenska Handelsbanken AB (publ)	2.88%	5,344,511	0.36%
250,000	3/30/12	Royal Bank of Scotland	1.50%	250,768	0.02%
4,600,000	5/11/12	Royal Bank of Scotland	2.63%	4,646,211	0.31%
6,660,000	7/26/13	Toronto-Dominion Bank	0.60%	6,657,777	0.45%
1,940,000	11/1/13	Toronto-Dominion Bank	0.89%	1,946,884	0.13%
1,100,000	12/14/12	Westpac Banking Corporation	1.90%	1,111,112	0.07%
9,750,000	3/31/14	Westpac Banking Corporation	1.31%	9,778,684	0.66%
Energy
10,200,000	3/10/12	BP Capital Markets P.L.C.	3.13%	10,345,153	0.70%
5,250,000	11/7/13	BP Capital Markets P.L.C.	5.25%	5,672,336	0.38%
5,146,000	3/25/13	Shell International Finance B.V.	1.88%	5,267,570	0.36%
Pharmaceutical
6,000,000	9/15/12	AstraZeneca PLC	5.40%	6,302,758	0.43%
8,065,000	3/28/13	Sanofi	0.77%	8,073,367	0.54%
4,280,000	3/28/14	Sanofi	0.88%	4,274,412	0.29%
10,000,000	3/21/14	Teva Pharmaceutical Finance III BV	1.07%	9,945,168	0.67%
Telecommunication
2,750,000	2/27/12	Vodafone Group Public Limited Company	0.79%	2,752,365	0.19%
Total foreign corporate notes (cost: $192,839,624)				190,417,886	12.84%

Total corporate notes (cost: $683,232,715)				672,458,450	45.34%

Total investments in securities (cost: $1,008,362,739)				$996,835,815	67.24%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$300,000	2/17/12	Barclays Bank PLC (NY)	0.47%	$300,581	0.02%
250,000	4/26/12	Canadian Imperial Bank of Commerce (NY)	0.37%	249,983	0.02%
4,750,000	11/5/12	Canadian Imperial Bank of Commerce (NY)	0.64%	4,754,513	0.32%
5,950,000	4/4/12	Deutsche Bank Aktiengesellschaft (NY)	0.45%	5,964,488	0.40%
5,000,000	3/5/12	Mizuho Corporate Bank, Ltd. (NY)	0.48%	5,001,707	0.34%
2,000,000	2/6/12	Nordea Bank Finland PLC (NY)	0.38%	2,003,377	0.14%
1,000,000	5/8/12	Nordea Bank Finland PLC (NY)	0.40%	1,001,824	0.07%
7,600,000	11/13/12	Nordea Bank Finland PLC (NY)	0.65%	7,568,387	0.51%
4,650,000	4/5/12	Norinchukin Bank (NY)	0.55%	4,655,368	0.31%
6,250,000	3/1/13	PNC Bank, National Association	0.63%	6,204,312	0.42%
5,250,000	2/3/12	Shizuoka Bank, Ltd. (NY)	0.49%	5,254,920	0.35%
6,900,000	5/3/12	Westpac Banking Corporation (NY)	0.40%	6,918,477	0.47%
2,650,000	6/21/12	Westpac Banking Corporation (NY)	0.41%	2,654,894	0.18%
Total U.S. certificates of deposit (cost: $52,535,773)				52,532,831	3.55%

Foreign Certficates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,250,000	10/3/13	Bank of Montreal	0.82%	2,254,624	0.15%
4,500,000	1/17/12	Bank of Nova Scotia	0.32%	4,510,802	0.30%
4,600,000	6/11/12	Bank of Nova Scotia	0.74%	4,602,636	0.31%
2,600,000	10/18/12	Bank of Nova Scotia	0.70%	2,608,055	0.18%
2,000,000	11/20/12	Bank of Nova Scotia	0.74%	2,003,035	0.14%
5,050,000	1/17/12	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.36%	5,058,937	0.34%
2,500,000	3/5/12	Norinchukin Bank	0.54%	2,500,737	0.17%
1,750,000	4/2/12	Rabobank Nederland	0.37%	1,750,115	0.12%
250,000	3/15/13	Royal Bank of Canada	2.25%	255,138	0.02%
5,000,000	6/1/12	Sumitomo Mitsui Banking Corporation	0.65%	5,001,388	0.34%
5,250,000	1/24/12	Svenska Handelsbanken AB	0.38%	5,253,930	0.35%
Government Sponsored Enterprise
6,600,000	5/25/12	Caisse Amortissement de la Dette Socia	0.43%	6,592,215	0.44%
Total foreign certificates of deposit (cost: $42,374,750)				42,391,612	2.86%

Total certificates of deposit (cost: $94,910,523)				$94,924,443	6.41%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

	Description	Fair Value	% of Partners' Capital (Net Asset Value)
Open Futures Contracts
Long U.S. Futures Contracts
	Agricultural commodities	$427,903	0.03%
	Currencies	2,763,257	0.19%
	Energy	123,077	0.01%
	Equity indices	422,180	0.03%
	Interest rate instruments	5,715,227	0.39%
	Metals	(8,991,504)	(0.61)%
	Single stock futures	36,323	0.00%
Net unrealized gain on open long U.S. futures contracts		496,463	0.04%

Short U.S. Futures Contracts
	Agricultural commodities	(3,414,866)	(0.23)%
	Currencies	3,441,210	0.23%
	Energy	7,238,690	0.49%
	Equity indices	175,914	0.01%
	Interest rate instruments	(1,544,262)	(0.10)%
	Metals	6,509,575	0.44%
	Single stock futures	(16,613)	(0.00)%
Net unrealized gain on open short U.S. futures contracts		12,389,648	0.84%

Total U.S. futures contracts - Net unrealized gain on open U.S. futures contracts		12,886,111	0.88%

Long Foreign Futures Contracts
	Agricultural commodities	196,300	0.01%
	Currencies	(18,010)	(0.00)%
	Energy	31,956	0.00%
	Equity indices	1,196,625	0.08%
	Interest rate instruments[2]	18,859,653	1.27%
	Metals	(164,515)	(0.01)%
Net unrealized gain on open long foreign futures contracts		20,102,009	1.35%

Short Foreign Futures Contracts
	Agricultural commodities	824,214	0.06%
	Currencies	3,635,127	0.25%
	Energy	13,933	0.00%
	Equity indices	508,790	0.03%
	Interest rate instruments	(234,143)	(0.02)%
	Metals	677,586	0.05%
Net unrealized gain on open short foreign futures contracts		5,425,507	0.37%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts		25,527,516	1.72%

Net unrealized gain on open futures contracts		$38,413,627	2.60%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

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

Notes

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

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Trading Loss from Futures and Forwards
Net realized gain	$34,155,875	$16,004,219
Net change in unrealized loss	(42,831,430)	(22,556,618)
Brokerage commissions and trading expenses	(1,221,840)	(1,186,335)
Net loss from futures and forwards trading	(9,897,395)	(7,738,734)

Net Investment Loss
Income
Interest income	4,049,489	457,636
Net realized and change in unrealized gain on securities and certificates of deposit	4,149,257	620,545
Total income	8,198,746	1,078,181
Expenses
Trading Advisor management fee	5,898,413	5,264,887
Trading Advisor incentive fee	—	3,498,236
Cash Manager fees	227,973	—
General Partner management fee	6,530,473	6,291,014
Selling Agent fees – General Partner	4,701,346	4,669,986
General Partner 1% allocation	(207,690)	(280,138)
Administrative expenses – General Partner	1,712,128	1,629,137
Total expenses	18,862,643	21,073,122
Net investment loss	(10,663,897)	(19,994,941)
Net Loss	$(20,561,292)	$(27,733,675)

	Three Months Ended March 31,
	2012		2011
	Class A	Class B	Class A	Class B
Decrease in net asset value per Unit	$(70.97)	$(69.25)	$(102.88)	$(108.24)

Net loss per Unit
(based on weighted average number of units outstanding during the period)	$(71.51)	$(69.51)	$(105.01)	$(111.45)
Weighted average number of Units outstanding	191,822.9249	98,392.8995	175,224.6438	83,748.9258

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net loss	$(20,561,292)	$(27,733,675)
Adjustments to reconcile net loss to net cash provided by operating activities
Net change in unrealized loss from futures and forwards trading	42,831,430	22,556,618
Purchases of securities and certificates of deposit	(755,259,497)	—
Proceeds from disposition of securities and certificates of deposit	825,821,074	320,132,000
Net realized and change in unrealized gain on securities and certificates of deposit	(4,149,257)	(620,545)
Changes in
Interest receivable	(5,777)	41,883
General Partner 1% allocation receivable/payable	1,149,005	(1,297,675)
Trading Advisor management fee payable	(120,009)	768,979
Trading Advisor incentive fee payable	—	(9,544,682)
Commissions and other trading fees payable on open contracts	24,308	27,796
Cash Manager fees payable	(50,507)	—
General Partner management fee payable	(57,579)	43,179
Selling Agent fees payable – General Partner	(42,676)	27,464
Administrative expenses payable – General Partner	(14,707)	20,187
Net cash provided by operating activities	89,564,516	304,421,529

Cash flows from financing activities
Subscriptions	22,255,578	60,088,011
Subscriptions received in advance	12,782,644	50,663,004
Redemptions	(56,489,723)	(24,692,238)
Net cash provided by (used in) financing activities	(21,451,501)	86,058,777

Net increase in cash and cash equivalents	68,113,015	390,480,306
Cash and cash equivalents, beginning of period	395,842,519	718,671,095
Cash and cash equivalents, end of period	$463,955,534	$1,109,151,401

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$431,312,211	$497,887,656
Cash and cash equivalents	32,643,323	611,263,745
Total end of period cash and cash equivalents	$463,955,534	$1,109,151,401

Supplemental disclosure of cash flow information
Prior period redemptions paid	$22,127,237	$11,807,236
Prior period subscriptions received in advance	$15,876,320	$23,610,336

Supplemental schedule of non-cash financing activities
Redemptions payable	$28,731,372	$7,146,149

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	Class A Interests		Class B Interests
	Units	Amount	Units	Amount	Total
Three Months Ended March 31, 2012
Balance at December 31, 2011	192,640.4151	$872,169,401	99,309.8890	$610,486,703	$1,482,656,104
Net loss		(13,722,214)		(6,839,078)	(20,561,292)
Subscriptions	4,951.8073	22,476,685	2,535.8648	15,655,313	38,131,998
Redemptions	(7,023.6459)	(31,659,288)	(5,125.7623)	(31,434,570)	(63,093,858)
Transfers	(189.1427)	(842,770)	138.6971	842,770	—
Balance at March 31, 2012	190,379.4338	$848,421,814	96,858.6886	$588,711,138	$1,437,132,952

Three Months Ended March 31, 2011
Balance at December 31, 2010	172,138.6872	$858,255,331	81,701.8729	$543,372,363	$1,401,627,694
Net loss		(18,400,103)		(9,333,572)	(27,733,675)
Subscriptions	9,433.0927	46,891,156	5,541.5401	36,807,191	83,698,347
Redemptions	(2,199.0919)	(10,866,693)	(1,390.0624)	(9,164,458)	(20,031,151)
Transfers	(666.5843)	(3,265,094)	497.8016	3,265,094	—
Balance at March 31, 2011	178,706.1037	$872,614,597	86,351.1522	$564,946,618	$1,437,561,215

Net Asset Value per Unit

	Class A	Class B

March 31, 2012	$4,456.48	$6,078.04
December 31, 2011	4,527.45	6,147.29
March 31, 2011	4,882.96	6,542.43
December 31, 2010	4,985.84	6,650.67

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

Steben & Company, Inc. (“General Partner”) is the general partner of the Fund and a Maryland corporation registered with the CFTC as a commodity pool operator and a commodities introducing broker, and is also registered with the SEC as a registered investment advisor and a broker dealer. The General Partner is a member of the NFA and FINRA. The General Partner manages all aspects of the Fund’s business and serves as one of the Fund’s selling agents.

The two classes of Units in the Fund differ only in the selling agent and broker dealer servicing fees applicable to each class. Class A Units are subject to a 2% per annum selling agent fee and class B Units are subject to a 0.2% per annum broker dealer servicing fee.

During 2011, the Fund made investments totaling $90 million in the Steben Institutional Fund LLC (“SIF”), whose manager is the General Partner. Presently, the Fund is the only member in SIF. Similar to the Fund, SIF uses professional commodity trading advisors to engage in the speculative trading of futures and forward currency contracts traded in the U.S. and internationally. SIF trades within six major market sectors: agricultural commodities, currencies, energy, equity indices, interest rate instruments and metals. SIF commenced trading on March 1, 2011. SIF incurs trading advisor management and incentive fees, as well as reimburses its manager for operating expenses incurred on its behalf.

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

Fair Value of Financial Instruments

Financial instruments are recorded at fair value, the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. Assets and liabilities recorded at fair value are classified within a fair value hierarchy based upon the level of judgment associated with the inputs used to measure their value. This fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3).   The three levels of the fair value hierarchy are described below:

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the periods ended March 31, 2012 and December 31, 2011, there were no such transfers between levels.

A description of the valuation techniques applied to the Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows.

U.S. Treasury securities are recorded at fair value based on bid and ask quotes for identical instruments. Commercial paper, certificates of deposit, corporate notes and U.S. and foreign government sponsored enterprise notes are recorded at fair value based on bid and ask quotes for similar, but not identical, instruments. Accordingly, U.S. Treasury securities are classified within Level 1, and commercial paper, certificates of deposit, corporate notes and U.S. and foreign government sponsored enterprise notes are classified within Level 2.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through March 31, 2012. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2008.

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

Reclassification

Certain amounts reported in the 2011 consolidated financial statements have been reclassified to conform to the 2012 presentation without affecting previously reported partners’ capital (net asset value).

Recently Issued Accounting Pronouncement

In November 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance is effective for the Fund’s annual and interim periods beginning January 1, 2013. When effective, the Fund will provide the disclosures required by those amendments retrospectively for all comparative periods presented. The adoption of this guidance is not expected to have a material impact on the financial position or results of operations.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At March 31, 2012
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized loss on open futures contracts*	$(938,155)	$—	$(938,155)
Net unrealized loss on open forward currency contracts*	—	(3,208,148)	(3,208,148)
Cash and cash equivalents:
Money market fund	27,087,520	—	27,087,520
Investments in securities:
U.S. Treasury securities*	91,827,366	—	91,827,366
U.S. government sponsored enterprise notes*	—	55,705,675	55,705,675
Foreign government sponsored enterprise notes*	—	1,009,407	1,009,407
Commercial paper*	—	160,436,095	160,436,095
Corporate notes*	—	612,864,149	612,864,149
Certificates of deposit*	—	103,505,236	103,505,236
Total	$117,976,731	$930,312,414	$1,048,289,145

*See the consolidated condensed schedule of investments for further description.

At December 31, 2011
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$38,413,627	$—	$38,413,627
Net unrealized gain on open forward currency contracts*	—	271,390	271,390
Cash and cash equivalents:
Money market fund	5,760,099	—	5,760,099
Investments in securities:
U.S. Treasury securities*	78,149,854	—	78,149,854
U.S. government sponsored enterprise notes*	—	85,904,711	85,904,711
Foreign government sponsored enterprise notes*	—	7,097,950	7,097,950
Commercial paper*	—	153,224,850	153,224,850
Corporate notes*	—	672,458,450	672,458,450
Certificates of deposit*	—	94,924,443	94,924,443
Total	$122,323,580	$1,013,881,794	$1,136,205,374

*See the consolidated condensed schedule of investments for further description.

There were no Level 3 holdings at March 31, 2012 or December 31, 2011, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At March 31, 2012 and December 31, 2011, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

March 31, 2012	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$11,408,566	$(5,310,429)	$6,098,137
Currencies	1,984,753	(8,426,837)	(6,442,084)
Energy	7,309,290	(8,558,861)	(1,249,571)
Equity indices	11,964,023	(7,648,005)	4,316,018
Interest rate instruments	8,184,941	(8,498,786)	(313,845)
Metals	6,033,289	(9,392,853)	(3,359,564)
Single stock futures	55,227	(42,473)	12,754
Net unrealized gain (loss) on open futures contracts	$46,940,089	$(47,878,244)	$(938,155)

Net unrealized gain (loss) on open forward currency contracts	$3,514,480	$(6,722,628)	$(3,208,148)

At March 31, 2012, there were 100,044 open futures contracts and 1,875 open forward currency contracts.

December 31, 2011	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$4,907,935	$(6,874,384)	$(1,966,449)
Currencies	11,500,940	(1,679,356)	9,821,584
Energy	9,356,447	(1,948,791)	7,407,656
Equity indices	4,557,650	(2,254,141)	2,303,509
Interest rate instruments	27,554,583	(4,758,108)	22,796,475
Metals	12,182,871	(14,151,729)	(1,968,858)
Single stock futures	55,232	(35,522)	19,710
Net unrealized gain on open futures contracts	$70,115,658	$(31,702,031)	$38,413,627

Net unrealized gain (loss) on open forward currency contracts	$5,681,721	$(5,410,331)	$271,390

At December 31, 2011, there were 92,423 open futures contracts and 1,716 open forward currency contracts.

For the three months ended March 31, 2012 and 2011, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	2012		2011
Types of Exposure	Net realized gain	Net change in unrealized loss	Net realized gain	Net change in unrealized loss
Futures contracts
Agricultural commodities	$(15,265,980)	$8,064,586	$7,888,220	$(11,715,992)
Currencies	(1,224,791)	(16,263,668)	(13,385,902)	(10,139,910)
Energy	58,257,662	(8,657,227)	32,867,555	3,607,692
Equity indices	36,378,280	2,012,509	(10,805,780)	12,023,461
Interest rate instruments	(26,277,198)	(23,110,320)	(16,036,012)	652,661
Metals	(15,407,412)	(1,390,706)	9,383,211	(10,591,807)
Single stock futures	1,787,827	(6,956)	(4,002)	(8,833)
Total futures contracts	38,248,388	(39,351,782)	9,907,290	(16,172,728)

Forward currency contracts	(4,097,684)	(3,479,538)	6,399,842	(6,383,890)

Total futures and forward currency contracts	$34,150,704	$(42,831,320)	$16,307,132	$(22,556,618)

For the three months ended March 31, 2012 and 2011, the number of futures contracts closed was 347,177 and 292,058, respectively, and the number of forward currency contracts closed was 10,298 and 10,911, respectively.

4.	General Partner

At March 31, 2012 and December 31, 2011, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund. However, the beneficiary of the sole shareholder of the General Partner had the following investment:

Class B Units	March 31, 2012	December 31, 2011
Units Owned	39.6245	39.6245
Value of Units	$240,839	$243,583

The General Partner earns the following compensation:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A and Class B Units equal to 1/12th of 1.75% of the month-end net asset value of the Class A and Class B Units, payable in arrears.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Selling agent fees amounted to $4,394,452 and $4,390,015 for the periods ended March 31, 2012 and 2011, respectively. Such amounts are included in selling agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. Broker dealer servicing fees amounted to $306,895 and $279,972 for the periods ended March 31, 2012 and 2011, respectively. Such amounts are included in selling agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

▪	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the fund, payable in arrears to the General Partner. The General Partner, in turn, pays the administrative expenses of the Fund. Administrative expenses include accounting, audit, legal, salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund; such as, salaries and commissions of General Partner marketing personnel, administrative employee salaries and related costs.

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

To meet margin requirements, the Fund deposits funds with its futures brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At March 31, 2012 and December 31, 2011, the Fund had margin requirements of $196,207,907 and $175,593,513, respectively.

7.	Subscriptions, Distributions and Redemptions

Generally, investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000. Units are sold at the net asset value per unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At March 31, 2012 and December 31, 2011, the Fund received advance subscriptions of $12,782,644 and $15,876,320, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to month-end.

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

8.	Trading Activities and Related Risks

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at March 31, 2012.

Country or Region	U.S. Treasury Securities	Gov't Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$91,827,366	$55,705,675	$111,695,804	$451,740,002	$75,513,006	$786,481,853	54.76%
Canada	-	-	11,509,085	17,369,626	11,226,230	40,104,941	2.79%
Great Britain	-	-	6,723,610	33,206,867	-	39,930,477	2.78%
France	-	1,009,407	4,049,734	22,224,729	6,601,593	33,885,463	2.36%
Netherlands	-	-	-	30,599,051	-	30,599,051	2.13%
Australia	-	-	249,962	27,400,537	-	27,650,499	1.92%
Netherland Antilles	-	-	4,249,707	10,029,075	-	14,278,782	0.99%
Sweden	-	-	-	7,937,658	5,151,504	13,089,162	0.91%
Singapore	-	-	9,739,464	-	-	9,739,464	0.68%
Japan	-	-	3,249,503	-	5,012,903	8,262,406	0.57%
Denmark	-	-	-	4,933,127	-	4,933,127	0.34%
Germany	-	-	-	4,998,560	-	4,998,560	0.35%
Luxumberg	-	-	3,999,733	-	-	3,999,733	0.28%
South America multi-national	-	-	3,749,517	-	-	3,749,517	0.26%
Cayman Islands	-	-	-	2,424,917	-	2,424,917	0.17%
Norway	-	-	1,219,976	-	-	1,219,976	0.08%
Total	$91,827,366	$56,715,082	$160,436,095	$612,864,149	$103,505,236	$1,025,347,928	71.37%

The following table presents the exposure at December 31, 2011.

Country or Region	U.S. Treasury Securities	Gov't Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$78,149,854	$85,904,711	$98,768,308	$482,040,564	$52,532,831	$797,396,268	53.81%
Australia	-	-	10,947,333	43,034,651	-	53,981,984	3.64%
Great Britain	-	-	4,368,743	42,486,268	-	46,855,011	3.16%
Canada	-	-	3,999,878	20,717,866	16,234,290	40,952,034	2.76%
Netherlands	-	-	-	37,456,257	1,750,115	39,206,372	2.64%
France	-	1,005,116	3,999,767	21,599,835	6,592,215	33,196,933	2.24%
Japan	-	-	12,498,107	-	12,561,062	25,059,169	1.69%
Netherland Antilles	-	-	4,349,903	9,945,168	-	14,295,071	0.96%
Sweden	-	-	-	5,344,511	5,253,930	10,598,441	0.71%
Germany	-	-	-	4,998,167	-	4,998,167	0.34%
Denmark	-	-	-	4,835,163	-	4,835,163	0.33%
Singapore	-	-	4,295,759	-	-	4,295,759	0.29%
South America multi-national	-	-	3,748,485	-	-	3,748,485	0.25%
Europe multi-national	-	3,267,754	-	-	-	3,267,754	0.22%
Luxumberg	-	-	3,249,154	-	-	3,249,154	0.22%
Norway	-	-	2,999,413	-	-	2,999,413	0.20%
Africa multi-national	-	2,825,080	-	-	-	2,825,080	0.19%
Total	$78,149,854	$93,002,661	$153,224,850	$672,458,450	$94,924,443	$1,091,760,258	73.65%

9.	Indemnifications

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

10. Interim Financial Statements

The consolidated statements of financial condition, including the consolidated condensed schedule of investments, at March 31, 2012, the consolidated statements of operations, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2012 and 2011, and the accompanying notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such consolidated financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at March 31, 2012, results of operations cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2012 and 2011. The results of operations for the three months ended March 31, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year or any other period. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11. Financial Highlights

The following information presents per unit operating performance data and other financial ratios for the three months ended March 31, 2012 and 2011, assuming the unit was outstanding throughout the entire period:

	2012		2011
	Class A	Class B	Class A	Class B
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$4,527.45	$6,147.29	$4,985.84	$6,650.67
Loss from operations
Loss from trading(1)	(29.85)	(41.05)	(24.56)	(33.36)
Net investment loss(1)	(41.12)	(28.20)	(78.32)	(74.88)
Total loss from operations	(70.97)	(69.25)	(102.88)	(108.24)

Net asset value per Unit at end of period	$4,456.48	$6,078.04	$4,882.96	$6,542.43

Total return (4)	(1.57)%	(1.13)%	(2.06)%	(1.63)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees and General Partner 1% allocation (2) (3)	5.93%	4.11%	5.73%	3.91%
Trading Advisor incentive fees (4)	0.00%	0.00%	0.25%	0.25%
General Partner 1% allocation (4)	(0.02)%	(0.01)%	(0.02)%	(0.02)%
Total expenses	5.91%	4.10%	5.96%	4.14%

Net investment loss (2) (3) (5)	(3.70)%	(1.88)%	(5.43)%	(3.61)%

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

(2) The net investment loss includes interest income and excludes net realized and net change in unrealized gain (loss) from trading activities as shown in the consolidated statements of operations. The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net trading loss in the consolidated statements of operations. The resulting amount is divided by the average net asset value for the period.

(3) Ratios have been annualized.

(4) Ratios have not been annualized.

(5) Ratio excludes Trading Advisor incentive fees and General Partner 1% allocation.

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

Prior to April 1, 2011, the Fund used UBS Financial Services, Inc. and Bank of America Merrill Lynch as its cash management securities brokers.

Fund Investment

During 2011, the Fund made investments of $90 million in the Steben Institutional Fund LLC (“SIF”), whose manager is the General Partner.  Presently, the Fund is the only member in SIF.  Similar to the Fund, SIF uses professional commodity trading advisors to engage in the speculative trading of futures and forward currency contracts traded in the U.S. and internationally.  SIF trades within six major market sectors:  agricultural commodities, currencies, energy, equity indices, interest rate instruments and metals.  SIF commenced trading on March 1, 2011.  SIF incurs trading advisor management and incentive fees, as well as reimburses its manager for operating expenses incurred on its behalf.

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

Results of Operations

The returns for Units for the three months ended March 31, 2012 and 2011 were as follows:

Class of Units	2012	2011
Class A	(1.57)%	(2.06)%
Class B	(1.13)%	(1.63)%

Past performance is not necessarily indicative of future results. Further analysis of the trading gains and losses is provided below.

2012

January

In January, markets responded positively to supportive monetary policy from central banks around the world. In the U.S., the Fed announced that it expected to keep interest rates low through 2014. Meanwhile, in Europe, the European Central Bank was expected to extend its Long-Term Refinancing Operations program by providing additional loans to the region’s banks later this year, beyond the nearly half trillion euros (approximately $650 billion) already distributed to banks in December. This improved the European credit environment, helping France, Italy and Spain to hold successful bond auctions at reduced yields and allowing them to shrug off Standard & Poor’s sovereign credit downgrades earlier in the month. Positive sentiment fueled by easy monetary policy led to a rally in global equities, industrial commodities, as well as short and medium term interest rate instruments. Among currencies, it also led to a decline in the U.S. dollar, a rebound in the euro, and a surge in commodity currencies.

The Fund profited from long positions in interest rate instruments, particularly Eurodollar and Euribor contracts, as well as from long exposure to U.S. equities and the Australian dollar. In addition, a continued decline in natural gas prices benefited the Fund’s short positions. Short positions in metals, including aluminum and silver, resulted in losses, and a short currency exposure to the euro also caused a loss for the fund. Overall, the Fund returned a net profit for the month, with Class A Units up 0.11% and Class B Units up 0.26%.

February

In February, markets were driven by continued monetary stimulus from central banks around the world. The European Central Bank extended an additional €529 billion (approximately $700 billion) in low interest 3-year loans to 800 of the region’s banks in the second round of its Long Term Refinancing Operation to shore up the balance sheets of the financial sector in Europe. Since December, the ECB has made over €1 trillion (approximately $1.3 trillion) in loans to Europe’s banking sector. Elsewhere, the Bank of Japan and the Bank of England implemented new rounds of quantitative easing in their respective markets. These actions encouraged a greater risk appetite among investors, driving up global equity indices. Meanwhile, the U.S. saw an improvement in labor market data, prompting a rise in U.S. bond yields. In the Middle East, the threat of oil supply disruptions from rising tensions over Iran’s nuclear program led to a rally in energy prices, with Brent crude prices exceeding $125 per barrel.

The Fund’s largest gains came from the energy sector, where it benefited from long positions in both in crude oil and oil-related products. The Fund also profited from its long exposure to equity indices, particularly in the U.S. However, long positions in the fixed income sector caused losses as bonds in the U.S. sold off. There was also a modest decline in currencies, as depreciation of the Japanese yen hurt the Fund’s long positions. Overall, the Fund enjoyed a moderate gain for the month, with Class A Units up 0.54% and Class B Units up 0.69%.

March

In March, markets continued to price in a stronger economic growth outlook for the U.S. Following improved labor and consumption data, the Fed raised its forecast from “modest” to “moderate” growth. Investors interpreted this positive language as a signal that further Fed stimulus in the form of bond purchases was not necessary. As a result U.S. long-term bonds sold off sharply. Meanwhile U.S. equities continued to rally, with the S&P 500 enjoying its best quarter since Q3 of 2009. Elsewhere, the attempt by Chinese authorities to limit domestic inflation through a gradual deceleration of economic growth had a negative impact on commodity currencies such as the Australian dollar. In energy markets, crude oil halted its six month rise due to softer prospective Chinese demand as well as an expected release of strategic oil reserves by the U.S., UK and France.

The Fund made gains in its long equity index positions, particularly in the U.S. The energy sector was also profitable, primarily due to short positions in natural gas where a supply glut and unusually warm weather led to continued price declines. However, the Fund suffered losses in fixed income, as bond prices declined mid-month in the U.S., Europe and Japan, hurting long positions. In currencies, long exposure to the weakening Australian dollar also detracted from performance. Overall, the Fund finished with a loss for the month, with Class A Units down 2.20% and Class B Units down 2.06%.

2011

January

Class A Units of the Fund were down 1.42% for the month of January and Class B Units were down 1.27%. The Fund finished lower this month as losses from foreign currencies, interest rate instruments and metals offset profits from energy, equity indices and agricultural commodities. The most significant losses came from the Fund’s positions in international currencies as several exchange prices reversed direction in response to positive economic news in both the U.S. and Europe. Cross-currency trades in several markets, including the British pound/Japanese yen, euro/Australian dollar, and British pound/Australian dollar all reversed and moved against the Fund’s positions during the month. In equity indices, the Fund saw profits from its long positions in both European and U.S. indices. In interest rates, mixed performance among contracts led to a loss in that sector. Gold prices retreated this month generating losses for the Fund’s long positions, while rising prices in cotton, corn and sugar contributed additional profits in agricultural commodities.

February

Class A Units of the Fund were up 2.16% for the month of February and Class B Units were up 2.31%. The Fund finished higher this month as profits from energy, equity indices, metals, agricultural commodities and currencies offset losses in interest rate instruments. The most significant profits came from the Fund’s positions in energy as tensions in the Middle East, and especially in Libya, pushed oil prices higher benefiting the Funds’ long positions in that sector. Global equity prices were volatile this month, but finished higher by the end of the month which added profits from the Fund’s long positions. Both industrial and precious metals prices trended higher, as did agricultural commodity prices. The rising prices from all three of these sectors generated profits for the Fund’s long positions. Prices were mixed in interest rate instruments, with losses offsetting profits in that sector.

March

Class A Units of the Fund were down 2.75% for the month of March and Class B Units were down 2.61%. The Fund finished lower this month with losses in equity indices, agricultural commodities, interest rate instruments and metals. The most significant profits came from the energy markets as events in Japan and Libya sent energy prices sharply higher benefiting the Fund’s long positions. The same global events also generated reversals in global stock indices that went against the Fund’s long positions. Although equity prices rebounded later in the month it wasn’t enough to offset the earlier losses. Agricultural commodity prices led by corn, sugar and cocoa, experienced significant volatility this month. Prices generally moved against the Fund’s long positions generating losses. Prices in interest rate instruments and foreign currencies were mixed this month with losses offsetting profits in that sector.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund's open positions by market sector at March 31, 2012 and December 31, 2011. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	March 31, 2012		December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$15,333,395	1.07%	$14,326,308	0.97%
Currencies	41,813,422	2.91	39,181,399	2.64
Energy	28,609,291	1.99	16,421,733	1.11
Equity indices	57,071,778	3.97	29,852,293	2.01
Interest rate instruments	51,191,688	3.56	67,417,861	4.55
Metals	15,121,700	1.05	22,681,640	1.53
Single stock futures	948,591	0.07	1,582,289	0.11
Total	$210,089,865	14.62%	$191,463,523	12.92%

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

The following were the primary trading risk exposures of the Fund as of March 31, 2012, by market sector.

Agricultural Commodities

The Fund’s primary exposure is due to price movements in agricultural commodities, which are often directly affected by severe or unexpected weather conditions as well as other factors. The Fund's agricultural exposure is primarily to cotton, coffee, cocoa, rubber, corn, soybeans, sugar and wheat.

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

Equity Indices

The Fund's primary equity exposure is due to equity price risk in many countries other than the U.S. Additionally, the Fund bears the risk that static markets would not cause major market changes but would make it difficult for the Fund to avoid being "whipsawed" into numerous small losses. The equity futures traded by the Fund are limited to futures on broadly based indices. The Fund is primarily exposed to the risk of adverse price trends or static markets in the major Australian, Canadian, European, Hong Kong, Japanese and U.S. indices.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of March 31, 2012.

Foreign Currency Balances

The Fund's primary foreign currency balances are in euros, Japanese yen, British pounds, Australian dollars, Hong Kong dollars and Canadian dollars. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars.

U.S. Treasury Securities, U.S. and Foreign Government Sponsored Enterprise Notes, Commercial Paper, Corporate Notes and Certificates of Deposit

Monies in excess of margin requirements are invested in fixed income instruments, including U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, commercial paper, corporate notes and certificates of deposit. Fluctuations in prevailing interest rates could cause mark-to-market gains or losses on the Fund's investments; although substantially all of these investments are held to maturity.

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

The Fund is not aware of any (i) anticipated known demands, commitments or capital expenditures, (ii) material trends, favorable or unfavorable, in its capital resources, or (iii) trends or uncertainties that will have a material effect on operations. From time to time, certain regulatory agencies have proposed increased margin requirements on futures contracts. Because the Fund generally uses a small percentage of assets as margin, the Fund does not believe that any proposed increase in margin requirements will have a material effect on the Fund's operations.

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at March 31, 2012 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the first quarter of 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Part II: Other Information

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There have been no material changes from risk factors disclosed in the Fund’s Form 10-K for year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended March 31, 2012. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the first quarter of 2012 were as follows:

	January	February	March	Total
A Units
Units redeemed	1,953.9265	2,087.2315	2,982.4879	7,023.6459
Average net asset value per Unit	$4,532.65	$4,556.96	$4,456.48	$4,507.53

B Units
Units redeemed	1,192.0568	1,393.4169	2,540.2886	5,125.7623
Average net asset value per Unit	$6,163.53	$6,205.83	$6,078.04	$6,132.66

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

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

Dated May 14, 2012	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)

