Form 10-Q
period 2012-06-30
FUTURES PORTFOLIO FUND L.P.
filed 2012-08-14
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐    No ☒

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Financial Condition

June 30, 2012 (Unaudited) and December 31, 2011 (Audited)

	June 30, 2012	December 31, 2011
Assets
Equity in broker trading accounts
Cash	$468,058,721	$371,351,829
Net unrealized gain on open futures contracts	2,909,460	38,413,627
Net unrealized gain (loss) on open forward currency contracts	(3,126,850)	271,390
Interest receivable	26,098	4,449
Total equity in broker trading accounts	467,867,429	410,041,295
Cash and cash equivalents	28,693,067	24,490,690
Investments in securities, at fair value	861,347,106	996,835,815
Certificates of deposit, at fair value	85,257,191	94,924,443
General Partner 1% allocation receivable	217,539	1,356,695
Total assets	$1,443,382,332	$1,527,648,938

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$1,788,827	$2,061,196
Trading Advisor incentive fees payable	9,112,118	—
Commissions and other trading fees payable on open contracts	264,014	202,327
Cash Manager fees payable	326,803	364,930
General Partner management fee payable	1,781,969	2,199,413
Selling Agent fees payable – General Partner	1,503,232	1,585,090
Administrative expenses payable – General Partner	545,531	576,321
Redemptions payable	23,158,697	22,127,237
Subscriptions received in advance	4,545,055	15,876,320
Total liabilities	43,026,246	44,992,834
Partners’ Capital (Net Asset Value)
Class A Interests – 187,569.8624 and 192,640.4151 units outstanding at June 30, 2012 and December 31, 2011, respectively	833,249,714	872,169,401
Class B Interests – 93,147.4738 and 99,309.8890 units outstanding at June 30, 2012 and December 31, 2011, respectively	566,865,241	610,486,703
Class I Interests – 254.4114 and 0 units outstanding at June 30, 2012 and December 31, 2011, respectively	241,131	—
Total partners' capital (net asset value)	1,400,356,086	1,482,656,104
Total liabilities and partners' capital (net asset value)	$1,443,382,332	$1,527,648,938

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments

June 30, 2012

(Unaudited)

					% of Partners'
					Capital (Net Asset
		Description		Fair Value	Value)
Investments in Securities
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$500,000	7/15/12	U.S. Treasury Note	1.50%	$503,700	0.04%
500,000	7/31/12	U.S. Treasury Note	0.63%	501,504	0.04%
8,340,000	8/31/12	U.S. Treasury Note	0.38%	8,354,134	0.60%
7,500,000	9/30/12	U.S. Treasury Note	0.38%	7,511,527	0.54%
9,825,000	10/31/12	U.S. Treasury Note	3.88%	10,009,333	0.71%
11,025,000	11/15/12	U.S. Treasury Note	1.38%	11,093,571	0.77%
8,620,000	1/15/13	U.S. Treasury Note	1.38%	8,729,746	0.62%
3,000,000	2/15/13	U.S. Treasury Note	1.38%	3,037,557	0.22%
5,200,000	2/28/13	U.S. Treasury Note	0.63%	5,225,915	0.37%
3,500,000	3/31/13	U.S. Treasury Note	2.50%	3,581,603	0.26%
4,500,000	4/15/13	U.S. Treasury Note	1.75%	4,570,356	0.33%
3,600,000	6/15/13	U.S. Treasury Note	1.13%	3,631,582	0.26%
4,000,000	7/31/13	U.S. Treasury Note	3.38%	4,190,282	0.30%
7,500,000	8/15/13	U.S. Treasury Note	0.75%	7,561,311	0.54%
4,500,000	9/30/13	U.S. Treasury Note	0.13%	4,492,801	0.32%
5,000,000	11/15/13	U.S. Treasury Note	0.50%	5,017,453	0.36%
Total U.S. Treasury securities (cost: $88,588,105)				88,012,375	6.28%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$1,160,000	5/28/13	Federal Farm Credit Bank	0.24%	1,160,691	0.08%
400,000	7/25/12	Federal Home Loan Bank	0.25%	400,472	0.03%
600,000	8/22/12	Federal Home Loan Bank	1.75%	605,095	0.04%
3,250,000	1/16/13	Federal Home Loan Bank	1.50%	3,294,028	0.24%
2,300,000	1/29/13	Federal Home Loan Bank	0.38%	2,305,160	0.16%
3,000,000	3/27/13	Federal Home Loan Bank	1.00%	3,024,147	0.22%
6,700,000	1/9/13	Federal Home Loan Mortgage Corp.	1.38%	6,783,860	0.48%
250,000	7/30/12	Federal National Mortgage Assoc.	1.13%	251,369	0.02%
5,250,000	10/30/12	Federal National Mortgage Assoc.	0.50%	5,258,742	0.38%
7,750,000	10/30/12	Federal National Mortgage Assoc.	0.50%	7,765,447	0.55%
Total U.S. government sponsored enterprise notes (cost: $30,962,764)				30,849,011	2.20%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$4,250,000	7/24/12	BMW US Capital, LLC	0.18%	4,249,508	0.30%
Banks
4,100,000	8/27/12	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.23%	4,098,507	0.29%
4,250,000	8/27/12	HSBC USA Inc.	0.25%	4,248,318	0.30%
4,250,000	8/23/12	Mizuho Funding LLC	0.33%	4,247,935	0.30%
250,000	7/12/12	Union Bank, NA	0.35%	249,973	0.02%
3,500,000	8/23/12	Union Bank, NA	0.32%	3,498,351	0.24%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2012

(Unaudited)

					% of Partners'
					Capital (Net Asset
		Description		Fair Value	Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Beverages
$3,750,000	7/26/12	Anheuser-Busch InBev Worldwide Inc.	0.24%	$3,749,375	0.27%
4,000,000	7/18/12	Bacardi Corporation	0.44%	3,999,169	0.29%
250,000	7/25/12	Bacardi Corporation	0.43%	249,935	0.02%
Charity
3,650,000	7/19/12	The Salvation Army	0.15%	3,649,726	0.26%
Chemicals
4,250,000	7/11/12	E. I. du Pont de Nemours and Company	0.18%	4,249,823	0.30%
Computers
250,000	7/30/12	Hewlett-Packard Company	0.48%	249,903	0.02%
Diversified Financial Services
250,000	9/13/12	Caterpillar Financial Services Corp.	0.20%	249,897	0.02%
3,850,000	8/10/12	ING (U.S.) Funding LLC	0.25%	3,848,931	0.27%
250,000	8/14/12	Nordea Inv Mgmt North America, Inc.	0.22%	249,924	0.02%
250,000	7/31/12	River Fuel Funding Company #3, Inc.	0.22%	249,954	0.02%
250,000	7/24/12	UOB Funding LLC	0.30%	249,957	0.02%
3,000,000	8/20/12	UOB Funding LLC	0.20%	2,999,167	0.21%
Energy
4,000,000	7/2/12	Apache Corporation	0.37%	3,999,961	0.29%
3,100,000	7/12/12	Duke Energy Corporation	0.41%	3,099,612	0.22%
250,000	7/18/12	NextEra Energy Capital Holdings, Inc.	0.40%	249,953	0.02%
4,000,000	7/27/12	NextEra Energy Capital Holdings, Inc.	0.42%	3,998,787	0.29%
4,250,000	8/17/12	Oglethorpe Power Corp.	0.40%	4,247,781	0.30%
3,750,000	7/11/12	ONEOK, Inc.	0.41%	3,749,573	0.27%
250,000	7/2/12	Pacific Gas and Electric Company	0.38%	249,998	0.02%
3,750,000	7/24/12	Pacific Gas and Electric Company	0.38%	3,749,090	0.27%
250,000	7/18/12	Questar Corporation	0.30%	249,965	0.02%
3,500,000	7/6/12	Sempra Energy Global Enterprises	0.36%	3,499,825	0.25%
3,750,000	7/11/12	The Southern Company	0.20%	3,749,792	0.27%
Total U.S. commercial paper (cost: $75,423,337)				75,432,690	5.39%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$3,200,000	7/25/12	Australia and New Zealand Banking Grp	0.17%	3,199,636	0.23%
3,500,000	7/30/12	Bank of Nova Scotia	0.18%	3,499,493	0.25%
3,650,000	9/5/12	Commonwealth Bank of Australia	0.24%	3,648,394	0.26%
250,000	7/27/12	DBS Bank Ltd.	0.20%	249,955	0.02%
4,250,000	8/14/12	DBS Bank Ltd.	0.21%	4,248,909	0.30%
5,300,000	2/1/13	DBS Bank Ltd.	0.89%	5,275,037	0.38%
2,500,000	7/2/12	DNB Bank ASA	0.27%	2,499,981	0.18%
3,950,000	8/22/12	Oversea-Chinese Banking Corp. Ltd	0.25%	3,948,574	0.28%
3,450,000	8/24/12	Sumitomo Mitsui Banking Corp.	0.34%	3,448,241	0.25%
Consumer Products
3,100,000	8/29/12	Reckitt Benckiser Treasury Services PLC	0.22%	3,098,882	0.22%
2,500,000	3/5/13	Reckitt Benckiser Treasury Services PLC	0.75%	2,489,504	0.18%
5,250,000	4/8/13	Reckitt Benckiser Treasury Services PLC	0.80%	5,221,283	0.36%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2012

(Unaudited)

					% of Partners'
					Capital (Net Asset
		Description		Fair Value	Value)
Foreign Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Diversifed Financial Services
$4,000,000	8/14/12	John Deere Bank SA	0.18%	$3,999,120	0.29%
4,750,000	9/25/12	Macquarie Bank Limited	0.70%	4,744,063	0.33%
Energy
4,000,000	7/3/12	BP Capital Markets P.L.C.	0.33%	3,999,927	0.29%
250,000	7/13/12	BP Capital Markets P.L.C.	0.25%	249,987	0.02%
250,000	7/9/12	GDF Suez	0.23%	249,987	0.02%
3,300,000	7/16/12	GDF Suez	0.23%	3,299,684	0.24%
3,800,000	7/10/12	Total Capital Canada Ltd.	0.20%	3,799,810	0.27%
Government Sponsored Enterprise
4,250,000	7/16/12	Corporacion Andina de Fomento	0.21%	4,249,628	0.30%
Pharmaceuticals
3,750,000	8/6/12	Novartis Securities Investment Ltd.	0.16%	3,749,400	0.27%
Telecommunications
3,800,000	8/13/12	Telstra Corporation Limited	0.22%	3,799,001	0.27%
Total foreign commercial paper (cost: $72,907,809)				72,968,496	5.21%

Total commercial paper (cost: $148,331,146)				148,401,186	10.60%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$4,275,000	11/20/12	Boeing	1.88%	4,305,738	0.27%
1,750,000	2/15/13	Boeing	5.13%	1,831,631	0.13%
13,000,000	12/2/13	United Technologies Corp.	0.74%	13,054,042	0.93%
Apparel
2,325,000	8/23/13	V.F. Corporation	1.22%	2,328,090	0.17%
Automotive
1,000,000	9/14/12	PACCAR Inc	1.64%	1,003,511	0.07%
3,300,000	10/12/12	Toyota Motor Credit Corporation	0.67%	3,308,009	0.24%
300,000	10/11/13	Toyota Motor Credit Corporation	0.92%	301,981	0.02%
6,000,000	1/17/14	Toyota Motor Credit Corporation	0.87%	6,034,929	0.43%
8,450,000	2/17/15	Toyota Motor Credit Corporation	1.00%	8,491,693	0.61%
Banks
10,450,000	1/30/14	Bank of America Corporation	1.89%	10,375,074	0.74%
7,602,000	7/27/12	BB&T Corporation	3.85%	7,743,226	0.55%
10,000,000	4/1/14	Citigroup Inc.	1.40%	9,875,591	0.71%
525,000	7/2/12	Credit Suisse AG	3.45%	533,352	0.04%
10,000,000	1/14/14	Credit Suisse AG	1.43%	10,040,716	0.72%
5,200,000	12/19/12	GMAC Inc.	2.20%	5,251,549	0.38%
10,000,000	5/2/14	JPMorgan Chase & Co.	1.22%	9,996,931	0.71%
10,000,000	1/9/14	Morgan Stanley	0.77%	9,528,302	0.68%
2,200,000	11/1/12	The Bank of New York Mellon	4.95%	2,251,267	0.16%
2,000,000	8/27/13	The Bank of New York Mellon	5.13%	2,138,922	0.15%
5,000,000	7/28/14	The Bank of New York Mellon	0.74%	5,011,742	0.36%
4,750,000	2/7/14	The Goldman Sachs Group, Inc.	1.47%	4,703,827	0.34%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2012

(Unaudited)

					% of Partners'
					Capital (Net Asset
		Description		Fair Value	Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$300,000	6/14/13	U.S. Bancorp	2.00%	$304,603	0.02%
2,650,000	10/30/13	U.S. Bancorp	1.13%	2,667,512	0.19%
4,200,000	10/26/12	U.S. Bank NA	0.69%	4,210,384	0.30%
10,550,000	5/1/13	Wachovia Corporation	5.50%	11,051,480	0.79%
Beverages
5,000,000	3/26/13	Anheuser-Busch InBev Worldwide Inc.	1.19%	5,027,287	0.36%
2,350,000	1/27/14	Anheuser-Busch InBev Worldwide Inc.	1.02%	2,373,582	0.17%
4,000,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.83%	4,029,078	0.29%
6,101,000	8/15/13	Coca-Cola Enterprises, Inc.	5.00%	6,506,409	0.46%
1,000,000	7/31/12	PepsiAmericas, Inc.	5.75%	1,027,707	0.07%
Chemicals
250,000	8/15/12	Monsanto Company	7.38%	258,863	0.02%
2,645,000	11/15/12	Praxair, Inc.	1.75%	2,662,984	0.19%
Commercial Services
1,300,000	10/15/12	ERAC USA Finance LLC	5.80%	1,331,901	0.10%
Computers
4,575,000	4/1/14	Dell Inc.	1.07%	4,617,282	0.33%
100,000	7/1/12	Hewlett-Packard Company	6.50%	103,250	0.01%
2,800,000	5/24/13	Hewlett-Packard Company	0.75%	2,796,098	0.20%
4,500,000	5/30/14	Hewlett-Packard Company	0.87%	4,463,894	0.32%
3,850,000	9/19/14	Hewlett-Packard Company	2.02%	3,895,867	0.28%
550,000	10/15/13	IBM	6.50%	598,980	0.04%
Consumer Products
4,250,000	8/15/14	Procter & Gamble Company	0.70%	4,272,109	0.31%
Diversified Financial Services
1,950,000	11/7/12	American Honda Finance Corp.	0.84%	1,956,224	0.14%
2,110,000	4/2/13	American Honda Finance Corp.	4.63%	2,198,211	0.16%
2,075,000	5/8/14	American Honda Finance Corp.	0.92%	2,080,472	0.15%
1,500,000	12/10/12	BlackRock, Inc.	2.25%	1,511,273	0.11%
6,335,000	5/24/13	BlackRock, Inc.	0.77%	6,361,394	0.45%
2,510,000	4/5/13	Caterpillar Financial Services Corp.	2.00%	2,550,692	0.18%
1,600,000	4/1/14	Caterpillar Financial Services Corp.	0.76%	1,608,556	0.11%
7,400,000	10/22/12	Citigroup Funding Inc.	1.88%	7,462,950	0.53%
350,000	12/10/12	Citigroup Funding Inc.	2.25%	353,599	0.03%
2,130,000	8/1/13	CME Group Inc.	5.40%	2,282,404	0.16%
2,414,000	4/12/13	Credit Suisse (USA), Inc.	0.72%	2,414,172	0.17%
5,555,000	12/28/12	General Electric Capital Corp.	2.63%	5,619,453	0.40%
3,400,000	1/7/14	General Electric Capital Corp.	1.32%	3,424,525	0.24%
4,800,000	4/7/14	General Electric Capital Corp.	1.10%	4,807,901	0.34%
5,500,000	1/15/14	HSBC Finance Corporation	0.72%	5,447,331	0.39%
4,500,000	10/1/12	John Deere Capital Corporation	5.25%	4,613,214	0.33%
1,250,000	12/17/12	John Deere Capital Corporation	4.95%	1,278,336	0.09%
157,000	1/15/13	John Deere Capital Corporation	5.10%	164,640	0.01%
2,200,000	4/25/14	John Deere Capital Corporation	0.71%	2,202,068	0.16%
6,960,000	7/16/12	Massmutual Global Funding II	3.63%	7,082,171	0.51%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2012

(Unaudited)

					% of Partners'
					Capital (Net Asset
		Description		Fair Value	Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Diversified Financial Services (continued)
$3,714,000	9/27/13	Massmutual Global Funding II	0.96%	$3,728,432	0.27%
1,750,000	12/17/12	PACCAR Financial Corp.	1.95%	1,761,822	0.13%
6,517,000	4/5/13	PACCAR Financial Corp.	0.69%	6,543,155	0.47%
3,800,000	1/15/13	Principal Life Global Funding I	5.25%	3,981,907	0.28%
5,000,000	4/14/14	SSIF Nevada, Limited Partnership	1.17%	4,978,489	0.36%
Energy
1,388,000	3/1/13	Columbus Southern Power Company	5.50%	1,456,251	0.10%
4,500,000	10/15/12	ConocoPhillips	4.75%	4,595,410	0.33%
1,680,000	9/15/12	Duke Energy Ohio, Inc.	5.70%	1,725,070	0.12%
1,050,000	9/15/12	Motiva Enterprises LLC	5.20%	1,075,125	0.08%
1,000,000	6/1/13	Northeast Utilities	5.65%	1,048,638	0.07%
1,305,000	10/31/12	Northern Natural Gas Company	5.38%	1,336,290	0.10%
2,191,000	10/15/12	NSTAR Electric Company	4.88%	2,240,086	0.16%
4,275,000	12/13/13	Occidental Petroleum Corporation	1.45%	4,329,366	0.31%
2,300,000	4/15/13	PSEG Power LLC	2.50%	2,344,380	0.17%
Food
4,725,000	9/15/12	Cargill, Incorporated	5.60%	4,846,664	0.35%
1,267,000	8/15/13	General Mills, Inc.	5.25%	1,355,146	0.10%
1,350,000	12/3/12	Kellogg Company	5.13%	1,380,610	0.10%
1,036,000	3/6/13	Kellogg Company	4.25%	1,074,834	0.08%
Healthcare
7,743,000	3/1/14	Roche Holdings, Inc.	5.00%	8,390,386	0.60%
Internet
3,000,000	5/19/14	Google Inc.	1.25%	3,051,001	0.22%
Industrial Machinery
3,420,000	5/21/13	Caterpillar Inc.	0.64%	3,433,339	0.25%
Insurance
1,080,000	1/10/14	Berkshire Hathaway Finance Corp.	0.80%	1,085,044	0.08%
900,000	1/10/14	Berkshire Hathaway Finance Corp.	0.80%	904,204	0.06%
9,750,000	2/11/13	Berkshire Hathaway Inc.	0.90%	9,798,697	0.70%
2,650,000	5/8/13	Jackson National Life Global Funding	5.38%	2,764,507	0.20%
250,000	7/12/12	MetLife Institutional Funding II	0.87%	250,498	0.02%
2,800,000	1/11/13	Metropolitan Life Global Funding I	2.50%	2,859,250	0.20%
6,000,000	12/12/13	Metropolitan Life Global Funding I	0.87%	6,006,288	0.43%
4,024,000	1/25/13	Monumental Global Funding III	0.64%	4,017,151	0.29%
7,050,000	8/22/12	New York Life Global Funding	0.52%	7,053,118	0.50%
1,550,000	10/16/12	New York Life Global Funding	5.25%	1,586,288	0.11%
5,140,000	12/14/12	New York Life Global Funding	2.25%	5,178,625	0.37%
1,250,000	5/9/13	New York Life Global Funding	4.65%	1,297,942	0.09%
4,610,000	4/15/13	Pacific Life Global Funding	5.15%	4,819,507	0.34%
650,000	10/18/12	Pricoa Global Funding I	5.40%	665,408	0.05%
1,700,000	9/27/13	Pricoa Global Funding I	0.66%	1,693,216	0.12%
105,000	12/14/12	Principal Life Income Fundings	5.30%	107,388	0.01%
2,500,000	4/24/13	Principal Life Income Fundings	5.30%	2,618,020	0.19%
725,000	3/15/13	Travelers Companies, Inc.	5.00%	758,092	0.05%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2012

(Unaudited)

					% of Partners'
					Capital (Net Asset
		Description		Fair Value	Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Manufacturing
$9,035,000	6/21/13	Danaher Corporation	0.72%	$9,063,879	0.65%
8,000,000	6/16/14	Eaton Corporation	0.80%	8,027,161	0.57%
Media
2,400,000	3/15/13	Comcast Corporation	8.38%	2,588,860	0.18%
3,700,000	12/1/14	The Walt Disney Company	0.88%	3,725,294	0.27%
2,200,000	7/1/13	Time Warner Cable Inc.	6.20%	2,379,905	0.17%
Pharmaceuticals
2,350,000	3/1/13	McKesson Corporation	5.25%	2,461,451	0.18%
4,275,000	2/10/14	Novartis Capital Corporation	4.13%	4,582,190	0.33%
250,000	3/15/13	Pfizer Inc.	5.50%	262,928	0.02%
Retail
9,075,000	7/18/14	Target Corporation	0.64%	9,112,741	0.65%
4,500,000	2/3/14	Wal-Mart Stores, Inc.	3.00%	4,723,588	0.34%
4,775,000	4/15/14	Wal-Mart Stores, Inc.	1.63%	4,882,388	0.35%
Semiconductors
4,275,000	5/15/13	Texas Instruments Incorporated	0.65%	4,292,200	0.31%
Steel
1,579,000	12/1/12	Nucor Corporation	5.00%	1,612,080	0.12%
Telecommunications
6,550,000	2/13/15	AT&T Inc.	0.88%	6,567,207	0.47%
2,250,000	3/14/14	Cisco Systems, Inc.	0.72%	2,262,179	0.16%
5,700,000	3/28/14	Verizon Communications Inc.	1.07%	5,750,609	0.41%
1,530,000	3/15/13	Verizon Virginia Inc.	4.63%	1,593,383	0.11%
Transportation
1,000,000	3/1/13	Ryder System, Inc.	6.00%	1,049,303	0.07%
9,424,000	1/15/13	United Parcel Service, Inc.	4.50%	9,827,266	0.70%
Total U.S. corporate notes (cost: $452,032,070)				448,633,235	32.04%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$3,000,000	3/21/14	Volkswagen International Finance N.V.	1.22%	3,002,120	0.21%
10,370,000	4/1/14	Volkswagen International Finance N.V.	1.08%	10,377,301	0.74%
Banks
3,300,000	6/28/13	Bank of Montreal	2.13%	3,354,602	0.24%
2,000,000	1/23/13	Barclays Bank PLC	2.50%	2,036,522	0.15%
10,000,000	1/10/14	BNP Paribas	1.37%	9,823,377	0.70%
5,000,000	4/14/14	Danske Bank A/S	1.52%	4,903,888	0.35%
600,000	10/12/12	Deutsche Bank Aktiengesellschaft	5.38%	614,774	0.04%
2,300,000	1/18/13	HSBC Bank PLC	0.87%	2,307,032	0.16%
4,150,000	5/15/13	HSBC Bank PLC	0.90%	4,153,705	0.30%
3,200,000	8/12/13	HSBC Bank PLC	1.63%	3,235,060	0.23%
400,000	1/17/14	HSBC Bank PLC	1.27%	401,926	0.03%
9,000,000	3/15/13	ING Bank N.V.	1.52%	9,008,771	0.64%
1,000,000	6/9/14	ING Bank N.V.	1.87%	987,516	0.07%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2012

(Unaudited)

					% of Partners'
					Capital (Net Asset
		Description		Fair Value	Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$5,000,000	6/17/13	KfW Bankengruppe	0.25%	$5,000,831	0.36%
1,000,000	11/16/12	National Australia Bank Limited	2.35%	1,008,571	0.07%
1,500,000	1/8/13	National Australia Bank Limited	2.50%	1,532,502	0.11%
5,000,000	4/11/14	National Australia Bank Limited	1.19%	5,015,555	0.36%
1,000,000	3/1/13	Potash Corp. of Saskatchewan Inc.	4.88%	1,042,944	0.07%
5,000,000	2/4/13	Rabobank Nederland	0.62%	5,004,086	0.36%
5,250,000	7/29/13	Royal Bank of Canada	2.10%	5,383,931	0.38%
7,850,000	9/14/12	Svenska Handelsbanken AB (publ)	2.88%	7,949,822	0.57%
6,660,000	7/26/13	Toronto-Dominion Bank	0.65%	6,681,792	0.48%
1,100,000	12/14/12	Westpac Banking Corp.	1.90%	1,107,611	0.08%
9,750,000	3/31/14	Westpac Banking Corp.	1.19%	9,753,982	0.70%
Energy
5,250,000	11/7/13	BP Capital Markets P.L.C.	5.25%	5,603,930	0.40%
5,146,000	3/25/13	Shell International Finance B.V.	1.88%	5,227,123	0.37%
Insurance
2,270,000	4/22/13	Monumental Global Funding III	5.50%	2,373,654	0.17%
Pharmaceutical
6,000,000	9/15/12	AstraZeneca PLC	5.40%	6,153,835	0.44%
8,065,000	3/28/13	Sanofi	0.66%	8,088,555	0.58%
4,280,000	3/28/14	Sanofi	0.77%	4,296,103	0.31%
10,000,000	3/21/14	Teva Pharmaceutical Finance III BV	0.97%	10,019,878	0.72%
Total foreign corporate notes (cost: $146,561,344)				145,451,299	10.39%

Total corporate notes (cost: $598,593,414)				594,084,534	42.43%

Total investments in securities (cost: $866,475,429)				$861,347,106	61.51%

U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,000,000	8/15/13	Bank of Montreal (Chicago)	0.67%	$2,003,322	0.14%
2,250,000	10/3/13	Bank of Montreal (Chicago)	0.92%	2,261,812	0.16%
2,000,000	11/20/12	Bank of Nova Scotia (NY)	0.74%	2,012,349	0.14%
7,500,000	9/10/12	Bank of Tokyo-Mitsubishi UFJ, Ltd. (NY)	0.52%	7,514,275	0.54%
2,500,000	4/12/13	Bank of Tokyo-Mitsubishi UFJ, Ltd. (NY)	0.83%	2,506,103	0.18%
4,750,000	11/5/12	Canadian Imperial Bank of Commerce (NY)	0.67%	4,757,927	0.34%
2,000,000	4/4/13	Canadian Imperial Bank of Commerce (NY)	0.52%	2,003,462	0.14%
3,555,000	1/18/13	Deutsche Bank Aktiengesellschaft (NY)	1.12%	3,565,990	0.25%
2,975,000	3/14/13	Deutsche Bank Aktiengesellschaft (NY)	1.06%	2,986,930	0.21%
4,100,000	10/12/12	DZ BANK AG (NY)	0.76%	4,109,216	0.29%
2,300,000	11/5/12	Mizuho Corporate Bank, Ltd. (NY)	0.52%	2,302,208	0.16%
4,700,000	12/7/12	Mizuho Corporate Bank, Ltd. (NY)	0.51%	4,701,385	0.34%
5,300,000	1/9/13	National Bank of Canada (NY)	0.66%	5,324,373	0.38%
1,800,000	6/13/13	National Bank of Canada (NY)	0.58%	1,800,720	0.13%
7,600,000	11/13/12	Nordea Bank Finland PLC (NY)	0.67%	7,601,582	0.55%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2012

(Unaudited)

					% of Partners'
					Capital (Net Asset
		Description		Fair Value	Value)
U.S. Certificates of Deposit (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$250,000	3/1/13	PNC Bank	0.57%	$250,413	0.02%
250,000	3/15/13	Royal Bank of Canada (NY)	2.25%	254,204	0.02%
4,600,000	9/3/13	Royal Bank of Canada (NY)	0.67%	4,609,088	0.33%
2,000,000	8/9/12	Standard Chartered Bank (NY)	0.72%	2,006,903	0.14%
2,650,000	9/7/12	The Norinchukin Bank (NY)	0.55%	2,655,465	0.19%
3,850,000	10/5/12	The Norinchukin Bank (NY)	0.53%	3,855,778	0.28%
Total U.S. certificates of deposit (cost: $68,949,829)				69,083,505	4.93%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,600,000	10/18/12	Bank of Nova Scotia	0.77%	2,605,980	0.19%
2,000,000	2/10/14	Bank of Nova Scotia	0.97%	2,002,910	0.14%
2,050,000	4/9/13	National Australia Bank Limited	0.55%	2,052,194	0.15%
2,250,000	12/3/12	Sumitomo Mitsui Banking Corp.	0.49%	2,250,531	0.16%
2,250,000	4/11/13	Sumitomo Mitsui Banking Corp.	0.80%	2,255,625	0.16%
5,000,000	5/10/13	Sumitomo Mitsui Banking Corp.	0.79%	5,006,446	0.36%
Total foreign certificates of deposit (cost: $16,155,553)				16,173,686	1.16%

Total certificates of deposit (cost: $85,105,382)				$85,257,191	6.09%

Open Futures Contracts
Long U.S. Futures Contracts
		Agricultural commodities		$3,348,974	0.24%
		Currencies		817,294	0.06%
		Energy		1,685,573	0.12%
		Equity indices		7,551,946	0.54%
		Interest rate instruments		6,899,985	0.49%
		Metals		(7,377,560)	(0.53)%
		Single stock futures		219,554	0.02%
Net unrealized gain on open long U.S. futures contracts				13,145,766	0.94%

Short U.S. Futures Contracts
		Agricultural commodities		(5,586,174)	(0.40)%
		Currencies		(3,592,021)	(0.26)%
		Energy		(8,671,708)	(0.62)%
		Equity indices		84,554	0.01%
		Interest rate instruments		59,783	0.00%
		Metals		6,642,451	0.47%
		Single stock futures		(26,214)	(0.00)%
Net unrealized loss on open short U.S. futures contracts				(11,089,329)	(0.80)%

Total U.S. Futures Contracts - Net unrealized gain on open U.S. futures contracts				2,056,437	0.14%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2012

(Unaudited)

		% of Partners'
		Capital (Net Asset
Description	Fair Value	Value)
Open Futures Contracts (continued)
Long Foreign Futures Contracts
Agricultural commodities	$1,228,106	0.09%
Currencies	(30,758)	(0.00)%
Energy	(302,744)	(0.02)%
Equity indices	2,591,511	0.19%
Interest rate instruments	977,653	0.07%
Metals	(81,589)	(0.01)%
Net unrealized gain on open long foreign futures contracts	4,382,179	0.32%

Short Foreign Futures Contracts
Agricultural commodities	63,215	0.00%
Currencies	895,478	0.06%
Energy	469,977	0.03%
Equity indices	(5,623,219)	(0.40)%
Interest rate instruments	543,564	0.04%
Metals	121,829	0.01%
Net unrealized loss on open short foreign futures contracts	(3,529,156)	(0.26)%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	853,023	0.06%

Net unrealized gain on open futures contracts	$2,909,460	0.20%

Open Forward Currency Contracts
U.S. Forward Currency Contracts
Long	$2,692,320	0.19%
Short	(5,944,989)	(0.42)%
Net unrealized loss on open U.S. forward currency contracts	(3,252,669)	(0.23)%

Foreign Forward Currency Contracts
Long	(824,685)	(0.06)%
Short	950,504	0.07%
Net unrealized gain on open foreign forward currency contracts	125,819	0.01%

Net unrealized loss on open forward currency contracts	$(3,126,850)	(0.22)%

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

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2011

(Audited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
Investments in Securities
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$9,000,000	3/8/12	US Treasury Bills	0.20%	$8,999,688	0.61%
2,000,000	3/8/12	US Treasury Bills	0.12%	1,999,930	0.13%
1,250,000	2/29/12	US Treasury Note	0.88%	1,255,377	0.08%
500,000	3/31/12	US Treasury Note	4.50%	511,073	0.03%
9,700,000	4/30/12	US Treasury Note	4.50%	9,914,187	0.67%
3,000,000	5/31/12	US Treasury Note	4.75%	3,069,885	0.21%
11,750,000	6/15/12	US Treasury Note	1.88%	11,856,216	0.80%
500,000	7/15/12	US Treasury Note	1.50%	507,236	0.03%
500,000	7/31/12	US Treasury Note	0.63%	502,856	0.03%
925,000	8/31/12	US Treasury Note	0.38%	927,811	0.06%
7,500,000	9/30/12	US Treasury Note	0.38%	7,521,537	0.51%
9,825,000	10/31/12	US Treasury Note	3.88%	10,192,371	0.69%
800,000	11/15/12	US Treasury Note	1.38%	809,958	0.05%
4,600,000	11/30/12	US Treasury Note	0.50%	4,616,745	0.31%
5,670,000	1/15/13	US Treasury Note	1.38%	5,776,455	0.39%
7,000,000	2/15/13	US Treasury Note	1.38%	7,129,595	0.48%
2,500,000	4/15/13	US Treasury Note	1.75%	2,558,934	0.17%
Total U.S. Treasury securities (cost: $78,729,280)				78,149,854	5.25%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$1,160,000	5/28/13	Federal Farm Credit Bank	0.28%	1,160,902	0.08%
500,000	4/2/12	Federal Home Loan Bank	0.17%	500,071	0.03%
3,500,000	5/18/12	Federal Home Loan Bank	1.13%	3,517,884	0.24%
4,500,000	6/20/12	Federal Home Loan Bank	1.88%	4,538,326	0.31%
250,000	6/27/12	Federal Home Loan Bank	0.25%	250,098	0.02%
400,000	7/25/12	Federal Home Loan Bank	0.25%	400,609	0.03%
6,800,000	8/10/12	Federal Home Loan Bank	0.35%	6,804,988	0.46%
6,400,000	8/22/12	Federal Home Loan Bank	1.75%	6,501,618	0.44%
5,250,000	8/28/12	Federal Home Loan Bank	0.44%	5,254,569	0.35%
3,800,000	10/5/12	Federal Home Loan Bank	0.31%	3,802,799	0.26%
3,250,000	1/16/13	Federal Home Loan Bank	1.50%	3,312,699	0.22%
3,000,000	3/27/13	Federal Home Loan Bank	1.00%	3,033,171	0.20%
300,000	8/23/13	Federal Home Loan Bank	0.70%	300,856	0.02%
6,700,000	1/9/13	Federal Home Loan Mortgage Corp.	1.38%	6,821,306	0.46%
3,250,000	8/22/13	Federal Home Loan Mortgage Corp.	0.60%	3,258,171	0.22%
7,300,000	9/23/13	Federal Home Loan Mortgage Corp.	0.55%	7,301,980	0.49%
5,300,000	9/30/13	Federal Home Loan Mortgage Corp.	0.55%	5,303,028	0.36%
5,000,000	10/25/13	Federal Home Loan Mortgage Corp.	0.60%	5,006,190	0.34%
4,250,000	7/30/12	Federal National Mortgage Assoc.	1.13%	4,292,881	0.29%
14,500,000	10/30/12	Federal National Mortgage Assoc.	0.50%	14,542,565	0.98%
Total U.S. government sponsored enterprise notes (cost: $86,007,781)				85,904,711	5.80%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
Foreign Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$2,800,000	1/23/12	African Development Bank	1.88%	$2,825,080	0.19%
3,200,000	3/21/12	European Investment Bank	4.63%	3,267,754	0.22%
1,000,000	6/11/12	Soc. de Financement de l'Economie Francaise	2.25%	1,005,116	0.07%
Total foreign government sponsored enterprise notes (cost: $7,208,542)				7,097,950	0.48%

Total government sponsored enterprise notes (cost: $93,216,323)				93,002,661	6.28%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$3,500,000	1/9/12	BMW US Capital, LLC	0.38%	3,499,704	0.24%
260,000	1/19/12	BMW US Capital, LLC	0.40%	259,948	0.02%
Banks
3,400,000	2/15/12	Credit Suisse (USA), Inc.	0.45%	3,398,088	0.23%
200,000	3/19/12	Goldman Sachs Group, Inc.	0.55%	199,762	0.01%
4,250,000	1/27/12	HSBC USA Inc.	0.20%	4,249,031	0.29%
3,300,000	1/27/12	National Australia Funding (Delaware) Inc.	0.28%	3,299,357	0.22%
250,000	1/4/12	Standard Chartered Bank	0.20%	249,995	0.02%
4,000,000	2/8/12	Standard Chartered Bank	0.36%	3,998,480	0.27%
250,000	2/6/12	Union Bank, National Association	0.18%	249,955	0.02%
Beverages
2,550,000	2/2/12	Anheuser-Busch InBev Worldwide Inc.	0.25%	2,549,433	0.17%
250,000	3/5/12	The Coca-Cola Company	0.20%	249,933	0.02%
Charity
4,000,000	1/19/12	The Salvation Army	0.12%	3,999,760	0.27%
200,000	1/25/12	The Salvation Army	0.10%	199,987	0.01%
Computers
3,550,000	1/9/12	Hewlett-Packard Company	0.45%	3,549,645	0.24%
Diversified Financial Services
3,200,000	1/6/12	American Honda Finance Corporation	0.20%	3,199,911	0.22%
250,000	2/8/12	American Honda Finance Corporation	0.27%	249,894	0.02%
200,000	2/27/12	Caterpillar Financial Services Corporation	0.07%	199,978	0.01%
3,300,000	3/5/12	Caterpillar Financial Services Corporation	0.20%	3,298,827	0.22%
4,000,000	1/11/12	General Electric Capital Corporation	0.14%	3,999,978	0.27%
260,000	1/6/12	ING (U.S.) Funding LLC	0.25%	259,995	0.02%
4,000,000	2/27/12	ING (U.S.) Funding LLC	0.35%	3,997,783	0.27%
2,000,000	1/6/12	National Rural Utilities Coop.	0.09%	1,999,975	0.13%
3,000,000	1/6/12	Nordea Investment Mgmt North America, Inc.	0.32%	2,999,867	0.20%
4,000,000	1/24/12	PACCAR Financial Corp.	0.07%	3,999,821	0.27%
250,000	2/15/12	Private Export Funding Corporation	0.11%	249,966	0.02%
3,232,000	1/13/12	River Fuel Company #2, Inc.	0.28%	3,231,698	0.22%
250,000	1/13/12	River Fuel Trust 1	0.35%	249,967	0.02%
3,400,000	1/20/12	Toyota Motor Credit Corporation	0.20%	3,399,641	0.23%
Energy
4,000,000	1/4/12	NextEra Energy Capital Holdings, Inc.	0.46%	3,999,847	0.27%
280,000	1/11/12	NextEra Energy Capital Holdings, Inc.	0.50%	279,965	0.02%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Energy (continued)
$4,300,000	1/12/12	Oglethorpe Power Corporation	0.17%	$4,299,777	0.29%
3,500,000	1/4/12	The Southern Company	0.15%	3,499,956	0.24%
260,000	1/11/12	The Southern Company	0.17%	259,988	0.02%
250,000	1/4/12	Questar Corporation	0.18%	249,996	0.02%
3,300,000	1/20/12	Questar Corporation	0.25%	3,299,565	0.22%
Food
4,250,000	1/5/12	Kellogg Company	0.19%	4,249,910	0.29%
Insurance
3,240,000	1/10/12	Metlife Funding, Inc.	0.07%	3,239,927	0.22%
3,500,000	2/13/12	New York Life Capital Corporation	0.13%	3,499,457	0.24%
Manufacturing
3,350,000	1/23/12	Emerson Electric Co.	0.07%	3,349,857	0.23%
Mining
3,000,000	1/17/12	BHP Billiton Finance (USA) Limited	0.16%	2,999,787	0.20%
250,000	1/24/12	BHP Billiton Finance (USA) Limited	0.13%	249,979	0.02%
Telecommunication
4,000,000	1/3/12	Verizon Communications Inc.	0.37%	3,999,918	0.27%
Total U.S. commercial paper (cost: $98,744,654)				98,768,308	6.70%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$3,750,000	2/7/12	Australia and New Zealand Banking Group	0.25%	3,749,036	0.25%
4,250,000	1/25/12	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.29%	4,249,178	0.29%
3,200,000	1/17/12	Commonwealth Bank of Australia	0.30%	3,199,473	0.22%
3,000,000	1/23/12	DNB Bank ASA	0.37%	2,999,413	0.20%
4,000,000	1/12/12	John Deere Credit Inc. (Canada)	0.10%	3,999,878	0.27%
4,250,000	1/17/12	Mizuho Funding LLC	0.20%	4,249,622	0.29%
4,300,000	3/8/12	Oversea-Chinese Banking Corp.	0.53%	4,295,759	0.29%
4,000,000	1/27/12	Sumitomo Mitsui Banking Corp.	0.24%	3,999,307	0.27%
Energy
270,000	1/4/12	BP Capital Markets P.L.C.	0.23%	269,995	0.02%
1,100,000	1/17/12	BP Capital Markets P.L.C.	0.28%	1,099,853	0.07%
3,000,000	2/21/12	BP Capital Markets P.L.C.	0.26%	2,998,895	0.20%
4,000,000	1/11/12	GDF Suez	0.21%	3,999,767	0.27%
4,350,000	1/3/12	Pacific Gas and Electric Company	0.40%	4,349,903	0.29%
Government Sponsored Enterprise
3,750,000	2/14/12	Corporacion Andina de Fomento	0.33%	3,748,485	0.25%
Healthcare
250,000	1/10/12	Covidien International Finance S.A.	0.21%	249,987	0.02%
3,000,000	2/10/12	Covidien International Finance S.A.	0.25%	2,999,167	0.20%
Telecommunication
4,000,000	2/16/12	Telstra Corporation Limited	0.23%	3,998,824	0.27%
Total foreign commercial paper (cost: $54,439,767)				54,456,542	3.67%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
Face Value	Maturity Date	Name	Yield[1]

Total commercial paper (cost: $153,184,421)				$153,224,850	10.37%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$4,275,000	11/20/12	Boeing	1.88%	4,328,732	0.29%
1,750,000	2/15/13	Boeing	5.13%	1,868,615	0.13%
2,937,000	4/1/12	McDonnell Douglas Corporation	9.75%	3,073,320	0.21%
Agriculture
5,850,000	8/13/12	Archer-Daniels-Midland Company	0.61%	5,864,274	0.40%
Apparel
2,325,000	8/23/13	V.F. Corporation	1.25%	2,332,109	0.16%
Automotive
1,000,000	9/14/12	PACCAR Inc	1.72%	1,009,200	0.07%
Banks
15,000,000	1/30/14	Bank of America	1.85%	13,590,732	0.92%
190,000	3/23/12	Bank of New York Mellon	0.67%	189,954	0.01%
5,000,000	7/28/14	Bank of New York Mellon	0.69%	4,922,138	0.33%
7,602,000	7/27/12	BB&T Corporation	3.85%	7,851,227	0.53%
4,000,000	12/28/12	Citibank, N.A.	1.75%	4,061,719	0.27%
10,000,000	4/1/14	Citigroup Inc.	1.30%	9,456,391	0.64%
6,525,000	7/2/12	Credit Suisse AG (NY)	3.45%	6,709,392	0.45%
10,000,000	1/14/14	Credit Suisse AG (NY)	1.36%	9,708,314	0.65%
7,000,000	10/30/12	GMAC Inc.	1.75%	7,111,043	0.48%
5,200,000	12/19/12	GMAC Inc.	2.20%	5,302,977	0.36%
10,074,000	1/15/12	Goldman Sachs	6.60%	10,399,589	0.70%
1,200,000	2/14/12	Goldman Sachs	5.30%	1,228,911	0.08%
13,855,000	2/7/14	Goldman Sachs	1.44%	12,981,083	0.88%
10,000,000	5/2/14	JPMorgan Chase & Co.	1.30%	9,710,982	0.65%
3,600,000	6/15/12	KeyBank National Association	3.20%	3,654,879	0.25%
2,800,000	6/20/12	Morgan Stanley	1.95%	2,824,234	0.19%
4,500,000	4/29/13	Morgan Stanley	1.41%	4,251,895	0.29%
10,000,000	1/9/14	Morgan Stanley	0.69%	9,063,376	0.61%
4,200,000	10/26/12	U.S. Bank National Association	0.64%	4,212,590	0.28%
3,000,000	2/23/12	UBS AG (USA)	1.60%	3,008,944	0.20%
1,230,000	3/1/12	Wachovia Corporation	0.68%	1,231,092	0.08%
250,000	5/1/13	Wachovia Corporation	2.20%	255,174	0.02%
5,250,000	10/23/12	Wells Fargo & Company	5.25%	5,486,217	0.37%
5,800,000	1/31/13	Wells Fargo & Company	4.38%	6,100,740	0.41%
Beverages
5,000,000	3/26/13	Anheuser-Busch InBev Worldwide Inc.	1.30%	5,025,140	0.34%
2,350,000	1/27/14	Anheuser-Busch InBev Worldwide Inc.	0.97%	2,358,879	0.16%
4,000,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.76%	3,987,398	0.27%
1,275,000	3/1/12	Coca-Cola Enterprises, Inc.	3.75%	1,296,595	0.09%
6,101,000	8/15/13	Coca-Cola Enterprises, Inc.	5.00%	6,603,898	0.45%
1,000,000	7/31/12	PepsiAmericas, Inc.	5.75%	1,054,245	0.07%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Chemicals
$250,000	8/15/12	Monsanto Company	7.38%	$266,699	0.02%
2,645,000	11/15/12	Praxair, Inc.	1.75%	2,673,474	0.18%
Computers
9,000,000	4/1/14	Dell Inc.	0.97%	9,075,707	0.61%
3,663,000	3/1/12	Hewlett-Packard Company	5.25%	3,751,128	0.25%
100,000	7/1/12	Hewlett-Packard Company	6.50%	105,970	0.01%
2,800,000	5/24/13	Hewlett-Packard Company	0.79%	2,774,702	0.19%
4,500,000	5/30/14	Hewlett-Packard Company	0.92%	4,354,514	0.29%
3,850,000	9/19/14	Hewlett-Packard Company	2.11%	3,834,096	0.26%
750,000	6/15/12	IBM	0.58%	750,291	0.05%
550,000	10/15/13	IBM	6.50%	614,082	0.04%
Construction
3,420,000	5/21/13	Caterpillar Inc.	0.65%	3,426,993	0.23%
Consumer Products
4,250,000	8/15/14	Procter & Gamble	0.70%	4,281,968	0.29%
335,000	2/15/12	Kimberly-Clark Corporation	5.63%	343,930	0.02%
Diversified Financial Services
4,300,000	6/29/12	American Honda Finance Corporation	0.68%	4,298,974	0.29%
1,950,000	11/7/12	American Honda Finance Corporation	0.81%	1,955,395	0.13%
2,110,000	4/2/13	American Honda Finance Corporation	4.63%	2,208,666	0.15%
1,500,000	12/10/12	BlackRock, Inc.	2.25%	1,522,241	0.10%
6,335,000	5/24/13	BlackRock, Inc.	0.81%	6,336,536	0.43%
250,000	3/15/12	Caterpillar Financial Services Corporation	4.70%	255,581	0.02%
2,510,000	4/5/13	Caterpillar Financial Services Corporation	2.00%	2,565,847	0.17%
1,600,000	4/1/14	Caterpillar Financial Services Corporation	0.66%	1,600,652	0.11%
7,400,000	10/22/12	Citigroup Funding Inc.	1.88%	7,528,418	0.51%
1,350,000	12/10/12	Citigroup Funding Inc.	2.25%	1,376,843	0.09%
100,000	1/15/12	Credit Suisse (USA), Inc.	6.50%	103,179	0.01%
5,555,000	12/28/12	General Electric Capital Corporation	2.63%	5,689,174	0.38%
3,800,000	1/8/13	General Electric Capital Corporation	2.80%	3,923,331	0.26%
3,400,000	6/19/13	General Electric Capital Corporation	1.16%	3,404,289	0.23%
1,000,000	4/7/14	General Electric Capital Corporation	1.01%	979,780	0.07%
10,000,000	1/15/14	HSBC Finance Corporation	0.65%	9,225,830	0.62%
5,509,000	3/15/12	John Deere Capital Corporation	7.00%	5,697,541	0.38%
4,500,000	10/1/12	John Deere Capital Corporation	5.25%	4,715,832	0.32%
1,250,000	12/17/12	John Deere Capital Corporation	4.95%	1,304,601	0.09%
157,000	1/15/13	John Deere Capital Corporation	5.10%	167,771	0.01%
6,960,000	7/16/12	Massmutual Global Funding II	3.63%	7,180,759	0.48%
3,714,000	9/27/13	Massmutual Global Funding II	1.07%	3,699,264	0.25%
1,750,000	12/17/12	PACCAR Financial Corp.	1.95%	1,773,748	0.12%
6,517,000	4/5/13	PACCAR Financial Corp.	0.72%	6,514,016	0.44%
3,828,000	2/15/12	Principal Life Global Funding I	6.25%	3,941,005	0.27%
3,800,000	1/15/13	Principal Life Global Funding I	5.25%	4,045,006	0.27%
5,000,000	4/14/14	SSIF Nevada, Limited Partnership	1.10%	4,932,841	0.33%
3,300,000	10/12/12	Toyota Motor Credit Corporation	0.59%	3,305,595	0.22%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Energy
$4,500,000	10/15/12	ConocoPhillips	4.75%	$4,679,495	0.32%
4,171,000	1/15/12	Duke Energy Carolinas, LLC	6.25%	4,297,840	0.29%
1,305,000	10/31/12	Northern Natural Gas Company	5.38%	1,365,910	0.09%
2,191,000	10/15/12	NSTAR Electric Company	4.88%	2,284,590	0.15%
4,275,000	12/13/13	Occidental Petroleum Corporation	1.45%	4,352,225	0.29%
Food
410,000	6/1/12	Cargill, Incorporated	6.38%	421,678	0.03%
4,725,000	9/15/12	Cargill, Incorporated	5.60%	4,945,756	0.33%
Healthcare
7,743,000	3/1/14	Roche Holdings, Inc.	5.00%	8,505,438	0.57%
Insurance
100,000	1/13/12	Berkshire Hathaway Finance Corporation	0.52%	100,123	0.01%
1,280,000	4/15/12	Berkshire Hathaway Finance Corporation	4.00%	1,303,645	0.09%
1,980,000	1/10/14	Berkshire Hathaway Finance Corporation	0.72%	1,972,533	0.13%
250,000	2/10/12	Berkshire Hathaway Inc.	1.40%	251,602	0.02%
9,750,000	2/11/13	Berkshire Hathaway Inc.	0.88%	9,794,548	0.66%
650,000	5/30/12	Jackson National Life Global Funding	6.13%	665,616	0.04%
350,000	5/8/13	Jackson National Life Global Funding	5.38%	369,064	0.02%
250,000	7/12/12	MetLife Institutional Funding II	0.79%	250,691	0.02%
5,750,000	4/4/14	MetLife Institutional Funding II	1.27%	5,755,701	0.39%
1,000,000	3/15/12	Metropolitan Life Global Funding I	0.80%	999,812	0.07%
7,360,000	9/17/12	Metropolitan Life Global Funding I	2.88%	7,517,339	0.51%
2,800,000	1/11/13	Metropolitan Life Global Funding I	2.50%	2,866,978	0.19%
3,374,000	1/25/13	Monumental Global Funding III	0.59%	3,328,634	0.22%
7,050,000	8/22/12	New York Life Global Funding	0.54%	7,052,852	0.48%
1,550,000	10/16/12	New York Life Global Funding	5.25%	1,624,441	0.11%
5,140,000	12/14/12	New York Life Global Funding	2.25%	5,213,628	0.35%
1,250,000	5/9/13	New York Life Global Funding	4.65%	1,318,922	0.09%
4,610,000	4/15/13	Pacific Life Global Funding	5.15%	4,865,363	0.33%
250,000	1/30/12	Pricoa Global Funding I	0.53%	250,111	0.02%
4,500,000	6/25/12	Pricoa Global Funding I	4.63%	4,575,136	0.31%
2,450,000	6/26/12	Pricoa Global Funding I	0.70%	2,441,886	0.16%
650,000	10/18/12	Pricoa Global Funding I	5.40%	676,870	0.05%
105,000	12/14/12	Principal Life Income Fundings	5.30%	109,546	0.01%
Internet
3,000,000	5/19/14	Google Inc.	1.25%	3,049,524	0.21%
Manufacturing
9,035,000	6/21/13	Danaher Corporation	0.82%	9,050,435	0.61%
8,000,000	6/16/14	Eaton Corporation	0.89%	8,000,738	0.54%
Media
422,000	3/1/12	Walt Disney Company	6.38%	434,768	0.03%
3,700,000	12/1/14	Walt Disney Company	0.88%	3,719,927	0.25%
Mining
250,000	3/29/12	BHP Billiton Finance (USA) Limited	5.13%	256,031	0.02%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Pharmaceutical
$4,275,000	2/10/14	Novartis Capital Corporation	4.13%	$4,643,002	0.31%
250,000	3/15/13	Pfizer Inc.	5.50%	268,324	0.02%
Retail
9,075,000	7/18/14	Target Corporation	0.57%	9,085,393	0.61%
4,500,000	2/3/14	Wal-Mart Stores, Inc.	3.00%	4,795,144	0.32%
4,775,000	4/15/14	Wal-Mart Stores, Inc.	1.63%	4,896,448	0.33%
Semiconductor
950,000	6/15/12	National Semiconductor Corporation	6.15%	975,883	0.07%
4,275,000	5/15/13	Texas Instruments Incorporated	0.64%	4,287,137	0.29%
Steel
1,579,000	12/1/12	Nucor Corporation	5.00%	1,642,453	0.11%
Telecommunication
2,250,000	3/14/14	Cisco Systems, Inc.	0.79%	2,249,238	0.15%
5,700,000	3/28/14	Verizon Communications Inc.	1.18%	5,693,477	0.38%
Transportation
5,850,000	1/15/13	United Parcel Service, Inc.	4.50%	6,212,402	0.42%
Total U.S. corporate notes (cost: $490,393,091)				482,040,564	32.50%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$10,370,000	4/1/14	Volkswagen International Finance N.V.	0.98%	10,188,377	0.69%
Banks
2,900,000	12/21/12	ANZ National (Int'l) Limited	2.38%	2,951,973	0.20%
10,000,000	1/10/14	BNP Paribas	1.29%	9,252,056	0.62%
5,250,000	1/12/12	Commonwealth Bank of Australia	2.40%	5,311,297	0.36%
3,000,000	6/29/12	Commonwealth Bank of Australia	0.78%	2,997,638	0.20%
10,000,000	3/17/14	Commonwealth Bank of Australia	1.29%	9,844,450	0.66%
5,000,000	4/14/14	Danske Bank A/S	1.45%	4,835,163	0.33%
1,150,000	8/3/12	HSBC Bank PLC	0.88%	1,152,390	0.08%
4,300,000	1/18/13	HSBC Bank PLC	0.80%	4,291,209	0.29%
4,150,000	5/15/13	HSBC Bank PLC	0.89%	4,121,105	0.28%
7,225,000	1/13/12	ING Bank N.V.	1.03%	7,240,784	0.49%
9,000,000	3/15/13	ING Bank N.V.	1.60%	8,797,179	0.59%
1,000,000	6/9/14	ING Bank N.V.	1.94%	959,030	0.06%
5,000,000	6/17/13	KfW Bankengruppe	0.29%	4,998,167	0.34%
3,080,000	2/1/12	National Australia Bank Limited	0.68%	3,082,733	0.21%
4,930,000	6/15/12	National Australia Bank Limited	0.75%	4,932,531	0.33%
1,000,000	11/16/12	National Australia Bank Limited	2.35%	1,013,797	0.07%
5,000,000	4/11/14	National Australia Bank Limited	1.11%	4,962,409	0.33%
5,000,000	2/4/13	Rabobank Nederland	0.58%	5,003,317	0.34%
6,850,000	12/12/12	Royal Bank of Canada	0.69%	6,859,674	0.46%
5,250,000	3/8/13	Royal Bank of Canada	0.69%	5,253,531	0.35%
5,250,000	9/14/12	Svenska Handelsbanken AB (publ)	2.88%	5,344,511	0.36%
250,000	3/30/12	Royal Bank of Scotland	1.50%	250,768	0.02%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$4,600,000	5/11/12	Royal Bank of Scotland	2.63%	$4,646,211	0.31%
6,660,000	7/26/13	Toronto-Dominion Bank	0.60%	6,657,777	0.45%
1,940,000	11/1/13	Toronto-Dominion Bank	0.89%	1,946,884	0.13%
1,100,000	12/14/12	Westpac Banking Corporation	1.90%	1,111,112	0.07%
9,750,000	3/31/14	Westpac Banking Corporation	1.31%	9,778,684	0.66%
Energy
10,200,000	3/10/12	BP Capital Markets P.L.C.	3.13%	10,345,153	0.70%
5,250,000	11/7/13	BP Capital Markets P.L.C.	5.25%	5,672,336	0.38%
5,146,000	3/25/13	Shell International Finance B.V.	1.88%	5,267,570	0.36%
Pharmaceutical
6,000,000	9/15/12	AstraZeneca PLC	5.40%	6,302,758	0.43%
8,065,000	3/28/13	Sanofi	0.77%	8,073,367	0.54%
4,280,000	3/28/14	Sanofi	0.88%	4,274,412	0.29%
10,000,000	3/21/14	Teva Pharmaceutical Finance III BV	1.07%	9,945,168	0.67%
Telecommunication
2,750,000	2/27/12	Vodafone Group Public Limited Company	0.79%	2,752,365	0.19%
Total foreign corporate notes (cost: $192,839,624)				190,417,886	12.84%

Total corporate notes (cost: $683,232,715)				672,458,450	45.34%

Total investments in securities (cost: $1,008,362,739)				$996,835,815	67.24%

U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
$300,000	2/17/12	Barclays Bank PLC (NY)	0.47%	$300,581	0.02%
250,000	4/26/12	Canadian Imperial Bank of Commerce (NY)	0.37%	249,983	0.02%
4,750,000	11/5/12	Canadian Imperial Bank of Commerce (NY)	0.64%	4,754,513	0.32%
5,950,000	4/4/12	Deutsche Bank Aktiengesellschaft (NY)	0.45%	5,964,488	0.40%
5,000,000	3/5/12	Mizuho Corporate Bank, Ltd. (NY)	0.48%	5,001,707	0.34%
2,000,000	2/6/12	Nordea Bank Finland PLC (NY)	0.38%	2,003,377	0.14%
1,000,000	5/8/12	Nordea Bank Finland PLC (NY)	0.40%	1,001,824	0.07%
7,600,000	11/13/12	Nordea Bank Finland PLC (NY)	0.65%	7,568,387	0.51%
4,650,000	4/5/12	Norinchukin Bank (NY)	0.55%	4,655,368	0.31%
6,250,000	3/1/13	PNC Bank, National Association	0.63%	6,204,312	0.42%
5,250,000	2/3/12	Shizuoka Bank, Ltd. (NY)	0.49%	5,254,920	0.35%
6,900,000	5/3/12	Westpac Banking Corporation (NY)	0.40%	6,918,477	0.47%
2,650,000	6/21/12	Westpac Banking Corporation (NY)	0.41%	2,654,894	0.18%
Total U.S. certificates of deposit (cost: $52,535,773)				52,532,831	3.55%

Foreign Certficates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,250,000	10/3/13	Bank of Montreal	0.82%	2,254,624	0.15%
4,500,000	1/17/12	Bank of Nova Scotia	0.32%	4,510,802	0.30%
4,600,000	6/11/12	Bank of Nova Scotia	0.74%	4,602,636	0.31%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

					% of
					Partners'
					Capital
					(Net Asset
		Description		Fair Value	Value)
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$2,600,000	10/18/12	Bank of Nova Scotia	0.70%	$2,608,055	0.18%
2,000,000	11/20/12	Bank of Nova Scotia	0.74%	2,003,035	0.14%
5,050,000	1/17/12	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.36%	5,058,937	0.34%
2,500,000	3/5/12	Norinchukin Bank	0.54%	2,500,737	0.17%
1,750,000	4/2/12	Rabobank Nederland	0.37%	1,750,115	0.12%
250,000	3/15/13	Royal Bank of Canada	2.25%	255,138	0.02%
5,000,000	6/1/12	Sumitomo Mitsui Banking Corporation	0.65%	5,001,388	0.34%
5,250,000	1/24/12	Svenska Handelsbanken AB	0.38%	5,253,930	0.35%
Government Sponsored Enterprise
6,600,000	5/25/12	Caisse Amortissement de la Dette Socia	0.43%	6,592,215	0.44%
Total foreign certificates of deposit (cost: $42,374,750)				42,391,612	2.86%

Total certificates of deposit (cost: $94,910,523)				$94,924,443	6.41%

Open Futures Contracts
Long U.S. Futures Contracts
		Agricultural commodities		$427,903	0.03%
		Currencies		2,763,257	0.19%
		Energy		123,077	0.01%
		Equity indices		422,180	0.03%
		Interest rate instruments		5,715,227	0.39%
		Metals		(8,991,504)	(0.61)%
		Single stock futures		36,323	0.00%
Net unrealized gain on open long U.S. futures contracts				496,463	0.04%

Short U.S. Futures Contracts
		Agricultural commodities		(3,414,866)	(0.23)%
		Currencies		3,441,210	0.23%
		Energy		7,238,690	0.49%
		Equity indices		175,914	0.01%
		Interest rate instruments		(1,544,262)	(0.10)%
		Metals		6,509,575	0.44%
		Single stock futures		(16,613)	(0.00)%
Net unrealized gain on open short U.S. futures contracts				12,389,648	0.84%

Total U.S. futures contracts - Net unrealized gain on open U.S. futures contracts				12,886,111	0.88%

Long Foreign Futures Contracts
		Agricultural commodities		196,300	0.01%
		Currencies		(18,010)	(0.00)%
		Energy		31,956	0.00%
		Equity indices		1,196,625	0.08%
		Interest rate instruments[2]		18,859,653	1.27%
		Metals		(164,515)	(0.01)%
Net unrealized gain on open long foreign futures contracts				20,102,009	1.35%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2011

(Audited)

		% of
		Partners'
		Capital
		(Net Asset
Description	Fair Value	Value)
Open Futures Contracts (continued)
Short Foreign Futures Contracts
Agricultural commodities	824,214	0.06%
Currencies	3,635,127	0.25%
Energy	13,933	0.00%
Equity indices	508,790	0.03%
Interest rate instruments	(234,143)	(0.02)%
Metals	677,586	0.05%
Net unrealized gain on open short foreign futures contracts	5,425,507	0.37%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	25,527,516	1.72%

Net unrealized gain on open futures contracts	$38,413,627	2.60%

U.S. Forward Currency Contracts
Long	$1,455,228	0.10%
Short	(973,780)	(0.07)%
Net unrealized gain on open U.S. forward currency contracts	481,448	0.03%

Foreign Forward Currency Contracts
Long	(1,593,950)	(0.11)%
Short	1,383,892	0.09%
Net unrealized loss on open foreign forward currency contracts	(210,058)	(0.02)%

Net unrealized gain on open forward currency contracts	$271,390	0.01%

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

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gain (Loss) from Futures and Forwards Trading
Net realized gain (loss)	$21,720,181	$(29,141,661)	$55,876,037	$(13,137,442)
Net change in unrealized gain (loss)	3,929,004	(42,205,705)	(38,902,407)	(64,762,323)
Brokerage commissions and trading expenses	(1,354,970)	(1,175,318)	(2,576,810)	(2,361,653)
Net gain (loss) from futures and forwards trading	24,294,215	(72,522,684)	14,396,820	(80,261,418)

Income
Interest income	3,794,384	889,679	7,843,873	1,967,860
Net realized and change in unrealized gain (loss) on securities and certificates of deposit	(1,602,936)	68,911	2,546,321	68,911
Total income	2,191,448	958,590	10,390,194	2,036,771

Expenses
Trading Advisor management fee	5,556,569	5,748,373	11,454,982	11,013,260
Trading Advisor incentive fee	9,112,118	—	9,112,118	3,498,236
Cash manager fees	262,346	424,623	490,319	424,623
General Partner management fee	6,166,927	6,527,229	12,697,400	12,818,243
General Partner 1% allocation	(9,849)	(907,839)	(217,539)	(1,187,977)
Selling Agent fees – General Partner	4,676,916	4,810,587	9,378,262	9,480,573
Administrative expenses – General Partner	1,695,747	1,709,008	3,407,875	3,338,145
Total expenses	27,460,774	18,311,981	46,323,417	39,385,103
Net investment loss	(25,269,326)	(17,353,391)	(35,933,223)	(37,348,332)
Net Loss	$(975,111)	$(89,876,075)	$(21,536,403)	$(117,609,750)

	Three Months Ended June 30,
	2012			2011
	Class A	Class B	Class I	Class A	Class B	Class I
Increase (decrease) in net asset value per Unit	$(14.14)	$7.63	$(52.20)	$(292.21)	$(364.41)	$—

Net income (loss) per Unit (based on weighted average number of units outstanding during the period)	$(11.08)	$11.92	$(52.20)	$(302.51)	$(381.10)	$—
Weighted average number of Units outstanding	188,922.9606	95,006.8982	254.4114	184,300.1060	89,540.4724	—

	Six Months Ended June 30,
	2012			2011
	Class A	Class B	Class I	Class A	Class B	Class I
Decrease in net asset value per Unit	$(85.11)	$(61.62)	$(52.20)	$(395.09)	$(472.65)	$—

Net loss per Unit (based on weighted average number of units outstanding during the period)	$(83.05)	$(59.03)	$(52.20)	$(412.15)	$(501.32)	$—
Weighted average number of Units outstanding	190,446.3012	96,677.2146	254.4114	179,913.2708	86,686.6343	—

 The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net loss	$(21,536,403)	$(117,609,750)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Net change in unrealized loss from futures and forwards trading	38,902,407	64,762,323
Purchases of securities and certificates of deposit	(1,346,614,457)	(1,265,902,626)
Proceeds from disposition of securities and certificates of deposit	1,494,316,739	1,007,829,370
Net realized and change in unrealized gain on securities and certificates of deposit	(2,546,321)	(68,911)
Changes in
Interest receivable	(21,649)	55,719
General Partner 1% allocation receivable/payable	1,139,156	(2,205,514)
Trading Advisor management fee payable	(272,369)	1,064,998
Trading Advisor incentive fee payable	9,112,118	(13,050,625)
Commissions and other trading fees payable on open contracts	61,687	29,225
Cash Manager fees payable	(38,127)	424,623
General Partner management fee payable	(417,444)	54,845
Selling Agent fees payable – General Partner	(81,858)	26,203
Administrative expenses payable – General Partner	(30,790)	23,674
Net cash provided by (used in) operating activities	171,972,689	(324,566,446)

Cash flows from financing activities
Subscriptions	60,410,949	184,968,783
Subscriptions received in advance	4,545,055	40,468,143
Redemptions	(136,019,424)	(51,993,652)
Net cash provided by (used in) financing activities	(71,063,420)	173,443,274

Net increase (decrease) in cash and cash equivalents	100,909,269	(151,123,172)
Cash and cash equivalents, beginning of period	395,842,519	718,671,095
Cash and cash equivalents, end of period	$496,751,788	$567,547,923

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$468,058,721	$449,663,925
Cash and cash equivalents	28,693,067	117,883,998
Total end of period cash and cash equivalents	$496,751,788	$567,547,923

Supplemental disclosure of cash flow information
Prior period redemptions paid	$22,127,237	$11,807,236
Prior period subscriptions received in advance	$15,876,320	$23,610,336

Supplemental schedule of non-cash financing activities
Redemptions payable	$23,158,697	$9,179,633

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

For the Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Class A		Class B		Class I
	Units	Amount	Units	Amount	Units	Amount	Total
Six Months Ended June 30, 2012
Balance at December 31, 2011	192,640.4151	$872,169,401	99,309.8890	$610,486,703	—	$—	$1,482,656,104
Net loss		(15,816,314)		(5,706,808)		(13,281)	(21,536,403)
Subscriptions	10,042.8150	45,679,510	4,878.2515	30,353,347	254.4114	254,412	76,287,269
Redemptions	(14,822.2771)	(67,475,458)	(11,253.7710)	(69,575,426)	—	—	(137,050,884)
Transfers	(291.0906)	(1,307,425)	213.1043	1,307,425	—	—	—
Balance at June 30, 2012	187,569.8624	$833,249,714	93,147.4738	$566,865,241	254.4114	$241,131	$1,400,356,086

Six Months Ended June 30, 2011
Balance at December 31, 2010	172,138.6872	$858,255,331	81,701.8729	$543,372,363	—	$—	$1,401,627,694
Net loss		(74,153,273)		(43,456,477)		—	(117,609,750)
Subscriptions	24,468.4095	120,277,514	13,372.2845	88,301,605	—	—	208,579,119
Redemptions	(5,842.1182)	(28,390,559)	(3,222.7581)	(20,975,490)	—	—	(49,366,049)
Transfers	(877.0327)	(4,260,384)	654.3646	4,260,384	—	—	—
Balance at June 30, 2011	189,887.9458	$871,728,629	92,505.7639	$571,502,385	—	$—	$1,443,231,014

Net Asset Value per Unit

	Class A	Class B	Class I

June 30, 2012	$4,442.34	$6,085.67	$947.80
December 31, 2011	4,527.45	6,147.29	—
June 30, 2011	4,590.75	6,178.02	—
December 31, 2010	4,985.84	6,650.67	—

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Notes to Consolidated Financial Statements

(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Description of the Fund

Futures Portfolio Fund, Limited Partnership (“Fund”) is a Maryland limited partnership, which operates as a commodity investment pool that commenced trading operations on January 2, 1990. The Fund issues units of limited partner interests (“Units”) in three classes, Class A, B and I, which represent units of fractional undivided beneficial interest in and ownership of the Fund. Class I Units were made available for purchase on June 1, 2012. The Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Third Amended and Restated Limited Partnership Agreement (“Partnership Agreement”).

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

The three classes of Units in the Fund differ only in the fees applicable to each class. Class A Units are subject to a 2% per annum selling agent fee and class B Units are subject to a 0.2% per annum broker dealer servicing fee. Class I Units are subject higher minimum investments requirements and lower General Partner Management Fees (0.75% per annum instead of 1.50% per annum) as well as a General Partner performance fee (7.5% of net new profits, described more fully in Footnote 4).

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

Level 1 –	Fair value is based on unadjusted quoted prices for identical instruments in active markets. Financial instruments utilizing Level 1 inputs include exchange-traded derivatives, U.S. Treasury securities and money market funds.

Level 2 –	Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach. Financial instruments utilizing Level 2 inputs include forward currency contracts, commercial paper, corporate notes, certificate of deposits and U.S. government sponsored enterprise notes.

Level 3 –	Fair value is based on valuation techniques in which one or more significant inputs are unobservable. The Fund has no financial instruments utilizing Level 3 inputs.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the periods ended June 30, 2012 and December 31, 2011, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through June 30, 2012. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2008.

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

Recently Issued Accounting Pronouncement

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance to converge the fair value measurement guidance in GAAP and International Financial Reporting Standards.  This new guidance clarifies the application of existing fair value measurement requirements, changes a particular principle of fair value measurement, and requires additional fair value disclosures.  The amendments are to be applied prospectively and are effective for annual periods beginning after December 15, 2011. The Fund is currently evaluating the effect that the provisions of this guidance will have on the Fund’s financial statements.

In November 2011, the FASB issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position.  This guidance is effective for the Fund’s annual and interim periods beginning January 1, 2013.  When effective, the Fund will provide the disclosures required by those amendments retrospectively for all comparative periods presented.  The adoption of this guidance is not expected to have a material impact on the financial position or results of operations.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At June 30, 2012
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$2,909,460	$—	$2,909,460
Net unrealized loss on open forward currency contracts*	—	(3,126,850)	(3,126,850)
Cash and cash equivalents:
Money market fund	27,451,945	—	27,541,945
Investments in securities:
U.S. Treasury securities*	88,012,375	—	88,012,375
U.S. government sponsored enterprise notes*	—	30,849,011	30,849,011
Commercial paper*	—	148,401,186	148,401,186
Corporate notes*	—	594,084,534	594,084,534
Certificates of deposit*	—	85,257,191	85,257,191
Total	$118,373,780	$855,465,072	$973,838,852

*See the consolidated condensed schedule of investments for further description.

At December 31, 2011
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$38,413,627	$—	$38,413,627
Net unrealized gain on open forward currency contracts*	—	271,390	271,390
Cash and cash equivalents:
Money market fund	5,760,099	—	5,760,099
Investments in securities:
U.S. Treasury securities*	78,149,854	—	78,149,854
U.S. government sponsored enterprise notes*	—	85,904,711	85,904,711
Foreign government sponsored enterprise notes*	—	7,097,950	7,097,950
Commercial paper*	—	153,224,850	153,224,850
Corporate notes*	—	672,458,450	672,458,450
Certificates of deposit*	—	94,924,443	94,924,443
Total	$122,323,580	$1,013,881,794	$1,136,205,374

*See the consolidated condensed schedule of investments for further description.

There were no Level 3 holdings at June 30, 2012 or December 31, 2011, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At June 30, 2012, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

June 30, 2012	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$6,402,629	$(7,348,508)	$(945,879)
Currencies	3,079,626	(4,989,633)	(1,910,007)
Energy	3,434,421	(10,253,323)	(6,818,902)
Equity indices	11,197,698	(6,592,906)	4,604,792
Interest rate instruments	23,265,965	(14,784,980)	8,480,985
Metals	13,769,222	(14,464,091)	(694,869)
Single stock futures	219,710	(26,370)	193,340
Net unrealized gain on open futures contracts	$61,369,271	$(58,459,811)	$2,909,460

Net unrealized gain (loss) on open forward currency contracts	$4,406,000	$(7,532,850)	$(3,126,850)

At June 30, 2012, there were 146,875 open futures contracts and 1,886 open forward currency contracts.

For the three and six months ended June 30, 2012, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended June 30, 2012		Six Months Ended June 30, 2012
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$5,654,725	$(7,044,016)	$(9,611,255)	$1,020,570
Currencies	(4,042,783)	4,532,077	(5,267,574)	(11,731,591)
Energy	(45,042,655)	(5,569,331)	13,215,007	(14,226,558)
Equity indices	(35,966,808)	288,774	411,472	2,301,283
Interest rate instruments	110,256,142	8,794,830	83,978,944	(14,315,490)
Metals	2,592,882	2,664,695	(12,814,530)	1,273,989
Single stock futures	(804,869)	180,586	982,958	173,630
Total futures contracts	32,646,634	3,847,615	70,895,022	(35,504,167)

Forward currency contracts	(11,181,435)	81,298	(15,279,119)	(3,398,240)

Total futures and forward currency contracts	$21,465,199	$3,928,913	$55,615,903	$(38,902,407)

For the three and six months ended June 30, 2012, the number of futures contracts closed was 359,905 and 707,082, respectively, and the number of forward currency contracts closed was 10,453 and 20,751, respectively. At December 31, 2011, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

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

For the three and six months ended June 30, 2011, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(20,509,340)	$909,143	$(12,621,120)	$(10,806,849)
Currencies	11,087,326	(6,695,605)	(2,298,576)	(16,835,515)
Energy	(30,609,226)	(12,317,247)	2,258,329	(8,709,555)
Equity indices	(32,765,464)	(10,725,400)	(43,571,244)	1,298,061
Interest rate instruments	37,973,686	824,315	21,937,674	1,476,976
Metals	(3,752,249)	(10,820,028)	5,630,962	(21,411,835)
Single stock futures	116,642	1,017	112,640	(7,816)
Total futures contracts	(38,458,625)	(38,823,805)	(28,551,335)	(54,996,533)

Forward currency contracts	9,296,145	(3,381,900)	15,695,987	(9,765,790)

Total futures and forward currency contracts	$(29,162,480)	$(42,205,705)	$(12,855,348)	$(64,762,323)

For the three and six months ended June 30, 2011, the number of futures contracts closed was 295,974 and 588,032, respectively, and the number of forward currency contracts closed was 11,870 and 22,781, respectively.

4.	General Partner

At June 30, 2012 and December 31, 2011, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund. However, the beneficiary of the sole shareholder of the General Partner had the following investment:

	June 30, 2012	December 31, 2011
Class I Units
Number of units	254.4114
Value	$241,131
Class B Units
Number of units		39.6245
Value		$243,583

The General Partner earns the following compensation:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A and Class B Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A and Class B Units, payable in arrears. Prior to June 1, 2012, the General Partner Management Fee was 1.75% per annum. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of net new profits of the Class I Units, payable quarterly in arrears.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Selling agent fees amounted to $4,375,780 and $4,516,242 for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, selling agent fees were $8,770,232 and $8,906,257, respectively. Such amounts are included in selling agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. Broker dealer servicing fees amounted to $301,135 and $294,344 for the three months ended June 30, 2012 and 2011, respectively. For the six months ended June 30, 2012 and 2011, broker dealer servicing fees were $608,030 and $574,316, respectively. Such amounts are included in selling agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

▪	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the fund, payable in arrears to the General Partner. The General Partner, in turn, pays the administrative expenses of the Fund. Administrative expenses include accounting, audit, legal, salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund; such as, salaries and commissions of General Partner marketing personnel, administrative employee salaries and related costs.

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

The Fund has advisory agreements with various commodity trading advisors, pursuant to which the Fund incurs a monthly trading advisor management fee that ranges from 0% to 2% per annum of allocated net assets (as defined in each respective advisory agreement), paid monthly or quarterly in arrears. Additionally, the Fund incurs trading advisor incentive fees, payable quarterly in arrears, ranging from 10% to 30% of net new trading profits (as defined in each respective advisory agreement).

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

To meet margin requirements, the Fund deposits funds with its futures brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At June 30, 2012 and December 31, 2011, the Fund had margin requirements of $190,052,719 and $175,593,513, respectively.

7.	Subscriptions, Distributions and Redemptions

Generally, investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000. Units are sold at the net asset value per unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At June 30, 2012 and December 31, 2011, the Fund received advance subscriptions of $4,545,055 and $15,876,320, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to month-end.

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

The Fund engages in the speculative trading of futures and over-the-counter contracts, including forward currency contracts traded in the U.S. and internationally. Trading in derivatives exposes the Fund to both market risk, the risk arising from a change in the fair value of a contract, and credit risk, the risk of failure by another party to perform according to the terms of a contract.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at June 30, 2012.

		Gov't					% of
	U.S.	Sponsored					Partners'
	Treasury	Enterprise	Commercial		Certificates of		Capital (Net
Country or Region	Securities	Notes	Paper	Corporate Notes	Deposit	Total	Asset Value)
United States	$88,012,375	$30,849,011	$75,432,690	$448,633,235	$69,083,505	$712,010,816	50.82%
Great Britain	-	-	15,059,583	24,506,784	-	39,566,367	2.83%
Australia	-	-	15,391,094	18,418,221	2,052,194	35,861,509	2.56%
Netherlands	-	-	-	33,606,917	-	33,606,917	2.40%
Canada	-	-	7,299,303	16,463,269	4,608,890	28,371,462	2.03%
France	-	-	3,549,671	22,208,035	-	25,757,706	1.84%
Singapore	-	-	13,722,475	-	-	13,722,475	0.98%
Japan	-	-	3,448,241	-	9,512,602	12,960,843	0.93%
Netherland Antilles	-	-	-	10,019,878	-	10,019,878	0.72%
Sweden	-	-	-	7,949,822	-	7,949,822	0.57%
Germany	-	-	-	5,000,831	-	5,000,831	0.36%
Denmark	-	-	-	4,903,888	-	4,903,888	0.35%
South America multi-national	-	-	4,249,628	-	-	4,249,628	0.30%
Luxumberg	-	-	3,999,120	-	-	3,999,120	0.29%
Bermuda	-	-	3,749,400	-	-	3,749,400	0.27%
Norway	-	-	2,499,981	-	-	2,499,981	0.18%
Cayman Islands	-	-	-	2,373,654	-	2,373,654	0.17%
Total	$88,012,375	$30,849,011	$148,401,186	$594,084,534	$85,257,191	$946,604,297	67.60%

The following table presents the exposure at December 31, 2011.

		Gov't					% of
	U.S.	Sponsored					Partners'
	Treasury	Enterprise	Commercial		Certificates		Capital (Net
Country or Region	Securities	Notes	Paper	Corporate Notes	of Deposit	Total	Asset Value)
United States	$78,149,854	$85,904,711	$98,768,308	$482,040,564	$52,532,831	$797,396,268	53.81%
Australia	-	-	10,947,333	43,034,651	-	53,981,984	3.64%
Great Britain	-	-	4,368,743	42,486,268	-	46,855,011	3.16%
Canada	-	-	3,999,878	20,717,866	16,234,290	40,952,034	2.76%
Netherlands	-	-	-	37,456,257	1,750,115	39,206,372	2.64%
France	-	1,005,116	3,999,767	21,599,835	6,592,215	33,196,933	2.24%
Japan	-	-	12,498,107	-	12,561,062	25,059,169	1.69%
Netherland Antilles	-	-	4,349,903	9,945,168	-	14,295,071	0.96%
Sweden	-	-	-	5,344,511	5,253,930	10,598,441	0.71%
Germany	-	-	-	4,998,167	-	4,998,167	0.34%
Denmark	-	-	-	4,835,163	-	4,835,163	0.33%
Singapore	-	-	4,295,759	-	-	4,295,759	0.29%
South America multi-national	-	-	3,748,485	-	-	3,748,485	0.25%
Europe multi-national	-	3,267,754	-	-	-	3,267,754	0.22%
Luxumberg	-	-	3,249,154	-	-	3,249,154	0.22%
Norway	-	-	2,999,413	-	-	2,999,413	0.20%
Africa multi-national	-	2,825,080	-	-	-	2,825,080	0.19%
Total	$78,149,854	$93,002,661	$153,224,850	$672,458,450	$94,924,443	$1,091,760,258	73.65%

9.	Indemnifications

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

The consolidated statements of financial condition, including the consolidated condensed schedule of investments, at June 30, 2012, the consolidated statements of operations for the three and six months ended June 30, 2012 and 2011, the consolidated statements of cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2012 and 2011, and the accompanying notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such consolidated financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at June 30, 2012, results of operations for the three and six months ended June 30, 2012 and 2011, cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2012 and 2011. The results of operations for the three and six months ended June 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year or any other period. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other financial ratios for the three and six months ended June 30, 2012 and 2011, assuming the unit was outstanding throughout the entire period:

	Three Months Ended June 30,
	2012			2011
	Class A	Class B	Class I	Class A	Class B	Class I
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$4,456.48	$6,078.04	$1,000.00	$4,882.96	$6,542.43	$—
Gain (loss) from operations
Gain (loss) from trading(1)	73.45	99.37	(51.54)	(226.59)	(305.66)	—
Net investment loss(1)	(87.59)	(91.74)	(0.66)	(65.62)	(58.75)	—
Total gain (loss) from operations	(14.14)	7.63	(52.20)	(292.21)	(364.41)	—

Net asset value per Unit at end of period	$4,442.34	$6,085.67	$947.80	$4,590.75	$6,178.02	$—

Total return (4)	(0.32)%	0.13%	(5.22)%	(5.98)%	(5.57)%	—

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees and General Partner 1% allocation (2) (3)	5.82%	3.99%	0.93%	5.96%	4.12%	—
Trading Advisor incentive fees (4)	0.63%	0.63%	(0.02)%	—	—	—
General Partner 1% allocation (4)	—	—	(0.06)%	(0.06)%	(0.06)%	—
Total expenses	6.45%	4.62%	0.85%	5.90%	4.06%	—

Net investment loss (2) (3) (5)	(5.22)%	(3.38)%	(0.59)%	(5.68)%	(3.88)%	—

	Six Months Ended June 30,
	2012			2011
	Class A	Class B	Class I	Class A	Class B	Class I
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$4,527.45	$6,147.29	$1,000.00	$4,985.84	$6,650.67	$—
Loss from operations
Gain (loss) from trading(1)	43.23	57.23	(51.54)	(251.59)	(339.62)	—
Net investment loss(1)	(128.34)	(118.85)	(0.66)	(143.50)	(133.03)	—
Total loss from operations	(85.11)	(61.62)	(52.20)	(395.09)	(472.65)	—

Net asset value per Unit at end of period	$4,442.34	$6,085.67	$947.80	$4,590.75	$6,178.02	$—

Total return (4)	(1.88)%	(1.00)%	(5.22)%	(7.92)%	(7.11)%	—

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees and General Partner 1% allocation (2) (3)	5.86%	4.04%	0.46%	5.84%	4.02%	—
Trading Advisor incentive fees (4)	0.62%	0.62%	(0.02)%	0.24%	0.24%	—
General Partner 1% allocation (4)	(0.02)%	(0.01)%	(0.06)%	(0.09)%	(0.08)%	—
Total expenses	6.46%	4.65%	0.38%	5.99%	4.18%	—

Net investment loss (2) (3) (5)	(4.45)%	(2.62)%	(0.30)%	(5.56)%	(3.74)%	—

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

Results of Operations

The returns for Class A and B Units for the six months ended June 30, 2012 and 2011 were as follows:

Class of Units	2012	2011
Class A	(1.88)%	(7.92)%
Class B	(1.00)%	(7.11)%

The return for Class I Units for the one month ended June 30, 2012 (inception to date) was (5.22)%. Past performance is not necessarily indicative of future results. Further analysis of the trading gains and losses is provided below.

34

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

April

April saw a reversal of the positive equity market sentiment that characterized much of the first quarter of 2012, with renewed worries over global growth and the European debt crisis. Both the US and China reported slowing GDP growth for Q1. Meanwhile in Europe, the UK and Spain posted a second consecutive quarter of negative growth and thus joined Italy, Ireland, Portugal and Greece in falling into a double dip recession. The possibility of a Spanish default became the latest focus for sovereign bond investors, as the effectiveness of its fiscal austerity program came into doubt, with the unemployment rate rising to 24%.

The Fund saw profits in April from its long positions in fixed income, as bond yields in major markets declined, with a global swing towards risk aversion. The Fund also made gains in the agricultural sector, as soybeans continued their strong year-to-date rally due to a lack of rain in South America threatening the harvest. These profits were partly offset by losses from long positions in global equities and in oil-related commodities. Overall the Fund finished with a positive return for the month, with Class A Units up 2.19% and Class B Units up 2.34%.

May

In May, the escalating European debt crisis and weak U.S. and Chinese economic data led to a flight to safety in financial markets. In Greece, electoral gains by anti-austerity political parties stoked fears that the country might ultimately exit the Eurozone. Elsewhere, concerns grew over the health of Spain’s banks, as the already debt-laden Spanish government was forced to bail out the country’s third largest lender. Meanwhile, labor market conditions deteriorated in the U.S. and industrial production slowed in China. In response, investors sold global equities, energies and commodity currencies and sought the relative safe harbor of bonds and the U.S. dollar.

The Fund made its largest gains from long positions in U.S., German and UK bonds, as yields trended lower and prices moved higher. In currencies, the Fund profited from a short position in the euro which depreciated over 6% against the U.S. dollar during the month. The Fund had some offsetting losses in long equity index and oil positions, before trimming those exposures by month-end. Overall, the Fund finished May with a positive return, with Class A Units up 3.06% and Class B units up 3.22%.

June

The risk appetite of global investors returned in 5.0% June, as markets anticipated increased central bank intervention to spur weakening economic growth. In Europe, the risk of a splintering of the euro currency union subsided, as Greek parliamentary elections were won by political parties favoring a European bailout with austerity conditions attached, in effect keeping the country in the Eurozone. This was followed by a European summit meeting at month end where EU leaders agreed to ease conditions on loans to Spain and Italy, thereby stemming the surge in borrowing costs in those countries. In response, investors rotated from bonds into equities and sold off the U.S. dollar in favor of the euro and emerging market currencies.

June’s market reversals caused the Fund to give back profits made from trends over the prior two months. In the interest rates sector, the Fund’s long positions caused losses, particularly in the German Bund which saw its largest monthly decline since 1994. In currencies, the Fund’s short euro exposure detracted from performance, as the currency rallied on the positive news out of Europe. Meanwhile, trading in the physical commodities was unprofitable, as sharp reversals in energy and corn prices went against the Fund’s short positions. The Fund generated a positive return in equity indices through long positions in US stock markets. Overall, the Fund finished the month with a loss, with Class A and B Units down 5.35% and 5.22%, respectively.

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

April

Class A Units of the Fund were up 3.58% for the month of April and Class B Units were up 3.73%. The Fund finished higher this month with profits from currencies, metals, stock indices and energy offsetting losses from interest rate instruments and agricultural commodities. The most significant profits came from the foreign exchange markets, where the Fund’s long positions benefited from significant price appreciation in the Australian dollar relative to several other currencies including the U.S. dollar. Precious metals, including silver and gold, continued to trend higher generating profits for the Fund, although a reversal in industrial metals offset some of those profits. Oil product prices also pushed higher which benefited the Fund’s long positions, but losses from natural gas dampened gains for the energy sector.

May

Class A Units of the Fund were down 5.65% for the month of May and Class B Units were down 5.52%. The Fund finished lower this month with losses from energy, foreign exchange, metals, equity indices and agricultural commodities offsetting profits from interest rate instruments. An abrupt sell-off in physical commodities early in the month sent energy and precious metals prices sharply lower. The most significant losses in these sectors came from long positions in light crude, Brent crude, silver and aluminum. Reports that Greece was considering leaving the euro zone sparked a flight to safety that drove global indices lower and interest rate instruments and the U.S. dollar sharply higher. While the market moves were profitable for the Fund’s long positions in interest rate instruments, they went against the Fund’s long positions in global indices and several foreign currencies which generated losses. In agricultural commodities, losses were mostly in coffee, corn and sugar.

June

Class A Units of the Fund were down 3.80% for the month of June and Class B Units were down 3.65%. The Fund finished lower this month with losses in equity indices, energies, agricultural commodities, metals and currencies offsetting profits from interest rate instruments. The markets were relatively quiet during the month, although concerns over Greece’s debt and the end of the Federal Reserve’s quantitative easing program weighed heavily in the news. A modest flight to quality sent equity prices lower and interest rate instruments higher for the second month in a row. While the rise in interest rate instrument prices benefited the Fund, the fall in equity prices went against the Fund’s long positions. Over the past several weeks, the Fund’s trading advisors reduced their long equity positions, reducing the impact. In commodities, improved supply coupled with weaker confidence in the global economy sent prices lower. The decline in commodity prices was led by a drop in energies prices and agricultural commodities, both of which went against the Fund’s long positions.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund's open positions by market sector at June 30, 2012 and December 31, 2011. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	June 30, 2012		December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$15,347,294	1.10%	$14,326,308	0.97%
Currencies	41,478,238	2.96	39,181,399	2.64
Energy	11,522,857	0.82	16,421,733	1.11
Equity indices	43,022,504	3.07	29,852,293	2.01
Interest rate instruments	80,181,049	5.73	67,417,861	4.55
Metals	20,332,844	1.45	22,681,640	1.53
Single stock futures	2,150,055	0.15	1,582,289	0.11
Total	$214,034,841	15.28%	$191,463,523	12.92%

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

The following were the primary trading risk exposures of the Fund as of June 30, 2012, by market sector.

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

The following were the only non-trading risk exposures of the Fund as of June 30, 2012.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at June 30, 2012 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There have been no material changes from risk factors disclosed in the Fund’s Form 10-K for year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the six months ended June 30, 2012. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the second quarter of 2012 were as follows:

	April	May	June	Total
A Units
Units redeemed	2,337.0319	3,624.6757	1,836.9236	7,798.6312
Average net asset value per Unit	$4,554.17	$4,693.57	$4,442.34	$4,592.62

B Units
Units redeemed	1,902.4613	1,765.3633	2,460.1841	6,128.0087
Average net asset value per Unit	$6,220.55	$6,420.56	$6,085.67	$6,224.02

There were no redemptions of Class I Units during the second quarter of 2012.

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

Dated: August 14, 2012	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)

