Form 10-Q
period 2012-09-30
FUTURES PORTFOLIO FUND L.P.
filed 2012-11-14
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☐    No ☒

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Financial Condition

September 30, 2012 (Unaudited) and December 31, 2011 (Audited)

	September 30, 2012	December 31, 2011
Assets
Equity in broker trading accounts
Cash	$500,130,749	$371,356,278
Net unrealized gain (loss) on open futures contracts	(1,200,118)	38,413,627
Net unrealized gain on open forward currency contracts	792,811	271,390
Total equity in broker trading accounts	499,723,442	410,041,295
Cash and cash equivalents	14,557,800	24,490,690
Investments in securities, at fair value	820,178,369	996,835,815
Certificates of deposit, at fair value	92,942,090	94,924,443
General Partner 1% allocation receivable	138,826	1,356,695
Total assets	$1,427,540,527	$1,527,648,938

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$1,798,116	$2,061,196
Trading Advisor incentive fees payable	40,435	—
Commissions and other trading fees payable on open contracts	273,070	202,327
Cash Manager fees payable	235,491	364,930
General Partner management fee payable	1,765,933	2,199,413
General Partner performance fee payable	944	—
Selling Agent fees payable – General Partner	1,494,064	1,585,090
Administrative expenses payable – General Partner	530,203	576,321
Redemptions payable	18,419,566	22,127,237
Subscriptions received in advance	11,016,014	15,876,320
Total liabilities	35,573,836	44,992,834
Partners’ Capital (Net Asset Value)
Class A Interests – 185,343.3788 and 192,640.4151 units outstanding at September 30, 2012 and December 31, 2011, respectively	826,386,945	872,169,401
Class B Interests – 91,796.4607 and 99,309.8890 units outstanding at September 30, 2012 and December 31, 2011, respectively	563,204,627	610,486,703
Class I Interests – 2,484.3408 and no units outstanding at September 30, 2012 and December 31, 2011, respectively	2,375,119	—
Total partners' capital (net asset value)	1,391,966,691	1,482,656,104
Total liabilities and partners' capital (net asset value)	$1,427,540,527	$1,527,648,938

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments

September 30, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$4,325,000	10/31/12	U.S. Treasury Notes	3.88%	$4,408,351	0.32%
5,025,000	11/15/12	U.S. Treasury Notes	1.38%	5,058,729	0.36%
8,620,000	1/15/13	U.S. Treasury Notes	1.38%	8,676,164	0.63%
5,700,000	2/28/13	U.S. Treasury Notes	0.63%	5,714,460	0.42%
500,000	3/31/13	U.S. Treasury Notes	2.50%	505,855	0.04%
4,000,000	4/30/13	U.S. Treasury Notes	3.13%	4,121,085	0.30%
8,100,000	5/31/13	U.S. Treasury Notes	3.50%	8,373,463	0.61%
3,600,000	6/15/13	U.S. Treasury Notes	1.13%	3,635,858	0.26%
3,500,000	6/30/13	U.S. Treasury Notes	3.38%	3,613,250	0.26%
4,500,000	7/31/13	U.S. Treasury Notes	3.38%	4,644,766	0.33%
7,500,000	8/15/13	U.S. Treasury Notes	0.75%	7,544,099	0.55%
3,020,000	8/31/13	U.S. Treasury Notes	0.13%	3,018,907	0.22%
8,000,000	9/30/13	U.S. Treasury Notes	0.13%	7,994,715	0.58%
700,000	10/31/13	U.S. Treasury Notes	2.75%	727,278	0.05%
5,000,000	11/15/13	U.S. Treasury Notes	0.50%	5,025,848	0.36%
750,000	11/30/13	U.S. Treasury Notes	0.25%	751,011	0.05%
Total U.S. Treasury securities (cost: $74,289,860)				73,813,839	5.34%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$1,160,000	5/28/13	Federal Farm Credit Bank	0.21%	1,160,381	0.08%
3,250,000	1/16/13	Federal Home Loan Bank	1.50%	3,272,467	0.24%
2,300,000	1/29/13	Federal Home Loan Bank	0.38%	2,302,953	0.17%
3,000,000	3/27/13	Federal Home Loan Bank	1.00%	3,012,483	0.22%
5,000,000	9/4/14	Federal Home Loan Bank	0.45%	5,001,763	0.36%
6,700,000	1/9/13	Federal Home Loan Mortgage Corp.	1.38%	6,743,128	0.48%
5,250,000	10/30/12	Federal National Mortgage Assoc.	0.50%	5,262,024	0.38%
7,750,000	10/30/12	Federal National Mortgage Assoc.	0.50%	7,768,377	0.56%
250,000	8/9/13	Federal National Mortgage Assoc.	0.50%	250,800	0.02%
Total U.S. government sponsored enterprise notes (cost: $34,946,987)				34,774,376	2.51%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$250,000	10/4/12	BMW US Capital, LLC	0.15%	249,995	0.02%
Banks
200,000	11/5/12	Credit Suisse (USA), Inc.	0.21%	199,960	0.01%
250,000	11/20/12	HSBC USA Inc.	0.30%	249,898	0.02%
250,000	10/24/12	Mizuho Funding LLC	0.24%	249,963	0.02%
2,000,000	12/3/12	Mizuho Funding LLC	0.33%	1,998,845	0.14%
4,100,000	10/26/12	The Bank of Tokyo-Mitsubishi UFJ, Ltd. (NY)	0.22%	4,099,366	0.28%
250,000	10/12/12	UBOC Insurance Inc	0.29%	249,979	0.02%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Beverages
$3,750,000	11/7/12	Anheuser-Busch InBev Worldwide Inc.	0.25%	$3,749,059	0.27%
4,250,000	10/17/12	Bacardi Corporation	0.42%	4,249,243	0.31%
Charity
250,000	12/10/12	The Salvation Army	0.18%	249,913	0.02%
Diversified Financial Services
3,850,000	12/14/12	ING (U.S.) Funding LLC	0.30%	3,847,656	0.28%
3,800,000	10/31/12	River Fuel Company #2, Inc.	0.15%	3,799,525	0.27%
250,000	10/31/12	River Fuel Funding Company #3, Inc.	0.19%	249,962	0.02%
4,230,000	11/15/12	Toyota Motor Credit Corporation	0.18%	4,229,048	0.30%
3,250,000	10/25/12	UOB Funding LLC	0.20%	3,249,623	0.23%
Energy
3,500,000	10/4/12	Apache Corporation	0.38%	3,499,889	0.25%
250,000	10/5/12	Apache Corporation	0.42%	249,990	0.02%
3,500,000	10/9/12	Devon Energy Corporation	0.25%	3,499,806	0.25%
4,000,000	10/23/12	Duke Energy Corporation	0.41%	3,998,998	0.29%
3,500,000	10/9/12	Motiva Enterprises LLC	0.18%	3,499,860	0.25%
200,000	10/10/12	Motiva Enterprises LLC	0.18%	199,991	0.01%
4,250,000	10/17/12	Oglethorpe Power Corporation	0.40%	4,249,279	0.31%
3,300,000	10/3/12	ONEOK, Inc.	0.38%	3,299,930	0.24%
250,000	10/10/12	ONEOK, Inc.	0.40%	249,975	0.02%
250,000	10/9/12	The Southern Company	0.16%	249,992	0.02%
Food
3,600,000	10/3/12	General Mills, Inc.	0.25%	3,599,956	0.26%
Healthcare
3,100,000	10/2/12	Roche Holdings, Inc.	0.12%	3,099,991	0.22%
Machinery
3,200,000	10/4/12	Stanley Black & Decker, Inc.	0.35%	3,199,907	0.23%
250,000	10/16/12	Stanley Black & Decker, Inc.	0.33%	249,967	0.02%
Total U.S. commercial paper (cost: $64,059,590)				64,069,566	4.60%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$3,900,000	11/30/12	Commonwealth Bank of Australia	0.18%	3,898,846	0.27%
5,300,000	2/1/13	DBS Bank Ltd.	0.89%	5,295,760	0.37%
3,300,000	11/14/12	Oversea-Chinese Banking Corp. Ltd	0.19%	3,299,234	0.24%
250,000	11/20/12	Oversea-Chinese Banking Corp. Ltd	0.22%	249,925	0.02%
2,550,000	10/29/12	Sumitomo Mitsui Banking Corp.	0.21%	2,549,605	0.18%
3,600,000	10/15/12	The Bank of Nova Scotia	0.16%	3,599,776	0.26%
Consumer Products
2,500,000	3/5/13	Reckitt Benckiser Treasury Services PLC	0.75%	2,496,456	0.18%
5,250,000	4/8/13	Reckitt Benckiser Treasury Services PLC	0.80%	5,240,445	0.37%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Diversified Financial Services
$3,550,000	10/3/12	John Deere Bank SA	0.16%	$3,549,968	0.26%
250,000	10/5/12	John Deere Bank SA	0.18%	249,996	0.02%
4,000,000	3/25/13	Macquarie Bank Limited	0.63%	3,987,440	0.29%
Energy
3,900,000	10/22/12	GDF Suez	0.26%	3,899,477	0.28%
Mulinational
4,250,000	11/16/12	Corporacion Andina de Fomento	0.24%	4,248,722	0.31%
Pharmaceutical
250,000	10/10/12	AstraZeneca PLC	0.15%	249,991	0.02%
3,500,000	10/24/12	AstraZeneca PLC	0.15%	3,499,620	0.25%
Telecommunication
4,250,000	10/15/12	Telstra Corporation Limited	0.22%	4,249,655	0.31%
Total foreign commercial paper (cost: $50,467,264)				50,564,916	3.63%

Total commercial paper (cost: $114,526,854)				114,634,482	8.23%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$4,275,000	11/20/12	Boeing	1.88%	4,313,302	0.31%
1,750,000	2/15/13	Boeing	5.13%	1,792,209	0.13%
13,000,000	12/2/13	United Technologies Corporation	0.69%	13,058,897	0.95%
Apparel
2,325,000	8/23/13	V.F. Corporation	1.18%	2,343,390	0.17%
Automotive
4,300,000	7/31/15	Daimler Finance North America LLC	1.30%	4,326,211	0.31%
Banks
2,000,000	4/16/13	American Express Bank, FSB.	5.50%	2,104,911	0.15%
10,450,000	1/30/14	Bank of America Corporation	1.87%	10,559,358	0.77%
2,475,000	9/25/13	BB&T Corporation	3.38%	2,543,880	0.18%
3,273,000	4/1/14	Citigroup Inc.	1.39%	3,281,127	0.24%
2,414,000	5/15/13	Credit Suisse (USA), Inc.	5.00%	2,524,105	0.18%
5,200,000	12/19/12	GMAC Inc.	2.20%	5,255,325	0.38%
10,000,000	5/2/14	JPMorgan Chase & Co.	1.14%	10,075,729	0.73%
10,000,000	1/9/14	Morgan Stanley	0.76%	9,883,953	0.72%
2,200,000	11/1/12	The Bank of New York Mellon	4.95%	2,253,968	0.16%
2,200,000	4/1/13	The Bank of New York Mellon	4.50%	2,294,582	0.16%
2,000,000	8/27/13	The Bank of New York Mellon	5.13%	2,095,821	0.15%
5,000,000	7/28/14	The Bank of New York Mellon	0.72%	5,016,760	0.36%
4,750,000	2/7/14	The Goldman Sachs Group, Inc.	1.44%	4,758,179	0.34%
300,000	6/14/13	U.S. Bancorp	2.00%	305,277	0.02%
2,650,000	10/30/13	U.S. Bancorp	1.13%	2,681,662	0.19%
8,800,000	5/1/13	Wachovia Corporation	5.50%	9,261,469	0.68%
250,000	5/1/13	Wachovia Corporation	2.21%	253,470	0.02%
1,500,000	8/1/13	Wachovia Corporation	5.70%	1,580,312	0.11%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Beverages
$5,000,000	3/26/13	Anheuser-Busch InBev Worldwide Inc.	1.10%	$5,019,973	0.36%
2,350,000	1/27/14	Anheuser-Busch InBev Worldwide Inc.	1.00%	2,371,105	0.17%
4,000,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.82%	4,030,252	0.29%
6,101,000	8/15/13	Coca-Cola Enterprises, Inc.	5.00%	6,381,801	0.47%
Biotechnology
2,725,000	12/1/14	Gilead Sciences, Inc.	2.40%	2,839,398	0.20%
Chemical
2,645,000	11/15/12	Praxair, Inc.	1.75%	2,666,642	0.19%
Computers
4,575,000	4/1/14	Dell Inc.	1.06%	4,622,403	0.33%
2,800,000	5/24/13	Hewlett-Packard Company	0.71%	2,802,159	0.20%
4,500,000	5/30/14	Hewlett-Packard Company	0.82%	4,466,558	0.32%
3,850,000	9/19/14	Hewlett-Packard Company	1.93%	3,898,677	0.28%
550,000	10/15/13	IBM	6.50%	601,496	0.04%
Consumer Products
4,250,000	8/15/14	Procter & Gamble	0.70%	4,280,672	0.31%
Diversified Financial Services
1,950,000	11/7/12	American Honda Finance Corp.	0.81%	1,953,101	0.14%
3,110,000	4/2/13	American Honda Finance Corp.	4.63%	3,247,510	0.23%
2,075,000	5/8/14	American Honda Finance Corp.	0.89%	2,082,599	0.15%
3,750,000	8/11/15	American Honda Finance Corp.	1.00%	3,759,658	0.27%
1,500,000	12/10/12	BlackRock, Inc.	2.25%	1,515,920	0.11%
6,335,000	5/24/13	BlackRock, Inc.	0.73%	6,355,211	0.47%
4,110,000	4/5/13	Caterpillar Financial Services Corporation	2.00%	4,167,124	0.30%
250,000	2/9/15	Caterpillar Financial Services Corporation	0.79%	251,497	0.02%
4,400,000	10/22/12	Citigroup Funding Inc.	1.88%	4,440,560	0.32%
350,000	12/10/12	Citigroup Funding Inc.	2.25%	353,832	0.03%
3,780,000	8/1/13	CME Group Inc.	5.40%	3,970,365	0.29%
1,300,000	10/15/12	ERAC USA Finance LLC	5.80%	1,337,320	0.10%
5,555,000	12/28/12	General Electric Capital Corporation	2.63%	5,626,950	0.40%
3,400,000	1/7/14	General Electric Capital Corporation	1.31%	3,421,008	0.25%
4,800,000	4/7/14	General Electric Capital Corporation	1.09%	4,833,078	0.35%
5,500,000	1/15/14	HSBC Finance Corporation	0.71%	5,473,817	0.39%
4,500,000	10/1/12	John Deere Capital Corporation	5.25%	4,618,169	0.33%
1,250,000	12/17/12	John Deere Capital Corporation	4.95%	1,279,881	0.09%
157,000	1/15/13	John Deere Capital Corporation	5.10%	160,793	0.01%
2,200,000	4/25/14	John Deere Capital Corporation	0.70%	2,208,461	0.16%
3,714,000	9/27/13	Massmutual Global Funding II	0.86%	3,732,629	0.27%
5,750,000	6/30/13	NYSE Euronext	4.80%	6,002,494	0.44%
6,517,000	4/5/13	PACCAR Financial Corp.	0.68%	6,535,042	0.48%
5,000,000	4/14/14	SSIF Nevada, Limited Partnership	1.16%	5,034,982	0.36%
300,000	10/12/12	Toyota Motor Credit Corporation	0.66%	300,473	0.02%
300,000	10/11/13	Toyota Motor Credit Corporation	0.91%	301,847	0.02%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Diversified Financial Services (continued)
$6,000,000	1/17/14	Toyota Motor Credit Corporation	0.86%	$6,028,339	0.44%
3,000,000	1/27/14	Toyota Motor Credit Corporation	0.61%	3,002,739	0.22%
8,450,000	2/17/15	Toyota Motor Credit Corporation	1.00%	8,551,823	0.62%
Energy
750,000	8/16/13	Appalachian Power Company	0.81%	751,256	0.05%
1,388,000	3/1/13	Columbus Southern Power Company	5.50%	1,422,377	0.10%
4,500,000	10/15/12	ConocoPhillips	4.75%	4,605,258	0.33%
1,000,000	6/1/13	Northeast Utilities	5.65%	1,052,155	0.08%
1,305,000	10/31/12	Northern Natural Gas Company	5.38%	1,339,070	0.10%
2,191,000	10/15/12	NSTAR Electric Company	4.88%	2,243,508	0.16%
4,275,000	12/13/13	Occidental Petroleum Corporation	1.45%	4,342,547	0.31%
2,300,000	4/15/13	PSEG Power LLC	2.50%	2,351,897	0.17%
Food
2,267,000	8/15/13	General Mills, Inc.	5.25%	2,376,213	0.17%
1,350,000	12/3/12	Kellogg Company	5.13%	1,383,425	0.10%
1,036,000	3/6/13	Kellogg Company	4.25%	1,055,795	0.08%
6,000,000	6/4/15	Kraft Foods Group, Inc.	1.63%	6,123,442	0.45%
Healthcare
7,743,000	3/1/14	Roche Holdings, Inc.	5.00%	8,242,797	0.60%
Insurance
1,980,000	1/10/14	Berkshire Hathaway Finance Corporation	0.79%	1,993,136	0.14%
9,750,000	2/11/13	Berkshire Hathaway Inc.	0.87%	9,783,148	0.71%
3,650,000	5/8/13	Jackson National Life Global Funding	5.38%	3,835,656	0.28%
300,000	4/4/14	MetLife Institutional Funding II	1.36%	303,375	0.02%
2,800,000	1/11/13	Metropolitan Life Global Funding I	2.50%	2,830,919	0.20%
6,000,000	12/12/13	Metropolitan Life Global Funding I	0.80%	6,010,923	0.43%
4,024,000	1/25/13	Monumental Global Funding III	0.62%	4,022,612	0.29%
2,270,000	4/22/13	Monumental Global Funding III	5.50%	2,374,932	0.17%
1,550,000	10/16/12	New York Life Global Funding	5.25%	1,590,763	0.11%
5,140,000	12/14/12	New York Life Global Funding	2.25%	5,194,435	0.37%
3,250,000	5/9/13	New York Life Global Funding	4.65%	3,392,830	0.24%
4,610,000	4/15/13	Pacific Life Global Funding	5.15%	4,834,379	0.35%
650,000	10/18/12	Pricoa Global Funding I	5.40%	667,130	0.05%
1,700,000	9/27/13	Pricoa Global Funding I	0.56%	1,694,833	0.12%
105,000	12/14/12	Principal Life Income Fundings	5.30%	107,682	0.01%
2,700,000	4/24/13	Principal Life Income Fundings	5.30%	2,836,344	0.20%
725,000	3/15/13	The Travelers Companies, Inc.	5.00%	741,835	0.05%
Internet
3,000,000	5/19/14	Google Inc.	1.25%	3,058,077	0.22%
Machinery
3,420,000	5/21/13	Caterpillar Inc.	0.60%	3,428,093	0.25%
Manufacturing
9,035,000	6/21/13	Danaher Corporation	0.63%	9,053,894	0.66%
8,000,000	6/16/14	Eaton Corporation	0.72%	8,026,624	0.59%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Media
$2,400,000	3/15/13	Comcast Corporation	8.38%	$2,494,217	0.18%
4,600,000	4/30/15	NBCUniversal Media, LLC	3.65%	4,991,107	0.36%
3,700,000	12/1/14	The Walt Disney Company	0.88%	3,749,457	0.27%
1,100,000	7/15/13	Thomson Reuters Corporation	5.95%	1,160,209	0.08%
2,200,000	7/1/13	Time Warner Cable Inc.	6.20%	2,327,142	0.17%
Pharmaceutical
975,000	2/12/15	Express Scripts Holding Company	2.10%	1,002,992	0.07%
2,350,000	3/1/13	McKesson Corporation	5.25%	2,405,660	0.17%
4,275,000	2/10/14	Novartis Capital Corporation	4.13%	4,512,602	0.32%
250,000	3/15/13	Pfizer Inc.	5.50%	256,539	0.02%
Retail
9,075,000	7/18/14	Target Corporation	0.63%	9,121,233	0.67%
2,200,000	8/1/13	Walgreen Co.	4.88%	2,295,467	0.16%
11,000,000	3/13/14	Walgreen Co.	0.90%	11,018,084	0.80%
4,500,000	2/3/14	Wal-Mart Stores, Inc.	3.00%	4,675,267	0.34%
4,775,000	4/15/14	Wal-Mart Stores, Inc.	1.63%	4,898,818	0.35%
Semiconductor
4,275,000	5/15/13	Texas Instruments Incorporated	0.61%	4,287,493	0.31%
Steel
1,579,000	12/1/12	Nucor Corporation	5.00%	1,616,161	0.12%
Telecommunication
6,550,000	2/13/15	AT&T Inc.	0.88%	6,613,143	0.49%
2,250,000	3/14/14	Cisco Systems, Inc.	0.64%	2,260,401	0.16%
5,700,000	3/28/14	Verizon Communications Inc.	0.97%	5,744,486	0.41%
1,530,000	3/15/13	Verizon Virginia Inc.	4.63%	1,561,291	0.11%
Transportation
1,000,000	3/1/13	Ryder System, Inc.	6.00%	1,024,443	0.07%
9,424,000	1/15/13	United Parcel Service, Inc.	4.50%	9,628,319	0.70%
Total U.S. corporate notes (cost: $450,173,619)				447,808,146	32.34%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$3,000,000	3/21/14	Volkswagen International Finance N.V.	1.13%	3,016,983	0.22%
10,370,000	4/1/14	Volkswagen International Finance N.V.	1.07%	10,439,332	0.75%
Banks
3,300,000	6/28/13	Bank of Montreal	2.13%	3,362,214	0.24%
2,000,000	1/23/13	Barclays Bank PLC	2.50%	2,021,850	0.15%
5,000,000	1/10/14	BNP Paribas	1.36%	5,017,661	0.36%
5,000,000	4/14/14	Danske Bank A/S	1.51%	4,963,396	0.36%
600,000	10/12/12	Deutsche Bank Aktiengesellschaft (NY)	5.38%	615,902	0.04%
2,300,000	1/18/13	HSBC Bank PLC	0.86%	2,306,876	0.17%
4,150,000	5/15/13	HSBC Bank PLC	0.86%	4,166,109	0.30%
3,200,000	8/12/13	HSBC Bank PLC	1.63%	3,227,379	0.23%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$400,000	1/17/14	HSBC Bank PLC	1.26%	$403,127	0.03%
9,000,000	3/15/13	ING Bank N.V.	1.44%	9,034,488	0.65%
1,000,000	6/9/14	ING Bank N.V.	1.81%	1,004,566	0.07%
5,000,000	6/17/13	KfW Bankengruppe	0.23%	5,000,754	0.36%
1,000,000	11/16/12	National Australia Bank Limited	2.35%	1,011,214	0.07%
1,500,000	1/8/13	National Australia Bank Limited	2.50%	1,516,821	0.11%
5,000,000	4/11/14	National Australia Bank Limited	1.18%	5,045,112	0.36%
5,000,000	2/4/13	Rabobank Nederland	0.59%	5,004,128	0.36%
5,250,000	7/29/13	Royal Bank of Canada	2.10%	5,345,039	0.38%
6,660,000	7/26/13	The Toronto-Dominion Bank	0.63%	6,680,286	0.48%
4,050,000	8/12/13	UBS AG	2.25%	4,114,960	0.30%
1,100,000	12/14/12	Westpac Banking Corporation	1.90%	1,109,380	0.08%
9,750,000	3/31/14	Westpac Banking Corporation	1.09%	9,805,758	0.71%
Chemical
1,000,000	3/1/13	Potash Corporation of Saskatchewan Inc.	4.88%	1,021,882	0.07%
Energy
5,250,000	11/7/13	BP Capital Markets P.L.C.	5.25%	5,632,250	0.40%
8,600,000	11/14/14	Canadian Natural Resources Limited	1.45%	8,784,426	0.63%
1,076,000	7/15/13	Petro-Canada	4.00%	1,112,930	0.08%
5,146,000	3/25/13	Shell International Finance B.V.	1.88%	5,188,085	0.37%
Multinational
4,750,000	8/1/13	International Finance Corporation	0.33%	4,761,431	0.34%
Pharmaceutical
8,065,000	3/28/13	Sanofi	0.56%	8,079,221	0.58%
4,280,000	3/28/14	Sanofi	0.67%	4,300,029	0.31%
5,950,000	3/17/15	Takeda Pharmaceutical Co Ltd	1.03%	5,998,796	0.43%
10,000,000	3/21/14	Teva Pharmaceutical Finance III BV	0.88%	10,055,141	0.73%
Total foreign corporate notes (cost: $149,243,237)				149,147,526	10.72%

Total corporate notes (cost: $599,416,856)				596,955,672	43.06%

Total investments in securities (cost: $823,180,557)				$820,178,369	59.14%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,250,000	1/28/13	Banco del Estado de Chile (NY)	0.60%	$2,253,810	0.16%
2,000,000	8/15/13	Bank of Montreal (Chicago)	0.63%	2,005,037	0.14%
2,250,000	10/3/13	Bank of Montreal (Chicago)	0.91%	2,261,850	0.16%
3,000,000	9/27/13	Barclays Bank PLC (NY)	0.94%	3,000,235	0.22%
3,750,000	7/26/13	Branch Banking and Trust Company	0.48%	3,754,088	0.27%
900,000	11/5/12	Canadian Imperial Bank of Commerce (NY)	0.64%	901,100	0.06%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2012

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Certificates of Deposit (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$2,000,000	4/4/13	Canadian Imperial Bank of Commerce (NY)	0.52%	$2,008,010	0.14%
2,950,000	7/25/13	Credit Suisse Group AG (NY)	0.94%	2,954,191	0.21%
3,555,000	1/18/13	Deutsche Bank Aktiengesellschaft (NY)	1.11%	3,569,537	0.26%
2,975,000	3/14/13	Deutsche Bank Aktiengesellschaft (NY)	1.06%	3,000,463	0.22%
4,100,000	10/12/12	DZ Bank AG (NY)	0.76%	4,115,545	0.30%
4,700,000	12/7/12	Mizuho Corporate Bank, Ltd. (NY)	0.51%	4,709,912	0.34%
2,000,000	3/1/13	Mizuho Corporate Bank, Ltd. (NY)	0.46%	2,001,498	0.14%
5,300,000	1/9/13	National Bank of Canada (NY)	0.66%	5,333,371	0.38%
1,800,000	6/13/13	National Bank of Canada (NY)	0.58%	1,806,271	0.13%
3,750,000	11/13/12	Nordea Bank Finland PLC (NY)	0.64%	3,754,491	0.27%
2,700,000	2/8/13	Norinchukin Bank (NY)	0.52%	2,703,060	0.19%
4,500,000	4/1/13	Norinchukin Bank (NY)	0.43%	4,500,000	0.32%
250,000	3/1/13	PNC Bank	0.52%	250,271	0.02%
250,000	3/15/13	Royal Bank of Canada (NY)	2.25%	252,593	0.02%
1,500,000	7/30/13	Royal Bank of Canada (NY)	0.50%	1,501,395	0.11%
4,600,000	9/3/13	Royal Bank of Canada (NY)	0.62%	4,608,481	0.33%
4,300,000	1/14/13	Standard Chartered Bank	0.57%	4,306,525	0.31%
7,500,000	2/11/13	The Bank of Tokyo-Mitsubishi UFJ, Ltd. (NY)	0.49%	7,507,794	0.54%
2,500,000	4/12/13	The Bank of Tokyo-Mitsubishi UFJ, Ltd. (NY)	0.83%	2,514,731	0.18%
Total U.S. certificates of deposit (cost: $75,399,829)				75,574,259	5.42%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,050,000	4/9/13	National Australia Bank Limited	0.54%	2,054,447	0.15%
2,250,000	12/3/12	Sumitomo Mitsui Banking Corp.	0.49%	2,254,467	0.16%
2,250,000	4/11/13	Sumitomo Mitsui Banking Corp.	0.80%	2,262,880	0.16%
5,000,000	5/10/13	Sumitomo Mitsui Banking Corp.	0.79%	5,024,940	0.36%
500,000	11/20/12	The Bank of Nova Scotia	0.74%	503,680	0.04%
3,250,000	9/16/13	The Bank of Nova Scotia	0.57%	3,257,651	0.23%
2,000,000	2/10/14	The Bank of Nova Scotia	0.94%	2,009,766	0.14%
Total foreign certificates of deposit (cost: $17,303,958)				17,367,831	1.24%

Total certificates of deposit (cost: $92,703,787)				$92,942,090	6.66%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2012

(Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$(2,500,266)	(0.18)%
Currencies	(1,100,228)	(0.08)%
Energy	948,019	0.07%
Equity indices	(6,677,208)	(0.48)%
Interest rate instruments	10,746,800	0.77%
Metals[2]	22,935,668	1.65%
Single stock futures	(367,147)	(0.03)%
Net unrealized gain on open long U.S. futures contracts	23,985,638	1.72%

Short U.S. Futures Contracts
Agricultural commodities	(485,545)	(0.03)%
Currencies	320,261	0.02%
Energy	(763,700)	(0.05)%
Equity indices	1,211,429	0.09%
Interest rate instruments	(725,928)	(0.05)%
Metals[2]	(25,301,011)	(1.82)%
Single stock futures	(2,339)	(0.00)%
Net unrealized loss on open short U.S. futures contracts	(25,746,833)	(1.84)%

Total U.S. Futures Contracts - Net unrealized loss on open U.S. futures contracts	(1,761,195)	(0.12)%

Long Foreign Futures Contracts
Agricultural commodities	(76,314)	(0.01)%
Currencies	(136,699)	(0.01)%
Energy	(17,295)	(0.00)%
Equity indices	(12,969,482)	(0.93)%
Interest rate instruments[2]	13,989,050	1.00%
Metals	372,128	0.03%
Net unrealized gain on open long foreign futures contracts	1,161,388	0.08%

Short Foreign Futures Contracts
Agricultural commodities	(4,592)	(0.00)%
Currencies	199,075	0.01%
Energy	54,199	0.00%
Equity indices	279,858	0.02%
Interest rate instruments	(1,052,256)	(0.08)%
Metals	(76,595)	(0.01)%
Net unrealized loss on open short foreign futures contracts	(600,311)	(0.06)%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	561,077	0.02%

Net unrealized loss on open futures contracts	$(1,200,118)	(0.10)%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2012

(Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$768,098	0.06%
Short	(128,041)	(0.01)%
Net unrealized gain on open U.S. forward currency contracts	640,057	0.05%

Foreign Forward Currency Contracts
Long	(594,884)	(0.04)%
Short	747,638	0.05%
Net unrealized gain on open foreign forward currency contracts	152,754	0.01%

Net unrealized gain on open forward currency contracts	$792,811	0.06%

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

CERTIFICATES OF DEPOSIT
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
Foreign Certificates of Deposit (continued)
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

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gain (Loss) from Futures and Forwards Trading
Net realized gain	$23,054,026	$34,034,978	$78,930,082	$20,897,536
Net change in unrealized gain (loss)	(190,437)	40,509,413	(39,092,863)	(24,252,910)
Brokerage commissions and trading expenses	(1,328,705)	(1,020,170)	(3,905,515)	(3,381,823)
Net gain (loss) from futures and forwards trading	21,534,884	73,524,221	35,931,704	(6,737,197)

Income
Interest income	3,992,009	3,807,717	11,835,882	7,125,606
Net realized and change in unrealized gain (loss) on securities and certificates of deposit	(87,777)	(8,728,255)	2,458,544	(10,009,373)
Total income	3,904,232	(4,920,538)	14,294,426	(2,883,767)

Expenses
Trading Advisor management fee	5,494,476	6,329,014	16,949,458	17,342,274
Trading Advisor incentive fee	153,581	6,397,570	9,265,699	9,895,806
Cash manager fees	246,813	176,733	737,132	601,356
General Partner management fee	5,427,214	6,782,633	18,124,614	19,600,876
General Partner performance fee	944	—	944	—
General Partner 1% allocation	78,713	421,689	(138,826)	(766,288)
Selling Agent fees – General Partner	4,595,538	4,971,998	13,973,800	14,452,571
Administrative expenses – General Partner	1,649,197	1,776,764	5,057,072	5,114,909
Total expenses	17,646,476	26,856,401	63,969,893	66,241,504
Net investment loss	(13,742,244)	(31,776,939)	(49,675,467)	(69,125,271)
Net Income (Loss)	$7,792,640	$41,747,282	$(13,743,763)	$(75,862,468)

	Three Months Ended September 30,
	2012			2011
	Class A	Class B	Class I	Class A	Class B	Class I
Increase in net asset value per Unit	$16.34	$49.69	$8.24	$122.01	$192.39	$—

Net income per Unit†	$17.12	$49.76	$2.58	$121.69	$191.41	$—

Weighted average number of Units outstanding	186,092.1468	92,537.0337	811.8937	193,538.6140	95,063.3770	—

	Nine Months Ended September 30,
	2012			2011
	Class A	Class B	Class I	Class A	Class B	Class I
Decrease in net asset value per Unit	$(68.77)	$(11.93)	$(43.96)	$(273.08)	$(280.26)	$—

Net loss per Unit†	$(66.83)	$(11.55)	$(17.22)	$(274.46)	$(282.39)	$—

Weighted average number of Units outstanding	188,992.2833	95,374.1163	649.5150	184,365.9406	89,455.4184	—

 † (based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net loss	$(13,743,763)	$(75,862,468)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Net change in unrealized loss from futures and forwards trading	39,092,324	24,252,910
Purchases of securities and certificates of deposit	(1,878,808,585)	(1,948,527,217)
Proceeds from disposition of securities and certificates of deposit	2,059,906,928	1,521,565,901
Net realized and change in unrealized (gain) loss on securities and certificates of deposit	(2,458,544)	10,009,373
Changes in
Due from affiliate	—	(15,228)
General Partner 1% allocation receivable/payable	1,217,869	(1,783,825)
Trading Advisor management fee payable	(263,080)	1,378,942
Trading Advisor incentive fee payable	40,435	(6,653,049)
Commissions and other trading fees payable on open contracts	70,743	10,442
Cash Manager fees payable	(129,439)	453,083
General Partner management fee payable	(433,480)	209,953
General Partner performance fee payable	944	—
Selling Agent fees payable – General Partner	(91,026)	130,830
Administrative expenses payable – General Partner	(46,118)	65,087
Net cash provided by (used in) operating activities	204,355,208	(474,765,266)

Cash flows from financing activities
Subscriptions	94,588,784	279,849,995
Subscriptions received in advance	11,016,014	12,232,044
Redemptions	(191,118,425)	(82,780,472)
Net cash provided by (used in) financing activities	(85,513,627)	209,301,567

Net increase (decrease) in cash and cash equivalents	118,841,581	(265,463,699)
Cash and cash equivalents, beginning of period	395,846,968	718,738,675
Cash and cash equivalents, end of period	$514,688,549	$453,274,976

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$500,130,749	$426,753,174
Cash and cash equivalents	14,557,800	26,521,802
Total end of period cash and cash equivalents	$514,688,549	$453,274,976

Supplemental disclosure of cash flow information
Prior period redemptions paid	$22,127,237	$11,807,236
Prior period subscriptions received in advance	$15,876,320	$23,610,336

Supplemental schedule of non-cash financing activities
Redemptions payable	$18,419,566	$10,248,563

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

For the Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Class A		Class B		Class I
	Units	Amount	Units	Amount	Units	Amount	Total
Nine Months Ended September 30, 2012
Balance at December 31, 2011	192,640.4151	$872,169,401	99,309.8890	$610,486,703	—	$—	$1,482,656,104
Net loss		(12,630,733)		(1,101,845)		(11,185)	(13,743,763)
Subscriptions	14,681.7260	66,954,876	6,921.5021	43,255,817	254.4114	254,411	110,465,104
Redemptions	(21,120.6248)	(96,190,782)	(14,713.4302)	(91,219,972)	—	—	(187,410,754)
Transfers	(858.1375)	(3,915,817)	278.4998	1,783,924	2,229.9294	2,131,893	—
Balance at September 30, 2012	185,343.3788	$826,386,945	91,796.4607	$563,204,627	2,484.3408	$2,375,119	$1,391,966,691

Nine Months Ended September 30, 2011
Balance at December 31, 2010	172,138.6872	$858,255,331	81,701.8729	$543,372,363	—	$—	$1,401,627,694
Net loss		(50,602,156)		(25,260,312)		—	(75,862,468)
Subscriptions	35,518.5407	172,067,918	20,189.4883	131,392,413	—	—	303,460,331
Redemptions	(9,841.2706)	(47,335,150)	(5,239.9664)	(33,886,649)	—	—	(81,221,799)
Transfers	(1,187.2726)	(5,722,527)	883.9986	5,722,527	—	—	—
Balance at September 30, 2011	196,628.6847	$926,663,416	97,535.3934	$621,340,342	—	$—	$1,548,003,758

Net Asset Value per Unit

	Class A	Class B	Class I

September 30, 2012	$4,458.68	$6,135.36	$956.04
December 31, 2011	4,527.45	6,147.29	—
September 30, 2011	4,712.76	6,370.41	—
December 31, 2010	4,985.84	6,650.67	—

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

The three classes of Units in the Fund differ only in the fees applicable to each class. Class A Units are subject to a 2% per annum selling agent fee and class B Units are subject to a 0.2% per annum broker dealer servicing fee. Class I Units are subject to higher minimum investments requirements and lower General Partner Management Fees (0.75% per annum instead of 1.50% per annum) as well as a General Partner performance fee (7.5% of new profits, described more fully in Footnote 4).

During 2011, the Fund made investments totaling $90 million in the Steben Institutional Fund LLC (“SIF”), whose manager is the General Partner. Presently, the Fund is the only member in SIF. Similar to the Fund, SIF uses professional commodity trading advisors to engage in the speculative trading of futures and forward currency contracts traded in the U.S. and internationally. SIF trades within six major market sectors: agricultural commodities, currencies, energy, equity indices, interest rate instruments and metals. SIF commenced trading on March 1, 2011. SIF incurs trading advisor management and incentive fees, as well as reimburses its manager for operating expenses incurred on its behalf. During 2012, the General Partner began liquidating SIF. All of the assets of SIF were transferred to the Fund by October 31, 2012.

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

Level 2 –    Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach. Financial instruments utilizing Level 2 inputs include forward currency contracts, commercial paper, corporate notes, certificates of deposit and U.S. government sponsored enterprise notes.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the periods ended September 30, 2012 and December 31, 2011, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through September 30, 2012. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2009.

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

2.          Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At September 30, 2012
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized loss on open futures contracts*	$(1,200,118)	$—	$(1,200,118)
Net unrealized gain on open forward currency contracts*	—	792,811	792,811
Cash and cash equivalents:
Money market fund	3,201,458	—	3,201,458
Investments in securities:
U.S. Treasury securities*	73,813,839	—	73,813,839
U.S. government sponsored enterprise notes*	—	34,774,376	34,774,376
Commercial paper*	—	114,634,482	114,634,482
Corporate notes*	—	596,955,672	596,955,672
Certificates of deposit*	—	92,942,090	92,942,090
Total	$75,815,179	$840,099,431	$915,914,610

*See the consolidated condensed schedule of investments for further description.

At December 31, 2011
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$38,413,627	$—	$38,413,627
Net unrealized gain on open forward currency contracts*	—	271,390	271,390
Cash and cash equivalents:
Money market fund	5,760,099	—	5,760,099
Investments in securities:
U.S. Treasury securities*	78,149,854	—	78,149,854
U.S. government sponsored enterprise notes*	—	85,904,711	85,904,711
Foreign government sponsored enterprise notes*	—	7,097,950	7,097,950
Commercial paper*	—	153,224,850	153,224,850
Corporate notes*	—	672,458,450	672,458,450
Certificates of deposit*	—	94,924,443	94,924,443
Total	$122,323,580	$1,013,881,794	$1,136,205,374

*See the consolidated condensed schedule of investments for further description.

There were no Level 3 holdings at September 30, 2012 or December 31, 2011, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At September 30, 2012, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

September 30, 2012	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$3,298,855	$(6,365,572)	$(3,066,717)
Currencies	3,071,507	(3,789,098)	(717,591)
Energy	5,644,698	(5,423,475)	221,223
Equity indices	2,460,179	(20,615,582)	(18,155,403)
Interest rate instruments	26,603,508	(3,645,842)	22,957,666
Metals	24,470,289	(26,540,099)	(2,069,810)
Single stock futures	28,985	(398,471)	(369,486)
Net unrealized gain (loss) on open futures contracts	$65,578,021	$(66,778,139)	$(1,200,118)

Net unrealized gain on open forward currency contracts	$4,888,508	$(4,095,697)	$792,811

At September 30, 2012, there were 125,472 open futures contracts and 2,179 open forward currency contracts.

For the three and nine months ended September 30, 2012, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
Types of Exposure	Net realized gain	Net change in unrealized gain (loss)	Net realized gain	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$5,391,845	$(2,120,838)	$(4,219,410)	$(1,100,268)
Currencies	(4,576,353)	1,192,416	(9,843,927)	(10,539,175)
Energy	(19,599,464)	7,040,125	(6,384,457)	(7,186,433)
Equity indices	44,379,354	(22,760,195)	44,790,826	(20,458,912)
Interest rate instruments	1,682,102	14,476,681	85,661,046	161,191
Metals	(6,401,025)	(1,374,941)	(19,215,555)	(100,952)
Single stock futures	2,115,953	(562,826)	3,098,911	(389,196)
Total futures contracts	22,992,412	(4,109,578)	93,887,434	(39,613,745)

Forward currency contracts	278,355	3,919,661	(15,000,764)	521,421

Total futures and forward currency contracts	$23,270,767	$(189,917)	$78,886,670	$(39,092,324)

For the three and nine months ended September 30, 2012, the number of futures contracts closed was 357,885 and 1,064,967, respectively, and the number of forward currency contracts closed was 10,445 and 31,196, respectively. At December 31, 2011, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

December 31, 2011	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$4,907,935	$(6,874,384)	$(1,966,449)
Currencies	11,500,940	(1,679,356)	9,821,584
Energy	9,356,447	(1,948,791)	7,407,656
Equity indices	4,557,650	(2,254,141)	2,303,509
Interest rate instruments	27,554,583	(4,758,108)	22,796,475
Metals	12,182,871	(14,151,729)	(1,968,858)
Single stock futures	55,232	(35,522)	19,710
Net unrealized gain (loss) on open futures contracts	$70,115,658	$(31,702,031)	$38,413,627

Net unrealized gain on open forward currency contracts	$5,681,721	$(5,410,331)	$271,390

At December 31, 2011, there were 92,423 open futures contracts and 1,716 open forward currency contracts.

For the three and nine months ended September 30, 2011, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
Types of Exposure	Net realized gain	Net change in unrealized gain (loss)	Net realized gain	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(22,824,221)	$5,355,174	$(35,445,341)	$(5,451,675)
Currencies	(20,848,643)	1,717,880	(23,147,219)	(15,117,635)
Energy	(30,431,271)	8,967,122	(28,172,942)	257,567
Equity indices	(26,823,772)	(3,429,061)	(70,395,016)	(2,131,000)
Interest rate instruments	143,785,277	6,617,039	165,722,951	8,094,015
Metals	122,357	20,820,607	5,753,319	(591,228)
Single stock futures	(41,191)	(185,622)	71,449	(193,438)
Total futures contracts	42,938,536	39,863,139	14,387,201	(15,133,394)

Forward currency contracts	(8,718,410)	646,274	6,977,577	(9,119,516)

Total futures and forward currency contracts	$34,220,126	$40,509,413	$21,364,778	$(24,252,910)

For the three and nine months ended September 30, 2011, the number of futures contracts closed was 266,962 and 854,994, respectively, and the number of forward currency contracts closed was 14,011 and 36,792, respectively.

4.          General Partner

At September 30, 2012 and December 31, 2011, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund. However, the beneficiary of the sole shareholder of the General Partner had the following investment:

	September 30, 2012	December 31, 2011
Class I Units
Number of units	254.4114
Value	$243,226
Class B Units
Number of units		39.6245
Value		$243,583

The General Partner earns the following compensation:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A and Class B Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A and Class B Units, payable in arrears. Prior to June 1, 2012, the general partner management fee was 1.75% per annum. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units calculated monthly. The general partner performance fee is payable quarterly in arrears.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Selling agent fees amounted to $4,302,121 and $4,663,155 for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, selling agent fees were $13,072,353 and $13,569,412, respectively. Such amounts are included in selling agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. Broker dealer servicing fees amounted to $293,417 and $308,843 for the three months ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, broker dealer servicing fees were $901,447 and $883,159, respectively. Such amounts are included in selling agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

▪	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the fund, payable in arrears to the General Partner. The General Partner, in turn, pays the administrative expenses of the Fund. Administrative expenses include accounting, audit, legal, salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund; such as, salaries and commissions of General Partner marketing personnel, administrative employee salaries and related costs.

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

To meet margin requirements, the Fund deposits funds with its futures brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At September 30, 2012 and December 31, 2011, the Fund had margin requirements of $243,955,040 and $175,593,513, respectively.

7.	Subscriptions, Distributions and Redemptions

Generally, investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000. Units are sold at the net asset value per unit as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At September 30, 2012 and December 31, 2011, the Fund received advance subscriptions of $11,016,014 and $15,876,320, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to month-end.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner. A limited partner may request and receive redemption of Class A, B or I Units owned at the end of any month, subject to five business days’ prior written notice to the General Partner, and in certain circumstances, restrictions in the Partnership Agreement.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at September 30, 2012.

		Gov't					% of
	U.S .	Sponsored					Partners'
	Treasury	Enterprise	Commercial		Certificates of		Capital (Net
Country or Region	Securities	Notes	Paper	Corporate Notes	Deposit	Total	Asset Value)
United States	$73,813,839	$34,774,376	$64,069,566	$447,808,146	$75,574,259	$696,040,186	50.02%
Canada	-	-	3,599,776	26,306,777	5,771,097	35,677,650	2.56%
Netherlands	-	-	-	33,687,582	-	33,687,582	2.42%
Australia	-	-	12,135,941	18,488,285	2,054,447	32,678,673	2.35%
Great Britain	-	-	11,486,512	18,373,493	-	29,860,005	2.15%
France	-	-	3,899,477	17,396,911	-	21,296,388	1.53%
Japan	-	-	2,549,605	5,998,796	9,542,287	18,090,688	1.30%
Netherland Antilles	-	-	-	10,055,141	-	10,055,141	0.72%
Singapore	-	-	8,844,919	-	-	8,844,919	0.64%
Germany	-	-	-	5,000,754	-	5,000,754	0.36%
Denmark	-	-	-	4,963,396	-	4,963,396	0.36%
Multinational	-	-	-	4,761,431	-	4,761,431	0.34%
South America multinational	-	-	4,248,722	-	-	4,248,722	0.31%
Switzerland	-	-	-	4,114,960	-	4,114,960	0.30%
Luxumberg	-	-	3,799,964	-	-	3,799,964	0.27%
Total	$73,813,839	$34,774,376	$114,634,482	$596,955,672	$92,942,090	$913,120,459	65.63%

The following table presents the exposure at December 31, 2011.

		Gov't					% of
	U.S .	Sponsored					Partners'
	Treasury	Enterprise	Commercial		Certificates		Capital (Net
Country or Region	Securities	Notes	Paper	Corporate Notes	of Deposit	Total	Asset Value)
United States	$78,149,854	$85,904,711	$98,768,308	$482,040,564	$52,532,831	$797,396,268	53.81%
Australia	-	-	10,947,333	43,034,651	-	53,981,984	3.64%
Great Britain	-	-	4,368,743	42,486,268	-	46,855,011	3.16%
Canada	-	-	3,999,878	20,717,866	16,234,290	40,952,034	2.76%
Netherlands	-	-	-	37,456,257	1,750,115	39,206,372	2.64%
France	-	1,005,116	3,999,767	21,599,835	6,592,215	33,196,933	2.24%
Japan	-	-	12,498,107	-	12,561,062	25,059,169	1.69%
Netherland Antilles	-	-	4,349,903	9,945,168	-	14,295,071	0.96%
Sweden	-	-	-	5,344,511	5,253,930	10,598,441	0.71%
Germany	-	-	-	4,998,167	-	4,998,167	0.34%
Denmark	-	-	-	4,835,163	-	4,835,163	0.33%
Singapore	-	-	4,295,759	-	-	4,295,759	0.29%
South America multi-national	-	-	3,748,485	-	-	3,748,485	0.25%
Europe multi-national	-	3,267,754	-	-	-	3,267,754	0.22%
Luxumberg	-	-	3,249,154	-	-	3,249,154	0.22%
Norway	-	-	2,999,413	-	-	2,999,413	0.20%
Africa multi-national	-	2,825,080	-	-	-	2,825,080	0.19%
Total	$78,149,854	$93,002,661	$153,224,850	$672,458,450	$94,924,443	$1,091,760,258	73.65%

9.	Indemnifications

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

The consolidated statements of financial condition, including the consolidated condensed schedule of investments, at September 30, 2012, the consolidated statements of operations for the three and nine months ended September 30, 2012 and 2011, the consolidated statements of cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2012 and 2011, and the accompanying notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such consolidated financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at September 30, 2012, results of operations for the three and nine months ended September 30, 2012 and 2011, cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2012 and 2011. The results of operations for the three and nine months ended September 30, 2012 and 2011 are not necessarily indicative of the results to be expected for the full year or any other period. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other financial ratios for the three and nine months ended September 30, 2012 and 2011, assuming the unit was outstanding throughout the entire period:

	Three Months Ended September 30,
	2012			2011
	Class A	Class B	Class I	Class A	Class B	Class I
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$4,442.34	$6,085.67	$947.80	$4,590.75	$6,178.02	$—
Gain from operations
Gain from trading(1)	68.59	93.10	10.20	229.17	308.50	—
Net investment loss(1)	(52.25)	(43.41)	(1.96)	(107.16)	(116.11)	—
Total gain from operations	16.34	49.69	8.24	122.01	192.39	—

Net asset value per Unit at end of period	$4,458.68	$6,135.36	$956.04	$4,712.76	$6,370.41	$—

Total return (4)	0.37%	0.82%	0.87%	2.66%	3.11%	—

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees and General Partner 1% allocation (2) (3)	5.65%	3.81%	1.14%	6.04%	4.20%	—
Trading Advisor incentive fees (4)	0.01%	0.01%	0.00%	0.42%	0.42%	—
General Partner 1% allocation (4)	0.00%	0.01%	0.00%	0.03%	0.03%	—
Total expenses	5.66%	3.83%	1.14%	6.49%	4.65%	—

Net investment loss (2) (3) (5)	(4.55)%	(2.71)%	(0.79)%	(7.32)%	(5.52)%	—

	Nine Months Ended September 30,
	2012			2011
	Class A	Class B	Class I†	Class A	Class B	Class I
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$4,527.45	$6,147.29	$1,000.00	$4,985.84	$6,650.67	$—
Loss from operations
Gain (loss) from trading(1)	112.01	150.67	(41.25)	(20.56)	(27.97)	—
Net investment loss(1)	(180.78)	(162.60)	(2.71)	(252.52)	(252.29)	—
Total loss from operations	(68.77)	(11.93)	(43.96)	(273.08)	(280.26)	—

Net asset value per Unit at end of period	$4,458.68	$6,315.36	$956.04	$4,712.76	$6,370.41	$—

Total return (4)	(1.52)%	(0.19)%	(4.40)%	(5.48)%	(4.21)%	—

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees and General Partner 1% allocation (2) (3)	5.78%	3.96%	1.07%	5.89%	4.06%	—
Trading Advisor incentive fees (4)	0.64%	0.64%	0.00%	0.67%	0.68%	—
General Partner 1% allocation (4)	(0.01)%	0.00%	(0.02)%	(0.06)%	(0.04)%	—
Total expenses	6.41%	4.60%	1.05%	6.50%	4.70%	—

Net investment loss (2) (3) (5)	(4.47)%	(2.64)%	(0.73)%	(6.15)%	(4.33)%	—

Total returns are calculated based on the change in value of a Unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

† Class I units were introduced on June 1, 2012, therefore the performance for Class I units is for the four month period ended September 30, 2012.

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

Fund Investment

During 2012, the Fund began liquidating its investment in Steben Institutional Fund LLC (“SIF”), whose manager is the General Partner.  SIF received its initial funding from the Fund in March 2011, and the Fund made investments totaling $90 million in that year. During 2011 and 2012, the Fund was the only member in SIF.  Similar to the Fund, SIF uses professional commodity trading advisors to engage in the speculative trading of futures and forward currency contracts traded in the U.S. and internationally.  SIF trades within six major market sectors:  agricultural commodities, currencies, energy, equity indices, interest rate instruments and metals.  SIF incurs trading advisor management and incentive fees, as well as reimburses its manager for operating expenses incurred on its behalf. All of the assets of SIF were transferred to the Fund by October 31, 2012.

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

Results of Operations

The returns for Class A and B Units for the nine months ended September 30, 2012 and 2011 were as follows:

Class of Units	2012	2011
Class A	(1.52)%	(5.48)%
Class B	(0.19)%	(4.21)%

The return for Class I Units for the four months ended September 30, 2012 (inception to date) was (4.40)%. Past performance is not necessarily indicative of future results. Further analysis of the trading gains and losses is provided below.

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

April

April saw a reversal of the positive equity market sentiment that characterized much of the first quarter of 2012, with renewed worries over global growth and the European debt crisis. Both the U.S. and China reported slowing GDP growth for Q1. Meanwhile in Europe, the UK and Spain posted a second consecutive quarter of negative growth and thus joined Italy, Ireland, Portugal and Greece in falling into a double dip recession. The possibility of a Spanish default became the latest focus for sovereign bond investors, as the effectiveness of its fiscal austerity program came into doubt, with the unemployment rate rising to 24%.

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

June’s market reversals caused the Fund to give back profits made from trends over the prior two months. In the interest rates sector, the Fund’s long positions caused losses, particularly in the German Bund which saw its largest monthly decline since 1994. In currencies, the Fund’s short euro exposure detracted from performance, as the currency rallied on the positive news out of Europe. Meanwhile, trading in the physical commodities was unprofitable, as sharp reversals in energy and corn prices went against the Fund’s short positions. The Fund generated a positive return in equity indices through long positions in U.S. stock markets. Overall, the Fund finished the month with a loss, with Class A, B and I Units down 5.35%, 5.22% and 5.22%, respectively.

July

The Fund delivered strong returns in July, as more signs emerged of a faltering global economic recovery. U.S. labor market data continued to disappoint and Chinese growth weakened. Europe, however, remained the primary focus of investors. Spain’s credit conditions deteriorated, as the 10-year sovereign bond yield spiked as high as 7.75% during the month, its highest level since the inception of the euro. The European Central Bank (ECB) cut interest rates, but this did little to reverse the depreciation of the euro. The tide of negative sentiment was stanched only later in the month, when the ECB President vowed to use all necessary means to save the currency union.

The largest contribution to the Fund came from the fixed income sector, where long positions profited from the ECB rate cut as well as market speculation of additional future central bank easing in Europe and the U.S. The Fund also made solid gains in currencies through its short euro exposure. Lastly, in the agricultural sector, the Fund profited from a surge in grain prices, as hot, dry weather in the U.S. damaged crop yields. Class A, B and I Units finished the month up 4.86%, 5.02% and 4.78%, respectively.

August

In August, investor sentiment towards the future of the Eurozone turned from pessimistic to mildly optimistic. U.S. economic reports, including non-farm payroll data, also came in better than expected. These factors extended the rally in global equities, caused a rebound in the euro and prompted an initial sell-off in safe haven U.S. and German government bonds. As the month progressed, speculation mounted that global central banks would engage in further quantitative easing, which caused bonds to recover from their earlier declines. Rising tensions between Iran and Israel caused crude oil prices to climb, while the U.S. experienced its most widespread drought since 1956, leading to higher grain prices.

During the month, the Fund gave back some of the profits it made in July. The Fund’s short positions in the euro and long positions in the Australian dollar suffered on market reversals. Long bond exposures were also a negative contributor in the first half of the month. The Fund did see gains in long equity and long oil positions. However, the Fund finished the month with a net loss, with Class A, B and I Units down 1.68%, 1.53% and 1.39%, respectively.

September

September saw an increase in the scale of global central bank intervention in an attempt to prevent further deterioration of economic growth. The European Central Bank announced a plan to buy unlimited amounts of government bonds of distressed countries such as Spain, in exchange for their accepting austerity reforms. Meanwhile in the U.S., the Fed announced “QE3”, a third round of quantitative easing, involving the purchase of $40 billion of agency-backed mortgages each month for an indefinite period of time. In response, equities rallied worldwide, as did the euro, gold and industrial metals. There was a corresponding sell-off in perceived safe haven assets such as U.S. bonds and the U.S. dollar.

The Fund entered the month with balanced exposure between long equity and long bond positions. The Fund’s gains from the ensuing stock rally offset losses from the decline in bond prices for a flat net impact across these two sectors. However, the Fund did experience losses in other sectors that were unrelated to macroeconomic policy moves. In the agricultural markets, grain prices corrected after their recent run-up, hurting the Fund’s long positions, after reports that the U.S. drought had not damaged crop yields as much as expected. In energy, natural gas prices climbed with the start of cooler temperatures, causing losses for the Fund’s short positions. Overall, the Fund finished the month with a loss, with Class A, B and I units down 2.65%, 2.51% and 2.37%, respectively.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund's open positions by market sector at September 30, 2012 and December 31, 2011. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	September 30, 2012		December 31, 2011
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$16,377,144	1.18%	$14,326,308	0.97%
Currencies	59,318,633	4.26	39,181,399	2.64
Energy	11,483,002	0.82	16,421,733	1.11
Equity indices	83,148,974	5.97	29,852,293	2.01
Interest rate instruments	62,597,120	4.50	67,417,861	4.55
Metals	26,063,761	1.87	22,681,640	1.53
Single stock futures	4,123,437	0.30	1,582,289	0.11
Total	$263,112,071	18.90%	$191,463,523	12.92%

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

The following were the primary trading risk exposures of the Fund as of September 30, 2012, by market sector.

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

The following were the only non-trading risk exposures of the Fund as of September 30, 2012.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at September 30, 2012 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None

Item 1A. Risk Factors.

There have been no material changes from risk factors disclosed in the Fund’s Form 10-K for year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the nine months ended September 30, 2012. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the third quarter of 2012 were as follows:

	July	August	September	Total
A Units
Units redeemed	1,894.1225	2,099.0513	2,305.1739	6,298.3477
Average net asset value per Unit	$4,658.31	$4,580.11	$4,458.68	$4,559.18

B Units
Units redeemed	836.2521	1,296.4226	1,326.9845	3,459.6592
Average net asset value per Unit	$6,391.04	$6,293.08	$6,135.36	$6,256.26

There were no redemptions of Class I Units during the third quarter of 2012.

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

Dated: November 14, 2012		Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)

