Form 10-K
period 2012-12-31
FUTURES PORTFOLIO FUND L.P.
filed 2013-03-28
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

The Fund’s fiscal year ends each December 31, and the Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Third Amended and Restated Limited Partnership Agreement (“Partnership Agreement”). At December 31, 2012, the aggregate capitalization of the Fund was $1,263,878,940, consisting of Class A interest of $753,610,488, Class B interest of $508,000,871 and Class I interest of $2,267,581. The net asset value per limited partner interests (“Units”) of the Class A Units was $4,228.83, Class B Units was $5,845.11 and Class I units was $912.75 at December 31, 2012.

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

During 2011, the Fund made investments totaling $90 million in the Steben Institutional Fund LLC (“SIF”), whose manager was the General Partner. The Fund was the only member in SIF. Similar to the Fund, SIF used professional commodity trading advisors to engage in the speculative trading of futures and forward currency contracts traded in the U.S. and internationally. SIF traded within six major market sectors: agricultural commodities, currencies, energy, equity indices, interest rate instruments and metals. SIF commenced trading on March 1, 2011. SIF incurred trading advisor management and incentive fees, as well as reimbursed its manager for operating expenses incurred on its behalf. During 2012, the General Partner liquidated SIF and all of the assets of SIF were transferred to the Fund by October 31, 2012.

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

Trading Advisors

As of March 1, 2013, the Trading Advisors of the Fund and the allocation of the Fund’s trading level are reflected as follows:

% of Total Allocations
Altis Partners (Jersey), Ltd	2%
Aspect Capital, Ltd	7%
Beam, LLC	4%
BlueCrest Capital Management LLP	23%
Estlander & Partners Ltd.	6%
Lynx Asset Management	6%
PGR Capital LLP	2%
Quantitative Investment Management, LLC	15%
Transtrend BV	14%
Winton Capital Management, Ltd.	21%

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

Selling Agents

The General Partner acts as a selling agent for the Fund. The General Partner has and intends to continue to appoint certain other broker-dealers registered under the Securities Exchange Act of 1934, as amended (“1934 Act”), and members of FINRA, to act as additional selling agents with respect to Class A and B Units. Selling agents are selected to assist in the making of offers and sales of Class A and B Units. Including the General Partner, the Fund currently has approximately 100 selling agents. The selling agents are not required to purchase any Class A, B or I Units, or sell any specific number or dollar amount of Class A, B and I Units, instead use their best efforts to sell such Units. Where the General Partner acts as the selling agent it retains the selling agent fees.

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

Brokerage Commissions and Expenses

The Fund incurs brokerage commissions and expenses on U.S. futures exchanges at the approximate rate of $1.03 to $24.61, with an average of $3.78 per “round-turn” futures transaction (includes NFA, execution, clearing and exchange fees). Brokerage commissions and expenses may be higher for trades executed on certain foreign exchanges.

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

General Partner Performance Fee	The Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units calculated monthly. The general partner performance fee is payable quarterly in arrears.
General Partner 1 percent allocation	The General Partner receives an annual allocation of 1% of any increase (or decrease) in the Fund’s net asset value, without regard to subscriptions and redemptions.

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

Charges	Amount

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

Investment in Other Investment Pools

During 2011 and through October 2012, the Fund had an investment in Steben Institutional Fund LLC (SIF). SIF incurred trading advisor management and incentive fees, cash manager fees, as well as reimbursed its manager for operating expenses incurred on its behalf. Although it does not do so currently, the Fund may invest in other pools. The Fund expects to be liable to those pools (e.g., limited partners), only for the amount of its investment plus any undistributed profits. However, there can be no assurance in this regard, and the Fund might invest as a general partner if the situation warranted, and thus be liable for additional amounts.

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

None.

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

Market Information

No class of Units of the Fund is publicly traded. Class A, B and I Units may be transferred or redeemed subject to the conditions imposed by the Partnership Agreement.

Class A, B and I Units are being offered continuously by selling agents on a best-efforts basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the first business day of each month. The minimum investment for Class A and B Units is $10,000, and for Class I Units it is $2,000,000.

Holders

As of February 28, 2013, there were 11,204, 6,667 and 4 holders of Class A, B and I Units of the Fund, respectively.

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the year ended December 31, 2012.

The proceeds of the sale of registered securities are deposited in the Fund’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with the Fund’s trading policies and the Trading Advisors’ trading programs.

Issuer Purchases of Equity Securities.

Class A, B and I Units are eligible for redemption on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. Redemptions may be made by a limited partner as of the last business day of any month at the net asset value on such redemption date of the redeemed Units (or portion thereof) on that date, on five business days’ prior written notice to the General Partner. Partial redemptions must be for at least $1,000, unless such requirement is waived by the General Partner. In addition, if making a partial redemption, the limited partner must maintain at least $10,000 or his original investment amount, whichever is less, in the Fund unless such requirement is waived by the General Partner.

Redemptions of Class A, B and I Units during the fourth quarter 2012 were as follows:

	October	November	December	Total
Class A Units
Units redeemed	2,617.8348	4,354.8770	4,514.8486	11,487.5604
Average net asset value per unit	$4,216.96	$4,184.05	$4,228.83	$4,209.15

Class B Units
Units redeemed	1,559.2465	2,121.5807	3,774.9584	7,455.7856
Average net asset value per unit	$5,811.39	$5,774.62	$5,845.11	$5,818.00

Class I Units
Units redeemed	—	—	—	—
Average net asset value per unit	$906.82	$901.85	$912.75	$—

Item 6.	Selected Financial Data

The following selected consolidated financial data of the Fund as of and for the years ended December 31, 2012, 2011, 2010, 2009 and 2008 is derived from the consolidated financial statements that have been audited by McGladrey LLP (formerly known as McGladrey & Pullen, LLP), the Fund’s independent registered public accountant. This financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with the Fund’s consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
Income Statement Items
Net gain (loss) from trading	$(20,344,441)	$(46,536,177)	$182,134,426	$(1,321,770)	$261,554,585
Interest income and net gain (loss) from trading of investments in securities and certificates of deposit	15,554,487	(2,821,909)	3,119,900	4,484,279	19,068,236
Net total expenses	(79,113,002)	(84,954,757)	(84,518,180)	(66,508,237)	(94,568,427)
Net income (loss)	$(83,902,956)	$(134,312,843)	$100,736,146	$(63,345,728)	$186,054,394

Balance Sheet Items
Total assets	$1,320,258,204	$1,527,648,938	$1,457,657,150	$1,109,264,003	$899,233,549
Total partners’ capital (net asset value)	$1,263,878,940	$1,482,656,104	$1,401,627,694	$1,057,734,905	$832,985,264

Class A Units
Net asset value per unit	$4,228.83	$4,527.45	$4,985.84	$4,668.87	$5,018.96
Increase (decrease) in net asset value per unit	$(298.62)	$(458.39)	$316.97	$(350.09)	$1,151.31
Total return	(6.60)%	(9.19)%	6.79%	(6.98)%	29.77%

Class B Units
Net asset value per unit	$5,845.11	$6,147.29	$6,650.67	$6,118.04	$6,460.05
Increase (decrease) in net asset value per unit	$(302.18)	$(503.38)	$532.63	$(342.01)	$1,568.94
Total return	(4.92)%	(7.57)%	8.71%	(5.29)%	32.08%

Class I Units
Net asset value per unit	$912.75	$—	$—	$—	$—
Increase (decrease) in net asset value per unit	$(87.25)	$—	$—	$—	$—
Total return	(8.73)%	—%	—%	—%	—%

Results from past periods are not necessarily indicative of results that may be expected for any future period.

The following supplementary summarized quarterly data are presented for the three-months ended March 31, June 30, September 30 and December 31, 2012 and 2011.

	March 31, 2012			March 31, 2011
	Class A	Class B	Class I	Class A	Class B	Class I
Net income (loss)	$(13,722,214)	$(6,839,078)	$—	$(18,400,103)	$(9,333,572)	$—
Increase (decrease) in net asset value per unit	(70.97)	(69.25)	—	(102.88)	(108.24)	—
Net asset value per unit	4,456.48	6,078.04	—	4,882.96	6,542.43	—
Ending net asset value	848,421,814	588,711,138	—	872,614,597	564,946,618	—

	June 30, 2012			June 30, 2011
	Class A	Class B	Class I	Class A	Class B	Class I
Net income (loss)	$(2,094,100)	$1,132,270	$(13,281)	$(55,753,170)	$(34,122,905)	$—
Increase (decrease) in net asset value per unit	(14.14)	7.63	(52.20)	(292.21)	(364.41)	—
Net asset value per unit	4,442.34	6,085.67	947.80	4,590.75	6,178.02	—
Ending net asset value	833,249,714	566,865,241	241,131	871,728,629	571,502,385	—

	September 30, 2012			September 30, 2011
	Class A	Class B	Class I	Class A	Class B	Class I
Net income (loss)	$3,185,581	$4,604,963	$2,096	$23,551,117	$18,196,165	$—
Increase (decrease) in net asset value per unit	16.34	49.69	8.24	122.01	192.39	—
Net asset value per unit	4,458.68	6,135.36	956.04	4,712.76	6,370.41	—
Ending net asset value	826,386,945	563,204,627	2,375,119	926,663,416	621,340,342	—

	December 31, 2012			December 31, 2011
	Class A	Class B	Class I	Class A	Class B	Class I
Net income (loss)	$(43,102,668)	$(26,948,987)	$(107,538)	$(36,771,373)	$(21,679,002)	$—
Increase (decrease) in net asset value per unit	(229.85)	(290.25)	(43.29)	(185.31)	(223.12)	—
Net asset value per unit	4,228.83	5,845.11	912.75	4,527.45	6,147.29	—
Ending net asset value	753,610,488	508,000,871	2,267,581	872,169,401	610,486,703	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Prior to April 1, 2011, the Fund used UBS Financial Services, Inc. and Bank of America Merrill Lynch as its cash management securities brokers.

Liquidity

At December 31, 2012, there are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

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

Results of Operations

The returns for each Class of Units for the years ended December 31, 2012, 2011, and 2010 were:

Class of Units	2012	2011	2010
Class A	(6.60)%	(9.19)%	6.79%
Class B	(4.92)%	(7.57)%	8.71%
Class I	(8.73)%	—%	—%

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

October

October was characterized by trend reversals across a broad range of sectors. Weaker than expected corporate earnings prompted a selloff in U.S. equity markets, as well as in global risk assets such as oil, industrial metals, and commodity-related currencies. In spite of this, safe haven assets such as bonds and gold did not rally and in fact declined, as investors pared back previous expectations over the scope and duration of quantitative easing by central banks.

Given the breadth of market reversals, October proved to be a difficult month for trend-following programs across the entire managed futures industry. The Fund was no exception and experienced losses that were spread across all sectors in the portfolio. The largest declines came from the Fund’s long bond positions both in the U.S. and Europe. Other major markets that detracted from performance included U.S. equities, gasoline and gold. On the positive side, the Fund reversed its net long position in crude oil in time to profit from the decline in that market. The Fund also made gains on long exposure to non-U.S. stock markets. Overall, the Fund finished the month with a loss, with Class A, B and I units down 5.42%, 5.28% and 5.15%, respectively.

November

As the U.S. election maintained the status quo in Washington, investor attention turned to the ability of a divided government to deal with the looming “fiscal cliff”. The year-end expiration of key tax cuts and automatic reduction in government expenditures, if unaddressed, could potentially cause a recession in 2013, according to the Congressional Budget Office. Global equities sold off over the first half of November as a result. However, sentiment recovered and stocks rebounded in the latter part of the month, as reports indicated some willingness on the part of Democrats and Republicans to compromise in budget talks.

In November, the Fund made gains in long positions in the fixed income sector as global bonds rallied on continued easy central bank monetary policy. The currency sector made a small profit from short positions in the Japanese yen, which depreciated on speculation of more aggressive money printing with a potential Liberal Democratic Party victory in the country’s upcoming election. However, the Fund saw losses due to price reversals in physical commodities. Base metals and crude oil prices rebounded from their downward trend on stronger Chinese industrial production data, while grain prices declined from their recent highs on higher than expected supply. Equity markets also proved difficult to trade during the month, as an early sell-off reversed sharply mid-month with a return of investor risk appetite. Overall, the Fund finished the month with a loss, with Class A, B and I units down .78%, ..63% and .55%, respectively.

December

In December, U.S. “fiscal cliff” negotiations dominated news headlines. Investors rotated from bonds into stocks on speculation the two U.S. political parties would ultimately reach a compromise budget deal by the end of the year. Meanwhile, in Japan, the Liberal Democratic Party (LDP) returned to power, pledging to lift the country out of a deflationary spiral with an aggressive fiscal stimulus plan and by pressuring the Bank of Japan to further weaken the yen.

The Japanese election was the primary driver of the Fund’s performance for the month. The Fund profited from both a short position in the depreciating Japanese yen and a long position in the surging Nikkei stock index. Elsewhere, the Fund benefited from its long exposure to other global stock indices which rallied on optimism over U.S. budget talks, although these gains were partly offset by losses from the related decline in bond prices. The Fund saw small losses in physical commodities, as choppy conditions prevailed in a number of markets. Overall, the Fund finished the month with a positive return with Class A, B and I units up 1.07%, 1.22% and 1.21%, respectively.

19

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

2010

January

A Units of the Fund were down 4.56% for the month of January and B Units were down 4.42%. The Fund ended the month lower as losses from global equity indices, energy products, metals and currencies offset profits from interest rate instruments and agricultural commodities. The Fund’s most significant losses came from global equity indices. The sector reversed from an upward trend that began in March of 2010. The stock market experienced a sharp sell-off after investors reacted to the growing concern of weaker global economic growth and the decision by the U.S. government to limit speculative trading by banks. This price reversal went against the Fund’s long positions, which generated losses. China announced it was taking steps to limit bank lending in order to moderate its own growth. The news pushed commodity prices lower, especially in energy products and industrial metals. The lower prices went against the Fund’s long positions in those sectors. Interest rate instrument prices were higher this month, which helped recover some of the losses the sector generated in last month’s trading.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund's open positions by market sector at December 31, 2012 and 2011. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. At December 31, 2012 and 2011, the Fund's total capitalization was $1,263,878,940 and $1,482,656,104, respectively.

	December 31,
	2012		2011
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$15,121,060	1.19%	$14,326,308	0.97%
Currencies	80,209,588	6.35	39,181,399	2.64
Energy	11,375,877	0.90	16,421,733	1.11
Equity indices	81,635,067	6.46	29,852,293	2.01
Interest rate instruments	58,004,027	4.59	67,417,861	4.55
Metals	14,346,855	1.14	22,681,640	1.53
Single stock futures	4,786,136	0.38	1,582,289	0.11
Total	$265,478,610	21.01%	$191,463,523	12.92%

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

The following were the primary trading risk exposures of the Fund as of December 31, 2012 and 2011, by market sector.

Agricultural Commodities

The Fund’s primary agricultural exposure is due to price movements in agricultural commodities, which are often directly affected by severe or unexpected weather conditions as well as other factors that affect inventory levels or supply and demand characteristics. The Fund's agricultural exposure is primarily to cotton, coffee, cocoa, rubber, corn, soybeans, sugar and wheat.

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

Energy

The Fund's primary energy market exposure is due to gas and oil price movements, often resulting from political developments, ongoing conflicts or production disruptions in the Middle East and other oil producing nations as well as other factors that can influence supply and demand. Crude oil, heating oil, unleaded gas and natural gas are the dominant energy market exposures of the Fund. Oil and gas prices can be volatile and substantial profits and losses have been and are expected to continue to be experienced in this market.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the significant non-trading risk exposures of the Fund as of December 31, 2012 and 2011.

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

Evaluation of Disclosure Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at December 31, 2012 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2012, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2012, the Fund’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Fund itself has no directors or officers and has no employees. It is managed by the General Partner in its capacity as General Partner. The Kenneth E. Steben Revocable Trust, dated January 29, 2008, (“Trust”) is the sole shareholder of the General Partner and Mr. Kenneth E. Steben is the sole trustee and beneficiary of the Trust. The directors and executive officers of the General Partner are Kenneth E. Steben, Michael D. Bulley, Neil D. Menard, Carl A. Serger and Francine Rosenberger. Their respective biographies are set forth below.

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

Carl A. Serger is Chief Financial Officer and a Director. Mr. Serger joined the General Partner in December of 2009 and has been listed as a CFTC Principal of the General Partner since February 2, 2010. Mr. Serger, born in March 1960, graduated cum laude from Old Dominion University with a BS in Business Administration and has a Technology Management Certification from the California Institute of Technology. Prior to joining the General Partner, Mr. Serger was the CFO and Senior Vice President of Operations of Peracon, Inc., a software platform for institutional commercial real estate transactions from November 2007 through November 2009. From July 2007 to November 2007, he acted as an independent consultant to start-up companies in the financial services and technology industries. From January 2007 to July 2007, Mr. Serger was the CFO, Senior Vice President and Treasurer of Ebix, Inc., an international software company serving the financial services and insurance industries. From October 2006 through December 2006, he was President of Finetre Corporation, a division of Ebix, Inc. From December 1999 until its October 2006 acquisition by Ebix, Inc., Mr. Serger was the CFO, Senior Vice President and Treasurer of Finetre Corporation, a financial technology platform company providing services to major brokerage firms, banks and insurance companies. Mr. Serger holds a Series 28 FINRA license.

Francine Rosenberger is General Counsel. Ms. Rosenberger, born in October 1967, earned her Bachelor of Arts from Juniata College in 1989, and graduated magna cum laude, with a J.D., from The Columbus School of Law at Catholic University in 1995. Prior to joining the General Partner, Ms. Rosenberger was in the Investment Management practice at the law firm of K&L Gates from September 1995 until January 2013. At K&L Gates, Ms. Rosenberger specialized in the formation, structuring and operation of investment companies, ETFs, and commodity pools. She has been pending as a CFTC listed Principal of the General Partner since January 31, 2013.

Kenneth E. Steben Revocable Trust, dated January 29, 2008, has been a CFTC listed Principal of the General Partner since March 10, 2008. The Trust is the sole shareholder of the General Partner. Kenneth E. Steben is the sole beneficiary of the Trust and serves as its sole trustee. A biography of Mr. Steben is set forth above.

Since February 29, 2004, Steben & Company, Inc. has acted as general partner to another Maryland limited partnership, Sage Fund Limited Partnership, an SEC registrant under the 1934 Act whose shares are privately offered. Since March 27, 2007, Steben & Company, Inc. has acted as general partner of a Delaware limited partnership, Seneca Global Fund, L.P., whose units of limited partner interests are registered with the SEC pursuant to a public offering. Since March 1, 2011, Steben & Company, Inc. has acted as a manager of a Delaware limited liability company, Steben Institutional Fund LLC (“SIF”). During 2012, the General Partner liquidated SIF and all of the assets of SIF were transferred to the Fund by October 2012. Because Steben & Company, Inc. serves as the sole general partner or manager of these funds, the officers and directors of Steben & Company, Inc. effectively manage the respective funds.

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

Section 16 (A) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires that reports of beneficial ownership of limited partner interests and changes in such ownership be filed with the SEC by Section 16 “reporting persons.” The Fund is required to disclose in this annual report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16(a) on a timely basis during the year ended December 31, 2012. During the year ended December 31, 2012, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

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

As compensation for its services in managing the Fund, the General Partner earns the following compensation:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A and Class B Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A and Class B Units, payable in arrears. Prior to June 1, 2012, the general partner management fee was 1.75% per annum. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears. During 2012, 2011 and 2010, the General Partner earned $23,059,894, $26,123,720 and $23,477,737, respectively, in General Partner management fees.

▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units calculated monthly. The general partner performance fee is payable quarterly in arrears. During 2012, 2011 and 2010, the General Partner earned $3,161, $0 and $0, respectively, in General Partner performance fees.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units and such amounts are included in Selling Agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fee are retained by the General Partner.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units and such amounts are included in Selling Agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fee are retained by the General Partner. During 2012, 2011 and 2010, the General Partner earned $18,152,168, $19,182,712 and $16,206,868, respectively, in Selling Agent and Broker Dealer Servicing Fees.

Additionally, each year the General Partner receives from the Fund 1% of any net income earned by the Fund or pays to the Fund 1% of any net loss incurred by the Fund. For the years ended December 31, 2012 and 2011, the General Partner paid the Fund $847,505 and $1,356,695, respectively, for the General Partner 1% allocation. For the year ended December 31, 2010, the General Partner received from the Fund $1,017,537 for the General Partner 1% allocation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Fund has no officers or directors as its affairs are managed by the General Partner. Set forth in the table below is information regarding the beneficial ownership of the officers and directors of the Fund’s General Partner at February 28, 2013. There are no securities authorized for issuance under an equity compensation plan.

At February 28, 2013, no person or group is known to have been the beneficial owner of more than 5% of the Units.

At February 28, 2013, the General Partner did not own any Units. At February 28, 2013, the directors, executive officers and principals of the General Partner beneficially owned interests in the Fund as follows:

Name	Class of Units Owned	Number of Units Owned	Value of Units	Percentage of the Fund
Kenneth E. Steben	I	254.4114	$234,641	0.02%
Carl A. Serger	B	16.1415	95,350	0.01%
Michael D. Bulley	B	15.9425	94,174	0.01%
Neil D. Menard	B	4.3721	25,826	0.00%
Total directors and executive officers of the General Partner as a group		290.8675	$449,991	0.04%

The address of each director and officer is c/o Steben & Company, Inc., 2099 Gaither Road Suite 200, Rockville, Maryland 20850.

There has been no change in control of the Fund.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See “Item 1. Business” for a description of the relationships between the General Partner, the Fund, the Trading Advisor, the futures brokers and the Cash Managers. See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 14.	Principal Accountant Fees and Services

The following table sets forth the fees billed to the Fund for professional audit services provided by McGladrey LLP (formerly known as McGladrey & Pullen, LLP), the Fund’s independent registered public accountant, for the audits of the Fund’s annual consolidated financial statements for the years ended December 31, 2012 and 2011, and fees billed for other professional services rendered by McGladrey LLP and RSM McGladrey, Inc. (formerly an associated entity that McGladrey LLP acquired on December 1, 2011) (collectively, “McGladrey”) during those years.

Fee Category	2012	2011
Audit fees(1)	$185,000	$185,000
Audit-related fees	—	—
Tax fees(2)	41,000	41,000
All other fees	—	—
Total fees	$226,000	$226,000

(1)	Audit fees consist of fees for professional services rendered for the audit of the Fund’s consolidated financial statements and review of consolidated financial statements included in the Fund’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.
(2)	Tax fees consist of fees for the preparation of original tax returns.

The General Partner’s Board of Directors pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms. The General Partner’s Board of Directors approved all the services provided by McGladrey during 2012 and 2011 to the Fund described above. The General Partner’s Board of Directors has determined that the payments made to McGladrey for these services during 2012 and 2011 are compatible with maintaining that firm’s independence.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Consolidated Financial Statements

Futures Portfolio Fund, Limited Partnership

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2012 and 2011

Consolidated Condensed Schedule of Investments as of December 31, 2012

Consolidated Condensed Schedule of Investments as of December 31, 2011

Consolidated Statements of Operations for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2012, 2011 and 2010

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

Name	Title	Date

/s/ Kenneth E. Steben	President, Chief Executive Officer and
Kenneth E. Steben	Director of the General Partner	March 28, 2013

/s/ Carl A. Serger	Chief Financial Officer and Director of the
Carl A. Serger	General Partner	March 28, 2013
Senior Vice President, Research & Risk
/s/ Michael Bulley	Management and Director of the General
Michael D. Bulley	Partner	March 28, 2013

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 28, 2013	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director
of the General Partner

Report of Independent Registered Public Accounting Firm

To the Partners of

Futures Portfolio Fund, Limited Partnership

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedule of investments, of Futures Portfolio Fund, Limited Partnership and subsidiary (the “Fund”), as of December 31, 2012 and 2011, and the related consolidated statements of operations, cash flows, and changes in partners’ capital (net asset value) for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Futures Portfolio Fund, Limited Partnership and subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Chicago, Illinois

March 28, 2013

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Financial Condition

December 31, 2012 and 2011

	2012	2011
Assets
Equity in broker trading accounts
Cash	$509,692,323	$371,356,278
Net unrealized gain on open futures contracts	12,117,973	38,413,627
Net unrealized gain on open forward currency contracts	5,626,395	271,390
Total equity in broker trading accounts	527,436,691	410,041,295
Cash and cash equivalents	23,524,330	24,490,690
Investments in securities, at fair value	700,338,316	996,835,815
Certificates of deposit, at fair value	68,111,362	94,924,443
General Partner 1% allocation receivable	847,505	1,356,695
Total assets	$1,320,258,204	$1,527,648,938

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$2,067,535	$2,061,196
Commissions and other trading fees payable on open contracts	278,431	202,327
Cash Manager fees payable	307,443	364,930
General Partner management and performance fees payable	1,635,993	2,199,413
Selling Agent fees payable – General Partner	1,380,866	1,585,090
Administrative expenses payable – General Partner	490,790	576,321
Redemptions payable	41,157,564	22,127,237
Subscriptions received in advance	9,060,642	15,876,320
Total liabilities	56,379,264	44,992,834
Partners’ Capital (Net Asset Value)
Class A Interests – 178,207.9880 units and 192,640.4151 units outstanding at December 31, 2012 and 2011, respectively	753,610,488	872,169,401
Class B Interests – 86,910.3630 units and 99,309.8890 units outstanding at December 31, 2012 and 2011, respectively	508,000,871	610,486,703
Class I Interests – 2,484.3408 and 0 units outstanding at December 31, 2012 and 2011, respectively	2,267,581	—
Total partners' capital (net asset value)	1,263,878,940	1,482,656,104
Total liabilities and partners' capital (net asset value)	$1,320,258,204	$1,527,648,938

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2012

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$4,795,000	1/15/13	U.S. Treasury Notes	1.38%	$4,827,597	0.38%
500,000	3/31/13	U.S. Treasury Notes	2.50%	506,123	0.04%
4,000,000	4/30/13	U.S. Treasury Notes	3.13%	4,060,997	0.32%
7,350,000	5/31/13	U.S. Treasury Notes	3.50%	7,474,923	0.59%
8,850,000	6/15/13	U.S. Treasury Notes	1.13%	8,894,753	0.70%
3,500,000	6/30/13	U.S. Treasury Notes	3.38%	3,556,382	0.28%
9,000,000	7/15/13	U.S. Treasury Notes	1.00%	9,083,208	0.72%
4,500,000	7/31/13	U.S. Treasury Notes	3.38%	4,647,405	0.37%
7,500,000	8/15/13	U.S. Treasury Notes	0.75%	7,549,372	0.60%
12,020,000	8/31/13	U.S. Treasury Notes	0.13%	12,022,292	0.96%
8,000,000	9/30/13	U.S. Treasury Notes	0.13%	8,000,371	0.63%
3,200,000	10/31/13	U.S. Treasury Notes	2.75%	3,282,947	0.26%
5,000,000	11/15/13	U.S. Treasury Notes	0.50%	5,017,111	0.40%
8,250,000	11/30/13	U.S. Treasury Notes	0.25%	8,256,648	0.65%
8,000,000	12/15/13	U.S. Treasury Notes	0.75%	8,045,298	0.64%
4,000,000	2/28/14	U.S. Treasury Notes	1.88%	4,102,723	0.32%
5,850,000	3/31/14	U.S. Treasury Notes	1.75%	5,987,441	0.47%
Total U.S. Treasury securities (cost: $105,775,748)				105,315,591	8.33%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$1,160,000	5/28/13	Federal Farm Credit Bank	0.20%	1,160,162	0.09%
3,250,000	1/16/13	Federal Home Loan Bank	1.50%	3,274,086	0.26%
2,300,000	1/29/13	Federal Home Loan Bank	0.38%	2,304,081	0.18%
3,000,000	3/27/13	Federal Home Loan Bank	1.00%	3,014,061	0.24%
6,700,000	1/9/13	Federal Home Loan Mortgage Corp.	1.38%	6,745,650	0.54%
250,000	8/9/13	Federal National Mortgage Assoc.	0.50%	250,975	0.02%
Total U.S. government sponsored enterprise notes (cost: $16,904,946)				16,749,015	1.33%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$4,000,000	1/7/13	BMW US Capital, LLC	0.14%	3,999,908	0.32%
Banks
3,800,000	2/4/13	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.20%	3,799,282	0.30%
3,050,000	1/30/13	Mizuho Funding LLC	0.24%	3,049,410	0.24%
3,800,000	3/4/13	Standard Chartered Bank	0.25%	3,798,364	0.30%
Beverages
1,025,000	2/26/13	Anheuser-Busch InBev Worldwide Inc.	0.24%	1,024,617	0.07%
Diversified Financial Services
3,850,000	2/15/13	Caterpillar Financial Services Corporation	0.19%	3,849,086	0.30%
2,250,000	1/4/13	ING (U.S.) Funding LLC	0.25%	2,249,953	0.18%
1,600,000	2/14/13	UOB Funding LLC	0.19%	1,599,628	0.13%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2012

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Energy
$2,500,000	1/2/13	Apache Corporation	0.35%	$2,499,976	0.20%
3,500,000	1/25/13	Devon Energy Corporation	0.27%	3,499,370	0.28%
3,500,000	1/10/13	Motiva Enterprises LLC	0.18%	3,499,843	0.28%
3,800,000	1/2/13	NextEra Energy	0.42%	3,799,956	0.30%
3,850,000	2/19/13	Oglethorpe Power Corporation	0.22%	3,848,847	0.30%
3,500,000	1/14/13	ONEOK, Inc.	0.40%	3,499,494	0.28%
3,500,000	1/18/13	Sempra Energy Global Enterprises	0.40%	3,499,339	0.28%
Food
3,700,000	1/24/13	H. J. Heinz Finance Company	0.26%	3,699,385	0.29%
Manufacturing
3,100,000	1/3/13	Danaher Corporation	0.15%	3,099,974	0.25%
2,400,000	1/4/13	Dover Corporation	0.10%	2,399,980	0.19%
Total U.S. commercial paper (cost: $56,708,020)				56,716,412	4.49%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$5,300,000	2/1/13	DBS Bank Ltd.	0.89%	5,299,611	0.41%
4,000,000	3/25/13	Macquarie Bank Limited	0.63%	3,997,360	0.32%
2,900,000	1/28/13	Sumitomo Mitsui Banking Corporation	0.23%	2,899,522	0.23%
Diversified Financial Services
3,100,000	1/16/13	John Deere Bank SA	0.16%	3,099,793	0.25%
4,200,000	1/17/13	Toyota Credit Canada Inc.	0.22%	4,199,589	0.33%
Energy
3,800,000	1/3/13	BP Capital Markets P.L.C.	0.17%	3,799,968	0.30%
3,900,000	1/2/13	GDF Suez	0.24%	3,899,974	0.31%
Household Products
2,500,000	3/5/13	Reckitt Benckiser	0.75%	2,498,979	0.20%
5,250,000	4/8/13	Reckitt Benckiser	0.80%	5,246,693	0.41%
Latin America Multi-National
4,000,000	2/15/13	Corporacion Andina de Fomento	0.24%	3,998,800	0.32%
Total foreign commercial paper (cost: $38,819,728)				38,940,289	3.08%

Total commercial paper (cost: $95,527,748)				95,656,701	7.57%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$13,000,000	12/2/13	United Technologies	0.58%	13,041,831	1.02%
Apparel
2,325,000	8/23/13	V.F. Corporation	1.06%	2,339,017	0.19%
Automotive
4,300,000	7/31/15	Daimler Finance North America LLC	1.30%	4,348,231	0.34%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2012

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,000,000	4/16/13	American Express Bank	5.50%	$2,051,847	0.16%
10,450,000	1/30/14	Bank of America Corporation	1.73%	10,569,450	0.84%
2,200,000	4/1/13	Bank of New York Mellon	4.50%	2,247,157	0.18%
2,000,000	8/27/13	Bank of New York Mellon	5.13%	2,097,186	0.17%
5,000,000	7/28/14	Bank of New York Mellon	0.58%	5,013,876	0.40%
2,475,000	9/25/13	BB&T Corporation	3.38%	2,548,743	0.20%
189,000	4/1/14	Citigroup Inc.	1.29%	189,833	0.02%
3,094,000	5/15/13	Credit Suisse (USA), Inc.	5.00%	3,164,704	0.25%
10,000,000	5/2/14	JPMorgan Chase & Co.	1.06%	10,073,010	0.80%
7,500,000	1/9/14	Morgan Stanley	0.65%	7,458,480	0.59%
4,750,000	2/7/14	The Goldman Sachs Group, Inc.	1.31%	4,773,300	0.38%
300,000	6/14/13	U.S. Bancorp	2.00%	302,448	0.02%
2,650,000	10/30/13	U.S. Bancorp	1.13%	2,672,210	0.21%
4,050,000	8/12/13	UBS AG	2.25%	4,123,927	0.33%
1,500,000	8/1/13	Wachovia	5.70%	1,582,385	0.13%
3,800,000	5/1/13	Wachovia	5.50%	3,898,008	0.31%
250,000	5/1/13	Wachovia	2.08%	252,321	0.02%
Beverages
5,000,000	3/26/13	Anheuser-Busch InBev Worldwide Inc.	1.04%	5,009,929	0.40%
2,350,000	1/27/14	Anheuser-Busch InBev Worldwide Inc.	0.86%	2,366,222	0.19%
4,000,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.70%	4,021,288	0.32%
6,101,000	8/15/13	Coca-Cola Enterprises, Inc.	5.00%	6,390,536	0.51%
Chemical
2,725,000	12/1/14	Gilead Sciences, Inc.	2.40%	2,815,734	0.22%
Computers
2,800,000	5/24/13	Hewlett-Packard Company	0.59%	2,793,550	0.22%
4,500,000	5/30/14	Hewlett-Packard Company	0.71%	4,413,140	0.35%
3,850,000	9/19/14	Hewlett-Packard Company	1.86%	3,817,278	0.30%
Diversified Financial Services
4,500,000	4/8/14	American Honda Finance Corp.	0.47%	4,503,921	0.36%
2,075,000	5/8/14	American Honda Finance Corp.	0.76%	2,086,053	0.17%
3,750,000	8/11/15	American Honda Finance Corp.	1.00%	3,782,557	0.30%
6,335,000	5/24/13	BlackRock, Inc.	0.61%	6,345,861	0.50%
2,510,000	4/5/13	Caterpillar Financial Services Corporation	2.00%	2,533,229	0.20%
1,600,000	4/1/14	Caterpillar Financial Services Corporation	0.65%	1,608,735	0.13%
250,000	2/9/15	Caterpillar Financial Services Corporation	0.66%	251,331	0.02%
4,800,000	4/7/14	General Electric Capital Corporation	0.98%	4,836,876	0.38%
157,000	1/15/13	John Deere Capital Corporation	5.10%	160,923	0.01%
2,200,000	4/25/14	John Deere Capital Corporation	0.47%	2,205,038	0.17%
800,000	10/8/14	John Deere Capital Corporation	0.44%	801,084	0.06%
3,714,000	9/27/13	MassMutual Global Funding II	0.81%	3,728,241	0.29%
6,517,000	4/5/13	PACCAR Financial Corp.	0.67%	6,527,764	0.52%
5,000,000	4/14/14	SSIF Nevada, LP	1.04%	5,039,277	0.40%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2012

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Diversified Financial Services (continued)
$300,000	10/11/13	Toyota Motor Credit Corporation	0.80%	$301,570	0.02%
3,000,000	1/17/14	Toyota Motor Credit Corporation	0.73%	3,015,242	0.24%
3,000,000	1/27/14	Toyota Motor Credit Corporation	0.48%	3,005,716	0.24%
8,450,000	2/17/15	Toyota Motor Credit Corporation	1.00%	8,538,549	0.68%
Energy
750,000	8/16/13	Appalachian Power Company	0.69%	751,619	0.06%
1,388,000	3/1/13	Columbus Southern Power Company	5.50%	1,424,464	0.11%
1,000,000	6/1/13	Northeast Utilities	5.65%	1,025,498	0.08%
4,275,000	12/13/13	Occidental Petroleum Corporation	1.45%	4,322,898	0.34%
2,300,000	4/15/13	PSEG Power LLC	2.50%	2,325,412	0.18%
Food
2,267,000	8/15/13	General Mills, Inc.	5.25%	2,378,011	0.19%
1,036,000	3/6/13	Kellogg Company	4.25%	1,056,936	0.08%
6,000,000	6/4/15	Kraft Foods Group, Inc.	1.63%	6,113,689	0.48%
Healthcare
7,743,000	3/1/14	Roche Holdings, Inc.	5.00%	8,263,053	0.65%
Household Products
4,250,000	8/15/14	Procter & Gamble Company	0.70%	4,288,514	0.34%
Insurance
9,750,000	2/11/13	Berkshire Hathaway	0.74%	9,767,035	0.77%
1,980,000	1/10/14	Berkshire Hathaway	0.68%	1,989,617	0.16%
3,650,000	5/8/13	Jackson National Life	5.38%	3,741,729	0.30%
6,000,000	12/12/13	MetLife Global Funding I	0.71%	6,018,316	0.48%
300,000	4/4/14	MetLife Institutional Funding II	1.25%	303,479	0.02%
4,024,000	1/25/13	Monumental Global Funding III	0.49%	4,028,125	0.32%
2,270,000	4/22/13	Monumental Global Funding III	5.50%	2,326,391	0.18%
3,250,000	5/9/13	New York Life	4.65%	3,317,303	0.26%
4,610,000	4/15/13	Pacific Life	5.15%	4,721,379	0.37%
1,700,000	9/27/13	Pricoa Global Funding I	0.51%	1,701,040	0.13%
2,700,000	4/24/13	Principal Life	5.30%	2,765,261	0.22%
725,000	3/15/13	Travelers Companies, Inc.	5.00%	742,732	0.06%
Internet
3,000,000	5/19/14	Google Inc.	1.25%	3,041,444	0.24%
Machinery
3,420,000	5/21/13	Caterpillar Inc.	0.48%	3,425,443	0.27%
Manufacturing
9,035,000	6/21/13	Danaher Corporation	0.56%	9,045,139	0.72%
3,750,000	10/9/15	General Electric Company	0.85%	3,770,437	0.30%
Media
2,400,000	3/15/13	Comcast Corporation	8.38%	2,497,029	0.20%
2,900,000	4/30/15	NBCUniversal Media, LLC	3.65%	3,103,512	0.25%
3,700,000	12/1/14	The Walt Disney Company	0.88%	3,733,464	0.30%
2,200,000	12/1/15	The Walt Disney Company	0.45%	2,190,041	0.17%
1,100,000	7/15/13	Thomson Reuters	5.95%	1,161,117	0.09%
2,200,000	7/1/13	Time Warner Cable Inc.	6.20%	2,328,588	0.18%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2012

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Pharmaceuticals
$5,150,000	11/6/15	AbbVie Inc.	1.07%	$5,218,139	0.41%
975,000	2/12/15	Express Scripts Holding Company	2.10%	1,001,084	0.08%
2,350,000	3/1/13	McKesson Corporation	5.25%	2,408,630	0.19%
4,275,000	2/10/14	Novartis Capital Corporation	4.13%	4,515,238	0.36%
Retail
3,775,000	7/18/14	Target Corporation	0.49%	3,790,019	0.30%
2,200,000	8/1/13	Walgreen Co.	4.88%	2,298,959	0.18%
6,500,000	3/13/14	Walgreen Co.	0.81%	6,511,837	0.52%
4,500,000	2/3/14	Wal-Mart Stores, Inc.	3.00%	4,687,331	0.37%
4,775,000	4/15/14	Wal-Mart Stores, Inc.	1.63%	4,870,366	0.39%
Semiconductor
4,275,000	5/15/13	Texas Instruments	0.49%	4,282,125	0.34%
Telecommunication
6,550,000	2/13/15	AT&T Inc.	0.88%	6,602,689	0.52%
2,250,000	3/14/14	Cisco Systems, Inc.	0.56%	2,256,759	0.18%
5,700,000	3/28/14	Verizon Communications Inc.	0.92%	5,734,323	0.45%
Transportation
1,000,000	3/1/13	Ryder System, Inc.	6.00%	1,027,594	0.08%
9,424,000	1/15/13	United Parcel Service, Inc.	4.50%	9,633,014	0.76%
Total U.S. corporate notes (cost: $347,870,863)				346,154,430	27.39%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$3,000,000	3/21/14	Volkswagen NV	1.06%	3,016,955	0.24%
5,870,000	4/1/14	Volkswagen NV	0.97%	5,903,892	0.47%
Bank
3,300,000	6/28/13	Bank of Montreal	2.13%	3,328,572	0.26%
2,000,000	1/23/13	Barclays Bank PLC	2.50%	2,024,405	0.16%
5,000,000	4/14/14	Danske Bank A/S	1.39%	4,934,627	0.39%
2,300,000	1/18/13	HSBC Bank PLC	0.72%	2,303,895	0.18%
4,150,000	5/15/13	HSBC Bank PLC	0.74%	4,159,770	0.33%
3,200,000	8/12/13	HSBC Bank PLC	1.63%	3,242,478	0.26%
400,000	1/17/14	HSBC Bank PLC	1.13%	403,715	0.03%
9,000,000	3/15/13	ING Bank N.V.	1.36%	9,018,614	0.71%
1,000,000	6/9/14	ING Bank N.V.	1.71%	1,010,429	0.08%
5,000,000	6/17/13	KfW Bankengruppe	0.22%	5,000,646	0.40%
1,500,000	1/8/13	National Australia Bank	2.50%	1,518,397	0.12%
5,000,000	4/11/14	National Australia Bank	1.07%	5,043,164	0.40%
5,000,000	2/4/13	Rabobank Nederland	0.46%	5,003,405	0.40%
6,660,000	7/26/13	Toronto-Dominion Bank	0.49%	6,671,494	0.53%
5,000,000	3/31/14	Westpac Banking Corp.	1.04%	5,031,637	0.40%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2012

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Chemical
$1,000,000	3/1/13	Potash Corp. of Saskatchewan	4.88%	$1,023,377	0.08%
Energy
8,250,000	11/7/13	BP Capital Markets P.L.C.	5.25%	8,649,744	0.68%
8,600,000	11/14/14	Canadian Natural Resources Ltd	1.45%	8,739,113	0.69%
1,076,000	7/15/13	Petro-Canada	4.00%	1,113,435	0.09%
8,646,000	3/25/13	Shell	1.88%	8,720,082	0.69%
Manufacturing
8,000,000	6/16/14	Eaton Corporation	0.64%	7,991,462	0.63%
Multi-national
4,750,000	8/1/13	International Finance Corp.	0.33%	4,760,818	0.38%
Pharmaceutical
8,065,000	3/28/13	Sanofi	0.51%	8,071,074	0.64%
4,280,000	3/28/14	Sanofi	0.62%	4,296,280	0.34%
5,950,000	3/17/15	Takeda Pharmaceutical Co Ltd	1.03%	5,991,129	0.47%
9,450,000	3/21/14	Teva Pharmaceutical	0.81%	9,489,970	0.75%
Total foreign corporate notes (cost: $136,787,164)				136,462,579	10.80%
Total corporate notes (cost: $484,658,027)				482,617,009	38.19%
Total investments in securities (cost: $702,866,469)				$700,338,316	55.42%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,250,000	1/28/13	Banco del Estado de Chile (NY)	0.60%	$2,256,324	0.18%
2,000,000	8/15/13	Bank of Montreal (Chicago)	0.51%	2,004,552	0.16%
2,250,000	10/3/13	Bank of Montreal (Chicago)	0.81%	2,261,955	0.18%
7,500,000	2/11/13	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.49%	7,516,420	0.59%
2,500,000	4/12/13	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.83%	2,519,034	0.20%
3,000,000	9/27/13	Barclays Bank PLC (NY)	0.94%	3,013,682	0.24%
1,600,000	11/14/13	Barclays Bank PLC (NY)	0.81%	1,602,380	0.13%
3,750,000	7/26/13	BB&T	0.48%	3,762,925	0.30%
2,950,000	7/25/13	Credit Suisse (NY)	0.82%	2,954,218	0.23%
2,975,000	3/14/13	Deutsche Bank (NY)	1.06%	3,005,338	0.24%
3,700,000	10/16/13	Deutsche Bank (NY)	0.75%	3,708,485	0.29%
2,000,000	3/1/13	Mizuho Corporate Bank, Ltd. (NY)	0.46%	2,003,734	0.16%
2,700,000	2/8/13	Norinchukin Bank (NY)	0.52%	2,706,307	0.21%
4,500,000	4/1/13	Norinchukin Bank (NY)	0.43%	4,506,205	0.36%
250,000	3/1/13	PNC Bank	0.41%	250,164	0.02%
250,000	3/15/13	Royal Bank of Canada (NY)	2.25%	252,701	0.02%
1,500,000	7/30/13	Royal Bank of Canada (NY)	0.36%	1,501,102	0.12%
4,600,000	9/3/13	Royal Bank of Canada (NY)	0.51%	4,607,145	0.36%
4,300,000	1/14/13	Standard Chartered Bank	0.57%	4,311,952	0.34%
Total U.S. certificates of deposit (cost: $54,582,427)				54,744,623	4.33%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2012

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,000,000	2/10/14	Bank of Nova Scotia	0.81%	$2,008,124	0.16%
2,050,000	4/9/13	National Australia Bank	0.43%	2,053,020	0.16%
2,250,000	4/11/13	Sumitomo Mitsui Bank	0.80%	2,266,513	0.18%
5,000,000	5/10/13	Sumitomo Mitsui Bank	0.79%	5,034,435	0.40%
2,000,000	10/22/13	Sumitomo Mitsui Bank	0.60%	2,004,647	0.16%
Total foreign certificates of deposit (cost: $13,300,000)				13,366,739	1.06%

Total certificates of deposit (cost: $67,882,427)				$68,111,362	5.39%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$(2,448,733)	(0.19)%
		Currencies		(2,154,771)	(0.17)%
		Energy		1,606,954	0.13%
		Equity indices		943,102	0.07%
		Interest rate instruments		(969,809)	(0.08)%
		Metals		523,562	0.04%
		Single stock futures		65,673	0.01%
Net unrealized loss on open long U.S. futures contracts				(2,434,022)	(0.19)%

Short U.S. Futures Contracts
		Agricultural commodities		4,589,873	0.37%
		Currencies		4,839,647	0.38%
		Energy		(960,037)	(0.08)%
		Equity indices		(857,247)	(0.06)%
		Interest rate instruments		(1,540,849)	(0.12)%
		Metals		(5,401,528)	(0.43)%
		Single stock futures		28,887	0.00%
Net unrealized gain on open short U.S. futures contracts				698,746	0.06%

Total U.S. Futures Contracts - Net unrealized loss on open U.S. futures contracts				(1,735,276)	(0.14)%

Long Foreign Futures Contracts
		Agricultural commodities		(153,049)	(0.01)%
		Currencies		1,672,733	0.13%
		Energy		157,050	0.01%
		Equity indices		6,439,003	0.51%
		Interest rate instruments		7,051,964	0.56%
		Metals		131,886	0.01%
Net unrealized gain on open long foreign futures contracts				15,299,587	1.21%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2012

	Description	Fair Value	% of Partners' Capital (Net Asset Value)
Short Foreign Futures Contracts
	Agricultural commodities	$135,344	0.01%
	Currencies	621,593	0.05%
	Energy	153,137	0.01%
	Equity indices	(2,210,671)	(0.17)%
	Interest rate instruments	(145,741)	(0.01)%
Net unrealized loss on open short foreign futures contracts		(1,446,338)	(0.11)%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts		13,853,249	1.10%

Net unrealized gain on open futures contracts		$12,117,973	0.96%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
	Long	$1,681,416	0.14%
	Short	2,815,763	0.22%
Net unrealized gain on open U.S. forward currency contracts		4,497,179	0.36%

Foreign Forward Currency Contracts
	Long	550,729	0.04%
	Short	578,487	0.05%
Net unrealized gain on open foreign forward currency contracts		1,129,216	0.09%

Net unrealized gain on open forward currency contracts		$5,626,395	0.45%

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

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Trading Gain (Loss) from Futures and Forwards
Net realized gain (loss)	$5,921,868	$(19,473,968)	$135,714,953
Net change in unrealized gain (loss)	(20,940,649)	(22,690,405)	49,800,401
Brokerage commissions and trading expenses	(5,325,660)	(4,371,804)	(3,380,928)
Net gain (loss) from futures and forwards trading	(20,344,441)	(46,536,177)	182,134,426

Net Investment Loss
Income (loss)
Interest income	14,949,610	11,686,695	1,275,110
Net realized and change in unrealized gain (loss) on securities and certificates of deposit	604,877	(14,508,604)	1,844,790
Total income (loss)	15,554,487	(2,821,909)	3,119,900
Expenses
Trading Advisor management fees	21,972,275	23,433,566	17,963,623
Trading Advisor incentive fees	9,265,699	9,895,806	18,108,464
Cash Manager fees	967,194	851,317	—
General Partner management and performance fees	23,063,055	26,123,720	23,477,737
General Partner 1% allocation	(847,505)	(1,356,695)	1,017,537
Selling Agent and broker dealer servicing fees – General Partner	18,152,168	19,182,712	16,206,868
Administrative expenses – General Partner	6,540,116	6,824,331	9,612,707
Total expenses	79,113,002	84,954,757	86,386,936
Administrative expenses waived	—	—	(1,868,756)
Net total expenses	79,113,002	84,954,757	84,518,180
Net investment loss	(63,558,515)	(87,776,666)	(81,398,280)
Net Income (Loss)	$(83,902,956)	$(134,312,843)	$100,736,146

Per Share Data by Class of Units

	Class A Units			Class B Units
	2012	2011	2010	2012	2011	2010
Increase (decrease) in net asset value per unit for the year	$(298.62)	$(458.39)	$316.97	$(302.18)	$(503.38)	$532.63

Net income (loss) per unit (based on weighted average number of units outstanding during the year)	$(297.67)	$(468.10)	$349.19	$(298.54)	$(512.15)	$622.25

Weighted average number of units outstanding	187,234.0655	186,655.9584	161,284.3651	93,959.2854	91,650.8857	71,380.8863

	Class I Units
	2012	2011	2010
Increase (decrease) in net asset value per unit for the year	$(87.25)	$—	$—

Net income (loss) per unit (based on weighted average number of units outstanding during the year)	$(86.70)	$—	$—

Weighted average number of units outstanding	1,369.3761

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows

Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$(83,902,956)	$(134,312,843)	$100,736,146
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures and forwards trading	20,940,649	22,690,405	(49,800,401)
Purchases of securities and certificates of deposit	(2,224,707,216)	(2,717,763,460)	(1,212,846,181)
Proceeds from disposition of securities and certificates of deposit	2,548,622,673	2,289,037,651	644,662,567
Net realized and change in unrealized (gain) loss on securities and certificates of deposit	(604,877)	14,508,604	(1,844,790)
Changes in
Trading Advisor management fees payable	6,339	(205,455)	(96,858)
Trading Advisor incentive fees payable	—	(13,050,625)	11,605,667
Commissions and other trading fees payable on open contracts	76,104	60,594	24,306
Cash Manager fees payable	(57,487)	364,930	—
General Partner management and performance fees payable	(563,420)	131,891	335,284
General Partner 1% allocation receivable/payable	509,190	(2,374,232)	1,657,393
Selling Agent fees payable – General Partner	(204,224)	49,121	316,839
Administrative expenses payable – General Partner	(85,531)	44,474	(1,204,309)
Net cash provided by (used in) operating activities	260,029,244	(540,818,945)	(506,454,337)

Cash flows from financing activities
Subscriptions	128,390,810	323,789,875	309,875,178
Subscriptions received in advance	9,060,642	15,876,320	23,610,336
Redemptions	(260,111,011)	(121,738,957)	(97,826,979)
Net cash provided by (used in) financing activities	(122,659,559)	217,927,238	235,658,535

Net increase (decrease) in cash and cash equivalents	137,369,685	(322,891,707)	(270,795,802)
Cash and cash equivalents, beginning of year	395,846,968	718,738,675	989,534,477
Cash and cash equivalents, end of year	$533,216,653	$395,846,968	$718,738,675

End of year cash and cash equivalents consists of
Cash in broker trading accounts	$509,692,323	$371,356,278	$426,488,249
Cash and cash equivalents	23,524,330	24,490,690	292,250,426
Total end of year cash and cash equivalents	$533,216,653	$395,846,968	$718,738,675

Supplemental disclosure of cash flow information
Prior year redemptions paid	$22,127,237	$11,807,236	$5,857,719
Prior year subscriptions received in advance	$15,876,320	$23,610,336	$37,057,961

Supplemental schedule of non-cash financing activities
Redemptions payable	$41,157,564	$22,127,237	$11,807,236

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2012, 2011 and 2010

	Class A Interests		Class B Interests		Class I Interests
	Units	Amount	Units	Amount	Units	Amount	Total
Balance at December 31, 2009	147,452.0886	$688,434,529	60,362.5545	$369,300,376	—	$—	$1,057,734,905
Net income		56,319,425		44,416,721		—	100,736,146
Subscriptions	37,815.9537	174,841,854	28,178.4636	172,091,285	—	—	346,933,139
Redemptions	(11,895.8661)	(55,629,713)	(7,770.4883)	(48,146,783)	—	—	(103,776,496)
Transfers	(1,233.4890)	(5,710,764)	931.3431	5,710,764	—	—	—
Balance at December 31, 2010	172,138.6872	858,255,331	81,701.8729	543,372,363	—	—	1,401,627,694
Net loss		(87,373,529)		(46,939,314)		—	(134,312,843)
Subscriptions	40,067.8247	192,617,898	24,019.5573	154,782,313	—	—	347,400,211
Redemptions	(17,269.7094)	(80,670,341)	(8,114.4415)	(51,388,617)	—	—	(132,058,958)
Transfers	(2,296.3874)	(10,659,958)	1,702.9003	10,659,958	—	—	—
Balance at December 31, 2011	192,640.4151	872,169,401	99,309.8890	610,486,703	—	—	1,482,656,104
Net loss		(55,733,401)		(28,050,832)		(118,723)	(83,902,956)
Subscriptions	19,402.6294	87,181,985	9,224.0743	56,830,734	254.4114	254,411	144,267,130
Redemptions	(32,608.1852)	(144,543,605)	(22,169.2158)	(134,597,733)		—	(279,141,338)
Transfers	(1,226.8713)	(5,463,892)	545.6155	3,331,999	2,229.9294	2,131,893	—
Balance at December 31, 2012	178,207.9880	$753,610,488	86,910.3630	$508,000,871	2,484.3408	$2,267,581	$1,263,878,940

	Net Asset Value per Unit

	Class A	Class B	Class I
December 31, 2012	$4,228.83	$5,845.11	$912.75
December 31, 2011	4,527.45	6,147.29	—
December 31, 2010	4,985.84	6,650.67	—

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

During 2011, the Fund made investments totaling $90 million in the Steben Institutional Fund LLC (“SIF”), whose manager was the General Partner. The Fund was the only member in SIF. Similar to the Fund, SIF used professional commodity trading advisors to engage in the speculative trading of futures and forward currency contracts traded in the U.S. and internationally. SIF traded within six major market sectors: agricultural commodities, currencies, energy, equity indices, interest rate instruments and metals. SIF commenced trading on March 1, 2011. SIF incurred trading advisor management and incentive fees, as well as reimbursed its manager for operating expenses incurred on its behalf. During 2012, the General Partner liquidated SIF, and all of the assets of SIF were transferred to the Fund by October 31, 2012.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2012, 2011 and 2010, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through December 31, 2012. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2009.

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

Reclassification

Certain amounts in the 2011 and 2010 consolidated financial statements have been reclassified to conform to the 2012 presentation without affecting previously reported partners’ capital (net asset value).

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At December 31, 2012
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$12,117,973	$—	$12,117,973
Net unrealized gain on open forward currency contracts*	—	5,626,395	5,626,395
Cash and cash equivalents:
Money market fund	12,193,936	—	12,193,936
Investments in securities:
U.S. Treasury securities*	105,315,591	—	105,315,591
U.S. government sponsored enterprise notes*	—	16,749,015	16,749,015
Commercial paper*	—	95,656,701	95,656,701
Corporate notes*	—	482,617,009	482,617,009
Certificates of deposit*	—	68,111,362	68,111,362
Total	$129,627,500	$668,760,482	$798,387,982

*See the consolidated condensed schedule of investments for further description.

At December 31, 2011
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$38,413,627	$—	$38,413,627
Net unrealized gain on open forward currency contracts*	—	271,390	271,390
Cash and cash equivalents:
Money market fund	5,760,099	—	5,760,099
Investments in securities:
U.S. Treasury securities*	78,149,854	—	78,149,854
U.S. government sponsored enterprise notes*	—	85,904,711	85,904,711
Foreign government sponsored enterprise notes*	—	7,097,950	7,097,950
Commercial paper*	—	153,224,850	153,224,850
Corporate notes*	—	672,458,450	672,458,450
Certificates of deposit*	—	94,924,443	94,924,443
Total	$122,323,580	$1,013,881,794	$1,136,205,374

*See the consolidated condensed schedule of investments for further description.

There were no Level 3 holdings at December 31, 2012 and 2011, or during the years then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At December 31, 2012 and 2011, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

December 31, 2012	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$6,119,312	$(3,995,877)	$2,123,435
Currencies	10,634,972	(5,655,770)	4,979,202
Energy	4,377,815	(3,420,711)	957,104
Equity indices	12,433,423	(8,119,236)	4,314,187
Interest rate instruments	14,620,306	(10,224,741)	4,395,565
Metals	5,720,409	(10,466,489)	(4,746,080)
Single stock futures	197,149	(102,589)	94,560
Net unrealized gain on open futures contracts	$54,103,386	$(41,985,413)	$12,117,973

Net unrealized gain on open forward currency contracts	$13,170,988	$(7,544,593)	$5,626,395

At December 31, 2012, there were 125,947 open futures contracts and 2,428 open forward currency contracts.

December 31, 2011	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$4,907,935	$(6,874,384)	$(1,966,449)
Currencies	11,500,940	(1,679,356)	9,821,584
Energy	9,356,447	(1,948,791)	7,407,656
Equity indices	4,557,650	(2,254,141)	2,303,509
Interest rate instruments	27,554,583	(4,758,108)	22,796,475
Metals	12,182,871	(14,151,729)	(1,968,858)
Single stock futures	55,232	(35,522)	19,710
Net unrealized gain on open futures contracts	$70,115,658	$(31,702,031)	$38,413,627

Net unrealized gain on open forward currency contracts	$5,681,721	$(5,410,331)	$271,390

At December 31, 2011, there were 92,423 open futures contracts and 1,716 open forward currency contracts.

For the years ended December 31, 2012, 2011 and 2010, the Fund’s futures and forwards contracts had the following impact on the consolidated statements of operations:

	2012		2011
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(25,357,049)	$4,089,884	$(34,695,326)	$(15,033,956)
Currencies	(11,828,618)	(4,842,382)	(32,166,401)	(10,135,727)
Energy	(24,394,073)	(6,450,552)	(25,551,459)	(110,655)
Equity indices	33,424,360	2,010,678	(99,853,027)	775,456
Interest rate instruments	84,220,448	(18,400,910)	167,808,332	22,639,889
Metals	(37,468,401)	(2,777,222)	3,697,021	(12,549,362)
Single stock futures	2,201,661	74,850	(290,206)	11,894
Total futures contracts	20,798,328	(26,295,654)	(21,051,066)	(14,402,461)

Forward currency contracts	(15,172,716)	5,355,005	2,146,988	(8,287,944)

Total futures and forward currency contracts	$5,625,612	$(20,940,649)	$(18,904,078)	$(22,690,405)

	2010
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$19,562,007	$8,749,637
Currencies	15,515,295	19,022,122
Energy	(46,673,673)	6,175,730
Equity indices	(1,026,460)	(7,151,848)
Interest rate instruments	122,081,872	5,370,949
Metals	22,112,677	6,629,891
Single stock futures	122,094	15,572
Total futures contracts	131,693,812	38,812,053

Forward currency contracts	4,284,176	10,988,348

Total futures and forward currency contracts	$135,977,988	$49,800,401

For the years ended December 31, 2012, 2011 and 2010, the number of futures contracts closed was 1,455,435, 1,100,279 and 768,063, respectively, and the number of forward currency contracts closed was 43,075, 47,969 and 42,586, respectively.

4.	General Partner

At December 31, 2012, 2011 and 2010, and for the years then ended, the General Partner did not maintain a capital balance in the Fund; however, the beneficiary of the majority shareholder of the General Partner had the following investment:

	2012	2011	2010
Class of Units	I	B	B
Units Owned	254.4114	39.6245	39.6245
Value of Units	$232,214	$243,583	$263,529

During 2012, the beneficiary of the majority shareholder exchanged Class B Units for Class I Units. During 2010, the beneficiary of the majority shareholder of the General Partner purchased an additional 8.6930 Class B units for $54,964.

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

During 2011 and through September 2012, SIF incurred administrative fees of 1/12th of 0.15% of the month-end net asset value of SIF. The administrative fee was payable in arrears to the General Partner

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

Effective April 1, 2012, the Fund engaged J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.11% of the investments in securities and certificates of deposit.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At December 31, 2012 and 2011, the Fund had margin deposit requirements of $250,611,119 and $175,593,513, respectively.

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

For the years ended December 31, 2012, 2011 and 2010, the Fund incurred administrative fees or expenses as follows:

	2012	2011	2010
Administrative fee	$6,540,116	$6,824,331	$531,847
Administrative expense reimbursement	—	—	9,080,860
Total administrative expenses	6,540,116	6,828,331	9,612,707
Administrative expenses voluntarily waived	—	—	(1,868,756)
Total administrative expenses	$6,540,116	$6,824,331	$7,743,951

At December 31, 2012 and 2011, $490,790 and $576,321, respectively, were payable to the General Partner for administrative expenses. Such amounts are presented as administrative expenses payable – General Partner in the consolidated statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A and B units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, B or I interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At December 31, 2012 and 2011, the Fund received advance subscriptions of $9,060,642 and $15,876,320, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner. A limited partner may request and receive redemption of Class A, Class B or Class I Units owned at the end of any month, subject to five business days’ prior written notice to the General Partner, and in certain circumstances, restrictions in the Partnership Agreement.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at December 31, 2012.

Country or Region	U.S. Treasury Securities	Gov't Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$105,315,591	$16,749,015	$56,716,412	$346,154,430	$54,744,623	$579,680,071	45.85%
Netherlands	-	-	-	32,673,377	-	32,673,377	2.59%
Great Britain	-	-	11,545,640	20,784,007	-	32,329,647	2.56%
Canada	-	-	4,199,589	20,875,991	2,008,124	27,083,704	2.14%
Japan	-	-	2,899,522	5,991,129	9,305,595	18,196,246	1.44%
Australia	-	-	3,997,360	11,593,198	2,053,020	17,643,578	1.40%
France	-	-	3,899,974	12,367,354	-	16,267,328	1.29%
Netherland Antilles	-	-	-	9,489,970	-	9,489,970	0.75%
Multinational	-	-	3,998,800	4,760,818	-	8,759,618	0.69%
Ireland	-	-	-	7,991,462	-	7,991,462	0.63%
Singapore	-	-	5,299,611	-	-	5,299,611	0.42%
Germany	-	-	-	5,000,646	-	5,000,646	0.40%
Denmark	-	-	-	4,934,627	-	4,934,627	0.39%
Luxumberg	-	-	3,099,793	-	-	3,099,793	0.25%
Total	$105,315,591	$16,749,015	$95,656,701	$482,617,009	$68,111,362	$768,449,678	60.80%

The following table presents the exposure at December 31, 2011.

Country or Region	U.S. Treasury Securities	Gov't Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$78,149,854	$85,904,711	$98,768,308	$482,040,564	$52,532,831	$797,396,268	53.81%
Australia	-	-	10,947,333	43,034,651	-	53,981,984	3.64%
Great Britain	-	-	4,368,743	42,486,268	-	46,855,011	3.16%
Canada	-	-	3,999,878	20,717,866	16,234,290	40,952,034	2.76%
Netherlands	-	-	-	37,456,257	1,750,115	39,206,372	2.64%
France	-	1,005,116	3,999,767	21,599,835	6,592,215	33,196,933	2.24%
Japan	-	-	12,498,107	-	12,561,062	25,059,169	1.69%
Netherland Antilles	-	-	4,349,903	9,945,168	-	14,295,071	0.96%
Sweden	-	-	-	5,344,511	5,253,930	10,598,441	0.71%
Multinational	-	6,092,834	3,748,485	-	-	9,841,319	0.66%
Germany	-	-	-	4,998,167	-	4,998,167	0.34%
Denmark	-	-	-	4,835,163	-	4,835,163	0.33%
Singapore	-	-	4,295,759	-	-	4,295,759	0.29%
Luxumberg	-	-	3,249,154	-	-	3,249,154	0.22%
Norway	-	-	2,999,413	-	-	2,999,413	0.20%
Total	$78,149,854	$93,002,661	$153,224,850	$672,458,450	$94,924,443	$1,091,760,258	73.65%

10.	Indemnifications

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

The following information presents per unit operating performance data and other ratios for the years ended December 31, 2012, 2011 and 2010, assuming the unit was outstanding throughout the entire year:

	2012			2011
	Class A	Class B	Class I†	Class A	Class B	Class I
Per Unit Operating Performance

Net asset value per unit, beginning of year/period	$4,527.45	$6,147.29	$1,000.00	$4,985.84	$6,650.67	$—
Income (loss) from operations
Gain (loss) from futures and forwards trading (1)	(64.54)	(92.35)	(76.45)	(141.14)	(191.76)	—
Net investment loss (1)	(234.08)	(209.83)	(10.80)	(317.25)	(311.62)	—
Total income (loss) from operations	(298.62)	(302.18)	(87.25)	(458.39)	(503.38)	—

Net asset value per unit, end of year	$4,228.83	$5,845.11	$912.75	$4,527.45	$6,147.29	$—

Total return	(6.60)%	(4.92)%	(8.73)%	(9.19)%	(7.57)%	—%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees and General Partner 1% allocation (2), (3)	5.75%	3.92%	2.58%	5.92%	4.09%	—%
Trading Advisor incentive fees	0.66%	0.66%	0.00%	0.67%	0.67%	—%
General Partner 1% allocation	(0.07)%	(0.05)%	(0.09)%	(0.10)%	(0.08)%	—%

Total expenses	6.34%	4.53%	1.41%	6.49%	4.68%	—%

Net investment loss (2), (3)	(5.24)%	(3.43)%	(2.00)%	(6.68)%	(4.88)%	—%

F-33

	2010
	Class A	Class B	Class I
Per Unit Operating Performance

Net asset value per unit, beginning of year	$4,668.87	$6,118.04	$—
Income (loss) from operations
Gain (loss) from futures and forwards trading (1)	664.87	886.90	—
Net investment loss (1)	(347.90)	(354.27)	—
Total income (loss) from operations	316.97	532.63	—

Net asset value per unit, end of year	$4,985.84	$6,650.67	$—

Total return	6.79%	8.71%	—%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees and General Partner 1% allocation (2), (3)	6.15%	4.34%	—%
Trading Advisor incentive fees	1.49%	1.56%	—%
General Partner 1% allocation	0.08%	0.10%	—%

Total expenses	7.72%	6.00%	—%

Net investment loss (2), (3)	(7.46)%	(5.74)%	—%

Total returns are calculated based on the change in value of a Class A, Class B or Class I Unit during the year. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

† Class I units were introduced on June 1, 2012, therefore the performance for Class I units is for the seven month period ended December 31, 2012. Ratios for expenses prior to Trading Advisor incentive fees, General Partner 1% allocation, and net investment loss have been annualized.

(1) The net investment loss per unit is calculated by dividing the net investment loss by the average number of Class A, Class B or Class I Units outstanding during the year/period. Gain (loss) from futures and forwards trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of gain (loss) from futures and forwards trading per unit due to the timing of trading gains and losses during the year relative to the number of units outstanding.

(2) All of the ratios under Other Financial Ratios are computed net of voluntary and involuntary waivers of administrative expenses. For the years ended December 31, 2012, 2011 and 2010, the ratios are net of 0.00%, 0.00% and 0.16%, respectively, of average net asset value relating to the waivers of administrative expenses. Both the nature and the amounts of the waivers are more fully explained in Note 7.

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

From January 1, 2013 through March 28, 2013, there were $18,834,202 of contributions and $65,989,795 of redemptions from the Fund.

