Form 10-Q
period 2013-03-31
FUTURES PORTFOLIO FUND L.P.
filed 2013-05-14
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐ No ☒

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Financial Condition

March 31, 2013 (Unaudited) and December 31, 2012 (Audited)

	March 31, 2013	December 31, 2012
Assets
Equity in broker trading accounts
Cash	$470,662,264	$509,692,323
Net unrealized gain on open futures contracts	22,190,100	12,117,973
Net unrealized gain (loss) on open forward currency contracts	(5,813)	5,626,395
Total equity in broker trading accounts	492,846,551	527,436,691
Cash and cash equivalents	43,999,913	23,524,330
Investments in securities, at fair value	666,352,795	700,338,316
Certificates of deposit, at fair value	59,167,006	68,111,362
General Partner 1% allocation receivable	—	847,505
Total assets	$1,262,366,265	$1,320,258,204

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$2,001,524	$2,067,535
Commissions and other trading fees payable on open contracts	257,410	278,431
Cash Manager fees payable	270,385	307,443
General Partner management and performance fees payable	1,565,827	1,635,993
General Partner 1% allocation payable	260,796	—
Selling Agent fees payable – General Partner	1,335,404	1,380,866
Administrative expenses payable – General Partner	470,985	490,790
Redemptions payable	38,437,189	41,157,564
Subscriptions received in advance	3,820,163	9,060,642
Total liabilities	48,419,683	56,379,264
Partners’ Capital (Net Asset Value)
Class A Interests – 168,184.9654 and 178,207.9880 units outstanding
at March 31, 2013 and December 31, 2012, respectively	724,490,811	753,610,488
Class B Interests – 80,932.0322 and 86,910.3630 units outstanding
at March 31, 2013 and December 31, 2012, respectively	484,036,930	508,000,871
Class I Interests – 5,790.0026 and 2,484.3408 units outstanding
At March 31, 2013 and December 31, 2012, respectively	5,418,841	2,267,581
Total partners' capital (net asset value)	1,213,946,582	1,263,878,940
Total liabilities and partners' capital (net asset value)	$1,262,366,265	$1,320,258,204

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments

March 31, 2013

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$4,000,000	4/30/13	U.S. Treasury Notes	3.13%	$4,062,170	0.33%
7,350,000	5/31/13	U.S. Treasury Notes	3.50%	7,477,271	0.62%
8,850,000	6/15/13	U.S. Treasury Notes	1.13%	8,897,932	0.73%
9,000,000	7/15/13	U.S. Treasury Notes	1.00%	9,042,448	0.75%
7,500,000	8/15/13	U.S. Treasury Notes	0.75%	7,524,572	0.62%
3,185,000	8/31/13	U.S. Treasury Notes	3.13%	3,233,216	0.27%
12,020,000	8/31/13	U.S. Treasury Notes	0.13%	12,021,307	1.00%
8,000,000	9/30/13	U.S. Treasury Notes	0.13%	8,000,027	0.66%
3,200,000	10/31/13	U.S. Treasury Notes	2.75%	3,285,325	0.27%
5,000,000	11/15/13	U.S. Treasury Notes	0.50%	5,020,791	0.41%
8,250,000	11/30/13	U.S. Treasury Notes	0.25%	8,262,391	0.68%
8,000,000	12/15/13	U.S. Treasury Notes	0.75%	8,051,389	0.66%
8,000,000	2/28/14	U.S. Treasury Notes	1.88%	8,137,731	0.67%
8,350,000	3/31/14	U.S. Treasury Notes	1.75%	8,481,194	0.70%
4,000,000	4/30/14	U.S. Treasury Notes	0.25%	4,007,167	0.33%
7,500,000	5/15/14	U.S. Treasury Notes	1.00%	7,596,649	0.63%
3,000,000	5/31/14	U.S. Treasury Notes	0.25%	3,004,623	0.25%
4,500,000	6/30/14	U.S. Treasury Notes	2.63%	4,665,396	0.38%
4,000,000	6/30/14	U.S. Treasury Notes	0.25%	4,005,326	0.33%
2,700,000	12/31/14	U.S. Treasury Notes	0.13%	2,696,207	0.22%
3,700,000	1/31/15	U.S. Treasury Notes	0.25%	3,702,399	0.30%
Total U.S. Treasury securities (cost: $131,660,566)				131,175,531	10.81%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$1,160,000	5/28/13	Federal Farm Credit Bank	0.19%	1,160,211	0.10%
250,000	8/9/13	Federal National Mortgage Assoc.	0.50%	250,514	0.02%
Total U.S. government sponsored enterprise notes (cost: $1,410,907)				1,410,725	0.12%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Agriculture
$2,800,000	4/29/13	Archer-Daniels-Midland	0.16%	2,799,650	0.23%
Banks
3,300,000	4/4/13	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.17%	3,299,953	0.27%
3,000,000	4/8/13	Deutsche Bank Financial LLC	0.16%	2,999,907	0.25%
3,200,000	4/5/13	HSBC USA Inc.	0.25%	3,199,911	0.26%
3,000,000	5/20/13	Mizuho Funding LLC	0.23%	2,999,061	0.25%
3,000,000	7/15/13	Standard Chartered Bank	0.23%	2,997,988	0.25%
2,250,000	4/15/13	UBS Finance (Delaware) LLC	0.15%	2,249,869	0.19%
Beverages
3,250,000	4/17/13	Bacardi	0.30%	3,249,567	0.27%
3,000,000	4/22/13	Brown-Forman Corp.	0.20%	2,999,650	0.25%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2013

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Diversified Financial Services
$2,700,000	4/3/13	Harley-Davidson Funding Corp.	0.30%	$2,699,955	0.22%
1,600,000	5/3/13	ING (U.S.) Funding LLC	0.21%	1,599,701	0.13%
2,700,000	4/30/13	River Fuel Company #2, Inc.	0.17%	2,699,630	0.22%
Energy
3,500,000	4/1/13	Devon Energy Corp.	0.25%	3,500,000	0.28%
3,300,000	4/1/13	Motiva Enterprises LLC	0.16%	3,300,000	0.27%
3,000,000	4/16/13	NextEra Energy Capital Holdings, Inc.	0.33%	2,999,588	0.25%
2,000,000	4/19/13	Oglethorpe Power Corp.	0.20%	1,999,800	0.16%
3,000,000	4/24/13	ONEOK, Inc.	0.32%	2,999,387	0.25%
3,000,000	4/5/13	Pacific Gas and Electric Company	0.24%	2,999,920	0.25%
3,200,000	4/3/13	Questar Corp.	0.26%	3,199,954	0.26%
1,100,000	4/18/13	Sempra Energy Global Enterprises	0.30%	1,099,844	0.09%
Total U.S. commercial paper (cost: $55,884,949)				55,893,335	4.60%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,000,000	6/17/13	Bank of Nova Scotia	0.19%	1,999,187	0.16%
2,200,000	4/8/13	Commonwealth Bank of Australia	0.18%	2,199,923	0.18%
2,300,000	4/10/13	DBS Bank Ltd.	0.19%	2,299,891	0.19%
2,400,000	4/22/13	DNB Bank ASA	0.18%	2,399,748	0.20%
3,100,000	7/1/13	Oversea-Chinese Banking Corp. Ltd	0.21%	3,098,354	0.26%
3,250,000	6/19/13	Skandinaviska Enskilda Banken AB	0.21%	3,248,502	0.27%
2,500,000	4/24/13	Sumitomo Mitsui Bank	0.22%	2,499,649	0.21%
Energy
3,000,000	4/22/13	GDF Suez	0.21%	2,999,633	0.25%
Household Products
5,250,000	4/8/13	Reckitt Benckiser Treasury Services PLC	0.80%	5,249,650	0.42%
2,300,000	3/4/14	Reckitt Benckiser Treasury Services PLC	0.43%	2,291,191	0.19%
Multi-national
2,750,000	6/18/13	Corporacion Andina de Fomento	0.22%	2,748,689	0.23%
Total foreign commercial paper (cost: $30,986,546)				31,034,417	2.56%

Total commercial paper (cost: $86,871,495)				86,927,752	7.16%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$11,500,000	12/2/13	United Technologies	0.56%	11,530,235	0.94%
Apparel
4,325,000	8/23/13	V.F. Corp.	1.04%	4,342,367	0.36%
Automotive
4,300,000	7/31/15	Daimler Finance North America LLC	1.30%	4,319,758	0.36%
1,400,000	1/10/14	ERAC USA Finance LLC	2.25%	1,423,531	0.12%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2013

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,000,000	4/16/13	American Express Bank	5.50%	$2,055,498	0.17%
10,450,000	1/30/14	Bank of America	1.72%	10,574,094	0.86%
2,200,000	4/1/13	Bank of New York Mellon	4.50%	2,250,493	0.19%
2,000,000	8/27/13	Bank of New York Mellon	5.13%	2,047,699	0.17%
5,000,000	7/28/14	Bank of New York Mellon	0.57%	5,016,697	0.41%
2,475,000	9/25/13	BB&T	3.38%	2,512,441	0.21%
189,000	4/1/14	Citigroup	1.24%	190,273	0.02%
8,000,000	4/1/16	Citigroup	1.30%	7,983,900	0.66%
3,094,000	5/15/13	Credit Suisse (USA), Inc.	5.00%	3,169,767	0.26%
4,750,000	2/7/14	Goldman Sachs	1.30%	4,779,475	0.39%
10,000,000	5/2/14	JPMorgan Chase & Co.	1.03%	10,069,184	0.83%
7,500,000	1/9/14	Morgan Stanley	0.61%	7,487,063	0.62%
1,650,000	5/1/14	Northern Trust Corp.	4.63%	1,757,314	0.14%
5,000,000	4/14/14	SSIF Nevada, LP	1.01%	5,005,078	0.41%
300,000	6/14/13	U.S. Bancorp	2.00%	302,870	0.02%
2,650,000	10/30/13	U.S. Bancorp	1.13%	2,672,970	0.22%
2,354,000	8/12/13	UBS AG	2.25%	2,372,320	0.20%
3,800,000	5/1/13	Wachovia	5.50%	3,903,131	0.32%
250,000	5/1/13	Wachovia	2.07%	251,198	0.02%
1,500,000	8/1/13	Wachovia	5.70%	1,540,668	0.13%
Beverages
2,350,000	1/27/14	Anheuser-Busch InBev Worldwide Inc.	0.85%	2,364,832	0.19%
4,000,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.67%	4,022,281	0.33%
3,000,000	7/15/15	Anheuser-Busch InBev Worldwide Inc.	0.80%	3,010,311	0.25%
Biotechnology
5,080,000	12/1/14	Gilead Sciences, Inc.	2.40%	5,261,834	0.43%
Computers
2,800,000	5/24/13	Hewlett-Packard	0.57%	2,801,379	0.23%
4,500,000	5/30/14	Hewlett-Packard	0.69%	4,495,429	0.37%
3,850,000	9/19/14	Hewlett-Packard	1.83%	3,878,474	0.32%
Diversified Financial Services
4,500,000	4/8/14	American Honda Finance Corp.	0.43%	4,503,849	0.37%
2,075,000	5/8/14	American Honda Finance Corp.	0.74%	2,086,496	0.17%
3,750,000	8/11/15	American Honda Finance Corp.	1.00%	3,769,166	0.31%
6,335,000	5/24/13	BlackRock, Inc.	0.59%	6,340,681	0.52%
2,510,000	4/5/13	Caterpillar Financial Services Corp.	2.00%	2,534,783	0.21%
250,000	2/9/15	Caterpillar Financial Services Corp.	0.64%	251,391	0.02%
1,000,000	4/7/14	General Electric Capital Corp.	0.94%	1,007,091	0.08%
3,600,000	6/9/14	General Electric Capital Corp.	5.65%	3,878,798	0.32%
5,565,000	1/8/16	General Electric Capital Corp.	0.51%	5,532,892	0.46%
2,200,000	4/25/14	John Deere Capital Corp.	0.45%	2,205,090	0.18%
800,000	10/8/14	John Deere Capital Corp.	0.41%	801,485	0.07%
3,714,000	9/27/13	MassMutual Global Funding II	0.78%	3,724,309	0.31%
6,517,000	4/5/13	PACCAR Financial Corp.	0.65%	6,520,462	0.54%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2013

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Diversified Financial Services (continued)
$3,000,000	1/17/14	Toyota Motor Credit Corp.	0.70%	$3,014,712	0.25%
3,000,000	1/27/14	Toyota Motor Credit Corp.	0.47%	3,005,546	0.25%
8,450,000	2/17/15	Toyota Motor Credit Corp.	1.00%	8,537,079	0.70%
Energy
750,000	8/16/13	Appalachian Power Company	0.67%	751,381	0.06%
830,000	5/15/14	DTE Energy Company	7.63%	916,786	0.08%
1,500,000	1/15/14	Exelon Generation Company, LLC	5.35%	1,571,921	0.13%
1,050,000	9/15/13	Georgia Power Company	1.30%	1,055,173	0.09%
1,000,000	6/1/13	Northeast Utilities	5.65%	1,027,093	0.08%
2,300,000	4/15/13	PSEG Power LLC	2.50%	2,328,679	0.19%
2,000,000	8/15/14	Public Service Electric and Gas Company	0.85%	2,012,348	0.17%
2,328,000	3/15/14	Sempra Energy	1.04%	2,341,154	0.19%
Food
2,267,000	8/15/13	General Mills	5.25%	2,322,474	0.19%
6,000,000	6/4/15	Kraft Foods	1.63%	6,129,650	0.50%
Household Products
4,250,000	8/15/14	Procter & Gamble	0.70%	4,273,275	0.35%
Insurance
7,467,000	3/20/15	AIG	3.00%	7,753,155	0.64%
1,980,000	1/10/14	Berkshire Hathaway Finance Corp.	0.64%	1,987,947	0.16%
3,650,000	5/8/13	Jackson National Life Global Funding	5.38%	3,745,625	0.31%
300,000	4/4/14	MetLife Institutional Funding II	1.21%	303,317	0.02%
6,000,000	12/12/13	Metropolitan Life Global Funding I	0.68%	6,016,925	0.50%
2,270,000	4/22/13	Monumental Global Funding III	5.50%	2,331,389	0.19%
3,250,000	5/9/13	New York Life Global Funding	4.65%	3,323,800	0.27%
4,610,000	4/15/13	Pacific Life Global Funding	5.15%	4,726,712	0.39%
1,700,000	9/27/13	Pricoa Global Funding I	0.48%	1,700,799	0.14%
1,000,000	9/19/14	Principal Life Global Funding II	0.44%	999,861	0.08%
2,700,000	4/24/13	Principal Life Income Fundings	5.30%	2,770,111	0.23%
Internet
3,000,000	5/19/14	Google Inc.	1.25%	3,045,349	0.25%
Machinery
3,420,000	5/21/13	Caterpillar	0.46%	3,423,534	0.28%
Manufacturing
9,035,000	6/21/13	Danaher Corp.	0.53%	9,041,397	0.74%
8,000,000	6/16/14	Eaton	0.61%	8,006,642	0.66%
3,750,000	10/9/15	General Electric	0.85%	3,776,430	0.31%
Media
2,900,000	4/30/15	NBC Universal Media, LLC	3.65%	3,116,223	0.26%
1,100,000	7/15/13	Thomson Reuters Corp.	5.95%	1,130,983	0.09%
2,200,000	7/1/13	Time Warner Cable Inc.	6.20%	2,263,424	0.19%
3,700,000	12/1/14	Walt Disney	0.88%	3,740,251	0.31%
4,600,000	2/11/15	Walt Disney	0.28%	4,599,094	0.38%
2,200,000	12/1/15	Walt Disney	0.45%	2,199,055	0.18%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2013

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Pharmaceuticals
$5,150,000	11/6/15	AbbVie Inc.	1.06%	$5,160,878	0.43%
975,000	2/12/15	Express Scripts Holding Company	2.10%	999,050	0.08%
4,275,000	2/10/14	Novartis Capital Corp.	4.13%	4,432,413	0.37%
REITs
2,100,000	5/15/14	Simon Property Group, LP	6.75%	2,262,467	0.19%
1,000,000	8/15/14	Simon Property Group, LP	5.63%	1,074,960	0.09%
Retail
3,775,000	7/18/14	Target	0.47%	3,786,537	0.31%
2,200,000	8/1/13	Walgreen	4.88%	2,248,708	0.19%
6,500,000	3/13/14	Walgreen	0.78%	6,519,534	0.54%
4,500,000	2/3/14	Wal-Mart	3.00%	4,624,209	0.38%
4,775,000	4/15/14	Wal-Mart	1.63%	4,874,831	0.40%
Semiconductor
4,275,000	5/15/13	Texas Instruments	0.47%	4,279,573	0.35%
Telecommunications
2,000,000	9/15/14	AT&T	5.10%	2,131,379	0.18%
8,050,000	2/13/15	AT&T	0.88%	8,075,859	0.67%
2,250,000	3/14/14	Cisco Systems, Inc.	0.53%	2,256,402	0.19%
4,575,000	3/6/15	Verizon	0.48%	4,575,688	0.38%
Total U.S. corporate notes (cost: $344,388,509)				343,140,839	28.27%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$3,000,000	3/21/14	Volkswagen Int'l Finance NV	1.03%	3,011,048	0.25%
5,870,000	4/1/14	Volkswagen Int'l Finance NV	0.92%	5,890,821	0.49%
Banks
5,000,000	4/14/14	Danske Bank A/S	1.36%	5,017,996	0.41%
4,150,000	5/15/13	HSBC Bank PLC	0.72%	4,156,122	0.34%
3,200,000	8/12/13	HSBC Bank PLC	1.63%	3,222,143	0.27%
400,000	1/17/14	HSBC Bank PLC	1.10%	403,247	0.03%
8,800,000	6/9/14	ING Bank N.V.	1.68%	8,903,450	0.73%
5,000,000	6/17/13	KfW Bankengruppe	0.21%	5,000,490	0.41%
2,000,000	5/13/14	Rabobank Nederland	4.20%	2,113,200	0.17%
7,650,000	3/18/16	Rabobank Nederland	0.76%	7,665,502	0.63%
6,660,000	7/26/13	Toronto-Dominion Bank	0.48%	6,670,296	0.55%
5,000,000	3/31/14	Westpac Banking Corp.	1.01%	5,025,628	0.41%
Energy
9,850,000	11/7/13	BP Capital Markets P.L.C.	5.25%	10,336,043	0.86%
8,600,000	11/14/14	Canadian Natural Resources Ltd	1.45%	8,748,884	0.72%
1,076,000	7/15/13	Petro-Canada	4.00%	1,095,712	0.09%
Multi-national
4,750,000	8/1/13	International Finance Corp.	0.33%	4,755,026	0.39%
4,000,000	2/26/15	International Finance Corp.	0.38%	4,002,138	0.33%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2013

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Pharmaceutical
$5,950,000	3/17/15	Takeda Pharmaceutical Co Ltd	1.03%	$5,991,120	0.49%
9,450,000	3/21/14	Teva Pharmaceutical Finance III BV	0.78%	9,476,186	0.79%
Telecommunications
2,100,000	6/10/14	Vodafone	4.15%	2,212,896	0.18%
Total foreign corporate notes (cost: $103,836,397)				103,697,948	8.54%
Total corporate notes (cost: $448,224,906)				446,838,787	36.81%
Total investments in securities (cost: $668,167,874)				$666,352,795	54.90%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,000,000	8/15/13	Bank of Montreal (Chicago)	0.49%	$2,003,748	0.17%
2,250,000	10/3/13	Bank of Montreal (Chicago)	0.76%	2,259,918	0.19%
1,100,000	7/24/14	Bank of Montreal (Chicago)	0.48%	1,102,153	0.09%
4,000,000	2/11/14	Bank of Tokyo-Mitsubishi UFJ, Ltd. (NY)	0.42%	4,003,280	0.33%
2,500,000	3/7/14	Bank of Tokyo-Mitsubishi UFJ, Ltd. (NY)	0.40%	2,500,417	0.21%
1,600,000	11/14/13	Barclays Bank (NY)	0.81%	1,608,596	0.13%
1,000,000	1/30/14	Barclays Bank (NY)	0.78%	1,002,591	0.08%
3,000,000	2/14/14	Barclays Bank (NY)	0.75%	3,004,963	0.25%
3,750,000	7/26/13	BB&T	0.48%	3,767,013	0.31%
2,950,000	7/25/13	Credit Suisse Group AG (NY)	0.80%	2,958,843	0.24%
3,700,000	10/16/13	Deutsche Bank (NY)	0.75%	3,719,382	0.31%
1,500,000	1/17/14	Deutsche Bank (NY)	0.73%	1,503,802	0.12%
3,000,000	8/14/13	Mizuho Corporate Bank, Ltd. (NY)	0.28%	3,001,072	0.25%
2,000,000	8/28/13	Mizuho Corporate Bank, Ltd. (NY)	0.28%	2,000,435	0.16%
4,500,000	4/1/13	Norinchukin Bank (NY)	0.43%	4,509,862	0.37%
1,500,000	7/30/13	Royal Bank of Canada (NY)	0.35%	1,501,454	0.12%
4,600,000	9/3/13	Royal Bank of Canada (NY)	0.49%	4,607,845	0.38%
3,000,000	5/28/13	Shizuoka Bank, Ltd. (NY)	0.26%	3,000,867	0.25%
Total U.S. certificates of deposit (cost: $47,950,358)				48,056,241	3.96%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,000,000	2/10/14	Bank of Nova Scotia	0.79%	2,010,676	0.17%
2,050,000	4/9/13	National Australia Bank Ltd	0.39%	2,051,972	0.17%
5,000,000	5/10/13	Sumitomo Mitsui Bank	0.79%	5,039,290	0.41%
2,000,000	10/22/13	Sumitomo Mitsui Bank	0.60%	2,008,827	0.17%
Total foreign certificates of deposit (cost: $11,050,000)				11,110,765	0.92%

Total certificates of deposit (cost: $59,000,358)				$59,167,006	4.88%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2013

(Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$(1,977,876)	(0.16)%
Currencies	1,742,403	0.14%
Energy	2,167,267	0.18%
Equity indices	4,821,007	0.39%
Interest rate instruments	3,871,404	0.32%
Metals[2]	(14,614,365)	(1.20)%
Single stock futures	126,732	0.01%
Net unrealized loss on open long U.S. futures contracts	(3,863,428)	(0.32)%

Short U.S. Futures Contracts
Agricultural commodities	4,827,006	0.40%
Currencies	(3,561,996)	(0.29)%
Energy	(1,524,707)	(0.13)%
Equity indices	526,703	0.04%
Interest rate instruments	(641,572)	(0.04)%
Metals[2]	16,799,653	1.38%
Single stock futures	37,421	0.00%
Net unrealized gain on open short U.S. futures contracts	16,462,508	1.36%

Total U.S. Futures Contracts - Net unrealized gain on open U.S. futures contracts	12,599,080	1.04%

Long Foreign Futures Contracts
Agricultural commodities	(32,474)	(0.00)%
Currencies	(279,576)	(0.02)%
Energy	1,778	0.00%
Equity indices	(2,190,654)	(0.18)%
Interest rate instruments[2]	16,738,152	1.38%
Metals	41,830	0.00%
Net unrealized gain on open long foreign futures contracts	14,279,056	1.18%

Short Foreign Futures Contracts
Agricultural commodities	(67,734)	(0.01)%
Currencies	87,123	0.01%
Energy	32,919	0.00%
Equity indices	(2,684,648)	(0.22)%
Interest rate instruments	(2,055,696)	(0.17)%
Net unrealized loss on open short foreign futures contracts	(4,688,036)	(0.39)%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	9,591,020	0.79%

Net unrealized gain on open futures contracts	$22,190,100	1.83%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2013

(Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$386,553	0.03%
Short	656,485	0.06%
Net unrealized gain on open U.S. forward currency contracts	1,043,038	0.09%

Foreign Forward Currency Contracts
Long	(616,734)	(0.05)%
Short	(432,117)	(0.04)%
Net unrealized loss on open foreign forward currency contracts	(1,048,851)	(0.09)%

Net unrealized loss on open forward currency contracts	$(5,813)	(0.00)%

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

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Gain (Loss) from Futures and Forwards Trading
Net realized gain	$37,132,812	$34,155,875
Net change in unrealized gain (loss)	4,439,919	(42,831,430)
Brokerage commissions and trading expenses	(1,311,855)	(1,221,840)
Net gain (loss) from futures and forwards trading	40,260,876	(9,897,395)

Net Investment Loss
Income
Interest income	2,578,373	4,049,489
Net realized and change in unrealized gain (loss) on securities and certificates of deposit	(1,447,657)	4,149,257
Total income	1,130,716	8,198,746
Expenses
Trading Advisor management fee	4,843,354	5,898,413
Cash Manager fees	196,960	227,973
General Partner management and performance fees	4,773,578	6,530,473
Selling Agent fees – General Partner	4,062,550	4,701,346
General Partner 1% allocation	260,796	(207,690)
Administrative expenses – General Partner	1,435,582	1,712,128
Total expenses	15,572,820	18,862,643
Net investment loss	(14,442,104)	(10,663,897)
Net Income (Loss)	$25,818,772	$(20,561,292)

	Three Months Ended March 31,
	2013			2012
	Class A	Class B	Class I	Class A	Class B	Class I
Increase (decrease) in net asset value per unit	$78.87	$135.67	$23.15	$(70.97)	$(69.25)	$—

Net income (loss) per unit†	$80.68	$139.57	$23.72	$(71.51)	$(69.51)	$—

Weighted average number of units outstanding	173,606.9537	83,832.6198	4,684.9849	191,822.9249	98,392.8995	—

† (based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income (loss)	$25,818,772	$(20,561,292)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net change in unrealized (gain) loss from futures and forwards trading	(4,439,919)	42,831,430
Purchases of securities and certificates of deposit	(407,103,995)	(755,259,497)
Proceeds from disposition of securities and certificates of deposit	448,586,215	825,821,074
Net realized and change in unrealized (gain) loss on securities and certificates of deposit	1,447,657	(4,149,257)
Changes in
Trading Advisor management fee payable	(66,011)	(120,009)
Commissions and other trading fees payable on open contracts	(21,021)	24,308
Cash Manager fees payable	(37,058)	(50,507)
General Partner management and performance fees payable	(70,166)	(57,579)
General Partner 1% allocation receivable/payable	1,108,301	1,149,005
Selling Agent fees payable – General Partner	(45,462)	(42,676)
Administrative expenses payable – General Partner	(19,805)	(14,707)
Net cash provided by operating activities	65,157,508	89,570,293

Cash flows from financing activities
Subscriptions	19,615,211	22,255,578
Subscriptions received in advance	3,820,163	12,782,644
Redemptions	(107,147,358)	(56,489,723)
Net cash used in financing activities	(83,711,984)	(21,451,501)

Net increase (decrease) in cash and cash equivalents	(18,554,476)	68,118,792
Cash and cash equivalents, beginning of period	533,216,653	395,846,968
Cash and cash equivalents, end of period	$514,662,177	$463,965,760

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$470,662,264	$431,322,437
Cash and cash equivalents	43,999,913	32,643,323
Total end of period cash and cash equivalents	$514,662,177	$463,965,760

Supplemental disclosure of cash flow information
Prior period redemptions paid	$41,157,564	$22,127,237
Prior period subscriptions received in advance	$9,060,642	$15,876,320

Supplemental schedule of non-cash financing activities
Redemptions payable	$38,437,189	$28,731,372

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	Class A		Class B		Class I
	Units	Amount	Units	Amount	Units	Amount	Total
Three Months Ended March 31, 2013
Balance at December 31, 2012	178,207.9880	$753,610,488	86,910.3630	$508,000,871	2,484.3408	$2,267,581	$1,263,878,940
Net income		14,007,308		11,700,349		111,115	25,818,772
Subscriptions	3,896.1395	16,654,566	1,517.5528	8,981,142	3,305.6618	3,040,145	28,675,853
Redemptions	(13,576.2487)	(58,305,932)	(7,743.1747)	(46,121,051)	—	—	(104,426,983)
Transfers	(342.9134)	(1,475,619)	247.2911	1,475,619	—	—	—
Balance at March 31, 2013	168,184.9654	$724,490,811	80,932.0322	$484,036,930	5,790.0026	$5,418,841	$1,213,946,582

Three Months Ended March 31, 2012
Balance at December 31, 2011	192,640.4151	$872,169,401	99,309.8890	$610,486,703	—	$—	$1,482,656,104
Net loss		(13,722,214)		(6,839,078)		—	(20,561,292)
Subscriptions	4,951.8073	22,476,685	2,535.8648	15,655,313	—	—	38,131,998
Redemptions	(7,023.6459)	(31,659,288)	(5,125.7623)	(31,434,570)	—	—	(63,093,858)
Transfers	(189.1427)	(842,770)	138.6971	842,770	—	—	—
Balance at March 31, 2012	190,379.4338	$848,421,814	96,858.6886	$588,711,138	—	$—	$1,437,132,952

Net Asset Value per Unit

	Class A	Class B	Class I

March 31, 2013	$4,307.70	$5,980.78	$935.90
December 31, 2012	4,228.83	5,845.11	912.75
March 31, 2012	4,456.48	6,078.04	—
December 31, 2011	4,527.45	6,147.29	—

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

The three classes of Units in the Fund differ only in the fees applicable to each class. Class A Units are subject to a 2% per annum selling agent fee and class B Units are subject to a 0.2% per annum broker dealer servicing fee. Class I Units are subject to higher minimum investments requirements, lower General Partner Management Fees (0.75% per annum instead of 1.50% per annum), and a General Partner performance fee (7.5% of new profits, described more fully in Note 4).

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the periods ended March 31, 2013 and December 31, 2012, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through March 31, 2013. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2009.

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

Reclassification

Certain amounts reported in the 2012 consolidated financial statements may have been reclassified to conform to the 2013 presentation without affecting previously reported partners’ capital (net asset value).

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At March 31, 2013
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$22,190,100	$—	$22,190,100
Net unrealized loss on open forward currency contracts*	—	(5,813)	(5,813)
Cash and cash equivalents:
Money market fund	18,369,723	—	18,369,723
Investments in securities:
U.S. Treasury securities*	131,175,531	—	131,175,531
U.S. government sponsored enterprise notes*	—	1,410,725	1,410,725
Commercial paper*	—	86,927,752	86,927,752
Corporate notes*	—	446,838,787	446,838,787
Certificates of deposit*	—	59,167,006	59,167,006
Total	$171,735,354	$594,338,457	$766,073,811

*See the consolidated condensed schedule of investments for further description.

At December 31, 2012
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$12,117,973	$—	$12,117,973
Net unrealized gain on open forward currency contracts*	—	5,626,395	5,626,395
Cash and cash equivalents:
Money market fund	12,193,936	—	12,193,936
Investments in securities:
U.S. Treasury securities*	105,315,591	—	105,315,591
U.S. government sponsored enterprise notes*	—	16,749,015	16,749,015
Commercial paper*	—	95,656,701	95,656,701
Corporate notes*	—	482,617,009	482,617,009
Certificates of deposit*	—	68,111,362	68,111,362
Total	$129,627,500	$668,760,482	$798,387,982

*See the consolidated condensed schedule of investments for further description.

There were no Level 3 holdings at March 31, 2013 or December 31, 2012, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At March 31, 2013, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$6,603,434	$(3,854,512)	$2,748,922
Currencies	3,797,685	(5,809,731)	(2,012,046)
Energy	4,271,776	(3,594,519)	677,257
Equity indices	10,523,018	(10,050,610)	472,408
Interest rate instruments	22,386,596	(4,474,308)	17,912,288
Metals	17,095,556	(14,868,438)	2,227,118
Single stock futures	300,194	(136,041)	164,153
Net unrealized gain on open futures contracts	$64,978,259	$(42,788,159)	$22,190,100

Net unrealized gain (loss) on open forward currency contracts	$7,426,144	$(7,431,957)	$(5,813)

At March 31, 2013, there were 114,626 open futures contracts and 3,079 open forward currency contracts. At December 31, 2012, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

December 31, 2012	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$6,119,312	$(3,995,877)	$2,123,435
Currencies	10,634,972	(5,655,770)	4,979,202
Energy	4,377,815	(3,420,711)	957,104
Equity indices	12,433,423	(8,119,236)	4,314,187
Interest rate instruments	14,620,306	(10,224,741)	4,395,565
Metals	5,720,409	(10,466,489)	(4,746,080)
Single stock futures	197,149	(102,589)	94,560
Net unrealized gain on open futures contracts	$54,103,386	$(41,985,413)	$12,117,973

Net unrealized gain (loss) on open forward currency contracts	$13,170,988	$(7,544,593)	$5,626,395

At December 31, 2012, there were 125,947 open futures contracts and 2,428 open forward currency contracts. For the three months ended March 31, 2013 and 2012, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended March 31, 2013		Three Months Ended March 31, 2012
Types of Exposure	Net realized gain	Net change in unrealized gain (loss)	Net realized gain	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(1,387,392)	$625,487	$(15,265,980)	$8,064,586
Currencies	16,204,386	(6,991,248)	(1,224,791)	(16,263,668)
Energy	(5,556,731)	(279,847)	58,257,662	(8,657,227)
Equity indices	63,580,916	(3,841,779)	36,378,280	2,012,509
Interest rate instruments	(41,057,555)	13,516,723	(26,277,198)	(23,110,320)
Metals	(5,086,923)	6,973,198	(15,407,412)	(1,390,706)
Single stock futures	1,613,218	69,593	1,787,827	(6,956)
Total futures contracts	28,309,919	10,072,127	38,248,388	(39,351,782)
Forward currency contracts	9,005,771	(5,632,208)	(4,097,684)	(3,479,538)
Total futures and forward currency contracts	$37,315,690	$4,439,919	$34,150,704	$(42,831,320)

For the three months ended March 31, 2013 and 2012, the number of futures contracts closed was 346,335 and 347,177, respectively, and the number of forward currency contracts closed was 11,788 and 10,298, respectively.

4.	General Partner

At March 31, 2013 and December 31, 2012, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund. However, the beneficiary of the majority shareholder of the General Partner had the following investment:

	March 31, 2013	December 31, 2012
Class of units	I	I
Number of units	254.4114	254.4114
Value	$238,103	$232,214

 The General Partner earns the following compensation:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A and Class B Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A and Class B Units, payable in arrears. Prior to June 1, 2012, the general partner management fee was 1.75% per annum. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.
▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units calculated monthly. The general partner performance fee is payable quarterly in arrears.
▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Selling agent fees amounted to $3,808,083 and $4,394,452 for the three months ended March 31, 2013 and 2012, respectively. Such amounts are included in selling agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.
▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. Broker dealer servicing fees amounted to $254,467 and $306,895 for the three months ended March 31, 2013 and 2012, respectively. Such amounts are included in selling agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

▪	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the fund, payable in arrears to the General Partner. The General Partner, in turn, pays the administrative expenses of the Fund. Administrative expenses include accounting, audit, legal, salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund; such as, salaries and commissions of General Partner marketing personnel, administrative employee salaries and related costs.

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

The Fund uses J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.11% of the investments in securities and certificates of deposit.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with its futures brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At March 31, 2013 and December 31, 2012, the Fund had margin requirements of $191,490,604 and $250,611,119, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A and B units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, B or I interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At March 31, 2013 and December 31, 2012, the Fund received advance subscriptions of $3,820,163 and $9,060,642, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at March 31, 2013.

Country or Region	U.S. Treasury Securities	Gov't Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$131,175,531	$1,410,725	$55,893,335	$343,140,839	$48,056,241	$579,676,671	47.76%
Great Britain	-	-	7,540,841	20,330,451	-	27,871,292	2.30%
Netherlands	-	-	-	27,584,021	-	27,584,021	2.27%
Canada	-	-	1,999,187	16,514,892	2,010,676	20,524,755	1.69%
Japan	-	-	2,499,649	5,991,120	7,048,117	15,538,886	1.28%
Multinational	-	-	2,748,689	8,757,164	-	11,505,853	0.95%
Netherland Antilles	-	-	-	9,476,186	-	9,476,186	0.78%
Australia	-	-	2,199,923	5,025,628	2,051,972	9,277,523	0.76%
Singapore	-	-	5,398,245	-	-	5,398,245	0.44%
Denmark	-	-	-	5,017,996	-	5,017,996	0.41%
Germany	-	-	-	5,000,490	-	5,000,490	0.41%
Sweden	-	-	3,248,502	-	-	3,248,502	0.27%
France	-	-	2,999,633	-	-	2,999,633	0.25%
Norway	-	-	2,399,748	-	-	2,399,748	0.20%
Total	$131,175,531	$1,410,725	$86,927,752	$446,838,787	$59,167,006	$725,519,801	59.77%

The following table presents the exposure at December 31, 2012.

Country or Region	U.S. Treasury Securities	Gov't Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$105,315,591	$16,749,015	$56,716,412	$346,154,430	$54,744,623	$579,680,071	45.85%
Netherlands	-	-	-	32,673,377	-	32,673,377	2.59%
Great Britain	-	-	11,545,640	20,784,007	-	32,329,647	2.56%
Canada	-	-	4,199,589	20,875,991	2,008,124	27,083,704	2.14%
Japan	-	-	2,899,522	5,991,129	9,305,595	18,196,246	1.44%
Australia	-	-	3,997,360	11,593,198	2,053,020	17,643,578	1.40%
France	-	-	3,899,974	12,367,354	-	16,267,328	1.29%
Netherland Antilles	-	-	-	9,489,970	-	9,489,970	0.75%
Multinational	-	-	3,998,800	4,760,818	-	8,759,618	0.69%
Ireland	-	-	-	7,991,462	-	7,991,462	0.63%
Singapore	-	-	5,299,611	-	-	5,299,611	0.42%
Germany	-	-	-	5,000,646	-	5,000,646	0.40%
Denmark	-	-	-	4,934,627	-	4,934,627	0.39%
Luxumberg	-	-	3,099,793	-	-	3,099,793	0.25%
Total	$105,315,591	$16,749,015	$95,656,701	$482,617,009	$68,111,362	$768,449,678	60.80%

9.	Indemnifications

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

The consolidated statements of financial condition, including the consolidated condensed schedule of investments, at March 31, 2013, the consolidated statements of operations for the three months ended March 31, 2013 and 2012, the consolidated statements of cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2013 and 2012, and the accompanying notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such consolidated financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at March 31, 2013, results of operations for the three months ended March 31, 2013 and 2012, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2013 and 2012. The results of operations for the three months ended March 31, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year or any other period. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11. Financial Highlights

The following information presents per unit operating performance data and other financial ratios for the three months ended March 31, 2013 and 2012, assuming the unit was outstanding throughout the entire period:

	Three Months Ended March 31,
	2013			2012
	Class A	Class B	Class I†	Class A	Class B	Class I†
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$4,228.83	$5,845.11	$912.75	$4,527.45	$6,147.29	$—
Gain (loss) from operations
Gain (loss) from trading(1)	136.46	188.31	29.86	(29.85)	(41.05)	—
Net investment loss(1)	(57.59)	(52.64)	(6.71)	(41.12)	(28.20)	—
Total gain (loss) from operations	78.87	135.67	23.15	(70.97)	(69.25)	—

Net asset value per Unit at end of period	$4,307.70	$5,980.78	$935.90	$4,456.48	$6,078.04	$—

Total return (4)	1.87%	2.32%	2.54%	(1.57)%	(1.13)%	—

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees and General Partner 1% allocation (2) (3)	5.67%	3.82%	3.19%	5.93%	4.11%	—
General Partner 1% allocation (4)	0.02%	0.02%	0.03%	(0.02)%	(0.01)%	—
Total expenses	5.69%	3.84%	3.22%	5.91%	4.10%	—

Net investment loss (2) (3) (5)	(5.31)%	(3.46)%	(2.79)%	(3.70)%	(1.88)%	—

† Class I units commenced trading on June 1, 2012

Total returns are calculated based on the change in value of a Unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1) The net investment loss per unit is calculated by dividing the net investment loss by the average number of Class A, B or I Units outstanding during the period. Gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of gain (loss) from trading per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.

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

(5) Ratio excludes Trading Advisor incentive fees and General Partner 1% allocation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The returns for each Class of Units for the three months ended March 31, 2013 and 2012 were:

Class of Units	2013	2012
Class A	1.87%	(1.57)%
Class B	2.32%	(1.13)%
Class I	2.54%	—

Past performance is not necessarily indicative of future results. Class I Units were introduced on June 1, 2012. Further analysis of the trading gains and losses is provided below.

29

2013

January

Spurred on by the resolution of the U.S. “fiscal 4.0% cliff” negotiations, markets began 2013 with a strong risk appetite. This led to a rally in global equities and industrial commodities and caused a sell-off in safe haven bonds. In Europe, investors gained confidence that the region’s sovereign debt crisis had been contained, helping the euro strengthen against other currencies. Meanwhile, Japan’s new government implemented a stimulus program consisting of major fiscal spending, coupled with measures to weaken the yen to help the country’s exporters.

The Fund started the year on a positive note, as it profited from long positions in stock indices and energy, as well as short positions in the Japanese yen. These gains were partially offset by losses from long fixed income positions, as bond yields and interest rates climbed during the month. Overall, the Fund returned a profit for the month, with Class A Units up 2.20%, Class B Units up 2.35%, and Class I Units up 2.25%.

February

Although February began with a continuation of January’s risk-seeking market trends, the second half of the month saw “risk-off” price reversals across many sectors. Weak European data signaled a region-wide economic contraction. The UK suffered a credit rating downgrade as it is on the verge of a triple-dip recession. Meanwhile, Italian voters toppled the country’s incumbent government with an election result that repudiated austerity as a means of managing Europe’s sovereign debt crisis. In the U.S., minutes from the most recent Fed meeting hinted at a sooner than expected slowdown of monetary stimulus, frightening investors who anticipated longer term quantitative easing.

The Fund entered February with “risk-on” exposures in many of the markets it trades, including long positions in equities, industrial commodities, the euro and high-yielding currencies. February’s market reversals caused losses in a number of these positions. The largest losses came from energy, as oil prices fell late in the month on concerns over global demand as well as U.S. supply hitting a 20-year high due to shale fracking. In currencies, the decline of the euro detracted from performance. The Fund did however make gains in fixed income with long positions in U.S. bonds. In the agricultural sector, easing drought conditions in the Midwest lowered wheat prices, helping the Fund’s short position. In stock indices, the Fund made a small net gain as profits in the U.S. and Asia were offset by losses in Europe. Overall, the Fund finished with a loss for the month, with Class A Units down 1.41%, Class B Units down 1.26%, and Class I Units down 1.18%.

March

Overall, the Fund returned a profit for the month, with Class A Units up 1.10%, Class B Units up 1.25%, and Class I Units up 1.48%. In March, financial headlines were dominated by the banking crisis in Cyprus. Eurozone members led by Germany made the release of bailout funds contingent on a Cypriot financial contribution through a one-time “tax” on bank deposits. This action sparked protests over the plan’s fairness. A last minute compromise deal exempted smaller insured deposits from capital seizure. Investors feared that the Cyprus bailout might create a precedent for haircutting depositors at troubled banks in Spain and Italy. This prompted a sell-off in the euro, a slide in southern European stock markets and a rally in safe haven German bunds. Meanwhile, in the U.S., equities climbed with largely positive economic data and a statement from Fed Chairman Bernanke that he saw no evidence of a stock bubble. In Japan, monetary easing by the Abe government continued, boosting bond and equity markets and depreciating the yen.

The Fund profited in March from long positions in stocks, especially in the U.S. Gains were also made in the currency sector from short positions in the Japanese yen. The Fund was flat in fixed income as gains from being long the German bund were offset by losses due to trend reversals in the U.S. bond market. The contribution of physical commodity markets to the Fund’s performance during the month was minimal.

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

Capital Resources

The Fund intends to raise additional capital only through the sale of Units, and does not intend to raise any capital through borrowing. Due to the nature of the Fund’s business, the Fund does not contemplate making capital expenditures. The Fund does not have, nor does it expect to have, any capital assets. Redemptions, exchanges and sales of Units in the future will affect the amount of funds available for investments in futures contracts, forward currency contracts and other financial instruments in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future capital inflows and outflows related to the sale and redemption of Units. There are no known or expected material trends, favorable or unfavorable, that would affect the Fund’s capital resource arrangements at the present time.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund's open positions by market sector at March 31, 2013 and December 31, 2012. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	March 31, 2013		December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$15,002,061	1.24%	$15,121,060	1.19%
Currencies	44,154,989	3.64%	80,209,588	6.35
Energy	9,869,407	0.81%	11,375,877	0.90
Equity indices	60,724,468	5.00%	81,635,067	6.46
Interest rate instruments	54,208,183	4.47%	58,004,027	4.59
Metals	14,377,234	1.18%	14,346,855	1.14
Single stock futures	5,581,253	0.46%	4,786,136	0.38
Total	$203,917,595	16.80%	$265,478,610	21.01%

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

The following were the primary trading risk exposures of the Fund as of March 31, 2013, by market sector.

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

The following were the only non-trading risk exposures of the Fund as of March 31, 2013.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at March 31, 2013 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from risk factors disclosed in the Fund’s Form 10-K for year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended March 31, 2013. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended March 31, 2013 were as follows:

	January	February	March	Total
A Units
Units redeemed	3,276.2312	4,764.3355	5,535.6820	13,576.2487
Average net asset value per unit	$4,321.78	$4,260.97	$4,307.70	$4,294.70

B Units
Units redeemed	2,673.4560	2,630.0522	2,439.6665	7,743.1747
Average net asset value per unit	$5,982.50	$5,907.10	$5,980.78	$5,956.35

There were no redemptions of Class I Units during the three months ended March 31, 2013.

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

Dated: May 14, 2013	Futures Portfolio Fund, Limited Partnership

By:	Steben & Company, Inc.
General Partner

By:	/s/ Kenneth E. Steben
Name:	Kenneth E. Steben
Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

By:	/s/ Carl A. Serger
Name:	Carl A. Serger
Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)

