Form 10-Q
period 2013-06-30
FUTURES PORTFOLIO FUND L.P.
filed 2013-08-14
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

Commission file number: 000-50728

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

Organized in Maryland	IRS Employer Identification No.: 52-1627106

c/o Steben & Company, Inc.
9711 Washingtonian Blvd., Suite 400
Gaithersburg, Maryland 20878
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
Yes ☐ No ☒

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

Futures Portfolio Fund, Limited Partnership
Consolidated Statements of Financial Condition
June 30, 2013 (Unaudited) and December 31, 2012 (Audited)

	June 30, 2013	December 31, 2012
Assets
Equity in broker trading accounts
Cash	$333,844,792	$509,692,323
Net unrealized gain on open futures contracts	11,825,913	12,117,973
Net unrealized gain (loss) on open forward currency contracts	(5,390,699)	5,626,395
Total equity in broker trading accounts	340,280,006	527,436,691
Cash and cash equivalents	38,086,845	23,524,330
Investments in securities, at fair value	676,363,794	700,338,316
Certificates of deposit, at fair value	65,055,708	68,111,362
General Partner 1% allocation receivable and other	467,533	847,505
Total assets	$1,120,253,886	$1,320,258,204

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$2,401,957	$2,067,535
Commissions and other trading fees payable on open contracts	135,025	278,431
Cash Manager fees payable	198,171	307,443
General Partner management and performance fees payable	1,398,978	1,635,993
Selling Agent fees payable – General Partner	1,184,699	1,380,866
Administrative expenses payable – General Partner	416,828	490,790
Redemptions payable	21,485,538	41,157,564
Subscriptions received in advance	5,534,740	9,060,642
Total liabilities	32,755,936	56,379,264
Partners’ Capital (Net Asset Value)
Class A Interests – 162,017.8849 and 178,207.9880 units outstanding at June 30, 2013 and December 31, 2012, respectively	654,177,690	753,610,488
Class B Interests – 76,045.8513 and 86,910.3630 units outstanding at June 30, 2013 and December 31, 2012, respectively	428,218,140	508,000,871
Class I Interests – 5,790.0026 and 2,484.3408 units outstanding At June 30, 2013 and December 31, 2012, respectively	5,102,120	2,267,581
Total partners’ capital (net asset value)	1,087,497,950	1,263,878,940
Total liabilities and partners’ capital (net asset value)	$1,120,253,886	$1,320,258,204

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments
June 30, 2013
(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield1
$9,000,000	7/15/13	U.S. Treasury Notes	1.00%	$9,044,668	0.83%
7,500,000	8/15/13	U.S. Treasury Notes	0.75%	7,527,283	0.69%
3,185,000	8/31/13	U.S. Treasury Notes	3.13%	3,234,320	0.30%
12,020,000	8/31/13	U.S. Treasury Notes	0.13%	12,025,960	1.10%
8,000,000	9/30/13	U.S. Treasury Notes	0.13%	8,003,138	0.74%
3,200,000	10/31/13	U.S. Treasury Notes	2.75%	3,242,951	0.30%
5,000,000	11/15/13	U.S. Treasury Notes	0.50%	5,010,418	0.46%
8,250,000	11/30/13	U.S. Treasury Notes	0.25%	8,256,581	0.76%
8,000,000	12/15/13	U.S. Treasury Notes	0.75%	8,026,063	0.74%
15,300,000	2/28/14	U.S. Treasury Notes	1.88%	15,571,030	1.42%
8,350,000	3/31/14	U.S. Treasury Notes	1.75%	8,485,561	0.78%
5,115,000	4/15/14	U.S. Treasury Notes	1.25%	5,171,827	0.48%
4,000,000	4/30/14	U.S. Treasury Notes	0.25%	4,004,341	0.37%
7,500,000	5/15/14	U.S. Treasury Notes	1.00%	7,562,604	0.70%
3,000,000	5/31/14	U.S. Treasury Notes	0.25%	3,002,393	0.28%
8,100,000	6/30/14	U.S. Treasury Notes	2.63%	8,296,120	0.76%
4,000,000	6/30/14	U.S. Treasury Notes	0.25%	4,002,371	0.37%
5,000,000	8/31/14	U.S. Treasury Notes	2.38%	5,165,081	0.47%
2,700,000	12/31/14	U.S. Treasury Notes	0.13%	2,695,157	0.25%
3,700,000	1/31/15	U.S. Treasury Notes	0.25%	3,703,137	0.34%
Total U.S. Treasury securities (cost: $132,498,785)				132,031,004	12.14%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield1
$250,000	8/9/13	Federal National Mortgage Assoc.	0.50%	250,603	0.02%
Total U.S. government sponsored enterprise notes (cost: $251,294)				250,603	0.02%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield1
Automotive
$3,000,000	7/22/13	VW Credit, Inc.	0.29%	2,999,493	0.28%
Banks
3,000,000	7/30/13	JPMorgan Chase & Co.	0.16%	2,999,613	0.28%
2,700,000	9/16/13	Mitsubishi UFJ Trust and Banking Corp.	0.19%	2,698,903	0.25%
3,000,000	9/3/13	Mizuho Funding LLC	0.22%	2,998,853	0.28%
2,000,000	10/7/13	National Australia Bank (Delaware)	0.19%	1,998,966	0.17%
3,000,000	7/15/13	Standard Chartered Bank	0.23%	2,999,732	0.28%
3,000,000	8/26/13	UBS Finance (Delaware) LLC	0.20%	2,999,067	0.28%
2,300,000	7/23/13	Union Bank, NA	0.14%	2,299,803	0.21%
Beverages
3,000,000	7/10/13	Bacardi Corporation	0.26%	2,999,805	0.28%
2,000,000	7/9/13	Brown-Forman Corporation	0.15%	1,999,933	0.17%
Consumer Products
2,000,000	10/15/13	Procter & Gamble	0.13%	1,999,576	0.17%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
June 30, 2013
(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield1
Diversified Financial Services
$2,600,000	7/22/13	Nissan Motor Acceptance Corporation	0.28%	$2,599,575	0.24%
2,700,000	7/31/13	River Fuel Company #2, Inc.	0.13%	2,699,707	0.25%
Energy
2,800,000	7/3/13	Apache Corporation	0.31%	2,799,952	0.26%
2,600,000	7/8/13	Duke Energy	0.27%	2,599,864	0.24%
3,200,000	7/2/13	Motiva Enterprises LLC	0.12%	3,199,989	0.29%
2,500,000	7/16/13	Oglethorpe Power Corp.	0.16%	2,499,833	0.23%
3,000,000	7/8/13	ONEOK, Inc.	0.25%	2,999,854	0.28%
2,800,000	7/11/13	PPL Electric Utilities Corporation	0.30%	2,799,767	0.26%
3,000,000	7/2/13	Sempra Energy	0.22%	2,999,982	0.28%
2,300,000	7/9/13	Southern Company	0.17%	2,299,913	0.21%
Non-profit
2,700,000	8/8/13	Catholic Health Initiatives	0.13%	2,699,629	0.25%
Retail
2,500,000	8/22/13	Army and Air Force Exchange Service	0.12%	2,499,567	0.23%
Total U.S. commercial paper (cost: $61,683,641)				61,691,376	5.67%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield1
Banks
$2,225,000	7/10/13	DBS Bank Ltd.	0.12%	2,224,935	0.20%
2,900,000	8/9/13	DNB Bank ASA	0.17%	2,899,466	0.27%
3,100,000	7/1/13	Oversea-Chinese Banking Corp.	0.21%	3,100,000	0.29%
3,000,000	9/5/13	Skandinaviska Enskilda Banken AB	0.19%	2,998,955	0.28%
2,700,000	7/17/13	Sumitomo Mitsui Bank	0.23%	2,699,724	0.25%
2,700,000	7/18/13	Toronto-Dominion Bank	0.13%	2,699,834	0.25%
3,000,000	8/16/13	UOB Funding LLC	0.16%	2,999,387	0.28%
Consumer Products
2,300,000	3/4/14	Reckitt Benckiser Treasury Services PLC	0.43%	2,295,929	0.21%
4,000,000	4/17/14	Reckitt Benckiser Treasury Services PLC	0.40%	3,990,346	0.36%
Energy
2,500,000	8/26/13	GDF Suez	0.22%	2,499,144	0.23%
Insurance
3,200,000	7/11/13	Prudential PLC	0.22%	3,199,804	0.29%
Multi-national
2,750,000	9/18/13	Corporacion Andina de Fomento	0.20%	2,748,793	0.25%
Total foreign commercial paper (cost: $34,337,445)				34,356,317	3.16%

Total commercial paper (cost: $96,021,085)				96,047,693	8.83%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
June 30, 2013
(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield1
Aerospace
$1,240,000	6/1/14	BAE Systems Holdings Inc.	4.95%	$1,288,700	0.12%
3,700,000	12/2/13	United Technologies	0.54%	3,705,549	0.34%
Apparel
4,625,000	8/23/13	V.F. Corporation	1.02%	4,636,434	0.43%
Automotive
2,500,000	3/28/14	Daimler Finance North America LLC	1.95%	2,527,706	0.23%
4,300,000	7/31/15	Daimler Finance North America LLC	1.30%	4,335,831	0.40%
1,805,000	3/1/14	Johnson Controls, Inc.	1.75%	1,828,814	0.17%
Banks
10,450,000	1/30/14	Bank of America	1.70%	10,539,454	0.97%
2,000,000	8/27/13	Bank of New York Mellon	5.13%	2,049,516	0.19%
5,000,000	7/28/14	Bank of New York Mellon	0.55%	5,009,074	0.46%
2,475,000	9/25/13	BB&T	3.38%	2,513,538	0.23%
189,000	4/1/14	Citigroup Inc.	1.21%	189,179	0.02%
8,000,000	4/1/16	Citigroup Inc.	1.30%	7,922,036	0.73%
2,000,000	5/1/14	Credit Suisse AG	5.50%	2,099,841	0.19%
7,210,000	2/7/14	Goldman Sachs	1.27%	7,247,917	0.67%
10,275,000	2/26/16	JPMorgan Chase & Co.	0.89%	10,267,943	0.94%
7,500,000	1/9/14	Morgan Stanley	0.58%	7,491,419	0.69%
2,641,000	5/1/14	Northern Trust Corporation	4.63%	2,752,195	0.25%
5,000,000	4/14/14	SSIF Nevada, Limited Partnership	0.98%	5,030,195	0.46%
2,650,000	10/30/13	U.S. Bancorp	1.13%	2,659,347	0.24%
7,315,000	10/1/14	Wells Fargo	3.75%	7,444,182	0.68%
Beverages
6,650,000	7/15/15	Anheuser-Busch InBev Worldwide Inc.	0.80%	6,673,201	0.61%
Biotechnology
8,450,000	12/1/14	Gilead Sciences, Inc.	2.40%	8,654,406	0.80%
Chemical
2,559,000	4/30/14	E. I. du Pont de Nemours	4.88%	2,669,099	0.25%
Commercial Services
1,400,000	1/10/14	ERAC USA Finance LLC	2.25%	1,425,447	0.13%
Computers
4,500,000	5/30/14	Hewlett-Packard Company	0.67%	4,476,636	0.41%
3,850,000	9/19/14	Hewlett-Packard Company	1.82%	3,885,334	0.36%
Consumer Products
600,000	12/11/14	Baxter International Inc.	0.45%	599,972	0.06%
675,000	11/30/14	Zimmer Holdings, Inc.	1.40%	680,315	0.06%
Diversified Financial Services
2,500,000	8/25/14	American Express Credit Corporation	5.13%	2,665,039	0.25%
4,500,000	4/8/14	American Honda Finance Corporation	0.41%	4,507,933	0.41%
2,075,000	5/8/14	American Honda Finance Corporation	0.73%	2,083,617	0.19%
3,750,000	8/11/15	American Honda Finance Corporation	1.00%	3,772,421	0.35%
250,000	2/9/15	Caterpillar Financial Services Corp.	0.63%	250,765	0.02%
500,000	2/15/14	CME Group Inc.	5.75%	526,321	0.05%
3,600,000	9/15/14	General Electric Capital Corporation	4.75%	3,822,365	0.35%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
June 30, 2013
(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield1
Diversified Financial Services (continued)
$1,750,000	3/4/15	General Electric Capital Corporation	4.88%	$1,890,533	0.17%
5,565,000	1/8/16	General Electric Capital Corporation	0.48%	5,550,981	0.51%
2,200,000	4/25/14	John Deere Capital Corporation	0.43%	2,204,488	0.20%
800,000	10/8/14	John Deere Capital Corporation	0.38%	801,328	0.07%
3,714,000	9/27/13	MassMutual Global Funding II	0.78%	3,718,963	0.34%
3,000,000	1/17/14	Toyota Motor Credit Corporation	0.68%	3,010,292	0.28%
3,000,000	1/27/14	Toyota Motor Credit Corporation	0.44%	3,005,127	0.28%
8,450,000	2/17/15	Toyota Motor Credit Corporation	1.00%	8,514,323	0.78%
Energy
750,000	8/16/13	Appalachian Power Company	0.65%	750,869	0.07%
400,000	10/15/14	Atmos Energy Corporation	4.95%	425,104	0.04%
1,730,000	5/15/14	DTE Energy Company	7.63%	1,849,448	0.17%
1,855,000	1/15/14	Exelon Generation Company, LLC	5.35%	1,945,414	0.18%
1,050,000	9/15/13	Georgia Power Company	1.30%	1,055,826	0.10%
1,245,000	11/15/14	Indiana Michigan Power Company	5.05%	1,319,680	0.12%
1,000,000	6/1/14	NextEra Energy Capital Holdings, Inc.	1.61%	1,009,546	0.09%
570,000	10/1/14	Niagara Mohawk Power Corporation	3.55%	594,363	0.05%
2,000,000	8/15/14	Public Service Electric and Gas Co.	0.85%	2,013,266	0.19%
2,328,000	3/15/14	Sempra Energy	1.03%	2,336,585	0.21%
Food
2,267,000	8/15/13	General Mills, Inc.	5.25%	2,324,458	0.21%
6,000,000	6/4/15	Kraft Foods Group, Inc.	1.63%	6,075,473	0.56%
Insurance
11,122,000	3/20/15	American International Group, Inc.	3.00%	11,566,509	1.06%
300,000	4/4/14	MetLife Institutional Funding II	1.18%	302,742	0.03%
6,000,000	12/12/13	Metropolitan Life Global Funding I	0.67%	6,012,323	0.55%
800,000	6/10/14	Metropolitan Life Global Funding I	5.13%	836,855	0.08%
1,700,000	9/27/13	Pricoa Global Funding I	0.48%	1,700,466	0.16%
4,450,000	6/11/14	Pricoa Global Funding I	5.45%	4,664,097	0.43%
1,000,000	9/19/14	Principal Life Global Funding II	0.43%	999,915	0.09%
Manufacturing
8,000,000	6/16/14	Eaton Corporation	0.60%	8,009,877	0.74%
3,750,000	10/9/15	General Electric Company	0.85%	3,753,023	0.35%
Media
2,900,000	4/30/15	NBCUniversal Media, LLC	3.65%	3,468,517	0.32%
1,445,000	4/15/16	NBCUniversal Media, LLC	0.82%	1,052,232	0.10%
1,100,000	7/15/13	Thomson Reuters Corporation	5.95%	1,132,185	0.10%
1,875,000	4/1/14	Time Warner Cable Inc.	7.50%	2,001,681	0.18%
3,000,000	12/1/14	Walt Disney	0.88%	3,020,698	0.28%
4,600,000	2/11/15	Walt Disney	0.27%	4,597,995	0.42%
2,200,000	12/1/15	Walt Disney	0.45%	2,187,097	0.20%
Pharmaceutical
5,150,000	11/6/15	AbbVie Inc.	1.03%	5,214,205	0.48%
975,000	2/12/15	Express Scripts Holding Company	2.10%	1,000,270	0.09%
4,925,000	5/18/16	Merck & Co., Inc.	0.46%	4,906,686	0.45%
4,275,000	2/10/14	Novartis Capital Corporation	4.13%	4,439,614	0.41%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
June 30, 2013
(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield1
REITs
$2,400,000	5/15/14	Simon Property Group, L.P.	6.75%	$2,507,736	0.23%
1,000,000	8/15/14	Simon Property Group, L.P.	5.63%	1,074,286	0.10%
Retail
1,800,000	1/15/14	AutoZone, Inc.	6.50%	1,908,121	0.18%
2,200,000	8/1/13	Walgreen	4.88%	2,252,738	0.21%
6,500,000	3/13/14	Walgreen	0.77%	6,510,965	0.60%
4,500,000	2/3/14	Wal-Mart	3.00%	4,633,605	0.43%
Telecommunications
2,000,000	9/15/14	AT&T	5.10%	2,131,469	0.20%
8,050,000	2/13/15	AT&T	0.88%	8,069,860	0.74%
4,575,000	3/6/15	Verizon Communications Inc.	0.47%	4,578,427	0.42%
Total U.S. corporate notes (cost: $294,332,287)				293,162,002	26.96%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield1
Automotive
$3,000,000	3/21/14	Volkswagen Int’l Finance N.V.	1.02%	3,008,832	0.28%
5,870,000	4/1/14	Volkswagen Int’l Finance N.V.	0.89%	5,878,212	0.54%
Banks
3,950,000	5/7/15	Australia and New Zealand Banking Group	0.47%	3,951,655	0.36%
2,000,000	3/19/15	Commonwealth Bank of Australia	3.50%	2,106,445	0.19%
5,000,000	4/14/14	Danske Bank A/S	1.33%	5,027,243	0.46%
3,200,000	8/12/13	HSBC Bank PLC	1.63%	3,224,779	0.30%
400,000	1/17/14	HSBC Bank PLC	1.08%	402,566	0.04%
12,800,000	6/9/14	ING Bank N.V.	1.67%	12,916,406	1.18%
3,050,000	9/25/15	ING Bank N.V.	1.91%	3,110,996	0.29%
1,175,000	4/11/14	National Australia Bank	2.25%	1,197,208	0.11%
7,775,000	5/13/16	Nordea Bank AB	0.74%	7,778,730	0.72%
2,000,000	5/13/14	Rabobank Nederland	4.20%	2,073,340	0.19%
7,650,000	3/18/16	Rabobank Nederland	0.75%	7,680,996	0.71%
4,190,000	11/18/14	Standard Chartered PLC	5.50%	4,438,339	0.41%
5,000,000	5/1/15	Toronto-Dominion Bank	0.45%	5,004,396	0.46%
5,000,000	3/31/14	Westpac Banking Corporation	1.01%	5,019,069	0.46%
Beverages
1,800,000	1/15/14	SABMiller	5.70%	1,895,554	0.17%
Diversified Financial Services
3,000,000	9/16/13	Caisse centrale Desjardins	1.70%	3,019,675	0.28%
Energy
1,100,000	11/15/14	177293 Canada Ltd.	5.00%	1,167,022	0.11%
9,850,000	11/7/13	BP Capital Markets P.L.C.	5.25%	10,091,078	0.92%
1,000,000	3/10/15	BP Capital Markets P.L.C.	3.88%	1,061,498	0.10%
3,650,000	10/1/15	BP Capital Markets P.L.C.	3.13%	3,858,789	0.35%
8,600,000	11/14/14	Canadian Natural Resources Limited	1.45%	8,659,624	0.80%
4,800,000	5/9/16	CNOOC	1.13%	4,761,528	0.44%
3,602,000	3/15/14	EOG Resources, Inc.	4.75%	3,753,895	0.35%
6,350,000	5/20/16	Petrobras Global Finance B.V.	1.89%	6,286,689	0.58%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
June 30, 2013
(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield1
Energy (continued)
$1,076,000	7/15/13	Petro-Canada	4.00%	$1,097,466	0.10%
Manufacturing
1,700,000	4/15/14	Ingersoll-Rand	9.50%	1,848,447	0.17%
Mining
1,140,000	5/1/14	Rio Tinto Finance (USA) Limited	8.95%	1,231,869	0.11%
Multi-national
4,750,000	8/1/13	International Finance Corporation	0.33%	4,757,320	0.44%
4,000,000	2/26/15	International Finance Corporation	0.38%	4,002,112	0.37%
Pharmaceutical
8,650,000	3/17/15	Takeda Pharmaceutical Co Ltd	1.03%	8,723,945	0.80%
8,500,000	3/21/14	Teva Pharmaceutical Finance III BV	0.77%	8,516,952	0.78%
Telecommunications
1,815,000	3/1/14	America Movil, S.A.B. de C.V.	5.50%	1,898,226	0.17%
1,500,000	12/20/13	British Telecommunications PLC	1.40%	1,508,074	0.14%
1,700,000	7/22/13	Deutsche Telekom Int’l Finance B.V.	5.25%	1,744,085	0.16%
2,100,000	6/10/14	Vodafone	4.15%	2,169,432	0.20%
Total foreign corporate notes (cost: $155,750,088)				154,872,492	14.24%
Total corporate notes (cost: $450,082,375)				448,034,494	41.20%
Total investments in securities (cost: $678,853,540)				$676,363,794	62.19%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield1
Banks
$2,000,000	8/15/13	Bank of Montreal (Chicago)	0.48%	$2,002,476	0.18%
2,250,000	10/3/13	Bank of Montreal (Chicago)	0.73%	2,257,167	0.21%
1,100,000	7/24/14	Bank of Montreal (Chicago)	0.46%	1,102,589	0.10%
2,000,000	2/10/14	Bank of New York Mellon	0.78%	2,009,369	0.18%
4,000,000	2/11/14	Bank of Tokyo-Mitsubishi UFJ, Ltd. (NY)	0.42%	4,009,527	0.37%
2,500,000	3/7/14	Bank of Tokyo-Mitsubishi UFJ, Ltd. (NY)	0.40%	2,504,419	0.23%
1,600,000	11/14/13	Barclays Bank PLC (NY)	0.81%	1,611,712	0.15%
1,000,000	1/30/14	Barclays Bank PLC (NY)	0.78%	1,005,921	0.09%
3,000,000	2/14/14	Barclays Bank PLC (NY)	0.75%	3,014,940	0.28%
3,750,000	7/26/13	BB&T	0.48%	3,767,850	0.35%
3,400,000	6/9/14	Credit Suisse AG (NY)	0.50%	3,396,948	0.31%
3,700,000	10/16/13	Deutsche Bank (NY)	0.75%	3,725,101	0.34%
1,500,000	1/17/14	Deutsche Bank (NY)	0.73%	1,507,641	0.14%
3,000,000	8/14/13	Mizuho Corporate Bank (NY)	0.28%	3,003,548	0.28%
2,000,000	8/28/13	Mizuho Corporate Bank (NY)	0.28%	2,002,156	0.18%
5,500,000	10/15/13	Norinchukin Bank (NY)	0.32%	5,504,496	0.51%
1,500,000	7/30/13	Royal Bank of Canada (NY)	0.33%	1,501,041	0.14%
4,600,000	9/3/13	Royal Bank of Canada (NY)	0.47%	4,605,369	0.42%
3,000,000	5/30/14	UBS AG (NY)	0.52%	3,003,430	0.28%
Total U.S. certificates of deposit (cost: $51,400,336)				51,535,700	4.74%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
June 30, 2013
(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield1
Banks
$4,500,000	10/11/13	Landesbank Hessen-Thuringen Girozentrale	0.42%	$4,506,557	0.41%
2,000,000	10/22/13	Sumitomo Mitsui Bank	0.60%	2,010,580	0.18%
5,000,000	5/9/14	Sumitomo Mitsui Bank	0.38%	5,003,015	0.46%
2,000,000	12/19/14	Svenska Handelsbanken AB	0.44%	1,999,856	0.18%
Total foreign certificates of deposit (cost: $13,500,000)				13,520,008	1.23%

Total certificates of deposit (cost: $64,900,336)				$65,055,708	5.97%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$(3,545,006)	(0.34)%
		Currencies		(3,489,141)	(0.32)%
		Energy		(1,920,695)	(0.18)%
		Equity indices		(2,005,534)	(0.18)%
		Interest rate instruments		(892,507)	(0.08)%
		Metals		(6,996,200)	(0.64)%
		Single stock futures		(264,234)	(0.02)%
Net unrealized loss on open long U.S. futures contracts				(19,113,317)	(1.76)%

Short U.S. Futures Contracts
		Agricultural commodities		5,327,383	0.50%
		Currencies		4,085,239	0.38%
		Energy		1,333,933	0.12%
		Equity indices		(494,730)	(0.05)%
		Interest rate instruments		1,023,795	0.09%
		Metals2		23,798,032	2.19%
		Single stock futures		271,549	0.02%
Net unrealized gain on open short U.S. futures contracts				35,345,201	3.25%

Total U.S. Futures Contracts - Net unrealized gain on open U.S. futures contracts				16,231,884	1.49%

Long Foreign Futures Contracts
		Agricultural commodities		(102,199)	(0.01)%
		Currencies		127,624	0.01%
		Energy		(4,079)	(0.00)%
		Equity indices		(1,181,405)	(0.11)%
		Interest rate instruments		(2,321,803)	(0.21)%
		Metals		(87,053)	(0.01)%
Net unrealized loss on open long foreign futures contracts				(3,568,915)	(0.33)%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
June 30, 2013
(Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Short Foreign Futures Contracts
Agricultural commodities	$189,156	0.02%
Currencies	(129,269)	(0.01)%
Energy	(361)	(0.00)%
Equity indices	(860,920)	(0.08)%
Interest rate instruments	(192,449)	(0.02)%
Metals	156,787	0.01%
Net unrealized loss on open short foreign futures contracts	(837,056)	(0.08)%

Total foreign futures contracts - net unrealized loss on open foreign futures contracts	(4,405,971)	(0.41)%

Net unrealized gain on open futures contracts	$11,825,913	1.09%

OPEN FUTURES CONTRACTS
U.S. Forward Currency Contracts
Long2	$(10,937,819)	(1.01)%
Short	5,851,904	0.54%
Net unrealized loss on open U.S. forward currency contracts	(5,085,915)	(0.47)%

Foreign Forward Currency Contracts
Long	549,435	0.05%
Short	(854,219)	(0.08)%
Net unrealized loss on open foreign forward currency contracts	(304,784)	(0.03)%

Net unrealized loss on open forward currency contracts	$(5,390,699)	(0.50)%

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

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments
December 31, 2012
(Audited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENT IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield1
$4,795,000	1/15/13	U.S. Treasury Notes	1.38%	$4,827,597	0.38%
500,000	3/31/13	U.S. Treasury Notes	2.50%	506,123	0.04%
4,000,000	4/30/13	U.S. Treasury Notes	3.13%	4,060,997	0.32%
7,350,000	5/31/13	U.S. Treasury Notes	3.50%	7,474,923	0.59%
8,850,000	6/15/13	U.S. Treasury Notes	1.13%	8,894,753	0.70%
3,500,000	6/30/13	U.S. Treasury Notes	3.38%	3,556,382	0.28%
9,000,000	7/15/13	U.S. Treasury Notes	1.00%	9,083,208	0.72%
4,500,000	7/31/13	U.S. Treasury Notes	3.38%	4,647,405	0.37%
7,500,000	8/15/13	U.S. Treasury Notes	0.75%	7,549,372	0.60%
12,020,000	8/31/13	U.S. Treasury Notes	0.13%	12,022,292	0.96%
8,000,000	9/30/13	U.S. Treasury Notes	0.13%	8,000,371	0.63%
3,200,000	10/31/13	U.S. Treasury Notes	2.75%	3,282,947	0.26%
5,000,000	11/15/13	U.S. Treasury Notes	0.50%	5,017,111	0.40%
8,250,000	11/30/13	U.S. Treasury Notes	0.25%	8,256,648	0.65%
8,000,000	12/15/13	U.S. Treasury Notes	0.75%	8,045,298	0.64%
4,000,000	2/28/14	U.S. Treasury Notes	1.88%	4,102,723	0.32%
5,850,000	3/31/14	U.S. Treasury Notes	1.75%	5,987,441	0.47%
Total U.S. Treasury securities (cost: $105,775,748)				105,315,591	8.33%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield1
$1,160,000	5/28/13	Federal Farm Credit Bank	0.20%	1,160,162	0.09%
3,250,000	1/16/13	Federal Home Loan Bank	1.50%	3,274,086	0.26%
2,300,000	1/29/13	Federal Home Loan Bank	0.38%	2,304,081	0.18%
3,000,000	3/27/13	Federal Home Loan Bank	1.00%	3,014,061	0.24%
6,700,000	1/9/13	Federal Home Loan Mortgage Corp.	1.38%	6,745,650	0.54%
250,000	8/9/13	Federal National Mortgage Assoc.	0.50%	250,975	0.02%
	Total U.S. government sponsored enterprise notes (cost: $16,904,946)			16,749,015	1.33%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield1
Automotive
$4,000,000	1/7/13	BMW US Capital, LLC	0.14%	3,999,908	0.32%
Banks
3,800,000	2/4/13	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.20%	3,799,282	0.30%
3,050,000	1/30/13	Mizuho Funding LLC	0.24%	3,049,410	0.24%
3,800,000	3/4/13	Standard Chartered Bank	0.25%	3,798,364	0.30%
Beverages
1,025,000	2/26/13	Anheuser-Busch InBev Worldwide Inc.	0.24%	1,024,617	0.07%
Diversified Financial Services
3,850,000	2/15/13	Caterpillar Financial Services Corporation	0.19%	3,849,086	0.30%
2,250,000	1/4/13	ING (U.S.) Funding LLC	0.25%	2,249,953	0.18%
1,600,000	2/14/13	UOB Funding LLC	0.19%	1,599,628	0.13%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2012
(Audited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield1
Energy
$2,500,000	1/2/13	Apache Corporation	0.35%	$2,499,976	0.20%
3,500,000	1/25/13	Devon Energy Corporation	0.27%	3,499,370	0.28%
3,500,000	1/10/13	Motiva Enterprises LLC	0.18%	3,499,843	0.28%
3,800,000	1/2/13	NextEra Energy	0.42%	3,799,956	0.30%
3,850,000	2/19/13	Oglethorpe Power Corporation	0.22%	3,848,847	0.30%
3,500,000	1/14/13	ONEOK, Inc.	0.40%	3,499,494	0.28%
3,500,000	1/18/13	Sempra Energy Global Enterprises	0.40%	3,499,339	0.28%
Food
3,700,000	1/24/13	H. J. Heinz Finance Company	0.26%	3,699,385	0.29%
Manufacturing
3,100,000	1/3/13	Danaher Corporation	0.15%	3,099,974	0.25%
2,400,000	1/4/13	Dover Corporation	0.10%	2,399,980	0.19%
Total U.S. commercial paper (cost: $56,708,020)				56,716,412	4.49%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield1
Banks
$5,300,000	2/1/13	DBS Bank Ltd.	0.89%	5,299,611	0.41%
4,000,000	3/25/13	Macquarie Bank Limited	0.63%	3,997,360	0.32%
2,900,000	1/28/13	Sumitomo Mitsui Banking Corporation	0.23%	2,899,522	0.23%
Diversified Financial Services
3,100,000	1/16/13	John Deere Bank SA	0.16%	3,099,793	0.25%
4,200,000	1/17/13	Toyota Credit Canada Inc.	0.22%	4,199,589	0.33%
Energy
3,800,000	1/3/13	BP Capital Markets P.L.C.	0.17%	3,799,968	0.30%
3,900,000	1/2/13	GDF Suez	0.24%	3,899,974	0.31%
Household Products
2,500,000	3/5/13	Reckitt Benckiser	0.75%	2,498,979	0.20%
5,250,000	4/8/13	Reckitt Benckiser	0.80%	5,246,693	0.41%
Latin America Multi-National
4,000,000	2/15/13	Corporacion Andina de Fomento	0.24%	3,998,800	0.32%
Total foreign commercial paper (cost: $38,819,728)				38,940,289	3.08%

Total commercial paper (cost: $95,527,748)				95,656,701	7.57%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield1
Aerospace
$13,000,000	12/2/13	United Technologies	0.58%	13,041,831	1.02%
Apparel
2,325,000	8/23/13	V.F. Corporation	1.06%	2,339,017	0.19%
Automotive
4,300,000	7/31/15	Daimler Finance North America LLC	1.30%	4,348,231	0.34%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2012
(Audited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield1
Banks
$2,000,000	4/16/13	American Express Bank	5.50%	$2,051,847	0.16%
10,450,000	1/30/14	Bank of America Corporation	1.73%	10,569,450	0.84%
2,200,000	4/1/13	Bank of New York Mellon	4.50%	2,247,157	0.18%
2,000,000	8/27/13	Bank of New York Mellon	5.13%	2,097,186	0.17%
5,000,000	7/28/14	Bank of New York Mellon	0.58%	5,013,876	0.40%
2,475,000	9/25/13	BB&T Corporation	3.38%	2,548,743	0.20%
189,000	4/1/14	Citigroup Inc.	1.29%	189,833	0.02%
3,094,000	5/15/13	Credit Suisse (USA), Inc.	5.00%	3,164,704	0.25%
10,000,000	5/2/14	JPMorgan Chase & Co.	1.06%	10,073,010	0.80%
7,500,000	1/9/14	Morgan Stanley	0.65%	7,458,480	0.59%
4,750,000	2/7/14	The Goldman Sachs Group, Inc.	1.31%	4,773,300	0.38%
300,000	6/14/13	U.S. Bancorp	2.00%	302,448	0.02%
2,650,000	10/30/13	U.S. Bancorp	1.13%	2,672,210	0.21%
4,050,000	8/12/13	UBS AG	2.25%	4,123,927	0.33%
1,500,000	8/1/13	Wachovia	5.70%	1,582,385	0.13%
3,800,000	5/1/13	Wachovia	5.50%	3,898,008	0.31%
250,000	5/1/13	Wachovia	2.08%	252,321	0.02%
Beverages
5,000,000	3/26/13	Anheuser-Busch InBev Worldwide Inc.	1.04%	5,009,929	0.40%
2,350,000	1/27/14	Anheuser-Busch InBev Worldwide Inc.	0.86%	2,366,222	0.19%
4,000,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.70%	4,021,288	0.32%
6,101,000	8/15/13	Coca-Cola Enterprises, Inc.	5.00%	6,390,536	0.51%
Biotechnology
2,725,000	12/1/14	Gilead Sciences, Inc.	2.40%	2,815,734	0.22%
Computers
2,800,000	5/24/13	Hewlett-Packard Company	0.59%	2,793,550	0.22%
4,500,000	5/30/14	Hewlett-Packard Company	0.71%	4,413,140	0.35%
3,850,000	9/19/14	Hewlett-Packard Company	1.86%	3,817,278	0.30%
Diversified Financial Services
4,500,000	4/8/14	American Honda Finance Corp.	0.47%	4,503,921	0.36%
2,075,000	5/8/14	American Honda Finance Corp.	0.76%	2,086,053	0.17%
3,750,000	8/11/15	American Honda Finance Corp.	1.00%	3,782,557	0.30%
6,335,000	5/24/13	BlackRock, Inc.	0.61%	6,345,861	0.50%
2,510,000	4/5/13	Caterpillar Financial Services Corporation	2.00%	2,533,229	0.20%
1,600,000	4/1/14	Caterpillar Financial Services Corporation	0.65%	1,608,735	0.13%
250,000	2/9/15	Caterpillar Financial Services Corporation	0.66%	251,331	0.02%
4,800,000	4/7/14	General Electric Capital Corporation	0.98%	4,836,876	0.38%
157,000	1/15/13	John Deere Capital Corporation	5.10%	160,923	0.01%
2,200,000	4/25/14	John Deere Capital Corporation	0.47%	2,205,038	0.17%
800,000	10/8/14	John Deere Capital Corporation	0.44%	801,084	0.06%
3,714,000	9/27/13	MassMutual Global Funding II	0.81%	3,728,241	0.29%
6,517,000	4/5/13	PACCAR Financial Corp.	0.67%	6,527,764	0.52%
5,000,000	4/14/14	SSIF Nevada, LP	1.04%	5,039,277	0.40%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2012
(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield1
Diversified Financial Services (continued)
$300,000	10/11/13	Toyota Motor Credit Corporation	0.80%	$301,570	0.02%
3,000,000	1/17/14	Toyota Motor Credit Corporation	0.73%	3,015,242	0.24%
3,000,000	1/27/14	Toyota Motor Credit Corporation	0.48%	3,005,716	0.24%
8,450,000	2/17/15	Toyota Motor Credit Corporation	1.00%	8,538,549	0.68%
Energy
750,000	8/16/13	Appalachian Power Company	0.69%	751,619	0.06%
1,388,000	3/1/13	Columbus Southern Power Company	5.50%	1,424,464	0.11%
1,000,000	6/1/13	Northeast Utilities	5.65%	1,025,498	0.08%
4,275,000	12/13/13	Occidental Petroleum Corporation	1.45%	4,322,898	0.34%
2,300,000	4/15/13	PSEG Power LLC	2.50%	2,325,412	0.18%
Food
2,267,000	8/15/13	General Mills, Inc.	5.25%	2,378,011	0.19%
1,036,000	3/6/13	Kellogg Company	4.25%	1,056,936	0.08%
6,000,000	6/4/15	Kraft Foods Group, Inc.	1.63%	6,113,689	0.48%
Healthcare
7,743,000	3/1/14	Roche Holdings, Inc.	5.00%	8,263,053	0.65%
Household Products
4,250,000	8/15/14	Procter & Gamble Company	0.70%	4,288,514	0.34%
Insurance
9,750,000	2/11/13	Berkshire Hathaway	0.74%	9,767,035	0.77%
1,980,000	1/10/14	Berkshire Hathaway	0.68%	1,989,617	0.16%
3,650,000	5/8/13	Jackson National Life	5.38%	3,741,729	0.30%
6,000,000	12/12/13	MetLife Global Funding I	0.71%	6,018,316	0.48%
300,000	4/4/14	MetLife Institutional Funding II	1.25%	303,479	0.02%
4,024,000	1/25/13	Monumental Global Funding III	0.49%	4,028,125	0.32%
2,270,000	4/22/13	Monumental Global Funding III	5.50%	2,326,391	0.18%
3,250,000	5/9/13	New York Life	4.65%	3,317,303	0.26%
4,610,000	4/15/13	Pacific Life	5.15%	4,721,379	0.37%
1,700,000	9/27/13	Pricoa Global Funding I	0.51%	1,701,040	0.13%
2,700,000	4/24/13	Principal Life	5.30%	2,765,261	0.22%
725,000	3/15/13	Travelers Companies, Inc.	5.00%	742,732	0.06%
Internet
3,000,000	5/19/14	Google Inc.	1.25%	3,041,444	0.24%
Machinery
3,420,000	5/21/13	Caterpillar Inc.	0.48%	3,425,443	0.27%
Manufacturing
9,035,000	6/21/13	Danaher Corporation	0.56%	9,045,139	0.72%
3,750,000	10/9/15	General Electric Company	0.85%	3,770,437	0.30%
Media
2,400,000	3/15/13	Comcast Corporation	8.38%	2,497,029	0.20%
2,900,000	4/30/15	NBCUniversal Media, LLC	3.65%	3,103,512	0.25%
3,700,000	12/1/14	The Walt Disney Company	0.88%	3,733,464	0.30%
2,200,000	12/1/15	The Walt Disney Company	0.45%	2,190,041	0.17%
1,100,000	7/15/13	Thomson Reuters	5.95%	1,161,117	0.09%
2,200,000	7/1/13	Time Warner Cable Inc.	6.20%	2,328,588	0.18%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2012
(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield1
Pharmaceuticals
$5,150,000	11/6/15	AbbVie Inc.	1.07%	$5,218,139	0.41%
975,000	2/12/15	Express Scripts Holding Company	2.10%	1,001,084	0.08%
2,350,000	3/1/13	McKesson Corporation	5.25%	2,408,630	0.19%
4,275,000	2/10/14	Novartis Capital Corporation	4.13%	4,515,238	0.36%
Retail
3,775,000	7/18/14	Target Corporation	0.49%	3,790,019	0.30%
2,200,000	8/1/13	Walgreen Co.	4.88%	2,298,959	0.18%
6,500,000	3/13/14	Walgreen Co.	0.81%	6,511,837	0.52%
4,500,000	2/3/14	Wal-Mart Stores, Inc.	3.00%	4,687,331	0.37%
4,775,000	4/15/14	Wal-Mart Stores, Inc.	1.63%	4,870,366	0.39%
Semiconductor
4,275,000	5/15/13	Texas Instruments	0.49%	4,282,125	0.34%
Telecommunication
6,550,000	2/13/15	AT&T Inc.	0.88%	6,602,689	0.52%
2,250,000	3/14/14	Cisco Systems, Inc.	0.56%	2,256,759	0.18%
5,700,000	3/28/14	Verizon Communications Inc.	0.92%	5,734,323	0.45%
Transportation
1,000,000	3/1/13	Ryder System, Inc.	6.00%	1,027,594	0.08%
9,424,000	1/15/13	United Parcel Service, Inc.	4.50%	9,633,014	0.76%
Total U.S. corporate notes (cost: $347,870,863)				346,154,430	27.39%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield1
Automotive
$3,000,000	3/21/14	Volkswagen NV	1.06%	3,016,955	0.24%
5,870,000	4/1/14	Volkswagen NV	0.97%	5,903,892	0.47%
Bank
3,300,000	6/28/13	Bank of Montreal	2.13%	3,328,572	0.26%
2,000,000	1/23/13	Barclays Bank PLC	2.50%	2,024,405	0.16%
5,000,000	4/14/14	Danske Bank A/S	1.39%	4,934,627	0.39%
2,300,000	1/18/13	HSBC Bank PLC	0.72%	2,303,895	0.18%
4,150,000	5/15/13	HSBC Bank PLC	0.74%	4,159,770	0.33%
3,200,000	8/12/13	HSBC Bank PLC	1.63%	3,242,478	0.26%
400,000	1/17/14	HSBC Bank PLC	1.13%	403,715	0.03%
9,000,000	3/15/13	ING Bank N.V.	1.36%	9,018,614	0.71%
1,000,000	6/9/14	ING Bank N.V.	1.71%	1,010,429	0.08%
5,000,000	6/17/13	KfW Bankengruppe	0.22%	5,000,646	0.40%
1,500,000	1/8/13	National Australia Bank	2.50%	1,518,397	0.12%
5,000,000	4/11/14	National Australia Bank	1.07%	5,043,164	0.40%
5,000,000	2/4/13	Rabobank Nederland	0.46%	5,003,405	0.40%
6,660,000	7/26/13	Toronto-Dominion Bank	0.49%	6,671,494	0.53%
5,000,000	3/31/14	Westpac Banking Corp.	1.04%	5,031,637	0.40%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2012
(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield1
Chemical
$1,000,000	3/1/13	Potash Corp. of Saskatchewan	4.88%	$1,023,377	0.08%
Energy
8,250,000	11/7/13	BP Capital Markets P.L.C.	5.25%	8,649,744	0.68%
8,600,000	11/14/14	Canadian Natural Resources Ltd	1.45%	8,739,113	0.69%
1,076,000	7/15/13	Petro-Canada	4.00%	1,113,435	0.09%
8,646,000	3/25/13	Shell	1.88%	8,720,082	0.69%
Manufacturing
8,000,000	6/16/14	Eaton Corporation	0.64%	7,991,462	0.63%
Multi-national
4,750,000	8/1/13	International Finance Corp.	0.33%	4,760,818	0.38%
Pharmaceutical
8,065,000	3/28/13	Sanofi	0.51%	8,071,074	0.64%
4,280,000	3/28/14	Sanofi	0.62%	4,296,280	0.34%
5,950,000	3/17/15	Takeda Pharmaceutical Co Ltd	1.03%	5,991,129	0.47%
9,450,000	3/21/14	Teva Pharmaceutical	0.81%	9,489,970	0.75%
Total foreign corporate notes (cost: $136,787,164)				136,462,579	10.80%
Total corporate notes (cost: $484,658,027)				482,617,009	38.19%
Total investments in securities (cost: $702,866,469)				$700,338,316	55.42%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield1
Banks
$2,250,000	1/28/13	Banco del Estado de Chile (NY)	0.60%	$2,256,324	0.18%
2,000,000	8/15/13	Bank of Montreal (Chicago)	0.51%	2,004,552	0.16%
2,250,000	10/3/13	Bank of Montreal (Chicago)	0.81%	2,261,955	0.18%
7,500,000	2/11/13	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.49%	7,516,420	0.59%
2,500,000	4/12/13	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.83%	2,519,034	0.20%
3,000,000	9/27/13	Barclays Bank PLC (NY)	0.94%	3,013,682	0.24%
1,600,000	11/14/13	Barclays Bank PLC (NY)	0.81%	1,602,380	0.13%
3,750,000	7/26/13	BB&T	0.48%	3,762,925	0.30%
2,950,000	7/25/13	Credit Suisse (NY)	0.82%	2,954,218	0.23%
2,975,000	3/14/13	Deutsche Bank (NY)	1.06%	3,005,338	0.24%
3,700,000	10/16/13	Deutsche Bank (NY)	0.75%	3,708,485	0.29%
2,000,000	3/1/13	Mizuho Corporate Bank, Ltd. (NY)	0.46%	2,003,734	0.16%
2,700,000	2/8/13	Norinchukin Bank (NY)	0.52%	2,706,307	0.21%
4,500,000	4/1/13	Norinchukin Bank (NY)	0.43%	4,506,205	0.36%
250,000	3/1/13	PNC Bank	0.41%	250,164	0.02%
250,000	3/15/13	Royal Bank of Canada (NY)	2.25%	252,701	0.02%
1,500,000	7/30/13	Royal Bank of Canada (NY)	0.36%	1,501,102	0.12%
4,600,000	9/3/13	Royal Bank of Canada (NY)	0.51%	4,607,145	0.36%
4,300,000	1/14/13	Standard Chartered Bank	0.57%	4,311,952	0.34%
Total U.S. certificates of deposit (cost: $54,582,427)				54,744,623	4.33%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2012
(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield1
Banks
$2,000,000	2/10/14	Bank of Nova Scotia	0.81%	$2,008,124	0.16%
2,050,000	4/9/13	National Australia Bank	0.43%	2,053,020	0.16%
2,250,000	4/11/13	Sumitomo Mitsui Bank	0.80%	2,266,513	0.18%
5,000,000	5/10/13	Sumitomo Mitsui Bank	0.79%	5,034,435	0.40%
2,000,000	10/22/13	Sumitomo Mitsui Bank	0.60%	2,004,647	0.16%
Total foreign certificates of deposit (cost: $13,300,000)				13,366,739	1.06%

Total certificates of deposit (cost: $67,882,427)				$68,111,362	5.39%

OPEN FUTURE CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$(2,448,733)	(0.19)%
		Currencies		(2,154,771)	(0.17)%
		Energy		1,606,954	0.13%
		Equity indices		943,102	0.07%
		Interest rate instruments		(969,809)	(0.08)%
		Metals		523,562	0.04%
		Single stock futures		65,673	0.01%
Net unrealized loss on open long U.S. futures contracts				(2,434,022)	(0.19)%

Short U.S. Futures Contracts
		Agricultural commodities		4,589,873	0.37%
		Currencies		4,839,647	0.38%
		Energy		(960,037)	(0.08)%
		Equity indices		(857,247)	(0.06)%
		Interest rate instruments		(1,540,849)	(0.12)%
		Metals		(5,401,528)	(0.43)%
		Single stock futures		28,887	0.00%
Net unrealized gain on open short U.S. futures contracts				698,746	0.06%

Total U.S. Futures Contracts - Net unrealized loss on open U.S. futures contracts				(1,735,276)	(0.14)%

Long Foreign Futures Contracts
		Agricultural commodities		(153,049)	(0.01)%
		Currencies		1,672,733	0.13%
		Energy		157,050	0.01%
		Equity indices		6,439,003	0.51%
		Interest rate instruments		7,051,964	0.56%
		Metals		131,886	0.01%
Net unrealized gain on open long foreign futures contracts				15,299,587	1.21%

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

No individual futures or forward currency contract position constituted one percent or greater of partners' capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Statements of Operations
For the Three and Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gain (Loss) from Futures and Forwards Trading
Net realized gain (loss)	$(41,455,147)	$21,720,181	$(4,322,336)	$55,876,037
Net change in unrealized gain (loss)	(15,749,073)	3,929,004	(11,309,154)	(38,902,407)
Brokerage commissions and trading expenses	(1,126,178)	(1,354,970)	(2,438,033)	(2,576,810)
Net gain (loss) from futures and forwards trading	(58,330,398)	24,294,215	(18,069,523)	14,396,820

Income
Interest income	2,453,181	3,794,384	5,031,554	7,843,873
Net realized and change in unrealized gain (loss) on securities and certificates of deposit	(2,118,844)	(1,602,936)	(3,566,501)	2,546,321
Total income	334,337	2,191,448	1,465,053	10,390,194

Expenses
Trading Advisor management fee	4,516,555	5,556,569	9,359,909	11,454,982
Trading Advisor incentive fee	—	9,112,118	—	9,112,118
Cash manager fees	232,857	262,346	429,817	490,319
General Partner management and performance fees	4,433,958	6,166,927	9,207,536	12,697,400
Selling Agent fees – General Partner	3,772,420	4,676,916	7,834,970	9,378,262
General Partner 1% allocation	(722,817)	(9,849)	(462,021)	(217,539)
Administrative expenses – General Partner	1,329,804	1,695,747	2,765,386	3,407,875
Total expenses	13,562,777	27,460,774	29,135,597	46,323,417
Net investment loss	(13,228,440)	(25,269,326)	(27,670,544)	(35,933,223)
Net Loss	$(71,558,838)	$(975,111)	$(45,740,067)	$(21,536,403)

	Three Months Ended June 30,
	2013			2012
	Class A	Class B	Class I	Class A	Class B	Class I
Increase (decrease) in net asset value per unit	$(270.01)	$(349.73)	$(54.70)	$(14.14)	$7.63	$(52.20)

Net income (loss) per unit†	$(268.70)	$(344.54)	$(54.70)	$(11.08)	$11.92	$(52.20)

Weighted average number of units outstanding	164,821.6121	78,234.5164	5,790.0025	188,922.9606	95,006.8982	254.4114

	Six Months Ended June 30,
	2013			2012
	Class A	Class B	Class I	Class A	Class B	Class I
Decrease in net asset value per unit	$(191.14)	$(214.06)	$(31.55)	$(85.11)	$(61.62)	$(52.20)

Net loss per unit†	$(178.79)	$(188.21)	$(39.86)	$(83.05)	$(59.03)	$(52.20)

Weighted average number of units outstanding	169,361.3282	81,048.0733	5,158.5639	190,446.3012	96,677.2146	254.4114
† (based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net loss	$(45,740,067)	$(21,536,403)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Net change in unrealized loss from futures and forwards trading	11,309,154	38,902,407
Purchases of securities and certificates of deposit	(434,437,649)	(1,346,614,457)
Proceeds from disposition of securities and certificates of deposit	457,901,324	1,494,316,739
Net realized and change in unrealized (gain) loss on securities and certificates of deposit	3,566,501	(2,546,321)
Changes in
Due from affiliate	(5,512)	—
Trading Advisor management fee payable	334,422	(272,369)
Trading Advisor incentive fee payable	—	9,112,118
Commissions and other trading fees payable on open contracts	(143,406)	61,687
Cash Manager fees payable	(109,272)	(38,127)
General Partner management and performance fees payable	(237,015)	(417,444)
General Partner 1% allocation receivable/payable	385,484	1,139,156
Selling Agent fees payable – General Partner	(196,167)	(81,858)
Administrative expenses payable – General Partner	(73,962)	(30,790)
Net cash provided by (used in) operating activities	(7,446,165)	171,994,338

Cash flows from financing activities
Subscriptions	37,786,210	60,410,949
Subscriptions received in advance	5,534,740	4,545,055
Redemptions	(197,159,801)	(136,019,424)
Net cash used in financing activities	(153,838,851)	(71,063,420)

Net increase (decrease) in cash and cash equivalents	(161,285,016)	100,930,918
Cash and cash equivalents, beginning of period	533,216,653	395,846,968
Cash and cash equivalents, end of period	$371,931,637	$496,777,886

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$333,844,792	$468,084,819
Cash and cash equivalents	38,086,845	28,693,067
Total end of period cash and cash equivalents	$371,931,637	$496,777,886

Supplemental disclosure of cash flow information
Prior period redemptions paid	$41,157,564	$22,127,237
Prior period subscriptions received in advance	$9,060,642	$15,876,320

Supplemental schedule of non-cash financing activities
Redemptions payable	$21,485,538	$23,158,697

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Statements of Changes in Partners' Capital (Net Asset Value)
For the Six Months Ended June 30, 2013 and 2012
(Unaudited)

	Class A		Class B		Class I
	Units	Amount	Units	Amount	Units	Amount	Total
Six Months Ended June 30, 2013
Balance at December 31, 2012	178,207.9880	$753,610,488	86,910.3630	$508,000,871	2,484.3408	$2,267,581	$1,263,878,940
Net loss		(30,280,082)		(15,254,379)		(205,606)	(45,740,067)
Subscriptions	6,494.2588	27,906,981	2,663.7920	15,899,726	3,305.6618	3,040,145	46,846,852
Redemptions	(21,988.5811)	(94,118,348)	(14,021.8823)	(83,369,427)	—	—	(177,487,775)
Transfers	(685.7808)	(2,941,349)	493.5786	2,941,349	—	—	—
Balance at June 30, 2013	162,017.8849	$654,177,690	76,045.8513	$428,218,140	5,790.0026	$5,102,120	$1,087,497,950

Six Months Ended June 30, 2012
Balance at December 31, 2011	192,640.4151	$872,169,401	99,309.8890	$610,486,703	—	$—	$1,482,656,104
Net loss		(15,816,314)		(5,706,808)		(13,281)	(21,536,403)
Subscriptions	10,042.8150	45,679,510	4,878.2515	30,353,347	254.4114	254,412	76,287,269
Redemptions	(14,822.2771)	(67,475,458)	(11,253.7710)	(69,575,426)	—	—	(137,050,884)
Transfers	(291.0906)	(1,307,425)	213.1043	1,307,425	—	—	—
Balance at June 30, 2012	187,569.8624	$833,249,714	93,147.4738	$566,865,241	254.4114	$241,131	$1,400,356,086

Net Asset Value per Unit
	Class A	Class B	Class I

June 30, 2013	$4,037.69	$5,631.05	$881.20
December 31, 2012	4,228.83	5,845.11	912.75
June 30, 2012	4,442.34	6,085.67	947.80
December 31, 2011	4,527.45	6,147.29	—

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Notes to Consolidated Financial Statements
(Unaudited)

1.	Organization and Summary of Significant Accounting Policies

Description of the Fund

Futures Portfolio Fund, Limited Partnership ("Fund") is a Maryland limited partnership, which operates as a commodity investment pool that commenced trading operations on January 2, 1990. The Fund issues units of limited partner interests ("Units") in three classes, Class A, B and I, which represent units of fractional undivided beneficial interest in and ownership of the Fund. Class I Units were made available for purchase on June 1, 2012. The Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Third Amended and Restated Limited Partnership Agreement ("Partnership Agreement").

The Fund uses commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments traded in the United States ("U.S.") and internationally.

The Fund is a registrant with the U.S. Securities and Exchange Commission ("SEC") pursuant to the U.S. Securities Exchange Act of 1934, as amended ("1934 Act"). As a registrant, the Fund is subject to the regulations of the SEC and the disclosure requirements of the 1934 Act. As a commodity pool, the Fund is subject to the regulations of the U.S. Commodity Futures Trading Commission ("CFTC"), an agency of the U.S. Government, which regulates most aspects of the commodity futures industry; rules of the National Futures Association ("NFA"), an industry self-regulatory organization; rules of Financial Industry Regulatory Authority ("FINRA"), an industry self-regulatory organization; and the requirements of commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of the futures brokers and interbank market makers through which the Fund trades.

Steben & Company, Inc. ("General Partner") is the general partner of the Fund and a Maryland corporation registered with the CFTC as a commodity pool operator and a commodities introducing broker, and is also registered with the SEC as a registered investment advisor and a broker dealer. The General Partner is a member of the NFA and FINRA. The General Partner manages all aspects of the Fund's business and serves as one of the Fund's selling agents.

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

During 2011, the Fund made investments totaling $90 million in the Steben Institutional Fund LLC ("SIF"), whose manager was the General Partner. The Fund was the only member in SIF. Similar to the Fund, SIF used professional commodity trading advisors to engage in the speculative trading of futures and forward currency contracts traded in the U.S. and internationally. SIF traded within six major market sectors: agricultural commodities, currencies, energy, equity indices, interest rate instruments and metals. SIF commenced trading on March 1, 2011. SIF incurred trading advisor management and incentive fees, as well as reimbursed its manager for operating expenses incurred on its behalf. During 2012, the General Partner liquidated SIF, and all of the assets of SIF were transferred to the Fund by October 31, 2012.

Significant Accounting Policies

Accounting Principles
The Fund's consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles ("GAAP").

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an instrument's level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Fund's assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the investment.

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund's accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the periods ended June 30, 2013 and December 31, 2012, there were no such transfers between levels.

A description of the valuation techniques applied to the Fund's major categories of assets and liabilities measured at fair value on a recurring basis follows.

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

Income Taxes
The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund's income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund's tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through June 30, 2013. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2009.

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

Reclassification
Certain amounts reported in the 2012 consolidated financial statements may have been reclassified to conform to the 2013 presentation without affecting previously reported partners' capital (net asset value).

2.	Fair Value Disclosures

The Fund's assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At June 30, 2013
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$11,825,913	$—	$11,825,913
Net unrealized loss on open forward currency contracts*	—	(5,390,699)	(5,390,699)
Cash and cash equivalents:
Money market fund	10,107,592	—	10,107,592
Investments in securities:
U.S. Treasury securities*	132,031,004	—	132,031,004
U.S. government sponsored enterprise notes*	—	250,603	250,603
Commercial paper*	—	96,047,693	96,047,693
Corporate notes*	—	448,034,494	448,034,494
Certificates of deposit*	—	65,055,708	65,055,708
Total	$153,964,509	$603,997,799	$757,962,308

*See the consolidated condensed schedule of investments for further description.

At December 31, 2012
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$12,117,973	$—	$12,117,973
Net unrealized gain on open forward currency contracts*	—	5,626,395	5,626,395
Cash and cash equivalents:
Money market fund	12,193,936	—	12,193,936
Investments in securities:
U.S. Treasury securities*	105,315,591	—	105,315,591
U.S. government sponsored enterprise notes*	—	16,749,015	16,749,015
Commercial paper*	—	95,656,701	95,656,701
Corporate notes*	—	482,617,009	482,617,009
Certificates of deposit*	—	68,111,362	68,111,362
Total	$129,627,500	$668,760,482	$798,387,982

*See the consolidated condensed schedule of investments for further description.

There were no Level 3 holdings at June 30, 2013 or December 31, 2012, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund's other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund's derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At June 30, 2013, the Fund's derivative contracts had the following impact on the consolidated statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Assets	Liabilities	Net
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$6,322,714	$(4,453,380)	$1,869,334
Currencies	4,610,340	(4,015,887)	594,453
Energy	2,004,464	(2,595,666)	(591,202)
Equity indices	1,692,363	(6,234,952)	(4,542,589)
Interest rate instruments	4,400,848	(6,783,812)	(2,382,964)
Metals	24,509,009	(7,637,443)	16,871,566
Single stock futures	325,112	(317,797)	7,315
Net unrealized gain on open futures contracts	$43,864,850	$(32,038,937)	$11,825,913

Net unrealized gain (loss) on open forward currency contracts	$9,108,230	$(14,498,929)	$(5,390,699)

At June 30, 2013, there were 56,924 open futures contracts and 3,639 open forward currency contracts. For the three and six months ended June 30, 2013, the Fund's derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$927,858	$(879,588)	$(459,534)	$(254,101)
Currencies	(15,379,947)	2,606,499	824,439	(4,384,749)
Energy	(29,324,934)	(1,268,459)	(34,881,665)	(1,548,306)
Equity indices	8,043,548	(5,014,997)	71,624,464	(8,856,776)
Interest rate instruments	(19,571,453)	(20,295,252)	(60,629,008)	(6,778,529)
Metals	24,960,189	14,644,448	19,873,266	21,617,646
Single stock futures	(54,863)	(156,838)	1,558,355	(87,245)
Total futures contracts	(30,399,602)	(10,364,187)	(2,089,683)	(292,060)

Forward currency contracts	(10,318,042)	(5,384,886)	(1,312,271)	(11,017,094)

Total futures and forward currency contracts	$(40,717,644)	$(15,749,073)	$(3,401,954)	$(11,309,154)

For the three and six months ended June 30, 2013, the number of futures contracts closed was 381,687 and 728,022, respectively, and the number of forward currency contracts closed was 13,590 and 25,378, respectively. At December 31, 2012, the Fund's derivative contracts had the following impact on the consolidated statements of financial condition:

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

At December 31, 2012, there were 125,947 open futures contracts and 2,428 open forward currency contracts. For the three and six months ended June 30, 2012, the Fund's derivative contracts had the following impact on the consolidated statements of operations:

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

4.	General Partner

At June 30, 2013 and December 31, 2012, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund. However, the beneficiary of the majority shareholder of the General Partner had the following investment:

	June 30, 2013	December 31, 2012
Class of units	I	I
Number of units	254.4114	254.4114
Value	$224,186	$232,214

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

■
General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units calculated monthly. The general partner performance fee is payable quarterly in arrears.

■
Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Selling agent fees amounted to $3,538,100 and $4,375,780 for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, selling agent fees were $7,346,183 and $8,770,232, respectively. Such amounts are included in selling agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

■
Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. Broker dealer servicing fees amounted to $234,320 and $301,135 for the three months ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013 and 2012, broker dealer servicing fees were $488,787 and $608,030, respectively. Such amounts are included in selling agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

■
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

The Fund uses J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the "Cash Managers") to provide cash management services to the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.11% of the investments in securities and certificates of deposit.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with its futures brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At June 30, 2013 and December 31, 2012, the Fund had margin requirements of $99,176,159 and $250,611,119, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A and B units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, B or I interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At June 30, 2013 and December 31, 2012, the Fund received advance subscriptions of $5,534,740 and $9,060,642, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner. A limited partner may request and receive redemption of Class A, B or I Units owned at the end of any month, subject to five business days' prior written notice to the General Partner, and in certain circumstances, restrictions in the Partnership Agreement.

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

Purchase and sale of futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss of contract value. The Commodity Exchange Act ("CEAct") requires a broker to segregate all customer transactions and assets from such broker's proprietary activities. A customer's cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker's segregation requirements. In the event of a broker's insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited. The Fund uses Newedge USA, LLC and JP Morgan Securities, LLC as its futures brokers and Newedge UK Financial Limited and UBG AG as its forward currency counterparties.

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

The Fund has a portion of its assets on deposit with interbank market makers and other financial institutions in connection with its trading of forward currency contracts and its cash management activities. In the event of an interbank market maker's or financial institution's insolvency, recovery of Fund assets on deposit may be limited to account insurance or other protection afforded such deposits.

The Cash Managers manage the Fund's cash and excess margin through investments in fixed income instruments, pursuant to investment parameters established by the General Partner. Fluctuations in prevailing interest rates could cause mark-to-market losses on the Fund's fixed income instruments.

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at June 30, 2013.
Country or Region	U.S. Treasury Securities	Gov't Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$132,031,004	$250,603	$61,691,376	$293,162,002	$51,535,700	$538,670,685	49.53%
Netherlands	—	—	—	42,699,556	—	42,699,556	3.93%
Great Britain	—	—	9,486,079	28,650,109	—	38,136,188	3.51%
Canada	—	—	2,699,834	22,702,078	—	25,401,912	2.34%
Japan	—	—	2,699,724	8,723,945	7,013,595	18,437,264	1.70%
Sweden	—	—	2,998,955	7,778,730	1,999,856	12,777,541	1.17%
Multi-national	—	—	2,748,793	8,759,432	—	11,508,225	1.06%
Australia	—	—	—	13,506,246	—	13,506,246	1.24%
Netherland Antilles	—	—	—	8,516,952	—	8,516,952	0.78%
Singapore	—	—	8,324,322	—	—	8,324,322	0.77%
Denmark	—	—	—	5,027,243	—	5,027,243	0.46%
Hong Kong	—	—	—	4,761,528	—	4,761,528	0.44%
Germany	—	—	—	—	4,506,557	4,506,557	0.41%
Norway	—	—	2,899,466	—	—	2,899,466	0.27%
France	—	—	2,499,144	—	—	2,499,144	0.23%
Mexico	—	—	—	1,898,226	—	1,898,226	0.17%
Bermuda	—	—	—	1,848,447	—	1,848,447	0.17%
Total	$132,031,004	$250,603	$96,047,693	$448,034,494	$65,055,708	$741,419,502	68.18%

The following table presents the exposure at December 31, 2012.

Country or Region	U.S. Treasury Securities	Gov't Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$105,315,591	$16,749,015	$56,716,412	$346,154,430	$54,744,623	$579,680,071	45.85%
Netherlands	—	—	—	32,673,377	—	32,673,377	2.59%
Great Britain	—	—	11,545,640	20,784,007	—	32,329,647	2.56%
Canada	—	—	4,199,589	20,875,991	2,008,124	27,083,704	2.14%
Japan	—	—	2,899,522	5,991,129	9,305,595	18,196,246	1.44%
Australia	—	—	3,997,360	11,593,198	2,053,020	17,643,578	1.40%
France	—	—	3,899,974	12,367,354	—	16,267,328	1.29%
Netherland Antilles	—	—	—	9,489,970	—	9,489,970	0.75%
Multi-national	—	—	3,998,800	4,760,818	—	8,759,618	0.69%
Ireland	—	—	—	7,991,462	—	7,991,462	0.63%
Singapore	—	—	5,299,611	—	—	5,299,611	0.42%
Germany	—	—	—	5,000,646	—	5,000,646	0.40%
Denmark	—	—	—	4,934,627	—	4,934,627	0.39%
Luxumberg	—	—	3,099,793	—	—	3,099,793	0.25%
Total	$105,315,591	$16,749,015	$95,656,701	$482,617,009	$68,111,362	$768,449,678	60.80%

9.	Indemnifications

In the normal course of business, the Fund may enter into contracts and agreements that contain a variety of representations and warranties, and which provide general indemnifications. The Fund's maximum exposure under these arrangements cannot be estimated. However, the Fund believes that it is unlikely it will have to make material payments under these arrangements and has not recorded any contingent liability in the consolidated financial statements for such indemnifications.

10.	Interim Financial Statements

The consolidated statements of financial condition, including the consolidated condensed schedule of investments, at June 30, 2013, the consolidated statements of operations for the three and six months ended June 30, 2013 and 2012, the consolidated statements of cash flows and changes in partners' capital (net asset value) for the six months ended June 30, 2013 and 2012, and the accompanying notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such consolidated financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at June 30, 2013, results of operations for the three and six months ended June 30, 2013 and 2012, cash flows and changes in partners' capital (net asset value) for the six months ended June 30, 2013 and 2012. The results of operations for the three and six months ended June 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year or any other period. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund's Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other financial ratios for the three and six months ended June 30, 2013 and 2012, assuming the unit was outstanding throughout the entire period:

	Three Months Ended June 30,
	2013			2012
	Class A	Class B	Class I†	Class A	Class B	Class I†
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$4,307.70	$5,980.78	$935.90	$4,456.48	$6,078.04	$1,000.00
Gain (loss) from operations
Gain (loss) from trading(1)	(214.28)	(298.65)	(46.78)	73.45	99.37	(51.54)
Net investment loss(1)	(55.73)	(51.08)	(7.92)	(87.59)	(91.74)	(0.66)
Total gain (loss) from operations	(270.01)	(349.73)	(54.70)	(14.14)	7.63	(52.20)

Net asset value per Unit at end of period	$4,037.69	$5,631.05	$881.20	$4,442.34	$6,085.67	$947.80

Total return (4)	(6.27)%	(5.85)%	(5.84)%	(0.32)%	0.13%	(5.22)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees and General Partner 1% allocation (2) (3)	5.61%	3.80%	3.77%	5.82%	3.99%	0.93%
Trading Advisor incentive fees (4)	—	—	—	0.63%	0.63%	(0.02)%
General Partner 1% allocation (4)	(0.06)%	(0.06)%	(0.06)%	—	—	(0.06)%
Total expenses	5.55%	3.74%	3.71%	6.45%	4.62%	0.85%

Net investment loss (2) (3) (5)	(5.50)%	(3.69)%	(3.66)%	(5.22)%	(3.38)%	(0.59)%

	Six Months Ended June 30,
	2013			2012
	Class A	Class B	Class I	Class A	Class B	Class I†
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$4,228.83	$5,845.11	$912.75	$4,527.45	$6,147.29	$1,000.00
Loss from operations
Gain (loss) from trading(1)	(77.87)	(110.30)	(16.57)	43.23	57.23	(51.54)
Net investment loss(1)	(113.27)	(103.76)	(14.98)	(128.34)	(118.85)	(0.66)
Total loss from operations	(191.14)	(214.06)	(31.55)	(85.11)	(61.62)	(52.20)

Net asset value per Unit at end of period	$4,037.69	$5,631.05	$881.20	$4,442.34	$6,085.67	$947.80

Total return (4)	(4.52)%	(3.66)%	(3.46)%	(1.88)%	(1.00)%	(5.22)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees and General Partner 1%allocation (2) (3)	5.64%	3.82%	3.57%	5.86%	4.04%	0.46%
Trading Advisor incentive fees (4)	—	—	—	0.62%	0.62%	(0.02)%
General Partner 1% allocation (4)	(0.04)%	(0.03)%	(0.04)%	(0.02)%	(0.01)%	(0.06)%
Total expenses	5.60%	3.79%	3.53%	6.46%	4.65%	0.38%

Net investment loss (2) (3) (5)	(5.40)%	(3.57)%	(3.33)%	(4.45)%	(2.62)%	(0.30)%
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

(5) Ratio excludes Trading Advisor incentive fees and General Partner 1% allocation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The returns for each Class of Units for the six months ended June 30, 2013 and 2012 were:

Class of Units	2013	2012
Class A	(4.52)%	(1.88)%
Class B	(3.66)%	(1.00)%
Class I	(3.46)%	(5.22)%

Past performance is not necessarily indicative of future results. Class I Units were introduced on June 1, 2012. Further analysis of the trading gains and losses is provided below.

2013

January
Spurred on by the resolution of the U.S. "fiscal cliff" negotiations, markets began 2013 with a strong risk appetite. This led to a rally in global equities and industrial commodities and caused a sell-off in safe haven bonds. In Europe, investors gained confidence that the region's sovereign debt crisis had been contained, helping the euro strengthen against other currencies. Meanwhile, Japan's new government implemented a stimulus program consisting of major fiscal spending, coupled with measures to weaken the yen to help the country's exporters.

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

February
Although February began with a continuation of January's risk-seeking market trends, the second half of the month saw "risk-off" price reversals across many sectors. Weak European data signaled a region-wide economic contraction. The UK suffered a credit rating downgrade as it is on the verge of a triple-dip recession. Meanwhile, Italian voters toppled the country's incumbent government with an election result that repudiated austerity as a means of managing Europe's sovereign debt crisis. In the U.S., minutes from the most recent Fed meeting hinted at a sooner than expected slowdown of monetary stimulus, frightening investors who anticipated longer term quantitative easing.

The Fund entered February with "risk-on" exposures in many of the markets it trades, including long positions in equities, industrial commodities, the euro and high-yielding currencies. February's market reversals caused losses in a number of these positions. The largest losses came from energy, as oil prices fell late in the month on concerns over global demand as well as U.S. supply hitting a 20-year high due to shale fracking. In currencies, the decline of the euro detracted from performance. The Fund did however make gains in fixed income with long positions in U.S. bonds. In the agricultural sector, easing drought conditions in the Midwest lowered wheat prices, helping the Fund's short position. In stock indices, the Fund made a small net gain as profits in the U.S. and Asia were offset by losses in Europe. Overall, the Fund finished with a loss for the month, with Class A Units down 1.41%, Class B Units down 1.26%, and Class I Units down 1.18%.

March
Overall, the Fund returned a profit for the month, with Class A Units up 1.10%, Class B Units up 1.25%, and Class I Units up 1.48%. In March, financial headlines were dominated by the banking crisis in Cyprus. Eurozone members led by Germany made the release of bailout funds contingent on a Cypriot financial contribution through a one-time "tax" on bank deposits. This action sparked protests over the plan's fairness. A last minute compromise deal exempted smaller insured deposits from capital seizure. Investors feared that the Cyprus bailout might create a precedent for haircutting depositors at troubled banks in Spain and Italy. This prompted a sell-off in the euro, a slide in southern European stock markets and a rally in safe haven German bunds. Meanwhile, in the U.S., equities climbed with largely positive economic data and a statement from Fed Chairman Bernanke that he saw no evidence of a stock bubble. In Japan, monetary easing by the Abe government continued, boosting bond and equity markets and depreciating the yen.

The Fund profited in March from long positions in stocks, especially in the U.S. Gains were also made in the currency sector from short positions in the Japanese yen. The Fund was flat in fixed income as gains from being long the German bund were offset by losses due to trend reversals in the U.S. bond market. The contribution of physical commodity markets to the Fund's performance during the month was minimal.

April
In April, economic data in China confirmed a slowdown in growth, while U.S. GDP estimates for the first quarter were weaker than expected. This led to a sell-off in industrial commodities such as energy and base metals, and a rally in Treasury bonds. The price of gold tumbled mid-month, triggered by reports that Cyprus might sell part of its gold reserves to pay down the country's debt. Furthermore, the current absence of global inflation has reduced the attractiveness of precious metals that are often used as a hedge against inflation. Meanwhile, the Japanese central bank continued its policy of monetary stimulus, further weakening the yen and boosting the Nikkei stock index.

During the month, the Fund profited from its long bond positions, particularly in the U.S., where the fixed income market rallied on disappointing economic growth. The Fund's short positions in gold and copper also made a positive return contribution after the decline in precious and base metals prices. Partly offsetting these gains were losses from long exposures to declining oil markets, as well as from trend reversals in agricultural markets such as corn. Overall, the Fund finished the month with a profit, with Class A Units up 3.11%, Class B Units up 3.26%, and Class I Units up 3.10%.

May
In May, improving economic data in the U.S. drove stock indices higher, but also prompted the Fed to signal that it might soon taper its quantitative easing program. Fixed income markets reacted negatively to the prospect of a reduction in the Fed's $85 billion in monthly purchases of Treasury bonds and mortgage backed securities. U.S. 10-year Treasury bond yields jumped 46 basis points from 1.67% to 2.13% during the month, while international bond markets also sold off. Meanwhile in Japan, the high flying Nikkei index, which at one point was up 50% on the year, fell abruptly by 13% over the last 9 days of the month. This was caused by investors taking profits after signs of slowing Chinese growth and impending U.S. monetary tightening.

May proved to be a challenging month for the Fund's trend-following strategies. The majority of losses were a result of sharp declines in global bond markets, particularly in the US and Europe, which hurt the Fund's long positions. The Fund's trading systems responded by cutting back bond positions substantially, standing ready to reposition as new trends emerge, whether bullish or bearish. In the currencies sector, long positions in the Australian dollar and New Zealand dollar detracted from performance, following a surprise interest rate cut in Australia and central bank intervention to weaken the currency in New Zealand. In energy markets, long positions in natural gas suffered as prices declined on higher than expected inventory levels. The Fund did, however, make a profit in equity indices through its long positions across the globe. The Fund was also positive in agricultural commodities, benefitting from a rally in soybeans. Overall, the Fund finished the month with a loss, with Class A Units down 4.97%, Class B Units down 4.83%, and Class I Units down 4.75%.

June
In June, the Fed reaffirmed its desire to phase out its quantitative easing program as long as U.S. economic data continues to improve. Markets interpreted this as the beginning of the end of an era of ultra-easy monetary policy. As a result, global equities and bonds sold off sharply. Ironically, the largest stock market declines were not in the U.S. Prospective tightening by the U.S. Federal Reserve had a greater impact in Europe, where the economic recovery lags the U.S., and in Asia and emerging markets, where a slowdown in China also worried investors. Meanwhile, the Fed's new stance caused gold prices to plummet to levels last seen in 2010, as the risk of inflation due to loose monetary conditions diminished.

The market moves in June were a continuation of the sharp and sudden trend reversals that began at the end of May. These price patterns are particularly difficult for trend-following systems to navigate. The Fund came into June with long exposure to global equities. Although these positions were reduced significantly over the month, the Fund nevertheless saw losses in this sector, particularly in European indices. In currencies, choppy price movements in the euro and British pound sterling against the US dollar were also a detriment to performance. Residual long positions in bonds and interest rates, primarily in Europe, caused losses before positions were closed out. By the end of the month, most of the Fund's trading advisors had systematically moved to net short positions in fixed income instruments. On the positive side, the Fund was able to profit from the downward trend in precious metals, such as gold and silver, as well as in industrial metals, such as copper. Overall, the Fund finished the month with a loss, with Class A Units down 4.34%, Class B Units down 4.20%, and Class I Units down 4.12%.

2012

January
In January, markets responded positively to supportive monetary policy from central banks around the world. In the U.S., the Fed announced that it expected to keep interest rates low through 2014. Meanwhile, in Europe, the European Central Bank was expected to extend its Long-Term Refinancing Operations program by providing additional loans to the region's banks later this year, beyond the nearly half trillion euros (approximately $650 billion) already distributed to banks in December. This improved the European credit environment, helping France, Italy and Spain to hold successful bond auctions at reduced yields and allowing them to shrug off Standard & Poor's sovereign credit downgrades earlier in the month. Positive sentiment fueled by easy monetary policy led to a rally in global equities, industrial commodities, as well as short and medium term interest rate instruments. Among currencies, it also led to a decline in the U.S. dollar, a rebound in the euro, and a surge in commodity currencies.

The Fund profited from long positions in interest rate instruments, particularly Eurodollar and Euribor contracts, as well as from long exposure to U.S. equities and the Australian dollar. In addition, a continued decline in natural gas prices benefited the Fund's short positions. Short positions in metals, including aluminum and silver, resulted in losses, and a short currency exposure to the euro also caused a loss for the fund. Overall, the Fund returned a net profit for the month, with Class A Units up 0.11% and Class B Units up 0.26%.

February
In February, markets were driven by continued monetary stimulus from central banks around the world. The European Central Bank extended an additional €529 billion (approximately $700 billion) in low interest 3-year loans to 800 of the region's banks in the second round of its Long Term Refinancing Operation to shore up the balance sheets of the financial sector in Europe. Since December, the ECB has made over €1 trillion (approximately $1.3 trillion) in loans to Europe's banking sector. Elsewhere, the Bank of Japan and the Bank of England implemented new rounds of quantitative easing in their respective markets. These actions encouraged a greater risk appetite among investors, driving up global equity indices. Meanwhile, the U.S. saw an improvement in labor market data, prompting a rise in U.S. bond yields. In the Middle East, the threat of oil supply disruptions from rising tensions over Iran's nuclear program led to a rally in energy prices, with Brent crude prices exceeding $125 per barrel.

The Fund's largest gains came from the energy sector, where it benefited from long positions in both in crude oil and oil-related products. The Fund also profited from its long exposure to equity indices, particularly in the U.S. However, long positions in the fixed income sector caused losses as bonds in the U.S. sold off. There was also a modest decline in currencies, as depreciation of the Japanese yen hurt the Fund's long positions. Overall, the Fund enjoyed a moderate gain for the month, with Class A Units up 0.54% and Class B Units up 0.69%.

March
In March, markets continued to price in a stronger economic growth outlook for the U.S. Following improved labor and consumption data, the Fed raised its forecast from "modest" to "moderate" growth. Investors interpreted this positive language as a signal that further Fed stimulus in the form of bond purchases was not necessary. As a result U.S. long-term bonds sold off sharply. Meanwhile U.S. equities continued to rally, with the S&P 500 enjoying its best quarter since Q3 of 2009. Elsewhere, the attempt by Chinese authorities to limit domestic inflation through a gradual deceleration of economic growth had a negative impact on commodity currencies such as the Australian dollar. In energy markets, crude oil halted its six month rise due to softer prospective Chinese demand as well as an expected release of strategic oil reserves by the U.S., UK and France.

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

May
In May, the escalating European debt crisis and weak U.S. and Chinese economic data led to a flight to safety in financial markets. In
Greece, electoral gains by anti-austerity political parties stoked fears that the country might ultimately exit the Eurozone. Elsewhere, concerns grew over the health of Spain's banks, as the already debt-laden Spanish government was forced to bail out the country's third largest lender. Meanwhile, labor market conditions deteriorated in the U.S. and industrial production slowed in China. In response, investors sold global equities, energies and commodity currencies and sought the relative safe harbor of bonds and the U.S. dollar.

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

June
The risk appetite of global investors returned in June, as markets anticipated increased central bank intervention to spur weakening economic growth. In Europe, the risk of a splintering of the euro currency union subsided, as Greek parliamentary elections were won by political parties favoring a European bailout with austerity conditions attached, in effect keeping the country in the Eurozone. This was followed by a European summit meeting at month end where EU leaders agreed to ease conditions on loans to Spain and Italy, thereby stemming the surge in borrowing costs in those countries. In response, investors rotated from bonds into equities and sold off the U.S. dollar in favor of the euro and emerging market currencies.

June's market reversals caused the Fund to give back profits made from trends over the prior two months. In the interest rates sector, the Fund's long positions caused losses, particularly in the German Bund which saw its largest monthly decline since 1994. In currencies, the Fund's short euro exposure detracted from performance, as the currency rallied on the positive news out of Europe. Meanwhile, trading in the physical commodities was unprofitable, as sharp reversals in energy and corn prices went against the Fund's short positions. The Fund generated a positive return in equity indices through long positions in U.S. stock markets. Overall, the Fund finished the month with a loss, with Class A and B Units down 5.35% and 5.22%, respectively.

Liquidity

There are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund's liquidity increasing or decreasing in any material way.

Capital Resources

The Fund intends to raise additional capital only through the sale of Units, and does not intend to raise any capital through borrowing. Due to the nature of the Fund's business, the Fund does not contemplate making capital expenditures. The Fund does not have, nor does it expect to have, any capital assets. Redemptions, exchanges and sales of Units in the future will affect the amount of funds available for investments in futures contracts, forward currency contracts and other financial instruments in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future capital inflows and outflows related to the sale and redemption of Units. There are no known or expected material trends, favorable or unfavorable, that would affect the Fund's capital resource arrangements at the present time.

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

Significant Accounting Estimates

A summary of the Fund's significant accounting policies are included in Note 1 to the consolidated financial statements.

The Fund's most significant accounting policy is the valuation of its assets invested in U.S. and foreign futures and forward currency contracts, and fixed income instruments. The Fund's futures contracts are exchange-traded, with the fair value of these contracts based on exchange settlement prices. The fair values of non-exchange-traded contracts, such as forward currency contracts, are based on third-party quoted dealer values on the interbank market. The fair value of money market funds is based quoted market prices for identical shares. U.S. Treasury securities are stated at fair value based on quoted market prices for identical assets in an active market. Notes of U.S. and foreign government sponsored enterprises, as well as certificates of deposit, commercial paper and corporate notes, are stated at fair value based on quoted market prices for similar assets in an active market. Given the valuation sources, there is little judgment or uncertainty involved in the valuation of these assets, and it is unlikely that materially different amounts would be reported under different valuation methodologies or assumptions.

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

The Fund's Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund's open positions by market sector at June 30, 2013 and December 31, 2012. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	June 30, 2013		December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$11,784,002	1.09%	$15,121,060	1.19%
Currencies	27,022,527	2.48	80,209,588	6.35
Energy	6,791,363	0.62	11,375,877	0.90
Equity indices	24,062,239	2.21	81,635,067	6.46
Interest rate instruments	17,608,918	1.62	58,004,027	4.59
Metals	13,212,988	1.21	14,346,855	1.14
Single stock futures	5,396,058	0.50	4,786,136	0.38
Total	$105,878,095	9.73%	$265,478,610	21.01%

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

Non-Trading Risk

The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial. The Fund also has non-trading market risk as a result of investing a substantial portion of its available assets in U.S. Treasury securities, U.S. government sponsored enterprise notes, commercial paper, corporate notes and certificates of deposit. Although these investments are considered to be high quality, some of the securities purchased are neither guaranteed by the U.S. government nor supported by the full faith and credit of the U.S. government. There is some risk that a security issuer may fail to pay the interest and principal in a timely manner, or that negative perceptions about the issuer's ability to make such payments will cause the price of these instruments to decline in value.

Qualitative Disclosures Regarding Primary Trading Risk Exposures.

The following qualitative disclosures regarding the Fund's market risk exposures - except for those disclosures that are statements of historical fact and the descriptions of how the Fund manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, ("1933 Act") and Section 21E of the Securities Exchange Act of 1934, ("1934 Act").

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

The following were the primary trading risk exposures of the Fund as of June 30, 2013, by market sector.

Agricultural Commodities
The Fund's primary agricultural exposure is due to price movements in agricultural commodities, which are often directly affected by severe or unexpected weather conditions as well as other factors that affect inventory levels or supply and demand characteristics. The Fund's agricultural exposure is primarily to cotton, coffee, cocoa, cattle, corn, soybeans, sugar and wheat.

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

Interest Rate Instruments
The Fund's primary interest rate exposure is to interest rate fluctuations in the U.S., Japan, Great Britain, the European Economic Union, Sweden, Canada, Australia and New Zealand. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries could materially impact the Fund's profitability.

Metals
The Fund's metals market exposure is primarily due to fluctuations in the price of aluminum, copper, gold, silver, nickel, platinum, lead and zinc.

Single Stock Futures
The Fund has a very small exposure to Single Stock Futures ("SSF"). The Fund's SSF exposure is primarily due to adverse price movements in the underlying stock.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of June 30, 2013.

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

Item 4.  Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund's disclosure controls and procedures at June 30, 2013 (the "Evaluation Date"). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund's disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund's internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from risk factors disclosed in the Fund's Form 10-K for year ended December 31, 2012.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended June 30, 2013. Under the Fund's Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended June 30, 2013 were as follows:

	April	May	June	Total
A Units
Units redeemed	3,370.0720	2,424.0920	2,628.1684	8,422.3324
Average net asset value per unit	$4,441.66	$4,220.95	$4,037.69	$4,252.08

B Units
Units redeemed	2,749.3356	1,598.3273	1,931.0447	6,278.7076
Average net asset value per unit	$6,175.96	$5,877.89	$5,631.05	$5,932.49

There were no redemptions of Class I Units during the three months ended June 30, 2013.

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

* Filed with the Registrant's Form 10, filed on April 29, 2004, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Dated: August 14, 2013	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)