Form 10-Q
period 2013-09-30
FUTURES PORTFOLIO FUND L.P.
filed 2013-11-14
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☐   No ☒

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Financial Condition

September 30, 2013 (Unaudited) and December 31, 2012 (Audited)

	September 30, 2013	December 31, 2012
Assets
Equity in broker trading accounts
Cash	$277,513,309	$509,692,323
Net unrealized gain (loss) on open futures contracts	(2,113,439)	12,117,973
Net unrealized gain (loss) on open forward currency contracts	(2,048,188)	5,626,395
Total equity in broker trading accounts	273,351,682	527,436,691
Cash and cash equivalents	21,770,293	23,524,330
Investments in securities, at fair value	659,089,562	700,338,316
Certificates of deposit, at fair value	55,377,495	68,111,362
General Partner 1% allocation receivable	796,654	847,505
Total assets	$1,010,385,686	$1,320,258,204

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$1,603,894	$2,067,535
Trading Advisor incentive fees payable	373,031	—
Commissions and other trading fees payable on open contracts	174,168	278,431
Cash Manager fees payable	196,495	307,443
General Partner management and performance fees payable	1,251,473	1,635,993
Selling Agent fees payable – General Partner	1,084,482	1,380,866
Administrative expenses payable – General Partner	376,557	490,790
Redemptions payable	51,467,265	41,157,564
Subscriptions received in advance	3,963,648	9,060,642
Total liabilities	60,491,013	56,379,264
Partners’ Capital (Net Asset Value)
Class A Interests – 150,876.1136 and 178,207.9880 units outstanding at September 30, 2013 and December 31, 2012, respectively	589,400,670	753,610,488
Class B Interests – 65,140.1817 and 86,910.3630 units outstanding at September 30, 2013 and December 31, 2012, respectively	356,480,156	508,000,871
Class I Interests – 4,675.5936 and 2,484.3408 units outstanding at September 30, 2013 and December 31, 2012, respectively	4,013,847	2,267,581
Total partners' capital (net asset value)	949,894,673	1,263,878,940
Total liabilities and partners' capital (net asset value)	$1,010,385,686	$1,320,258,204

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments

September 30, 2013

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$3,200,000	10/31/13	U.S. Treasury Notes	2.75%	$3,243,688	0.34%
5,000,000	11/15/13	U.S. Treasury Notes	0.50%	5,012,178	0.53%
8,250,000	11/30/13	U.S. Treasury Notes	0.25%	8,259,505	0.87%
8,000,000	12/15/13	U.S. Treasury Notes	0.75%	8,029,265	0.85%
15,300,000	2/28/14	U.S. Treasury Notes	1.88%	15,439,921	1.62%
8,350,000	3/31/14	U.S. Treasury Notes	1.75%	8,420,525	0.89%
5,115,000	4/15/14	U.S. Treasury Notes	1.25%	5,176,696	0.54%
4,000,000	4/30/14	U.S. Treasury Notes	0.25%	4,008,249	0.42%
7,500,000	5/15/14	U.S. Treasury Notes	1.00%	7,570,809	0.80%
8,750,000	5/31/14	U.S. Treasury Notes	2.25%	8,941,288	0.94%
3,000,000	5/31/14	U.S. Treasury Notes	0.25%	3,005,802	0.32%
8,100,000	6/30/14	U.S. Treasury Notes	2.63%	8,306,557	0.87%
4,000,000	6/30/14	U.S. Treasury Notes	0.25%	4,007,059	0.42%
5,000,000	8/31/14	U.S. Treasury Notes	2.38%	5,113,099	0.54%
5,000,000	9/30/14	U.S. Treasury Notes	0.25%	5,006,674	0.53%
15,185,000	12/15/14	U.S. Treasury Notes	0.25%	15,212,802	1.60%
2,700,000	12/31/14	U.S. Treasury Notes	0.13%	2,699,481	0.28%
3,700,000	1/31/15	U.S. Treasury Notes	0.25%	3,705,029	0.39%
Total U.S. Treasury securities (cost: $121,713,535)				121,158,627	12.75%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$2,400,000	10/21/13	Nissan Motor Acceptance Corporation	0.28%	2,399,625	0.25%
Banks
2,500,000	12/16/13	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.18%	2,499,050	0.26%
1,800,000	12/3/13	Credit Suisse (USA), Inc.	0.16%	1,799,496	0.19%
3,000,000	11/21/13	Mizuho Funding (USA) LLC	0.21%	2,999,108	0.33%
2,000,000	10/7/13	National Australia Funding (Delaware) Inc.	0.19%	1,999,937	0.21%
3,000,000	10/3/13	Standard Chartered Bank	0.17%	2,999,972	0.32%
2,300,000	10/23/13	Union Bank NA	0.18%	2,299,747	0.24%
2,800,000	11/8/13	UOB Funding LLC	0.15%	2,799,557	0.29%
Beverages
2,750,000	10/9/13	Bacardi Corporation	0.26%	2,749,841	0.29%
3,000,000	10/25/13	Brown-Forman Corporation	0.20%	2,999,600	0.33%
Consumer Products
2,000,000	10/15/13	Procter & Gamble	0.13%	1,999,983	0.21%
Diversified Financial Services
2,800,000	10/2/13	AXA Financial, Inc.	0.28%	2,799,978	0.29%
2,800,000	10/22/13	ING (US) Funding LLC	0.21%	2,799,657	0.29%
2,500,000	10/16/13	VNA Holding Inc.	0.32%	2,499,667	0.26%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2013

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Energy
$2,657,000	10/7/13	Dominion Resources, Inc.	0.25%	$2,656,889	0.28%
2,500,000	10/10/13	Duke Energy Carolinas, LLC	0.20%	2,499,875	0.26%
2,800,000	10/3/13	Motiva Enterprises LLC	0.08%	2,799,988	0.29%
2,900,000	10/4/13	NextEra Energy Capital Holdings, Inc.	0.24%	2,899,942	0.31%
2,310,000	10/7/13	Oglethorpe Power Corp.	0.18%	2,309,931	0.24%
453,000	10/16/13	Oglethorpe Power Corp.	0.20%	452,962	0.05%
2,400,000	10/8/13	Southern Company	0.17%	2,399,921	0.25%
Media
2,800,000	10/15/13	CBS Corporation	0.24%	2,799,739	0.29%
Total U.S. commercial paper (cost: $54,454,708)				54,464,465	5.73%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$3,000,000	10/11/13	Commonwealth Bank of Australia	0.12%	2,999,898	0.32%
2,600,000	12/9/13	DNB Bank ASA	0.16%	2,599,203	0.27%
287,000	10/21/13	KfW Bankengruppe	0.09%	286,986	0.03%
2,000,000	10/17/13	Nordea Bank AB	0.19%	1,999,836	0.21%
3,000,000	12/5/13	Skandinaviska Enskilda Banken AB	0.17%	2,999,079	0.32%
2,700,000	11/13/13	Sumitomo Mitsui Bank	0.21%	2,699,323	0.28%
Consumer Products
1,600,000	3/4/14	Reckitt Benckiser	0.43%	1,598,464	0.17%
4,000,000	4/17/14	Reckitt Benckiser	0.40%	3,994,922	0.43%
Energy
3,500,000	11/14/13	Electricite de France	0.22%	3,499,256	0.37%
2,850,000	12/2/13	GDF Suez	0.22%	2,848,920	0.30%
Food
2,500,000	10/25/13	Tesco Treasury Services PLC	0.21%	2,499,650	0.26%
Insurance
2,500,000	11/20/13	Prudential PLC	0.20%	2,499,306	0.26%
Multi-national
2,700,000	11/18/13	Corporacion Andina de Fomento	0.18%	2,699,352	0.28%
Total foreign commercial paper (cost: $33,202,842)				33,224,195	3.50%

Total commercial paper (cost: $87,657,550)				87,688,660	9.23%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2013

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$1,240,000	6/1/14	BAE Systems Holdings Inc.	4.95%	$1,292,013	0.14%
3,700,000	12/2/13	United Technologies Corporation	0.53%	3,703,633	0.39%
Automotive
2,500,000	3/28/14	Daimler Finance North America LLC	1.95%	2,513,661	0.26%
8,300,000	7/31/15	Daimler Finance North America LLC	1.30%	8,354,305	0.88%
1,805,000	3/1/14	Johnson Controls, Inc.	1.75%	1,816,327	0.19%
Banks
2,250,000	4/1/15	Bank of America	4.50%	2,411,573	0.25%
3,750,000	3/22/16	Bank of America	1.07%	3,763,492	0.40%
5,000,000	7/28/14	Bank of New York Mellon	0.53%	5,010,845	0.53%
3,500,000	1/15/15	Bank of New York Mellon	3.10%	3,635,536	0.38%
2,000,000	2/20/15	Bank of New York Mellon	1.20%	2,020,693	0.21%
189,000	4/1/14	Citigroup Inc.	1.20%	189,549	0.02%
8,000,000	4/1/16	Citigroup Inc.	1.30%	8,035,476	0.85%
7,210,000	2/7/14	Goldman Sachs	1.27%	7,240,050	0.76%
10,275,000	2/26/16	JPMorgan Chase & Co.	0.88%	10,307,547	1.10%
7,500,000	1/9/14	Morgan Stanley	0.57%	7,501,573	0.79%
2,641,000	5/1/14	Northern Trust Corporation	4.63%	2,757,885	0.29%
5,000,000	4/14/14	SSIF Nevada, Limited Partnership	0.97%	5,023,628	0.53%
2,200,000	1/15/15	UBS AG	3.88%	2,307,218	0.24%
5,815,000	2/13/15	Wells Fargo Bank	1.25%	5,873,102	0.62%
1,500,000	7/20/15	Wells Fargo Bank	0.54%	1,504,965	0.16%
Beverages
2,750,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	1.50%	2,782,916	0.29%
6,650,000	7/15/15	Anheuser-Busch InBev Worldwide Inc.	0.80%	6,687,233	0.70%
Biotechnology
1,500,000	11/15/14	Amgen Inc.	1.88%	1,531,460	0.16%
8,450,000	12/1/14	Gilead Sciences, Inc.	2.40%	8,683,558	0.92%
Chemicals
2,559,000	4/30/14	E. I. du Pont de Nemours	4.88%	2,674,096	0.28%
Commercial Services
1,860,000	1/10/14	ERAC USA Finance LLC	2.25%	1,877,280	0.20%
Computers
4,500,000	5/30/14	Hewlett-Packard Company	0.66%	4,490,852	0.47%
3,850,000	9/19/14	Hewlett-Packard Company	1.80%	3,890,736	0.41%
Consumer Products
600,000	12/11/14	Baxter International Inc.	0.43%	600,380	0.06%
3,500,000	3/15/15	Medtronic, Inc.	3.00%	3,629,645	0.38%
675,000	11/30/14	Zimmer Holdings, Inc.	1.40%	682,876	0.07%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2013

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Diversified Financial Services
$2,500,000	8/25/14	American Express Credit Corporation	5.13%	$2,615,295	0.28%
4,500,000	4/8/14	American Honda Finance Corporation	0.40%	4,506,735	0.47%
2,075,000	5/8/14	American Honda Finance Corporation	0.72%	2,082,255	0.22%
3,750,000	8/11/15	American Honda Finance Corporation	1.00%	3,774,596	0.40%
250,000	2/9/15	Caterpillar Financial Services Corp.	0.62%	250,704	0.03%
500,000	2/15/14	CME Group Inc.	5.75%	513,223	0.05%
1,750,000	3/4/15	General Electric Capital Corporation	4.88%	1,858,259	0.20%
3,500,000	7/2/15	General Electric Capital Corporation	1.63%	3,565,602	0.38%
5,565,000	1/8/16	General Electric Capital Corporation	0.47%	5,532,566	0.58%
800,000	10/8/14	John Deere Capital Corporation	0.37%	801,205	0.08%
1,500,000	3/9/15	John Deere Capital Corporation	2.95%	1,555,678	0.16%
2,400,000	6/15/15	John Deere Capital Corporation	0.37%	2,401,205	0.25%
1,000,000	4/21/14	MassMutual Global Funding II	2.88%	1,027,279	0.11%
8,450,000	2/17/15	Toyota Motor Credit Corporation	1.00%	8,514,915	0.90%
1,700,000	9/18/15	Toyota Motor Credit Corporation	0.40%	1,700,547	0.18%
Energy
640,000	6/30/14	Arizona Public Service Company	5.80%	672,780	0.07%
400,000	10/15/14	Atmos Energy Corporation	4.95%	425,822	0.04%
1,730,000	5/15/14	DTE Energy Company	7.63%	1,853,481	0.20%
1,273,000	3/6/15	Duke Energy Ohio, Inc.	0.40%	1,273,741	0.13%
1,855,000	1/15/14	Exelon Generation Company, LLC	5.35%	1,900,719	0.20%
1,245,000	11/15/14	Indiana Michigan Power Company	5.05%	1,329,814	0.14%
2,000,000	6/1/14	NextEra Energy Capital Holdings, Inc.	1.61%	2,023,486	0.21%
570,000	10/1/14	Niagara Mohawk Power Corporation	3.55%	595,427	0.06%
2,000,000	8/15/14	Public Service Electric and Gas Co.	5.00%	2,090,820	0.22%
2,000,000	8/15/14	Public Service Electric and Gas Co.	0.85%	2,009,706	0.21%
2,328,000	3/15/14	Sempra Energy	1.01%	2,334,811	0.25%
Food
6,000,000	6/4/15	Kraft Foods Group, Inc.	1.63%	6,117,008	0.64%
Insurance
11,122,000	3/20/15	American International Group, Inc.	3.00%	11,451,508	1.22%
4,000,000	9/30/15	Jackson National Life Global Funding	0.60%	4,011,306	0.42%
6,000,000	12/12/13	Metropolitan Life Global Funding I	0.66%	6,008,647	0.63%
800,000	6/10/14	Metropolitan Life Global Funding I	5.13%	838,268	0.09%
4,450,000	6/11/14	Pricoa Global Funding I	5.45%	4,673,852	0.49%
600,000	8/19/15	Pricoa Global Funding I	0.53%	600,623	0.06%
1,000,000	9/19/14	Principal Life Global Funding II	0.41%	1,001,260	0.11%
Manufacturing
8,000,000	6/16/14	Eaton Corporation	0.58%	8,001,548	0.84%
4,000,000	11/2/15	Eaton Corporation	0.95%	4,020,793	0.42%
3,750,000	10/9/15	General Electric Company	0.85%	3,771,229	0.40%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2013

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Media
$2,900,000	4/30/15	NBCUniversal Media, LLC	3.65%	$3,083,105	0.32%
1,445,000	4/15/16	NBCUniversal Media, LLC	0.81%	1,447,925	0.15%
1,275,000	4/1/14	Time Warner Cable Inc.	7.50%	1,364,268	0.14%
1,150,000	9/15/14	Viacom Inc.	4.38%	1,189,341	0.13%
4,600,000	2/11/15	Walt Disney Company	0.25%	4,600,505	0.48%
2,200,000	12/1/15	Walt Disney Company	0.45%	2,196,194	0.23%
Pharmaceuticals
5,150,000	11/6/15	AbbVie Inc.	1.03%	5,196,187	0.55%
975,000	2/12/15	Express Scripts Holding Company	2.10%	993,904	0.10%
4,925,000	5/18/16	Merck & Co., Inc.	0.45%	4,930,831	0.52%
4,275,000	2/10/14	Novartis Capital Corporation	4.13%	4,360,815	0.46%
REITS
2,400,000	5/15/14	Simon Property Group, L.P.	6.75%	2,513,530	0.26%
1,000,000	8/15/14	Simon Property Group, L.P.	5.63%	1,048,711	0.11%
Retail
1,800,000	1/15/14	AutoZone, Inc.	6.50%	1,853,622	0.20%
6,500,000	3/13/14	Walgreen Co.	0.75%	6,510,275	0.69%
4,500,000	2/3/14	Wal-Mart Stores, Inc.	3.00%	4,564,710	0.48%
Telecommunications
2,000,000	9/15/14	AT&T Inc.	5.10%	2,090,359	0.22%
8,050,000	2/13/15	AT&T Inc.	0.88%	8,067,044	0.85%
3,000,000	3/28/14	Verizon Communications Inc.	0.86%	3,006,179	0.32%
4,575,000	3/6/15	Verizon Communications Inc.	0.46%	4,574,720	0.48%
4,000,000	9/15/16	Verizon Communications Inc.	1.78%	4,100,532	0.43%
Total U.S. corporate notes (cost: $299,310,636)				298,193,573	31.39%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$3,000,000	3/21/14	Volkswagen International Finance N.V.	1.00%	3,009,610	0.32%
5,870,000	4/1/14	Volkswagen International Finance N.V.	0.88%	5,879,798	0.62%
Banks
1,000,000	1/13/15	Australia and New Zealand Banking Group	3.70%	1,047,481	0.11%
3,950,000	5/7/15	Australia and New Zealand Banking Group	0.47%	3,956,676	0.42%
3,000,000	9/24/15	Bank of Montreal	0.50%	3,000,644	0.32%
1,800,000	7/10/14	Barclays Bank PLC	5.20%	1,884,067	0.20%
2,740,000	3/19/15	Commonwealth Bank of Australia	3.50%	2,857,194	0.30%
5,000,000	4/14/14	Danske Bank A/S	1.32%	5,023,529	0.53%
400,000	1/17/14	HSBC Bank PLC	1.07%	401,781	0.04%
1,500,000	6/9/14	ING Bank N.V.	2.38%	1,526,908	0.16%
12,800,000	6/9/14	ING Bank N.V.	1.66%	12,910,982	1.35%
3,050,000	9/25/15	ING Bank N.V.	1.89%	3,114,859	0.33%
1,175,000	4/11/14	National Australia Bank	2.25%	1,199,469	0.13%
600,000	3/20/15	Nordea Bank AB	2.25%	613,013	0.06%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2013

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$7,775,000	5/13/16	Nordea Bank AB	0.72%	$7,779,637	0.82%
2,000,000	5/13/14	Rabobank Nederland	4.20%	2,076,130	0.22%
3,431,000	3/11/15	Rabobank Nederland	3.20%	3,557,438	0.37%
7,650,000	3/18/16	Rabobank Nederland	0.73%	7,679,791	0.81%
4,190,000	11/18/14	Standard Chartered PLC	5.50%	4,490,923	0.47%
5,000,000	5/1/15	Toronto-Dominion Bank	0.45%	5,001,982	0.53%
Beverages
1,800,000	1/15/14	SABMiller plc	5.70%	1,847,474	0.19%
Energy
1,100,000	11/15/14	177293 Canada Ltd.	5.00%	1,172,600	0.12%
9,850,000	11/7/13	BP Capital Markets P.L.C.	5.25%	10,103,443	1.05%
1,000,000	3/10/15	BP Capital Markets P.L.C.	3.88%	1,048,840	0.11%
3,650,000	10/1/15	BP Capital Markets P.L.C.	3.13%	3,880,516	0.41%
8,600,000	11/14/14	Canadian Natural Resources Limited	1.45%	8,695,271	0.92%
4,800,000	5/9/16	CNOOC	1.13%	4,802,244	0.51%
1,000,000	1/26/14	Electricite de France	5.50%	1,025,511	0.11%
3,602,000	3/15/14	EOG Resources Canada Inc.	4.75%	3,683,048	0.39%
6,350,000	5/20/16	Petrobras Global Finance B.V.	1.88%	6,321,731	0.67%
1,500,000	3/2/15	TransCanada PipeLines Limited	0.88%	1,505,700	0.16%
Food
600,000	12/5/14	Tesco PLC	2.00%	611,721	0.06%
Mining
1,140,000	5/1/14	Rio Tinto Finance Limited	8.95%	1,237,448	0.13%
Multi-National
4,000,000	2/26/15	International Finance Corporation	0.38%	3,999,250	0.42%
Pharmaceuticals
8,650,000	3/17/15	Takeda Pharmaceutical Co Ltd	1.03%	8,694,966	0.92%
8,500,000	3/21/14	Teva Pharmaceutical Finance III BV	0.75%	8,515,442	0.90%
Telecommunications
1,815,000	3/1/14	America Movil, S.A.B. de C.V.	5.50%	1,856,278	0.20%
1,500,000	12/20/13	British Telecommunications PLC	1.38%	1,503,897	0.16%
2,270,000	7/8/14	Orange	4.38%	2,353,483	0.25%
2,100,000	6/10/14	Vodafone	4.15%	2,177,926	0.23%
Total foreign corporate notes (cost: $152,988,325)				152,048,702	16.02%
Total corporate notes (cost: $452,298,961)				450,242,275	47.41%
Total investments in securities (cost: $661,670,046)				$659,089,562	69.39%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,250,000	10/3/13	Bank of Montreal (Chicago)	0.72%	$2,254,067	0.24%
1,100,000	7/24/14	Bank of Montreal (Chicago)	0.44%	1,102,569	0.12%
4,000,000	2/11/14	Bank of Tokyo-Mitsubishi UFJ, Ltd. (NY)	0.42%	4,013,580	0.42%
2,500,000	3/7/14	Bank of Tokyo-Mitsubishi UFJ, Ltd. (NY)	0.40%	2,507,400	0.26%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2013

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Certificates of Deposit (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$1,000,000	1/30/14	Barclays Bank PLC (NY)	0.78%	$1,007,213	0.11%
3,000,000	2/14/14	Barclays Bank PLC (NY)	0.75%	3,020,030	0.32%
2,000,000	4/1/14	China Construction Bank Corp. (NY)	0.65%	2,002,540	0.21%
3,400,000	6/9/14	Credit Suisse (NY)	0.50%	3,408,981	0.36%
2,000,000	1/15/15	Credit Suisse (NY)	0.67%	2,002,895	0.21%
5,000,000	9/17/14	Deutsche Bank	0.51%	5,001,350	0.53%
3,000,000	2/14/14	Indus. and Commercial Bank of China (NY)	0.77%	3,008,146	0.32%
4,000,000	11/26/13	Mizuho Bank (NY)	0.21%	4,000,896	0.42%
5,500,000	10/15/13	Norinchukin Bank (NY)	0.32%	5,508,485	0.58%
3,000,000	5/30/14	UBS AG (NY)	0.52%	3,009,989	0.32%
Total U.S. certificates of deposit (cost: $41,748,168)				41,848,141	4.42%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,000,000	2/10/14	Bank of Nova Scotia	0.76%	2,006,560	0.21%
4,500,000	10/11/13	Landesbank Hessen-Thuringen Girozentrale	0.42%	4,509,401	0.47%
5,000,000	5/9/14	Sumitomo Mitsui Bank (NY)	0.38%	5,010,192	0.53%
2,000,000	12/19/14	Svenska Handelsbanken AB (NY)	0.42%	2,003,201	0.21%
Total foreign certificates of deposit (cost: $13,500,000)				13,529,354	1.42%

Total certificates of deposit (cost: $55,248,168)				$55,377,495	5.84%

OPEN FUTURES CONTRACTS

Long U.S. Futures Contracts
		Agricultural commodities		$(804,147)	(0.08)%
		Currencies		4,583,461	0.48%
		Energy		(3,715,119)	(0.39)%
		Equity indices		(2,094,416)	(0.22)%
		Interest rate instruments		3,383,365	0.36%
		Metals		(543,551)	(0.06)%
		Single stock futures		40,388	0.00%
Net unrealized gain on open long U.S. futures contracts				849,981	0.09%

Short U.S. Futures Contracts
		Agricultural commodities		2,995,474	0.31%
		Currencies		(1,940,138)	(0.20)%
		Energy		633,530	0.07%
		Equity indices		(114,176)	(0.01)%
		Interest rate instruments		(817,320)	(0.09)%
		Metals		(3,499,036)	(0.37)%
		Single stock futures		29,416	0.00%
Net unrealized loss on open short U.S. futures contracts				(2,712,250)	(0.29)%

Total U.S. Futures Contracts - Net unrealized loss on open U.S. futures contracts				(1,862,269)	(0.20)%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2013

(Unaudited)

Description	Description	Fair Value	% of Partners' Capital (Net Asset Value)
	Long Foreign Futures Contracts
	Agricultural commodities	$297,426	0.03%
	Currencies	220,751	0.02%
	Energy	(38,534)	(0.00)%
	Equity indices	(3,563,533)	(0.38)%
	Interest rate instruments	5,648,265	0.60%
	Metals	(64,643)	(0.01)%
	Single stock futures	(9,469)	(0.00)%
	Net unrealized gain on open long foreign futures contracts	2,490,263	0.26%

	Short Foreign Futures Contracts
	Agricultural commodities	70,226	0.01%
	Currencies	86,101	0.01%
	Equity indices	137,266	0.01%
	Interest rate instruments	(3,034,965)	(0.32)%
	Metals	(61)	(0.00)%
	Net unrealized loss on open short foreign futures contracts	(2,741,433)	(0.29)%

	Total foreign futures contracts - net unrealized loss on open foreign futures contracts	(251,170)	(0.03)%

	Net unrealized loss on open futures contracts	$(2,113,439)	(0.22)%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
	Long	$1,371,280	0.15%
	Short	(4,441,196)	(0.47)%
	Net unrealized loss on open U.S. forward currency contracts	(3,069,916)	(0.32)%

Foreign Forward Currency Contracts
	Long	(503,351)	(0.05)%
	Short	1,525,079	0.16%
	Net unrealized gain on open foreign forward currency contracts	1,021,728	0.11%

	Net unrealized loss on open forward currency contracts	$(2,048,188)	(0.21)%

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
Banks
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

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gain (Loss) from Futures and Forwards Trading
Net realized gain (loss)	$(10,895,143)	$23,054,026	$(15,217,479)	$78,930,082
Net change in unrealized loss	(10,596,841)	(190,437)	(21,905,995)	(39,092,863)
Brokerage commissions and trading expenses	(866,911)	(1,328,705)	(3,304,944)	(3,905,515)
Net gain (loss) from futures and forwards trading	(22,358,895)	21,534,884	(40,428,418)	35,931,704

Income
Interest income	2,530,090	3,992,009	7,561,644	11,835,882
Net realized and change in unrealized gain (loss) on securities and certificates of deposit	(788,266)	(87,777)	(4,354,767)	2,458,544
Total income	1,741,824	3,904,232	3,206,877	14,294,426

Expenses
Trading Advisor management fee	3,811,909	5,494,476	13,171,818	16,949,458
Trading Advisor incentive fee	373,031	153,581	373,031	9,265,699
Cash manager fees	212,840	246,813	642,657	737,132
General Partner management and performance fees	3,909,159	5,428,158	13,116,695	18,125,558
Selling Agent fees – General Partner	3,363,137	4,595,538	11,198,107	13,973,800
General Partner 1% allocation	(334,633)	78,713	(796,654)	(138,826)
Administrative expenses – General Partner	1,176,130	1,649,197	3,941,516	5,057,072
Total expenses	12,511,573	17,646,476	41,647,170	63,969,893
Net investment loss	(10,769,749)	(13,742,244)	(38,440,293)	(49,675,467)
Net Gain (Loss)	$(33,128,644)	$7,792,640	$(78,868,711)	$(13,743,763)

	Three Months Ended September 30,
	2013			2012
	Class A	Class B	Class I	Class A	Class B	Class I
Increase (decrease) in net asset value per unit	$(131.17)	$(158.54)	$(22.73)	$16.34	$49.69	$8.24

Net income (loss) per unit†	$(134.19)	$(166.86)	$(23.88)	$17.12	$49.76	$2.58

Weighted average number of units outstanding	157,065.6268	71,435.0710	5,511.4003	186,092.1468	92,537.0337	811.8937

	Nine Months Ended September 30,
	2013			2012
	Class A	Class B	Class I	Class A	Class B	Class I
Decrease in net asset value per unit	$(322.31)	$(372.60)	$(54.28)	$(68.77)	$(11.93)	$(43.96)

Net loss per unit†	$(310.92)	$(349.72)	$(64.39)	$(66.83)	$(11.55)	$(17.22)

Weighted average number of units outstanding	165,177.3920	77,703.0946	5,236.5546	188,992.2833	95,374.1163	649.5150

† (based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net loss	$(78,868,711)	$(13,743,763)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Net change in unrealizedloss from futures and forwards trading	21,905,995	39,092,324
Purchases of securities and certificates of deposit	(1,203,186,095)	(1,878,808,585)
Proceeds from disposition of securities and certificates of deposit	1,252,813,949	2,059,906,928
Net realized and change in unrealized (gain) loss on securities and certificates of deposit	4,354,767	(2,458,544)
Changes in
Trading Advisor management fee payable	(463,641)	(263,080)
Trading Advisor incentive fee payable	373,031	40,435
Commissions and other trading fees payable on open contracts	(104,263)	70,743
Cash Manager fees payable	(110,948)	(129,439)
General Partner management and performance fees payable	(384,520)	(432,536)
General Partner 1% allocation receivable/payable	50,851	1,217,869
Selling Agent fees payable – General Partner	(296,384)	(91,026)
Administrative expenses payable – General Partner	(114,233)	(46,118)
Net cash provided by (used in) operating activities	(4,030,202)	204,355,208

Cash flows from financing activities
Subscriptions	51,525,563	94,588,784
Subscriptions received in advance	3,963,648	11,016,014
Redemptions	(285,392,060)	(191,118,425)
Net cash used in financing activities	(229,902,849)	(85,513,627)

Net increase (decrease) in cash and cash equivalents	(233,933,051)	118,841,581
Cash and cash equivalents, beginning of period	533,216,653	395,846,968
Cash and cash equivalents, end of period	$299,283,602	$514,688,549

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$277,513,309	$500,130,749
Cash and cash equivalents	21,770,293	14,557,800
Total end of period cash and cash equivalents	$299,283,602	$514,688,549

Supplemental disclosure of cash flow information
Prior period redemptions paid	$41,157,564	$22,127,237
Prior period subscriptions received in advance	$9,060,642	$15,876,320

Supplemental schedule of non-cash financing activities
Redemptions payable	$51,467,265	$18,419,566

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Class A		Class B		Class I
	Units	Amount	Units	Amount	Units	Amount	Total
Nine Months Ended September 30, 2013
Balance at December 31, 2012	178,207.9880	$753,610,488	86,910.3630	$508,000,871	2,484.3408	$2,267,581	$1,263,878,940
Net loss		(51,357,397)		(27,174,120)		(337,194)	(78,868,711)
Subscriptions	8,382.8810	35,455,180	3,773.8057	22,090,880	3,305.6618	3,040,145	60,586,205
Redemptions	(34,632.8214)	(143,816,580)	(26,320.4417)	(150,928,496)	(1,114.4090)	(956,685)	(295,701,761)
Transfers	(1,081.9340)	(4,491,021)	776.4547	4,491,021	—	—	—
Balance at September 30, 2013	150,876.1136	$589,400,670	65,140.1817	$356,480,156	4,675.5936	$4,013,847	$949,894,673

Nine Months Ended September 30, 2012
Balance at December 31, 2011	192,640.4151	$872,169,401	99,309.8890	$610,486,703	—	$—	$1,482,656,104
Net loss		(12,630,733)		(1,101,845)		(11,185)	(13,743,763)
Subscriptions	14,681.7260	66,954,876	6,921.5021	43,255,817	254.4114	254,411	110,465,104
Redemptions	(21,120.6248)	(96,190,782)	(14,713.4302)	(91,219,972)	—	—	(187,410,754)
Transfers	(858.1375)	(3,915,817)	278.4998	1,783,924	2,229.9294	2,131,893	—
Balance at September 30, 2012	185,343.3788	$826,386,945	91,796.4607	$563,204,627	2,484.3408	$2,375,119	$1,391,966,691

	Net Asset Value per Unit
	Class A	Class B	Class I

September 30, 2013	$3,906.52	$5,472.51	$858.47
December 31, 2012	4,228.83	5,845.11	912.75
September 30, 2012	4,458.68	6,135.36	956.04
December 31, 2011	4,527.45	6,147.29	—

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the periods ended September 30, 2013 and December 31, 2012, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through September 30, 2013. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2009.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At September 30, 2013
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized loss on open futures contracts*	$(2,113,439)	$—	$(2,113,439)
Net unrealized loss on open forward currency contracts*	—	(2,048,188)	(2,048,188)
Cash and cash equivalents:
Money market fund	10,730,373	—	10,730,373
Investments in securities:
U.S. Treasury securities*	121,158,627	—	121,158,627
Commercial paper*	—	87,688,660	87,688,660
Corporate notes*	—	450,242,275	450,242,275
Certificates of deposit*	—	55,377,495	55,377,495
Total	$129,775,561	$591,260,242	$721,035,803

*See the consolidated condensed schedule of investments for further description.

At December 31, 2012
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$12,117,973	$—	$12,117,973
Net unrealized gain on open forward currency contracts*	—	5,626,395	5,626,395
Cash and cash equivalents:
Money market fund	12,193,936	—	12,193,936
Investments in securities:
U.S. Treasury securities*	105,315,591	—	105,315,591
U.S. government sponsored enterprise notes*	—	16,749,015	16,749,015
Commercial paper*	—	95,656,701	95,656,701
Corporate notes*	—	482,617,009	482,617,009
Certificates of deposit*	—	68,111,362	68,111,362
Total	$129,627,500	$668,760,482	$798,387,982

*See the consolidated condensed schedule of investments for further description.

There were no Level 3 holdings at September 30, 2013 or December 31, 2012, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At September 30, 2013, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$6,115,602	$(3,556,623)	$2,558,979
Currencies	6,299,675	(3,349,500)	2,950,175
Energy	866,804	(3,986,927)	(3,120,123)
Equity indices	3,532,787	(9,167,646)	(5,634,859)
Interest rate instruments	9,770,070	(4,590,725)	5,179,345
Metals	3,456,573	(7,563,864)	(4,107,291)
Single stock futures	534,227	(473,892)	60,335
Net unrealized gain (loss) on open futures contracts	$30,575,738	$(32,689,177)	$(2,113,439)

Net unrealized gain (loss) on open forward currency contracts	$7,332,782	$(9,380,970)	$(2,048,188)

At September 30, 2013, there were 77,743 open futures contracts and 1,640 open forward currency contracts. For the three and nine months ended September 30, 2013, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended September 30, 2013		Nine Months Ended September 30, 2013
Types of Exposure	Net realized gain (loss)	Net change in unrealized loss	Net realized gain (loss)	Net change in unrealized loss
Futures contracts
Agricultural commodities	$(805,028)	$689,645	$(1,264,562)	$435,544
Currencies	(12,385,354)	2,355,722	(11,560,915)	(2,029,027)
Energy	(920,497)	(2,528,921)	(35,802,162)	(4,077,227)
Equity indices	17,352,796	(1,092,270)	88,977,260	(9,949,046)
Interest rate instruments	(4,474,747)	7,562,309	(65,103,755)	783,780
Metals	(2,462,257)	(20,978,857)	17,411,009	638,789
Single stock futures	(117,345)	53,020	1,441,010	(34,225)
Total futures contracts	(3,812,432)	(13,939,352)	(5,902,115)	(14,231,412)

Forward currency contracts	(8,147,754)	3,342,511	(9,460,025)	(7,674,583)

Total futures and forward currency contracts	$(11,960,186)	$(10,596,841)	$(15,362,140)	$(21,905,995)

For the three and nine months ended September 30, 2013, the number of futures contracts closed was 344,416 and 1,072,438, respectively, and the number of forward currency contracts closed was 10,344 and 35,722, respectively.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at September 30, 2013 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

JP Morgan Securities, LLC	$(5,771,857)	$—	$—	$(5,771,857)
Newedge UK Financial Ltd	1,020,588	—	—	1,020,588
Newedge USA, LLC	3,658,418	—	—	3,658,418
UBS AG	(3,068,766)	—	—	(3,068,776)
Total	$(4,161,627)	$—	$—	$(4,161,627)

At December 31, 2012, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

December 31, 2012	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$6,119,312	$(3,995,877)	$2,123,435
Currencies	10,634,972	(5,655,770)	4,979,202
Energy	4,377,815	(3,420,711)	957,104
Equity indices	12,433,423	(8,119,236)	4,314,187
Interest rate instruments	14,620,306	(10,224,741)	4,395,565
Metals	5,720,409	(10,466,489)	(4,746,080)
Single stock futures	197,149	(102,589)	94,560
Net unrealized gain (loss) on open futures contracts	$54,103,386	$(41,985,413)	$12,117,973

Net unrealized gain (loss) on open forward currency contracts	$13,170,988	$(7,544,593)	$5,626,395

At December 31, 2012, there were 125,947 open futures contracts and 2,428 open forward currency contracts. For the three and nine months ended September 30, 2012, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended September 30, 2012		Nine Months Ended September 30, 2012
Types of Exposure	Net realized gain (loss)	Net change in unrealized loss	Net realized gain (loss)	Net change in unrealized loss
Futures contracts
Agricultural commodities	$5,391,845	$(2,120,838)	$(4,219,410)	$(1,100,268)
Currencies	(4,576,353)	1,192,416	(9,843,927)	(10,539,175)
Energy	(19,599,464)	7,040,125	(6,384,457)	(7,186,433)
Equity indices	44,379,354	(22,760,195)	44,790,826	(20,458,912)
Interest rate instruments	1,682,102	14,476,681	85,661,046	161,191
Metals	(6,401,025)	(1,374,941)	(19,215,555)	(100,952)
Single stock futures	2,115,953	(562,826)	3,098,911	(389,196)
Total futures contracts	22,992,412	(4,109,578)	93,887,434	(39,613,745)

Forward currency contracts	278,355	3,919,661	(15,000,764)	521,421

Total futures and forward currency contracts	$23,270,767	$(189,917)	$78,886,670	$(39,092,324)

For the three and nine months ended September 30, 2012, the number of futures contracts closed was 357,885 and 1,064,967, respectively, and the number of forward currency contracts closed was 10,445 and 31,196, respectively.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2012 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
JP Morgan Securities, LLC	$603,604	$—	$—	$603,604
Newedge UK Financial Ltd	866,766	—	—	866,766
Newedge USA, LLC	11,514,369	—	—	11,514,369
UBS AG	4,759,629	—	—	4,759,629
Total	$17,744,368	$—	$—	$17,744,368

4.	General Partner

At September 30, 2013 and December 31, 2012, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund. However, the beneficiary of the majority shareholder of the General Partner had the following investment:

	September 30, 2013	December 31, 2012
Class of units	I	I
Number of units	254.4114	254.4114
Value	$218,404	$232,214

The General Partner earns the following compensation:

¡	General Partner Management Fee – the Fund incurs a monthly fee on Class A and Class B Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A and Class B Units, payable in arrears. Prior to June 1, 2012, the general partner management fee was 1.75% per annum. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.
¡	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units calculated monthly. The general partner performance fee is payable quarterly in arrears.

¡	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Selling agent fees amounted to $3,159,014 and $4,302,121 for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, selling agent fees were $10,505,197 and $13,072,353, respectively. Such amounts are included in selling agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

¡	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. Broker dealer servicing fees amounted to $204,123 and $293,417 for the three months ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013 and 2012, broker dealer servicing fees were $692,910 and $901,447, respectively. Such amounts are included in selling agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

¡	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the fund, payable in arrears to the General Partner. The General Partner, in turn, pays the administrative expenses of the Fund. Administrative expenses include accounting, audit, legal, salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund; such as, salaries and commissions of General Partner marketing personnel, administrative employee salaries and related costs.

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

6.         Deposits with Brokers

To meet margin requirements, the Fund deposits funds with its futures brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At September 30, 2013 and December 31, 2012, the Fund had margin requirements of $152,462,754 and $250,611,119, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A and B units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, B or I interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At September 30, 2013 and December 31, 2012, the Fund received advance subscriptions of $3,963,648 and $9,060,642, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at September 30, 2013.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$121,158,627	$54,464,465	$298,193,573	$41,848,141	$515,664,806	54.28%
Netherlands	—	—	46,077,248	—	46,077,248	4.85%
Great Britain	—	10,592,342	27,950,588	—	38,542,930	4.06%
Canada	—	—	23,059,245	2,006,560	25,065,805	2.64%
Japan	—	2,699,323	8,694,966	5,010,192	16,404,481	1.73%
Sweden	—	4,998,915	8,392,650	2,003,201	15,394,766	1.62%
Australia	—	2,999,898	10,298,268	—	13,298,166	1.40%
France	—	6,348,176	3,378,994	—	9,727,170	1.02%
Netherland Antilles	—	—	8,515,442	—	8,515,442	0.90%
Multi-national	—	2,699,352	3,999,250	—	6,698,602	0.71%
Denmark	—	—	5,023,529	—	5,023,529	0.53%
Hong Kong	—	—	4,802,244	—	4,802,244	0.51%
Germany	—	286,986	—	4,509,401	4,796,387	0.50%
Norway	—	2,599,203	—	—	2,599,203	0.27%
Mexico	—	—	1,856,278	—	1,856,278	0.20%
Total	$121,158,627	$87,688,660	$450,242,275	$55,377,495	$714,467,057	75.22%

The following table presents the exposure at December 31, 2012.

Country or Region	U.S. Treasury Securities	Gov't Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$105,315,591	$16,749,015	$56,716,412	$346,154,430	$54,744,623	$579,680,071	45.85%
Netherlands	—	—	—	32,673,377	—	32,673,377	2.59%
Great Britain	—	—	11,545,640	20,784,007	—	32,329,647	2.56%
Canada	—	—	4,199,589	20,875,991	2,008,124	27,083,704	2.14%
Japan	—	—	2,899,522	5,991,129	9,305,595	18,196,246	1.44%
Australia	—	—	3,997,360	11,593,198	2,053,020	17,643,578	1.40%
France	—	—	3,899,974	12,367,354	—	16,267,328	1.29%
Netherland Antilles	—	—	—	9,489,970	—	9,489,970	0.75%
Multi-national	—	—	3,998,800	4,760,818	—	8,759,618	0.69%
Ireland	—	—	—	7,991,462	—	7,991,462	0.63%
Singapore	—	—	5,299,611	—	—	5,299,611	0.42%
Germany	—	—	—	5,000,646	—	5,000,646	0.40%
Denmark	—	—	—	4,934,627	—	4,934,627	0.39%
Luxumberg	—	—	3,099,793	—	—	3,099,793	0.25%
Total	$105,315,591	$16,749,015	$95,656,701	$482,617,009	$68,111,362	$768,449,678	60.80%

9.	Indemnifications

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

10.      Interim Financial Statements

The consolidated statements of financial condition, including the consolidated condensed schedule of investments, at September 30, 2013, the consolidated statements of operations for the three and nine months ended September 30, 2013 and 2012, the consolidated statements of cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2013 and 2012, and the accompanying notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such consolidated financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at September 30, 2013, results of operations for the three and nine months ended September 30, 2013 and 2012, cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2013 and 2012. The results of operations for the three and nine months ended September 30, 2013 and 2012 are not necessarily indicative of the results to be expected for the full year or any other period. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11. Financial Highlights

The following information presents per unit operating performance data and other financial ratios for the three and nine months ended September 30, 2013 and 2012, assuming the unit was outstanding throughout the entire period:

	Three Months Ended September 30,
	2013			2012
	Class A	Class B	Class I†	Class A	Class B	Class I†
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$4,037.69	$5,631.05	$881.20	$4,442.34	$6,085.67	$947.80
Gain (loss) from operations
Gain (loss) from trading(1)	(82.58)	(114.99)	(18.00)	68.59	93.10	10.20
Net investment loss(1)	(48.59)	(43.55)	(4.73)	(52.25)	(43.41)	(1.96)
Total gain (loss) from operations	(131.17)	(158.54)	(22.73)	16.34	49.69	8.24

Net asset value per Unit at end of period	$3,906.52	$5,472.51	$858.47	$4,458.68	$6,135.36	$956.04

Total return(4)	(3.25)%	(2.82)%	(2.58)%	0.37%	0.82%	0.87%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees and General Partner 1% allocation(2) (3)	5.71%	3.95%	2.99%	5.65%	3.81%	1.14%
Trading Advisor incentive fees (4)	—	—	—	0.01%	0.01%	—
General Partner 1% allocation(4)	(0.03)%	(0.03)%	(0.03)%	—	0.01%	—
Total expenses	5.68%	3.92%	2.96%	5.66%	3.83%	1.14%

Net investment loss (2) (3) (5)	(5.04)%	(3.26)%	(2.29)%	(4.55)%	(2.71)%	(0.79)%

	Nine Months Ended September 30,
	2013			2012
	Class A	Class B	Class I	Class A	Class B	Class I†
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$4,228.83	$5,845.11	$912.75	$4,527.45	$6,147.29	$1,000.00
Loss from operations
Gain (loss) from trading(1)	(159.96)	(224.33)	(34.55)	112.01	150.67	(41.25)
Net investment loss(1)	(162.35)	(148.27)	(19.73)	(180.78)	(162.60)	(2.71)
Total loss from operations	(322.31)	(372.60)	(54.28)	(68.77)	(11.93)	(43.96)

Net asset value per Unit at end of period	$3,906.52	$5,472.51	$858.47	$4,458.68	$6,315.36	$956.04

Total return(4)	(7.62)%	(6.37)%	(5.95)%	(1.52)%	(0.19)%	(4.40)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees and General Partner 1% allocation(2) (3)	5.66%	3.86%	3.40%	5.78%	3.96%	1.07%
Trading Advisor incentive fees (4)	—	—	—	0.64%	0.64%	—
General Partner 1% allocation(4)	(0.08)%	(0.06)%	(0.07)%	(0.01)%	—	(0.02)%
Total expenses	5.58%	3.80%	3.33%	6.41%	4.60%	1.05%

Net investment loss (2) (3) (5)	(5.29)%	(3.48)%	(3.00)%	(4.47)%	(2.64)%	(0.73)%

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

(5) Ratio excludes Trading Advisor incentive fees and General Partner 1% allocation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The returns for each Class of Units for the nine months ended September 30, 2013 and 2012 were:

Class of Units	2013	2012
Class A	(7.62)%	(1.52)%
Class B	(6.37)%	(0.19)%
Class I	(5.95)%	(4.40)%

Past performance is not necessarily indicative of future results. Class I Units were introduced on June 1, 2012. Further analysis of the trading gains and losses is provided below.

2013

January

Spurred on by the resolution of the U.S. “fiscal cliff” negotiations, markets began 2013 with a strong risk appetite. This led to a rally in global equities and industrial commodities and caused a sell-off in safe haven bonds. In Europe, investors gained confidence that the region’s sovereign debt crisis had been contained, helping the euro strengthen against other currencies. Meanwhile, Japan’s new government implemented a stimulus program consisting of major fiscal spending, coupled with measures to weaken the yen to help the country’s exporters.

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

April

In April, economic data in China confirmed a slowdown in growth, while U.S. GDP estimates for the first quarter were weaker than expected. This led to a sell-off in industrial commodities such as energy and base metals, and a rally in Treasury bonds. The price of gold tumbled mid-month, triggered by reports that Cyprus might sell part of its gold reserves to pay down the country’s debt. Furthermore, the current absence of global inflation has reduced the attractiveness of precious metals that are often used as a hedge against inflation. Meanwhile,the Japanese central bank continued its policy of monetary stimulus, further weakening the yen and boosting the Nikkei stock index.

During the month, the Fund profited from its long bond positions, particularly in the U.S., where the fixed income market rallied on disappointing economic growth. The Fund’s short positions in gold and copper also made a positive return contribution after the decline in precious and base metals prices. Partly offsetting these gains were losses from long exposures to declining oil markets, as well as from trend reversals in agricultural markets such as corn. Overall, the Fund finished the month with a profit, with Class A Units up 3.11%, Class B Units up 3.26%, and Class I Units up 3.10%.

May

In May, improving economic data in the U.S. drove stock indices higher, but also prompted the Fed to signal that it might soon taper its quantitative easing program. Fixed income markets reacted negatively to the prospect of a reduction in the Fed’s $85 billion in monthly purchases of Treasury bonds and mortgage backed securities. U.S. 10-year Treasury bond yields jumped 46 basis points from 1.67% to 2.13% during the month, while international bond markets also sold off. Meanwhile in Japan, the high flying Nikkei index, which at one point was up 50% on the year, fell abruptly by 13% over the last 9 days of the month. This was caused by investors taking profits after signs of slowing Chinese growth and impending U.S. monetary tightening.

May proved to be a challenging month for the Fund’s trend-following strategies. The majority of losses were a result of sharp declines in global bond markets, particularly in the US and Europe, which hurt the Fund’s long positions. The Fund’s trading systems responded by cutting back bond positions substantially, standing ready to reposition as new trends emerge, whether bullish or bearish. In the currencies sector, long positions in the Australian dollar and New Zealand dollar detracted from performance, following a surprise interest rate cut in Australia and central bank intervention to weaken the currency in New Zealand. In energy markets, long positions in natural gas suffered as prices declined on higher than expected inventory levels. The Fund did, however, make a profit in equity indices through its long positions across the globe. The Fund was also positive in agricultural commodities, benefitting from a rally in soybeans. Overall, the Fund finished the month with a loss, with Class A Units down 4.97%, Class B Units down 4.83%, and Class I Units down 4.75%.

June

In June, the Fed reaffirmed its desire to phase out its quantitative easing program as long as U.S. economic data continues to improve. Markets interpreted this as the beginning of the end of an era of ultra-easy monetary policy. As a result, global equities and bonds sold off sharply. Ironically, the largest stock market declines were not in the U.S. Prospective tightening by the U.S. Federal Reserve had a greater impact in Europe, where the economic recovery lags the U.S., and in Asia and emerging markets, where a slowdown in China also worried investors. Meanwhile, the Fed’s new stance caused gold prices to plummet to levels last seen in 2010, as the risk of inflation due to loose monetary conditions diminished.

The market moves in June were a continuation of the sharp and sudden trend reversals that began at the end of May. These price patterns are particularly difficult for trend-following systems to navigate. The Fund came into June with long exposure to global equities. Although these positions were reduced significantly over the month, the Fund nevertheless saw losses in this sector, particularly in European indices. In currencies, choppy price movements in the euro and British pound sterling against the US dollar were also a detriment to performance. Residual long positions in bonds and interest rates, primarily in Europe, caused losses before positions were closed out. By the end of the month, most of the Fund’s trading advisors had systematically moved to net short positions in fixed income instruments. On the positive side, the Fund was able to profit from the downward trend in precious metals, such as gold and silver, as well as in industrial metals, such as copper. Overall, the Fund finished the month with a loss, with Class A Units down 4.34%, Class B Units down 4.20%, and Class I Units down 4.12%.

July

In July, global equity indices rebounded from their losses in the prior month. This was a result of central banks seeking to reassure skittish investors that they would wait to pull back on monetary easing until an economic recovery became more firmly established. In the U.S., investors came to believe that the imminent tapering of the Fed’s quantitative easing program may be more gradual than previously thought, as Bernanke softened his tone on potential tightening amid still modest economic growth and low inflation. Meanwhile, the European Central Bank announced that interest rates would stay at current levels or lower for an extended period. Gold and bond markets saw a bounce as a result. In energy markets, surprisingly high summer demand in the U.S. coupled with lower inventories caused WTI crude oil prices to jump to a 16-month high of $108/barrel.

The Fund profited from long equity positions, particularly in the U.S. However, the size of these gains was tempered by the fact that our trend-following managers had trimmed their exposures after stock market declines in the previous month. Elsewhere, the Fund benefited from its long positions in crude oil. Off setting these profits were losses from short positions in metals, as gold prices reversed from their downward trend. The Fund also saw small negative contributions from reversals in currencies and bond markets. Overall, the Fund finished the month with a loss, with Class A Units down 0.56%, Class B Units down 0.41%%, and Class I Units down 0.33%.

August

August saw continued positive economic data in the U.S. and early signs of a recovery in the Eurozone, where a positive second quarter GDP report marked the end of an 18-month recession in the region. This raised the risk of near-term monetary policy tightening, which caused bond yields to rise across developed markets and weighed on equity indices. In the latter half of the month, political tensions escalated in the Middle East. The U.S. and France threatened to intervene in Syria’s civil war, causing a sell-off in stocks and a rally in oil and gold.

In August, the Fund’s short positions in metals suffered losses, as stronger than expected Chinese industrial production caused a rebound in base metal prices, while the Syrian crisis boosted demand for precious metals. The currency sector also detracted from performance as a result of choppy movements in European exchange rates. Meanwhile, the Fund saw a negative contribution from long positions in equity indices as global stock markets fell, with the S&P 500 seeing its biggest monthly decline since May 2012. On the positive side, the Fund’s long energy positions were able to profit from the rise in oil prices. Overall, the Fund finished the month with a loss, with Class A Units down 2.71%, Class B Units down 2.57%, and Class I Units down 2.49%.

September

In September, the Federal Reserve surprised markets by delaying a much anticipated “tapering” of its quantitative easing program until there are more signs of a robust U.S. economic recovery. The Fed’s decision boosted stock indices, lowered bond yields and weakened the U.S. dollar. Meanwhile, oil prices fell as the U.S. backed away from military intervention in Syria, following the As sad regime’s acceptance of a chemical disarmament proposal. Towards the end of the month, a breakdown in U.S. budget and debt ceiling negotiations caused a sell-off in equities ahead of a government shutdown.

The Fund profited in September from long exposure to rising equity indices, although the political impasse over the U.S. budget led to a give back of some of the stock gains from early in the month. In fixed income markets, the Fund benefited from long positions in Japanese bonds, which rallied on continued monetary stimulus by the Bank of Japan. The Fund’s main losses came from long positions in the energy sector, as oil prices fell from their highs with an easing of the Syrian crisis. The Fund also saw small losses in metals and agricultural commodities. In currencies, gains from long positions in the Euro and British pound were offset by losses from short positions in the Australian dollar. Overall the Fund finished the month with flat performance, with Class A Units at 0.00%, Class B Units up 0.15%, and Class I Units up 0.23%.

33

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

In the case of forward currency contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions, thus there may be a greater counterparty risk. The General Partner used only those counterparties that it believes to be creditworthy for the Fund. All positions of the Fund are valued each day on a mark-to-market basis. There can be no assurance, however, that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund's open positions by market sector at September 30, 2013 and December 31, 2012. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	September 30, 2013		December 31, 2012
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$12,593,684	1.32%	$15,121,060	1.19%
Currencies	32,068,145	3.38	80,209,588	6.35
Energy	6,639,447	0.70	11,375,877	0.90
Equity indices	59,801,603	6.30	81,635,067	6.46
Interest rate instruments	25,851,690	2.72	58,004,027	4.59
Metals	14,617,871	1.54	14,346,855	1.14
Single stock futures	9,244,435	0.97	4,786,136	0.38
Total	$160,816,875	16.93%	$265,478,610	21.01%

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

The following were the primary trading risk exposures of the Fund as of September 30, 2013, by market sector.

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

The following were the only non-trading risk exposures of the Fund as of September 30, 2013.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at September 30, 2013 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended September 30, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from risk factors disclosed in the Fund’s Form 10-K for year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended September 30, 2013. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended September 30, 2013 were as follows:

	July	August	September	Total
A Units
Units redeemed	3,157.2360	4,493.6943	4,983.3100	12,634.2403
Average net asset value per unit	$4,015.17	$3,906.36	$3,906.52	$3,933.61

B Units
Units redeemed	2,158.8295	4,467.1615	5,672.5684	12,298.5594
Average net asset value per unit	$5,607.99	$5,464.14	$5,472.51	$5,493.25

I Units
Units redeemed	—	—	1,114.4090	1,114.4090
Average net asset value per unit	$—	$—	$858.47	$858.47

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

Dated: November 14, 2013		Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)

