Form 10-K
period 2013-12-31
FUTURES PORTFOLIO FUND L.P.
filed 2014-03-28
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

Commission file number: 000-50728

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

Organized in Maryland	IRS Employer Identification No.: 52-1627106

c/o Steben & Company, Inc.
9711 Washingtonian Blvd., Suite 400
Gaithersburg, MD 20878
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

Futures Portfolio Fund, Limited Partnership (“Fund”) is a Maryland limited partnership, was formed on May 11, 1989 and began trading on January 2, 1990. Using professional trading advisors, the Fund engages in the speculative trading of futures contracts, forward currency contacts and other financial instruments traded in the United States (“U.S.”) and internationally. The Fund primarily trades futures contracts within six major market sectors: equity indices, currencies, interest rate instruments, energy products, metals and agricultural commodities.

The Fund’s fiscal year ends each December 31, and the Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Third Amended and Restated Limited Partnership Agreement (“Partnership Agreement”). At December 31, 2013, the aggregate capitalization of the Fund was $880,409,705, consisting of Class A interest of $550,501,395, Class B interest of $325,651,536 and Class I interest of $4,256,774. The net asset value per limited partner interests (“Units”) of the Class A Units was $4,114.51, Class B Units was $5,789.73 and Class I units was $910.42 at December 31, 2013.

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

During 2011, the Fund made investments totaling $90 million in the Steben Institutional Fund LLC (“SIF”), whose manager was the General Partner. The Fund was the only member in SIF. Similar to the Fund, SIF used professional trading advisors to engage in the speculative trading of futures and forward currency contracts traded in the U.S. and internationally. SIF traded within six major market sectors: agricultural commodities, currencies, energy, equity indices, interest rate instruments and metals. SIF commenced trading on March 1, 2011. SIF incurred trading advisor management and incentive fees, as well as reimbursed its manager for operating expenses incurred on its behalf. During 2012, the General Partner liquidated SIF and all of the assets of SIF were transferred to the Fund by October 31, 2012.

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

Trading Advisors

As of February 28, 2014, the Trading Advisors of the Fund and the allocation of the Fund’s trading level are reflected as follows:

% of Total Allocations
Altis Partners (Jersey), Ltd	1%
BlueCrest Capital Management LLP	23%
Estlander & Partners Ltd.	6%
Fort Investment Management L.P.	4%
Lynx Asset Management	5%
PGR Capital LLP	3%
Quantitative Investment Management, LLC	18%
Transtrend BV	15%
Winton Capital Management, Ltd.	25%

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

Cash Managers

The Fund has engaged J.P. Morgan Investment Management, Inc. (“JPMIM”) and Principal Global Investors, LLC (“PGI” and, together with JPMIM, the “Cash Managers”) to provide cash management services to the Fund. The Cash Managers will manage the Fund’s cash and excess margin through investments in fixed income instruments, pursuant to investment parameters established by the General Partner.

Description of Current Charges

Charges		Amount
Trading Advisor Management Fees	Each class of Units incurs monthly trading advisor management fees, payable monthly or quarterly in arrears, to the Trading Advisors (based on the assets under their management), equal to:
	▪	BlueCrest Capital Management, LLP: 1/12th of 2%
	▪	Quantitative Investment Management, LLC: 0%
	▪	Transtrend BV: 1/12th of 0.75% to 1%
	▪	Winton Capital Management, Ltd: 1/12th of 1.5%
	▪	Other Trading Advisors*: 1/12th of 1% to 2%

*Individual Trading Advisors represent less than 10% allocation of the Fund’s trading level.

Trading Advisor Incentive Fees	Each class of Units incurs quarterly trading advisor incentive fees, payable in arrears to the Trading Advisors, for any “Net New Trading Profits” generated on the portion of the Fund the respective Trading Advisor manages, equal to:
	▪	BlueCrest Capital Management, LLP	20%
	▪	Quantitative Investment Management, LLC	30%
	▪	Transtrend BV	25%
	▪	Winton Capital Management Ltd.	20%
	▪	Other Trading Advisors*:	12.50% to 25%

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
Selling Agent Fees and Broker Dealer Servicing Fees

The General Partner charges monthly selling agent fees and broker dealer servicing fees, equal to 1/12th of 2% of the month-end net asset value for Class A Units and 1/12th of 0.2% of the month-end net asset value for Class B Units, payable in arrears. The General Partner, in turn, pays selling agent fees and broker dealer servicing fees to the respective selling agents. If selling agent fees are not paid to the selling agents, or if the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

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

The General Partner’s principal business office is in Gaithersburg, Maryland.

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

Holders

As of February 28, 2014, there were 7,658, 3,963 and 2 holders of Class A, B and I Units of the Fund, respectively.

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the year ended December 31, 2013.

The proceeds of the sale of registered securities are deposited in the Fund’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with the Fund’s trading policies and the Trading Advisors’ trading programs.

Issuer Purchases of Equity Securities

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

Redemptions of Class A, B and I Units during the fourth quarter 2013 were as follows:

	October	November	December	Total
Class A Units
Units redeemed	5,777.7407	5,553.7338	5,277.3397	16,608.8142
Average net asset value per unit	$4,005.66	$4,084.31	$4,114.51	$4,066.55

Class B Units
Units redeemed	4,729.4589	3,935.2076	2,470.5933	11,135.2598
Average net asset value per unit	$5,619.74	$5,738.68	$5,789.73	$5,699.49

Class I Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—
13

Item 6.	Selected Financial Data

The following selected consolidated financial data of the Fund as of and for the years ended December 31, 2013, 2012, 2011, 2010 and 2009 is derived from the consolidated financial statements that have been audited by McGladrey LLP (formerly known as McGladrey & Pullen, LLP), the Fund’s independent registered public accountant. This financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with the Fund’s consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Income Statement Items
Net gain (loss) from trading	$21,102,913	$(20,344,441)	$(46,536,177)	$182,134,426	$(1,321,770)
Interest income and net gain (loss) from trading of investments in securities and certificates of deposit	4,653,995	15,554,487	(2,821,909)	3,119,900	4,484,279
Net total expenses	(53,810,139)	(79,113,002)	(84,954,757)	(84,518,180)	(66,508,237)
Net income (loss)	$(28,053,231)	$(83,902,956)	$(134,312,843)	$100,736,146	$(63,345,728)

Balance Sheet Items
Total assets	$924,445,965	$1,320,258,204	$1,527,648,938	$1,457,657,150	$1,109,264,003
Total partners’ capital (net asset value)	$880,409,705	$1,263,878,940	$1,482,656,104	$1,401,627,694	$1,057,734,905

Class A Units
Net asset value per unit	$4,114.51	$4,228.83	$4,527.45	$4,985.84	$4,668.87
Increase (decrease) in net asset value per unit	$(114.32)	$(298.62)	$(458.39)	$316.97	$(350.09)
Total return	(2.70)%	(6.60)%	(9.19)%	6.79%	(6.98)%

Class B Units
Net asset value per unit	$5,789.73	$5,845.11	$6,147.29	$6,650.67	$6,118.04
Increase (decrease) in net asset value per unit	$(55.38)	$(302.18)	$(503.38)	$532.63	$(342.01)
Total return	(0.95)%	(4.92)%	(7.57)%	8.71%	(5.29)%

Class I Units
Net asset value per unit	$910.42	$912.75	$—	$—	$—
Increase (decrease) in net asset value per unit	$(2.33)	$(87.25)	$—	$—	$—
Total return	(0.25)%	(8.73)%	—%	—%	—%

Results from past periods are not necessarily indicative of results that may be expected for any future period.

The following supplementary summarized quarterly data are presented for the three-months ended March 31, June 30, September 30 and December 31, 2013 and 2012.

	March 31, 2013			March 31, 2012
	Class A	Class B	Class I	Class A	Class B	Class I
Net income (loss)	$14,007,308	$11,700,349	$111,115	$(13,722,214)	$(6,839,078)	$—
Increase (decrease) in net asset value per unit	78.87	135.67	23.15	(70.97)	(69.25)	—
Net asset value per unit	4,307.70	5,980.78	935.90	4,456.48	6,078.04	—
Ending net asset value	724,490,811	484,036,930	5,418,841	848,421,814	588,711,138	—

	June 30, 2013			June 30, 2012
	Class A	Class B	Class I	Class A	Class B	Class I
Net income (loss)	$(44,287,390)	$(26,954,728)	$(316,721)	$(2,094,100)	$1,132,270	$(13,281)
Increase (decrease) in net asset value per unit	(270.01)	(349.73)	(54.70)	(14.14)	7.63	(52.20)
Net asset value per unit	4,037.69	5,631.05	881.20	4,442.34	6,085.67	947.80
Ending net asset value	654,177,690	428,218,140	5,102,120	833,249,714	566,865,241	241,131

	September 30, 2013			September 30, 2012
	Class A	Class B	Class I	Class A	Class B	Class I
Net income (loss)	$(21,077,315)	$(11,919,741)	$(131,588)	$3,185,581	$4,604,963	$2,096
Increase (decrease) in net asset value per unit	(131.17)	(158.54)	(22.73)	16.34	49.69	8.24
Net asset value per unit	3,906.52	5,472.51	858.47	4,458.68	6,135.36	956.04
Ending net asset value	589,400,670	356,480,156	4,013,847	826,386,945	563,204,627	2,375,119

	December 31, 2013			December 31, 2012
	Class A	Class B	Class I	Class A	Class B	Class I
Net income (loss)	$30,687,371	$19,885,183	$242,926	$(43,102,668)	$(26,948,987)	$(107,538)
Increase (decrease) in net asset value per unit	207.99	317.22	51.95	(229.85)	(290.25)	(43.29)
Net asset value per unit	4,114.51	5,789.73	910.42	4,228.83	5,845.11	912.75
Ending net asset value	550,501,395	325,651,536	4,256,774	753,610,488	508,000,871	2,267,581
15

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Prior to April 1, 2011, the Fund used UBS Financial Services, Inc. and Bank of America Merrill Lynch as its cash management securities brokers.

Liquidity

At December 31, 2013, there are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

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

Results of Operations

The returns for each Class of Units for the years ended December 31, 2013, 2012, and 2011 were:

Class of Units	2013	2012	2011

Class A	(2.70)%	(6.60)%	(9.19)%

Class B	(0.95)%	(4.92)%	(7.57)%

Class I	(0.25)%	(8.73)%	—%

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

May proved to be a challenging month for the Fund’s trend-following strategies. The majority of losses were a result of sharp declines in global bond markets, particularly in the U.S. and Europe, which hurt the Fund’s long positions. The Fund’s trading systems responded by cutting back bond positions substantially, standing ready to reposition as new trends emerge, whether bullish or bearish. In the currencies sector, long positions in the Australian dollar and New Zealand dollar detracted from performance, following a surprise interest rate cut in Australia and central bank intervention to weaken the currency in New Zealand. In energy markets, long positions in natural gas suffered as prices declined on higher than expected inventory levels. The Fund did, however, make a profit in equity indices through its long positions across the globe. The Fund was also positive in agricultural commodities, benefitting from a rally in soybeans. Overall, the Fund finished the month with a loss, with Class A Units down 4.97%, Class B Units down 4.83%, and Class I Units down 4.75%.

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

The market moves in June were a continuation of the sharp and sudden trend reversals that began at the end of May. These price patterns are particularly difficult for trend-following systems to navigate. The Fund came into June with long exposure to global equities. Although these positions were reduced significantly over the month, the Fund nevertheless saw losses in this sector, particularly in European indices. In currencies, choppy price movements in the euro and British pound sterling against the U.S. dollar were also a detriment to performance. Residual long positions in bonds and interest rates, primarily in Europe, caused losses before positions were closed out. By the end of the month, most of the Fund’s trading advisors had systematically moved to net short positions in fixed income instruments. On the positive side, the Fund was able to profit from the downward trend in precious metals, such as gold and silver, as well as in industrial metals, such as copper. Overall, the Fund finished the month with a loss, with Class A Units down 4.34%, Class B Units down 4.20%, and Class I Units down 4.12%.

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

The Fund profited from long equity positions, particularly in the U.S. However, the size of these gains was tempered by the fact that our trend-following managers had trimmed their exposures after stock market declines in the previous month. Elsewhere, the Fund benefited from its long positions in crude oil. Offsetting these profits were losses from short positions in metals, as gold prices reversed from their downward trend. The Fund also saw small negative contributions from reversals in currencies and bond markets. Overall, the Fund finished the month with a loss, with Class A Units down 0.56%, Class B Units down 0.41%, and Class I Units down 0.33%.

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

September

In September, the Federal Reserve surprised markets by delaying a much anticipated “tapering” of its quantitative easing program until there are more signs of a robust U.S. economic recovery. The Fed’s decision boosted stock indices, lowered bond yields and weakened the U.S. dollar. Meanwhile, oil prices fell as the U.S. backed away from military intervention in Syria, following the Assad regime’s acceptance of a chemical disarmament proposal. Towards the end of the month, a breakdown in U.S. budget and debt ceiling negotiations caused a sell-off in equities ahead of a government shutdown.

The Fund profited in September from long exposure to rising equity indices, although the political impasse over the U.S. budget led to a giveback of some of the stock gains from early in the month. In fixed income markets, the Fund benefited from long positions in Japanese bonds, which rallied on continued monetary stimulus by the Bank of Japan. The Fund’s main losses came from long positions in the energy sector, as oil prices fell from their highs with an easing of the Syrian crisis. The Fund also saw small losses in metals and agricultural commodities. In currencies, gains from long positions in the Euro and British pound were offset by losses from short positions in the Australian dollar. Overall the Fund finished the month with flat performance, with Class A Units at 0.00%, Class B Units up 0.15%, and Class I Units up 0.23%.

October

In October, a budget stalemate in Washington caused a government shutdown and threatened to trigger a sovereign default as the U.S. hovered at its debt ceiling. An agreement reached mid-month reopened government offices and extended the nation’s borrowing capacity until February 2014. As a result, global equities rallied, with the S&P 500 rising to all-time highs. Amid a dysfunctional fiscal policy environment with weak employment growth, the Federal Reserve decided to maintain its current level of bond purchases through its quantitative easing program and pushed out the likely start of monetary tightening further into the future. Meanwhile, in energy markets, crude oil prices fell from their highs reached during the Syrian crisis while natural gas was down on warmer temperature forecasts for the fall season.

The Fund enjoyed strong gains in its long equity positions on the back of rallies in the U.S. and European stock markets. In the fixed income sector, interest rates and bond yields fell, benefiting the Fund’s long positions, particularly in Eurodollars and Japanese bonds. These gains outweighed losses sustained on trend reversals in gold, natural gas and crude oil, allowing the Fund to end the month with net positive performance. Overall, the Fund finished the month with a gain, with Class A Units up 2.54%, Class B Units up 2.69%, and Class I Units up 2.77%.

November

Global equity markets continued their broad-based rally in November, as positive economic news in the U.S. outweighed potentially bearish Fed comments that suggested it could begin to taper its quantitative easing program in future months. Meanwhile, the European Central Bank added to its monetary stimulus with a surprise cut in interest rates. Elsewhere, the Bank of Japan signaled it would continue its expansionary monetary policy, which resulted in the Japanese yen falling to new lows. In commodity markets, precious metals declined in anticipation of Fed tightening, while some energy markets rallied due to higher demand from unseasonably cold weather.

The Fund profited from the global stock rally, with the largest gains coming from long positions in the S&P 500 and DAX indices. In currencies, the Fund garnered strong returns through a short position in the depreciating Japanese yen. In the metals sector, declines in gold and silver proved profitable for the Fund’s short exposure. However, a short position in natural gas saw losses as prices jumped on unusually chilly temperatures in the U.S. The Fund closed the month with a net positive return, with Class A Units up 1.96%, Class B Units up 2.12%, and Class I Units up 2.20%.

December

In December, equities initially fell as strong U.S. economic performance heightened concerns that the Federal Reserve might unwind its quantitative easing program more sharply than previously expected. However, the Fed allayed the worst of investors’ fears by announcing a moderate $10B reduction in monthly bond purchases, while also signaling that it would keep short-term interest rates low through 2015. This prompted a relief rally in global stock indices into the year-end. Elsewhere, the European Union received a credit rating downgrade, but saw stronger than expected economic growth data. In Asia, the Japanese yen fell to multi-year lows on the belief that the Bank of Japan would continue its monetary easing program. Overall, the Fund enjoyed a moderate gain for the month, with Class A Units up 0.74%, Class B Units up 0.89%, and Class I Units up 0.97%.

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

In November, the Fund made gains in long positions in the fixed income sector as global bonds rallied on continued easy central bank monetary policy. The currency sector made a small profit from short positions in the Japanese yen, which depreciated on speculation of more aggressive money printing with a potential Liberal Democratic Party victory in the country’s upcoming election. However, the Fund saw losses due to price reversals in physical commodities. Base metals and crude oil prices rebounded from their downward trend on stronger Chinese industrial production data, while grain prices declined from their recent highs on higher than expected supply. Equity markets also proved difficult to trade during the month, as an early sell-off reversed sharply mid-month with a return of investor risk appetite. Overall, the Fund finished the month with a loss, with Class A, B and I units down 0.78%, 0.63% and 0.55%, respectively.

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

22

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

The Fund may invest in U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, certificates of deposit, commercial paper and corporate notes. Should an issuing entity default on its obligation to the Fund and such entity is not backed by the full faith and credit of the U.S. government, the Fund bears the risk of loss of the amount expected to be received. The Fund minimizes this risk by only investing in securities and certificates of deposit of firms with high quality debt ratings.

Significant Accounting Estimates

A summary of the Fund’s significant accounting policies are included in Note 1 to the consolidated financial statements.

The Fund’s most significant accounting policy is the valuation of its assets invested in U.S. and foreign futures and forward currency contracts, and fixed income instruments. The Fund’s futures contracts are exchange-traded, with the fair value of these contracts based on exchange settlement prices. The fair values of non-exchange-traded contracts, such as forward currency contracts, are based on third-party quoted dealer values on the interbank market. The fair value of money market funds is based on quoted market prices for identical shares. U.S. Treasury securities are stated at fair value based on quoted market prices for identical assets in an active market. Notes of U.S. and foreign government sponsored enterprises, as well as certificates of deposit, commercial paper and corporate notes, are stated at fair value based on quoted market prices for similar assets in an active market. Given the valuation sources, there is little judgment or uncertainty involved in the valuation of these assets, and it is unlikely that materially different amounts would be reported under different valuation methodologies or assumptions.

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

Market movements result in frequent changes in the fair value of the Fund’s open positions and, consequently, in its earnings and cash flow. The Fund’s market risk is influenced by a wide variety of factors, including the level and volatility of exchange rates, interest rates, equity price levels, the market value of financial instruments and contracts, the diversification effects among the Fund’s open positions and the liquidity of the markets in which it trades.

The Fund rapidly acquires and liquidates both long and short positions in a wide range of different markets. Consequently, it is not possible to predict how a particular future market scenario will affect performance, and the Fund’s past performance cannot be relied on as indicative of its future results.

Standard of Materiality

Materiality as used in this section, “Quantitative and Qualitative Disclosures about Market Risk,” is based on an assessment of reasonably possible market movements and the potential losses caused by such movements, taking into account the leverage, and multiplier features of the Fund’s market sensitive instruments.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at December 31, 2013 and 2012. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. At December 31, 2013 and 2012, the Fund’s total capitalization was $880,409,705 and $1,263,878,940, respectively.

	December 31,
	2013		2012
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$12,048,839	1.37%	$15,121,060	1.19%
Currencies	32,743,375	3.72	80,209,588	6.35
Energy	10,635,338	1.21	11,375,877	0.90
Equity indices	43,589,832	4.95	81,635,067	6.46
Interest rate instruments	20,895,833	2.37	58,004,027	4.59
Metals	14,333,234	1.63	14,346,855	1.14
Single stock futures	4,144,187	0.47	4,786,136	0.38
Total	$138,390,638	15.72%	$265,478,610	21.01%

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Fund is typically many times the applicable margin requirement (margin requirements generally ranging between approximately 1% and 10% of contract face value) as well as many times the capitalization of the Fund. The magnitude of the Fund’s open positions creates a risk of ruin not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions - unusual, but historically recurring from time to time - could cause the Fund to incur severe losses over a short period of time. The foregoing Value at Risk tables, as well as the past performance of the Fund, gives no indication of this risk of ruin.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2013 and 2012, by market sector.

Agricultural Commodities

The Fund’s primary agricultural exposure is due to price movements in agricultural commodities, which are often directly affected by severe or unexpected weather conditions as well as other factors that affect inventory levels or supply and demand characteristics. The Fund’s agricultural exposure is primarily to cotton, coffee, cocoa, rubber, corn, soybeans, sugar and wheat.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the significant non-trading risk exposures of the Fund as of December 31, 2013 and 2012.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in euros, Japanese yen, British pounds, Australian dollars, Hong Kong dollars and Canadian dollars. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than once a week).

U.S. Treasury Securities, U.S. and Foreign Government Sponsored Enterprise Notes, Commercial Paper, Corporate Notes and Certificates of Deposit

Monies in excess of margin requirements are invested in fixed income instruments, including U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, commercial paper, corporate notes and certificates of deposit. Fluctuations in prevailing interest rates could cause immaterial mark-to-market gains or losses on the Fund’s investments; although substantially all of these investments are held to maturity.

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

Financial statements meeting the requirements of Regulation S-X appear in Part IV of this report. The supplementary financial information specified by Item 302 of Regulation S-K is included in this report under the heading “Selected Financial Data” above.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at December 31, 2013 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2013, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on that assessment, management concluded that, as of December 31, 2013, the Fund’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework published in 1992.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Since February 29, 2004, Steben & Company, Inc. has acted as general partner to another Maryland limited partnership, Sage Fund Limited Partnership, an SEC registrant under the 1934 Act whose shares are privately offered. Since March 27, 2007, Steben & Company, Inc. has acted as general partner of a Delaware limited partnership, Seneca Global Fund, L.P., whose units of limited partner interests are registered with the SEC pursuant to a public offering. Since March 1, 2011, Steben & Company, Inc. has acted as a manager of a Delaware limited liability company, Steben Institutional Fund LLC (“SIF”). During 2012, the General Partner liquidated SIF and all of the assets of SIF were transferred to the Fund by October 2012. Since August 1, 2013, the General Partner has acted as the general partner for Steben Select Multi-Strategy Partners, L.P., a privately offered investment fund. Since August 1, 2013, the General Partner has been the Investment Manager for Steben Select Multi-Strategy Master Fund, a privately offered closed-end fund. Additionally, since January 1, 2014, the General Partner acts as the investment manager for Steben Select Multi-Strategy Fund, a publicly offered closed-end fund. Because Steben & Company, Inc. serves as the sole general partner or manager of these funds, the officers and directors of Steben & Company, Inc. effectively manage the respective funds.

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

Section 16 (A) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires that reports of beneficial ownership of limited partner interests and changes in such ownership be filed with the SEC by Section 16 “reporting persons.” The Fund is required to disclose in this annual report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16(a) on a timely basis during the year ended December 31, 2013. During the year ended December 31, 2013, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

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

As compensation for its services in managing the Fund, the General Partner earns the following compensation:

•	General Partner Management Fee – the Fund incurs a monthly fee on Class A and Class B Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A and Class B Units, payable in arrears. Prior to June 1, 2012, the general partner management fee was 1.75% per annum. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears. During 2013, 2012 and 2011, the General Partner earned $16,660,484, $23,059,894 and $26,123,720, respectively, in General Partner management fees.

•	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units calculated monthly. The general partner performance fee is payable quarterly in arrears. During 2013, 2012 and 2011, the General Partner earned $13,402, $3,161 and $0, respectively, in General Partner performance fees.

•	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units and such amounts are included in Selling Agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fee are retained by the General Partner.

•	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units and such amounts are included in Selling Agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fee are retained by the General Partner. During 2013, 2012 and 2011, the General Partner earned $14,343,627, $18,152,168 and $19,182,712, respectively, in Selling Agent and Broker Dealer Servicing Fees.

Additionally, each year the General Partner receives from the Fund 1% of any net income earned by the Fund or pays to the Fund 1% of any net loss incurred by the Fund. For the years ended December 31, 2013, 2012 and 2011, the General Partner paid the Fund $283,366 and $847,505 and $1,356,695, respectively, for the General Partner 1% allocation.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Fund has no officers or directors as its affairs are managed by the General Partner. Set forth in the table below is information regarding the beneficial ownership of the officers and directors of the Fund’s General Partner at February 28, 2014. There are no securities authorized for issuance under an equity compensation plan.

At February 28, 2014, no person or group is known to have been the beneficial owner of more than 5% of the Units.

At February 28, 2014, the General Partner did not own any Units. At February 28, 2014, the directors, executive officers and principals of the General Partner beneficially owned interests in the Fund as follows:

Name	Class of Units Owned	Number of Units Owned	Value of Units	Percentage of the Fund
Kenneth E. Steben	I	254.4114	$229,234	0.03%
Carl A. Serger	B	16.1415	92,340	0.01%
Michael D. Bulley	B	15.9425	91,202	0.01%
Neil D. Menard	B	4.3721	25,011	0.00%
Total directors and executive officers of the General Partner as a group		290.8675	$437,787	0.05%

The address of each director and officer is c/o Steben & Company, Inc., 9711 Washingtonian Blvd., Suite 400, Gaithersburg, Maryland 20878.

There has been no change in control of the Fund.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See “Item 1. Business” for a description of the relationships between the General Partner, the Fund, the Trading Advisor, the futures brokers and the Cash Managers. See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 14.	Principal Accountant Fees and Services

The following table sets forth the fees billed to the Fund for professional audit services provided by McGladrey LLP (formerly known as McGladrey & Pullen, LLP), the Fund’s independent registered public accountant, for the audits of the Fund’s annual consolidated financial statements for the years ended December 31, 2013 and 2012, and fees billed for other professional services rendered by McGladrey LLP and RSM McGladrey, Inc. (formerly an associated entity that McGladrey LLP acquired on December 1, 2011) (collectively, “McGladrey”) during those years.

Fee Category	2013	2012
Audit fees(1)	$206,559	$200,000
Audit-related fees	—	—
Tax fees(2)	41,000	41,000
All other fees	—	—
Total fees	$247,559	$241,000

(1)	Audit fees consist of fees for professional services rendered for the audit of the Fund’s consolidated financial statements and review of consolidated financial statements included in the Fund’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.
(2)	Tax fees consist of fees for the preparation of original tax returns.

The General Partner’s Board of Directors pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms. The General Partner’s Board of Directors approved all the services provided by McGladrey during 2013 and 2012 to the Fund described above. The General Partner’s Board of Directors has determined that the payments made to McGladrey for these services during 2013 and 2012 are compatible with maintaining that firm’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Financial Statements

Futures Portfolio Fund, Limited Partnership

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2013 and 2012

Consolidated Condensed Schedule of Investments as of December 31, 2013

Consolidated Condensed Schedule of Investments as of December 31, 2012

Consolidated Statements of Operations for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2013, 2012 and 2011

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

Name	Title	Date

/s/ Kenneth E. Steben	President, Chief Executive Officer and Director of the General Partner	March 28, 2014
Kenneth E. Steben
/s/ Carl A. Serger	Chief Financial Officer and Director of the General Partner	March 28, 2014
Carl A. Serger
/s/ Michael Bulley	Senior Vice President, Research & Risk Management and Director of the General Partner	March 28, 2014
Michael D. Bulley

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Futures Portfolio Fund, Limited Partnership
Dated March 28, 2014
	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director
of the General Partner

Report of Independent Registered Public Accounting Firm

To the Partners of

Futures Portfolio Fund, Limited Partnership

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedule of investments, of Futures Portfolio Fund, Limited Partnership and subsidiary (the "Fund"), as of December 31, 2013 and 2012, and the related consolidated statements of operations, cash flows, and changes in partners' capital (net asset value) for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing the audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Fund's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Futures Portfolio Fund, Limited Partnership and subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Chicago, Illinois

March 28, 2014

Futures Portfolio Fund, Limited Partnership
Consolidated Statements of Financial Condition
December 31, 2013 and 2012

	2013	2012
Assets
Equity in broker trading accounts
Cash	$289,217,101	$509,692,323
Net unrealized gain on open futures contracts	37,958,108	12,117,973
Net unrealized gain on open forward currency contracts	695,075	5,626,395
Total equity in broker trading accounts	327,870,284	527,436,691
Cash and cash equivalents	22,745,016	23,524,330
Investments in securities, at fair value	530,922,246	700,338,316
Certificates of deposit, at fair value	42,625,053	68,111,362
General Partner 1% allocation receivable	283,366	847,505
Total assets	$924,445,965	$1,320,258,204

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$2,512,701	$2,067,535
Trading Advisor incentive fees payable	177,898	—
Commissions and other trading fees payable on open contracts	144,920	278,431
Cash Manager fees payable	164,805	307,443
General Partner management and performance fees payable	1,145,591	1,635,993
Selling Agent fees payable – General Partner	1,016,111	1,380,866
Administrative expenses payable – General Partner	344,649	490,790
Redemptions payable	36,130,211	41,157,564
Subscriptions received in advance	2,399,374	9,060,642
Total liabilities	44,036,260	56,379,264

Partners’ Capital (Net Asset Value)
Class A Interests – 133,795.0412 units and 178,207.9880 units outstanding at December 31, 2013 and 2012, respectively	550,501,395	753,610,488
Class B Interests – 56,246.4420 units and 86,910.3630 units outstanding at December 31, 2013 and 2012, respectively	325,651,536	508,000,871
Class I Interests – 4,675.5936 and 2,484.3408 units outstanding at December 31, 2013 and 2012, respectively	4,256,774	2,267,581
Total partners’ capital (net asset value)	880,409,705	1,263,878,940
Total liabilities and partners’ capital (net asset value)	$924,445,965	$1,320,258,204

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments
December 31, 2013

					% of
					Partners’
					Capital (Net
		Description		Fair Value	Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield [1]
$8,000,000	2/28/14	U.S. Treasury Note	1.88%	$8,073,462	0.92%
8,350,000	3/31/14	U.S. Treasury Note	1.75%	8,420,926	0.96%
5,115,000	4/15/14	U.S. Treasury Note	1.25%	5,145,478	0.58%
7,500,000	5/15/14	U.S. Treasury Note	1.00%	7,534,638	0.86%
8,750,000	5/31/14	U.S. Treasury Note	2.25%	8,843,870	1.01%
3,000,000	5/31/14	U.S. Treasury Note	0.25%	3,002,417	0.34%
8,100,000	6/30/14	U.S. Treasury Note	2.63%	8,201,206	0.93%
4,000,000	6/30/14	U.S. Treasury Note	0.25%	4,003,152	0.45%
5,000,000	8/31/14	U.S. Treasury Note	2.38%	5,113,984	0.58%
5,000,000	9/30/14	U.S. Treasury Note	0.25%	5,007,294	0.57%
7,200,000	11/30/14	U.S. Treasury Note	2.13%	7,340,891	0.83%
3,185,000	12/15/14	U.S. Treasury Note	0.25%	3,187,984	0.36%
2,700,000	12/31/14	U.S. Treasury Note	0.13%	2,699,167	0.31%
3,700,000	1/31/15	U.S. Treasury Note	0.25%	3,706,905	0.42%
5,000,000	4/30/15	U.S. Treasury Note	0.13%	4,995,210	0.57%
2,833,000	12/31/15	U.S. Treasury Note	0.25%	2,825,495	0.32%
Total U.S. Treasury securities (cost: $88,765,255)				88,102,079	10.01%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield [1]
Automotive
$2,200,000	1/21/14	Nissan Motor Acceptance Corp.	0.30%	2,199,633	0.25%
Banks
2,200,000	2/24/14	Mizuho Funding LLC	0.21%	2,199,323	0.25%
Beverages
2,200,000	1/15/14	Bacardi Corporation	0.25%	2,199,786	0.25%
1,262,000	1/16/14	Brown-Forman Corporation	0.12%	1,261,937	0.14%
Diversified Financial Services
2,700,000	1/9/14	AXA Financial, Inc.	0.24%	2,699,856	0.30%
1,500,000	1/14/14	VNA Holding Inc.	0.30%	1,499,838	0.17%
Energy
2,000,000	1/30/14	Devon Energy Corporation	0.20%	1,999,678	0.23%
2,000,000	1/10/14	Enterprise Products Operating LLC	0.22%	1,999,890	0.23%
2,200,000	1/7/14	Oglethorpe Power Corporation	0.16%	2,199,941	0.25%
2,000,000	1/23/14	Sempra Energy Global Enterprises	0.25%	1,999,694	0.23%
2,750,000	1/7/14	Southern Company Funding Corp.	0.17%	2,749,922	0.31%
Food
2,000,000	1/10/14	Sysco Corporation	0.17%	1,999,915	0.23%
Manufacturing
1,200,000	1/3/14	Stanley Black & Decker, Inc.	0.15%	1,199,990	0.14%
Non-profit
2,800,000	1/6/14	Salvation Army	0.15%	2,799,942	0.31%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2013

					% of
					Partners’
					Capital (Net
		Description		Fair Value	Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield [1]
Telecommunications
$2,000,000	1/24/14	Verizon Communications Inc.	0.21%	$1,999,732	0.23%
Total U.S. commercial paper (cost: $31,004,242)				31,009,077	3.52%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield [1]
Banks
$2,100,000	3/31/14	Bank of Nova Scotia	0.17%	2,099,115	0.24%
2,015,000	1/14/14	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.15%	2,014,891	0.23%
2,600,000	1/6/14	Commonwealth Bank of Australia	0.15%	2,599,946	0.30%
2,400,000	2/27/14	DBS Bank Ltd	0.16%	2,399,392	0.27%
1,250,000	4/7/14	DNB Bank ASA	0.18%	1,249,400	0.14%
2,500,000	3/3/14	Nordea Bank AB	0.18%	2,499,259	0.28%
2,500,000	1/7/14	Oversea-Chinese Banking Corporation Ltd	0.19%	2,499,921	0.28%
1,400,000	2/10/14	Skandinaviska Enskilda Banken AB	0.15%	1,399,767	0.16%
2,700,000	1/22/14	Sumitomo Mitsui Bank	0.15%	2,699,764	0.31%
Consumer Products
1,600,000	3/4/14	Reckitt Benckiser Treasury Services PLC	0.43%	1,599,544	0.18%
4,000,000	4/17/14	Reckitt Benckiser Treasury Services PLC	0.40%	3,997,670	0.46%
Energy
2,500,000	1/2/15	Electricite de France	0.55%	2,486,500	0.28%
3,000,000	1/30/14	GDF Suez	0.20%	2,999,517	0.34%
Food
2,100,000	1/17/14	Tesco Treasury Services PLC	0.25%	2,099,767	0.24%
Insurance
1,500,000	1/8/14	Prudential PLC	0.16%	1,499,953	0.17%
Total foreign commercial paper (cost: $34,118,201)				34,144,406	3.88%

Total commercial paper (cost: $65,122,443)				65,153,483	7.40%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield [1]
Aerospace
$1,240,000	6/1/14	BAE Systems Holdings Inc.	4.95%	1,266,529	0.14%
2,800,000	12/15/16	Rockwell Collins, Inc.	0.59%	2,805,386	0.32%
Automotive
2,500,000	3/28/14	Daimler Finance North America LLC	1.95%	2,518,789	0.29%
8,300,000	7/31/15	Daimler Finance North America LLC	1.30%	8,407,757	0.95%
1,805,000	3/1/14	Johnson Controls, Inc.	1.75%	1,819,497	0.21%
1,700,000	9/18/15	Toyota Motor Credit Corporation	0.39%	1,700,853	0.19%
Banks
2,250,000	4/1/15	Bank of America Corporation	4.50%	2,378,565	0.27%
3,750,000	3/22/16	Bank of America Corporation	1.07%	3,781,374	0.43%
2,000,000	2/20/15	Bank of New York Mellon	1.20%	2,024,095	0.23%
189,000	4/1/14	Citigroup Inc.	1.18%	189,567	0.02%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2013

					% of
					Partners’
					Capital (Net
		Description		Fair Value	Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield [1]
Banks (continued)
$8,000,000	4/1/16	Citigroup Inc.	1.30%	$8,052,560	0.91%
2,460,000	2/7/14	Goldman Sachs Group, Inc.	1.24%	2,466,374	0.28%
9,250,000	7/22/15	Goldman Sachs Group, Inc.	0.64%	9,232,548	1.05%
10,275,000	2/26/16	JPMorgan Chase & Co.	0.86%	10,319,661	1.18%
7,500,000	10/15/15	Morgan Stanley	0.72%	7,506,959	0.85%
2,641,000	5/1/14	Northern Trust Corporation	4.63%	2,699,554	0.31%
3,500,000	1/15/15	The Bank of New York Mellon	3.10%	3,644,296	0.41%
4,815,000	2/13/15	Wells Fargo & Company	1.25%	4,877,825	0.55%
1,500,000	7/20/15	Wells Fargo Bank	0.52%	1,503,866	0.17%
Beverages
2,750,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	1.50%	2,784,802	0.32%
6,650,000	7/15/15	Anheuser-Busch InBev Worldwide Inc.	0.80%	6,705,121	0.76%
Biotechnology
1,500,000	11/15/14	Amgen Inc.	1.88%	1,520,308	0.17%
8,450,000	12/1/14	Gilead Sciences, Inc.	2.40%	8,612,409	0.98%
Computers
4,500,000	5/30/14	Hewlett-Packard Company	0.64%	4,496,825	0.51%
3,850,000	9/19/14	Hewlett-Packard Company	1.79%	3,884,488	0.44%
Diversified Financial Services
2,500,000	8/25/14	American Express Credit Corporation	5.13%	2,620,966	0.30%
4,500,000	4/8/14	American Honda Finance Corp.	0.37%	4,505,258	0.51%
3,750,000	8/11/15	American Honda Finance Corporation	1.00%	3,780,183	0.43%
500,000	2/15/14	CME Group Inc.	5.75%	513,792	0.06%
1,860,000	1/10/14	ERAC USA Finance LLC	2.25%	1,880,442	0.21%
1,750,000	3/4/15	General Electric Capital Corporation	4.88%	1,865,951	0.21%
3,500,000	7/2/15	General Electric Capital Corporation	1.63%	3,585,158	0.41%
5,000,000	1/8/16	General Electric Capital Corporation	0.44%	4,989,578	0.57%
800,000	10/8/14	John Deere Capital Corporation	0.34%	801,093	0.09%
1,500,000	3/9/15	John Deere Capital Corporation	2.95%	1,556,997	0.18%
2,400,000	6/15/15	John Deere Capital Corporation	0.36%	2,401,102	0.27%
1,000,000	4/21/14	MassMutual Global Funding II	2.88%	1,013,309	0.12%
Electronics
1,350,000	11/17/15	Honeywell International Inc.	0.29%	1,350,416	0.15%
Energy
1,100,000	11/15/14	177293 Canada Ltd.	5.00%	1,147,025	0.13%
640,000	6/30/14	Arizona Public Service Company	5.80%	655,732	0.07%
400,000	10/15/14	Atmos Energy Corporation	4.95%	417,407	0.05%
1,730,000	5/15/14	DTE Energy Company	7.63%	1,790,737	0.20%
1,273,000	3/6/15	Duke Energy Ohio, Inc.	0.38%	1,273,979	0.14%
1,855,000	1/15/14	Exelon Generation Company, LLC	5.35%	1,904,064	0.22%
2,000,000	6/1/14	NextEra Energy Capital Holdings, Inc.	1.61%	2,011,605	0.23%
1,370,000	10/1/14	Niagara Mohawk Power Corporation	3.55%	1,411,772	0.16%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2013

					% of
					Partners’
					Capital (Net
		Description		Fair Value	Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield [1]
Energy (continued)
$2,000,000	8/15/14	Public Service Electric and Gas Company	5.00%	$2,093,454	0.24%
2,000,000	8/15/14	Public Service Electric and Gas Company	0.85%	2,012,144	0.23%
2,328,000	3/15/14	Sempra Energy	1.00%	2,332,395	0.26%
Food
6,000,000	6/4/15	Kraft Foods Group, Inc.	1.63%	6,090,293	0.69%
4,500,000	10/17/16	Kroger Co.	0.80%	4,499,780	0.51%
Healthcare
600,000	12/11/14	Baxter International Inc.	0.41%	600,903	0.07%
3,500,000	3/15/15	Medtronic, Inc.	3.00%	3,642,140	0.41%
675,000	11/30/14	Zimmer Holdings, Inc.	1.40%	680,182	0.08%
Diversified Financial Services
11,122,000	3/20/15	American International Group, Inc.	3.00%	11,529,028	1.32%
1,500,000	2/11/15	Berkshire Hathaway Inc.	3.20%	1,564,714	0.18%
4,000,000	9/30/15	Jackson National Life Global Funding	0.60%	4,011,869	0.46%
4,450,000	6/11/14	Pricoa Global Funding I	5.45%	4,558,646	0.52%
600,000	8/19/15	Pricoa Global Funding I	0.51%	601,286	0.07%
1,000,000	9/19/14	Principal Life Global Funding II	0.40%	1,000,999	0.11%
2,498,000	12/1/15	Travelers Companies, Inc.	5.50%	2,736,470	0.31%
Manufacturing
4,000,000	11/2/15	Eaton Corporation	0.95%	4,021,548	0.46%
3,750,000	10/9/15	General Electric Company	0.85%	3,776,423	0.43%
Media
2,900,000	4/30/15	NBCUniversal Media, LLC	3.65%	3,037,184	0.34%
1,445,000	4/15/16	NBCUniversal Media, LLC	0.78%	1,448,195	0.16%
1,150,000	9/15/14	Viacom Inc.	4.38%	1,194,807	0.14%
4,600,000	2/11/15	Walt Disney Company	0.23%	4,600,598	0.52%
Mining
1,140,000	5/1/14	Rio Tinto Finance (USA) Limited	8.95%	1,187,971	0.13%
Pharmaceutical
5,150,000	11/6/15	AbbVie Inc.	1.00%	5,197,960	0.59%
975,000	2/12/15	Express Scripts Holding Company	2.10%	997,404	0.11%
4,275,000	2/10/14	Novartis Capital Corporation	4.13%	4,362,322	0.50%
REITs
2,400,000	5/15/14	Simon Property Group, L.P.	6.75%	2,437,512	0.28%
1,000,000	8/15/14	Simon Property Group, L.P.	5.63%	1,044,933	0.12%
Retail
1,800,000	1/15/14	AutoZone, Inc.	6.50%	1,857,458	0.21%
Telecommunications
960,000	9/15/14	AT&T Inc.	5.10%	1,005,014	0.11%
8,050,000	2/13/15	AT&T Inc.	0.88%	8,127,393	0.92%
1,040,000	8/15/15	AT&T Inc.	2.50%	1,077,586	0.12%
2,250,000	3/28/14	Verizon Communications Inc.	0.86%	2,253,042	0.26%
4,575,000	3/6/15	Verizon Communications Inc.	0.44%	4,570,512	0.52%
4,000,000	9/15/16	Verizon Communications Inc.	1.77%	4,128,792	0.47%
Total U.S. corporate notes (cost: $252,246,718)				250,957,531	28.50%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2013

					% of
					Partners’
					Capital (Net
		Description		Fair Value	Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield [1]
Automotive
$3,000,000	3/21/14	Volkswagen Int’l Finance N.V.	1.00%	$3,004,676	0.34%
10,000,000	11/18/16	Volkswagen Int’l Finance N.V.	0.68%	10,017,381	1.14%
Banks
1,000,000	1/13/15	Australia and New Zealand Banking Group	3.70%	1,049,841	0.12%
3,950,000	5/7/15	Australia and New Zealand Banking Group	0.44%	3,955,928	0.45%
4,100,000	9/24/15	Bank of Montreal	0.50%	4,102,607	0.47%
1,800,000	7/10/14	Barclays Bank PLC	5.20%	1,889,402	0.21%
2,740,000	3/19/15	Commonwealth Bank of Australia	3.50%	2,863,444	0.33%
5,000,000	4/14/14	Danske Bank A/S	1.29%	5,020,114	0.57%
400,000	1/17/14	HSBC Bank PLC	1.04%	401,025	0.04%
4,000,000	6/9/14	ING Bank N.V.	1.64%	4,025,891	0.46%
1,500,000	6/9/14	ING Bank N.V.	2.38%	1,514,839	0.17%
5,350,000	9/25/15	ING Bank N.V.	2.00%	5,458,302	0.62%
3,050,000	9/25/15	ING Bank N.V.	1.89%	3,111,067	0.35%
1,175,000	4/11/14	National Australia Bank Limited	2.25%	1,187,388	0.13%
600,000	3/20/15	Nordea Bank AB	2.25%	615,818	0.07%
2,000,000	5/13/14	Rabobank Nederland	4.20%	2,038,986	0.23%
3,431,000	3/11/15	Rabobank Nederland	3.20%	3,571,331	0.41%
7,650,000	3/18/16	Rabobank Nederland	0.72%	7,679,537	0.87%
4,190,000	11/18/14	Standard Chartered PLC	5.50%	4,386,735	0.50%
5,000,000	5/1/15	Toronto-Dominion Bank	0.42%	5,007,986	0.57%
2,200,000	1/15/15	UBS AG	3.88%	2,313,791	0.26%
Energy
8,600,000	11/14/14	Canadian Natural Resources Ltd	1.45%	8,673,728	0.99%
4,800,000	5/9/16	CNOOC Finance (2013) Limited	1.13%	4,802,760	0.55%
1,000,000	1/26/14	Electricite de France	5.50%	1,026,421	0.12%
3,602,000	3/15/14	EOG Resources Canada Inc.	4.75%	3,685,544	0.42%
1,500,000	3/2/15	TransCanada PipeLines Limited	0.88%	1,508,699	0.17%
Food
600,000	12/5/14	Tesco PLC	2.00%	608,424	0.07%
Multi-national
4,000,000	2/26/15	International Finance Corporation	0.38%	4,004,804	0.45%
Pharmaceutical
10,150,000	3/17/15	Takeda Pharmaceutical Co Ltd	1.03%	10,240,862	1.16%
8,500,000	3/21/14	Teva Pharmaceutical Finance III BV	0.75%	8,513,655	0.97%
Telecommunications
1,815,000	3/1/14	America Movil, S.A.B. de C.V.	5.50%	1,862,021	0.21%
2,270,000	7/8/14	Orange	4.38%	2,360,619	0.27%
2,100,000	6/10/14	Vodafone Group PLC	4.15%	2,138,585	0.24%
Transportation
4,000,000	10/28/16	Kansas City Southern de Mexico	0.94%	4,066,942	0.46%
Total foreign corporate notes (cost: $127,072,938)				126,709,153	14.39%
Total corporate notes (cost: $379,319,656)				377,666,684	42.89%
Total investments in securities (cost: $533,207,354)				$530,922,246	60.30%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2013

					% of
					Partners’
					Capital (Net
		Description		Fair Value	Asset Value)
CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield [1]
Banks
$4,000,000	2/11/14	Bank of Tokyo-Mitsubishi UFJ, Ltd. (NY)	0.42%	$4,016,143	0.46%
2,500,000	3/7/14	Bank of Tokyo-Mitsubishi UFJ, Ltd. (NY)	0.40%	2,509,173	0.29%
1,000,000	1/30/14	Barclays Bank (NY)	0.78%	1,007,812	0.11%
3,000,000	2/14/14	Barclays Bank (NY)	0.75%	3,021,996	0.34%
2,000,000	4/1/14	China Construction Bank Corporation (NY)	0.65%	2,005,242	0.23%
5,000,000	9/17/14	Deutsche Bank (NY)	0.51%	5,012,367	0.57%
3,500,000	2/27/14	Mizuho Bank (NY)	0.21%	3,500,827	0.40%
5,000,000	5/9/14	Sumitomo Mitsui Bank (NY)	0.38%	5,014,597	0.57%
3,000,000	5/30/14	UBS AG (NY)	0.52%	3,012,777	0.34%
Total U.S. certificates of deposit (cost: $29,000,000)				29,100,934	3.31%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield [1]
Banks
$2,000,000	2/10/14	Bank of Nova Scotia	0.74%	2,004,015	0.23%
2,000,000	10/23/15	Bank of Nova Scotia	0.49%	2,001,152	0.23%
2,000,000	1/15/15	Credit Suisse Group AG	0.64%	2,005,475	0.23%
2,500,000	5/15/15	Credit Suisse Group AG	0.54%	2,500,464	0.28%
3,000,000	2/14/14	Industrial and Commercial Bank of China Ltd	0.77%	3,011,154	0.34%
2,000,000	12/19/14	Svenska Handelsbanken AB	0.41%	2,001,859	0.23%
Total foreign certificates of deposit (cost: $13,500,000)				13,524,119	1.54%

Total certificates of deposit (cost: $42,500,000)				$42,625,053	4.85%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$(1,285,920)	(0.15)%
		Currencies		1,637,874	0.19%
		Energy		178,014	0.02%
		Equity indices[2]		9,622,471	1.09%
		Interest rate instruments		(1,613,148)	(0.18)%
		Metals		3,628,603	0.41%
		Single stock futures		553,351	0.06%
Net unrealized gain on open long U.S. futures contracts				12,721,245	1.44%

Short U.S. Futures Contracts
		Agricultural commodities		5,024,333	0.58%
		Currencies		4,288,371	0.49%
		Energy		(190,577)	(0.02)%
		Equity indices		1,437,522	0.16%
		Interest rate instruments		1,571,383	0.18%
		Metals		(2,334,738)	(0.27)%
		Single stock futures		(50,972)	(0.01)%
Net unrealized gain on open short U.S. futures contracts				9,745,322	1.11%

Total U.S. Futures Contracts - Net unrealized gain on open U.S. futures contracts				22,466,567	2.55%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2013

		% of
		Partners’
		Capital (Net
Description	Fair Value	Asset Value)
Long Foreign Futures Contracts
Agricultural commodities	$7,074	0.00%
Currencies	1,610,945	0.18%
Energy	16,781	0.00%
Equity indices[2]	14,012,489	1.59%
Interest rate instruments	(3,066,606)	(0.35)%
Single stock futures	46,170	0.01%
Net unrealized gain on open long foreign futures contracts	12,626,853	1.43%

Short Foreign Futures Contracts
Agricultural commodities	171,905	0.02%
Currencies	148,660	0.02%
Energy	16,007	0.00%
Equity indices	(206,846)	(0.02)%
Interest rate instruments	2,737,146	0.31%
Metals	(2,184)	(0.00)%
Net unrealized gain on open short foreign futures contracts	2,864,688	0.33%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	15,491,541	1.76%

Net unrealized gain on open futures contracts	$37,958,108	4.31%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$(1,252,456)	(0.14)%
Short	1,307,980	0.15%
Net unrealized gain on open U.S. forward currency contracts	55,524	0.01%

Foreign Forward Currency Contracts
Long	412,242	0.04%
Short	227,309	0.03%
Net unrealized gain on open foreign forward currency contracts	639,551	0.07%

Net unrealized gain on open forward currency contracts	$695,075	0.08%

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

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments
December 31, 2012

					% of
					Partners’
					Capital (Net
		Description		Fair Value	Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield [1]
$4,795,000	1/15/13	U.S. Treasury Notes	1.38%	$4,827,597	0.38%
500,000	3/31/13	U.S. Treasury Notes	2.50%	506,123	0.04%
4,000,000	4/30/13	U.S. Treasury Notes	3.13%	4,060,997	0.32%
7,350,000	5/31/13	U.S. Treasury Notes	3.50%	7,474,923	0.59%
8,850,000	6/15/13	U.S. Treasury Notes	1.13%	8,894,753	0.70%
3,500,000	6/30/13	U.S. Treasury Notes	3.38%	3,556,382	0.28%
9,000,000	7/15/13	U.S. Treasury Notes	1.00%	9,083,208	0.72%
4,500,000	7/31/13	U.S. Treasury Notes	3.38%	4,647,405	0.37%
7,500,000	8/15/13	U.S. Treasury Notes	0.75%	7,549,372	0.60%
12,020,000	8/31/13	U.S. Treasury Notes	0.13%	12,022,292	0.96%
8,000,000	9/30/13	U.S. Treasury Notes	0.13%	8,000,371	0.63%
3,200,000	10/31/13	U.S. Treasury Notes	2.75%	3,282,947	0.26%
5,000,000	11/15/13	U.S. Treasury Notes	0.50%	5,017,111	0.40%
8,250,000	11/30/13	U.S. Treasury Notes	0.25%	8,256,648	0.65%
8,000,000	12/15/13	U.S. Treasury Notes	0.75%	8,045,298	0.64%
4,000,000	2/28/14	U.S. Treasury Notes	1.88%	4,102,723	0.32%
5,850,000	3/31/14	U.S. Treasury Notes	1.75%	5,987,441	0.47%
Total U.S. Treasury securities (cost: $105,775,748)				105,315,591	8.33%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield [1]
$1,160,000	5/28/13	Federal Farm Credit Bank	0.20%	1,160,162	0.09%
3,250,000	1/16/13	Federal Home Loan Bank	1.50%	3,274,086	0.26%
2,300,000	1/29/13	Federal Home Loan Bank	0.38%	2,304,081	0.18%
3,000,000	3/27/13	Federal Home Loan Bank	1.00%	3,014,061	0.24%
6,700,000	1/9/13	Federal Home Loan Mortgage Corp.	1.38%	6,745,650	0.54%
250,000	8/9/13	Federal National Mortgage Assoc.	0.50%	250,975	0.02%
Total U.S. government sponsored enterprise notes (cost: $16,904,946)				16,749,015	1.33%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield [1]
Automotive
$4,000,000	1/7/13	BMW US Capital, LLC	0.14%	3,999,908	0.32%
Banks
3,800,000	2/4/13	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.20%	3,799,282	0.30%
3,050,000	1/30/13	Mizuho Funding LLC	0.24%	3,049,410	0.24%
3,800,000	3/4/13	Standard Chartered Bank	0.25%	3,798,364	0.30%
Beverages
1,025,000	2/26/13	Anheuser-Busch InBev Worldwide Inc.	0.24%	1,024,617	0.07%
Diversified Financial Services
3,850,000	2/15/13	Caterpillar Financial Services Corporation	0.19%	3,849,086	0.30%
2,250,000	1/4/13	ING (U.S.) Funding LLC	0.25%	2,249,953	0.18%
1,600,000	2/14/13	UOB Funding LLC	0.19%	1,599,628	0.13%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2012

					% of
					Partners’
					Capital (Net
		Description		Fair Value	Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield [1]
Energy
$2,500,000	1/2/13	Apache Corporation	0.35%	$2,499,976	0.20%
3,500,000	1/25/13	Devon Energy Corporation	0.27%	3,499,370	0.28%
3,500,000	1/10/13	Motiva Enterprises LLC	0.18%	3,499,843	0.28%
3,800,000	1/2/13	NextEra Energy	0.42%	3,799,956	0.30%
3,850,000	2/19/13	Oglethorpe Power Corporation	0.22%	3,848,847	0.30%
3,500,000	1/14/13	ONEOK, Inc.	0.40%	3,499,494	0.28%
3,500,000	1/18/13	Sempra Energy Global Enterprises	0.40%	3,499,339	0.28%
Food
3,700,000	1/24/13	H. J. Heinz Finance Company	0.26%	3,699,385	0.29%
Manufacturing
3,100,000	1/3/13	Danaher Corporation	0.15%	3,099,974	0.25%
2,400,000	1/4/13	Dover Corporation	0.10%	2,399,980	0.19%
Total U.S. commercial paper (cost: $56,708,020)				56,716,412	4.49%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield [1]
Banks
$5,300,000	2/1/13	DBS Bank Ltd.	0.89%	5,299,611	0.41%
4,000,000	3/25/13	Macquarie Bank Limited	0.63%	3,997,360	0.32%
2,900,000	1/28/13	Sumitomo Mitsui Banking Corporation	0.23%	2,899,522	0.23%
Diversified Financial Services
3,100,000	1/16/13	John Deere Bank SA	0.16%	3,099,793	0.25%
4,200,000	1/17/13	Toyota Credit Canada Inc.	0.22%	4,199,589	0.33%
Energy
3,800,000	1/3/13	BP Capital Markets P.L.C.	0.17%	3,799,968	0.30%
3,900,000	1/2/13	GDF Suez	0.24%	3,899,974	0.31%
Household Products
2,500,000	3/5/13	Reckitt Benckiser	0.75%	2,498,979	0.20%
5,250,000	4/8/13	Reckitt Benckiser	0.80%	5,246,693	0.41%
Latin America Multi-National
4,000,000	2/15/13	Corporacion Andina de Fomento	0.24%	3,998,800	0.32%
Total foreign commercial paper (cost: $38,819,728)				38,940,289	3.08%

Total commercial paper (cost: $95,527,748)				95,656,701	7.57%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield [1]
Aerospace
$13,000,000	12/2/13	United Technologies	0.58%	13,041,831	1.02%
Apparel
2,325,000	8/23/13	V.F. Corporation	1.06%	2,339,017	0.19%
Automotive
4,300,000	7/31/15	Daimler Finance North America LLC	1.30%	4,348,231	0.34%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2012

					% of
					Partners’
					Capital (Net
		Description		Fair Value	Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield [1]
Banks
$2,000,000	4/16/13	American Express Bank	5.50%	$2,051,847	0.16%
10,450,000	1/30/14	Bank of America Corporation	1.73%	10,569,450	0.84%
2,200,000	4/1/13	Bank of New York Mellon	4.50%	2,247,157	0.18%
2,000,000	8/27/13	Bank of New York Mellon	5.13%	2,097,186	0.17%
5,000,000	7/28/14	Bank of New York Mellon	0.58%	5,013,876	0.40%
2,475,000	9/25/13	BB&T Corporation	3.38%	2,548,743	0.20%
189,000	4/1/14	Citigroup Inc.	1.29%	189,833	0.02%
3,094,000	5/15/13	Credit Suisse (USA), Inc.	5.00%	3,164,704	0.25%
10,000,000	5/2/14	JPMorgan Chase & Co.	1.06%	10,073,010	0.80%
7,500,000	1/9/14	Morgan Stanley	0.65%	7,458,480	0.59%
4,750,000	2/7/14	The Goldman Sachs Group, Inc.	1.31%	4,773,300	0.38%
300,000	6/14/13	U.S. Bancorp	2.00%	302,448	0.02%
2,650,000	10/30/13	U.S. Bancorp	1.13%	2,672,210	0.21%
4,050,000	8/12/13	UBS AG	2.25%	4,123,927	0.33%
1,500,000	8/1/13	Wachovia	5.70%	1,582,385	0.13%
3,800,000	5/1/13	Wachovia	5.50%	3,898,008	0.31%
250,000	5/1/13	Wachovia	2.08%	252,321	0.02%
Beverages
5,000,000	3/26/13	Anheuser-Busch InBev Worldwide Inc.	1.04%	5,009,929	0.40%
2,350,000	1/27/14	Anheuser-Busch InBev Worldwide Inc.	0.86%	2,366,222	0.19%
4,000,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	0.70%	4,021,288	0.32%
6,101,000	8/15/13	Coca-Cola Enterprises, Inc.	5.00%	6,390,536	0.51%
Biotechnology
2,725,000	12/1/14	Gilead Sciences, Inc.	2.40%	2,815,734	0.22%
Computers
2,800,000	5/24/13	Hewlett-Packard Company	0.59%	2,793,550	0.22%
4,500,000	5/30/14	Hewlett-Packard Company	0.71%	4,413,140	0.35%
3,850,000	9/19/14	Hewlett-Packard Company	1.86%	3,817,278	0.30%
Diversified Financial Services
4,500,000	4/8/14	American Honda Finance Corp.	0.47%	4,503,921	0.36%
2,075,000	5/8/14	American Honda Finance Corp.	0.76%	2,086,053	0.17%
3,750,000	8/11/15	American Honda Finance Corp.	1.00%	3,782,557	0.30%
6,335,000	5/24/13	BlackRock, Inc.	0.61%	6,345,861	0.50%
2,510,000	4/5/13	Caterpillar Financial Services Corporation	2.00%	2,533,229	0.20%
1,600,000	4/1/14	Caterpillar Financial Services Corporation	0.65%	1,608,735	0.13%
250,000	2/9/15	Caterpillar Financial Services Corporation	0.66%	251,331	0.02%
4,800,000	4/7/14	General Electric Capital Corporation	0.98%	4,836,876	0.38%
157,000	1/15/13	John Deere Capital Corporation	5.10%	160,923	0.01%
2,200,000	4/25/14	John Deere Capital Corporation	0.47%	2,205,038	0.17%
800,000	10/8/14	John Deere Capital Corporation	0.44%	801,084	0.06%
3,714,000	9/27/13	MassMutual Global Funding II	0.81%	3,728,241	0.29%
6,517,000	4/5/13	PACCAR Financial Corp.	0.67%	6,527,764	0.52%
5,000,000	4/14/14	SSIF Nevada, LP	1.04%	5,039,277	0.40%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2012

					% of
					Partners’
					Capital (Net
		Description		Fair Value	Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield [1]
Diversified Financial Services (continued)
$300,000	10/11/13	Toyota Motor Credit Corporation	0.80%	$301,570	0.02%
3,000,000	1/17/14	Toyota Motor Credit Corporation	0.73%	3,015,242	0.24%
3,000,000	1/27/14	Toyota Motor Credit Corporation	0.48%	3,005,716	0.24%
8,450,000	2/17/15	Toyota Motor Credit Corporation	1.00%	8,538,549	0.68%
Energy
750,000	8/16/13	Appalachian Power Company	0.69%	751,619	0.06%
1,388,000	3/1/13	Columbus Southern Power Company	5.50%	1,424,464	0.11%
1,000,000	6/1/13	Northeast Utilities	5.65%	1,025,498	0.08%
4,275,000	12/13/13	Occidental Petroleum Corporation	1.45%	4,322,898	0.34%
2,300,000	4/15/13	PSEG Power LLC	2.50%	2,325,412	0.18%
Food
2,267,000	8/15/13	General Mills, Inc.	5.25%	2,378,011	0.19%
1,036,000	3/6/13	Kellogg Company	4.25%	1,056,936	0.08%
6,000,000	6/4/15	Kraft Foods Group, Inc.	1.63%	6,113,689	0.48%
Healthcare
7,743,000	3/1/14	Roche Holdings, Inc.	5.00%	8,263,053	0.65%
Household Products
4,250,000	8/15/14	Procter & Gamble Company	0.70%	4,288,514	0.34%
Insurance
9,750,000	2/11/13	Berkshire Hathaway	0.74%	9,767,035	0.77%
1,980,000	1/10/14	Berkshire Hathaway	0.68%	1,989,617	0.16%
3,650,000	5/8/13	Jackson National Life	5.38%	3,741,729	0.30%
6,000,000	12/12/13	MetLife Global Funding I	0.71%	6,018,316	0.48%
300,000	4/4/14	MetLife Institutional Funding II	1.25%	303,479	0.02%
4,024,000	1/25/13	Monumental Global Funding III	0.49%	4,028,125	0.32%
2,270,000	4/22/13	Monumental Global Funding III	5.50%	2,326,391	0.18%
3,250,000	5/9/13	New York Life	4.65%	3,317,303	0.26%
4,610,000	4/15/13	Pacific Life	5.15%	4,721,379	0.37%
1,700,000	9/27/13	Pricoa Global Funding I	0.51%	1,701,040	0.13%
2,700,000	4/24/13	Principal Life	5.30%	2,765,261	0.22%
725,000	3/15/13	Travelers Companies, Inc.	5.00%	742,732	0.06%
Internet
3,000,000	5/19/14	Google Inc.	1.25%	3,041,444	0.24%
Machinery
3,420,000	5/21/13	Caterpillar Inc.	0.48%	3,425,443	0.27%
Manufacturing
9,035,000	6/21/13	Danaher Corporation	0.56%	9,045,139	0.72%
3,750,000	10/9/15	General Electric Company	0.85%	3,770,437	0.30%
Media
2,400,000	3/15/13	Comcast Corporation	8.38%	2,497,029	0.20%
2,900,000	4/30/15	NBCUniversal Media, LLC	3.65%	3,103,512	0.25%
3,700,000	12/1/14	The Walt Disney Company	0.88%	3,733,464	0.30%
2,200,000	12/1/15	The Walt Disney Company	0.45%	2,190,041	0.17%
1,100,000	7/15/13	Thomson Reuters	5.95%	1,161,117	0.09%
2,200,000	7/1/13	Time Warner Cable Inc.	6.20%	2,328,588	0.18%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2012

					% of
					Partners’
					Capital (Net
		Description		Fair Value	Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield [1]
Pharmaceuticals
$5,150,000	11/6/15	AbbVie Inc.	1.07%	$5,218,139	0.41%
975,000	2/12/15	Express Scripts Holding Company	2.10%	1,001,084	0.08%
2,350,000	3/1/13	McKesson Corporation	5.25%	2,408,630	0.19%
4,275,000	2/10/14	Novartis Capital Corporation	4.13%	4,515,238	0.36%
Retail
3,775,000	7/18/14	Target Corporation	0.49%	3,790,019	0.30%
2,200,000	8/1/13	Walgreen Co.	4.88%	2,298,959	0.18%
6,500,000	3/13/14	Walgreen Co.	0.81%	6,511,837	0.52%
4,500,000	2/3/14	Wal-Mart Stores, Inc.	3.00%	4,687,331	0.37%
4,775,000	4/15/14	Wal-Mart Stores, Inc.	1.63%	4,870,366	0.39%
Semiconductor
4,275,000	5/15/13	Texas Instruments	0.49%	4,282,125	0.34%
Telecommunication
6,550,000	2/13/15	AT&T Inc.	0.88%	6,602,689	0.52%
2,250,000	3/14/14	Cisco Systems, Inc.	0.56%	2,256,759	0.18%
5,700,000	3/28/14	Verizon Communications Inc.	0.92%	5,734,323	0.45%
Transportation
1,000,000	3/1/13	Ryder System, Inc.	6.00%	1,027,594	0.08%
9,424,000	1/15/13	United Parcel Service, Inc.	4.50%	9,633,014	0.76%
Total U.S. corporate notes (cost: $347,870,863)				346,154,430	27.39%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield [1]
Automotive
$3,000,000	3/21/14	Volkswagen NV	1.06%	3,016,955	0.24%
5,870,000	4/1/14	Volkswagen NV	0.97%	5,903,892	0.47%
Banks
3,300,000	6/28/13	Bank of Montreal	2.13%	3,328,572	0.26%
2,000,000	1/23/13	Barclays Bank PLC	2.50%	2,024,405	0.16%
5,000,000	4/14/14	Danske Bank A/S	1.39%	4,934,627	0.39%
2,300,000	1/18/13	HSBC Bank PLC	0.72%	2,303,895	0.18%
4,150,000	5/15/13	HSBC Bank PLC	0.74%	4,159,770	0.33%
3,200,000	8/12/13	HSBC Bank PLC	1.63%	3,242,478	0.26%
400,000	1/17/14	HSBC Bank PLC	1.13%	403,715	0.03%
9,000,000	3/15/13	ING Bank N.V.	1.36%	9,018,614	0.71%
1,000,000	6/9/14	ING Bank N.V.	1.71%	1,010,429	0.08%
5,000,000	6/17/13	KfW Bankengruppe	0.22%	5,000,646	0.40%
1,500,000	1/8/13	National Australia Bank	2.50%	1,518,397	0.12%
5,000,000	4/11/14	National Australia Bank	1.07%	5,043,164	0.40%
5,000,000	2/4/13	Rabobank Nederland	0.46%	5,003,405	0.40%
6,660,000	7/26/13	Toronto-Dominion Bank	0.49%	6,671,494	0.53%
5,000,000	3/31/14	Westpac Banking Corp.	1.04%	5,031,637	0.40%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2012

					% of
					Partners’
					Capital (Net
		Description		Fair Value	Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield [1]
Chemical
$1,000,000	3/1/13	Potash Corp. of Saskatchewan	4.88%	$1,023,377	0.08%
Energy
8,250,000	11/7/13	BP Capital Markets P.L.C.	5.25%	8,649,744	0.68%
8,600,000	11/14/14	Canadian Natural Resources Ltd	1.45%	8,739,113	0.69%
1,076,000	7/15/13	Petro-Canada	4.00%	1,113,435	0.09%
8,646,000	3/25/13	Shell	1.88%	8,720,082	0.69%
Manufacturing
8,000,000	6/16/14	Eaton Corporation	0.64%	7,991,462	0.63%
Multi-national
4,750,000	8/1/13	International Finance Corp.	0.33%	4,760,818	0.38%
Pharmaceutical
8,065,000	3/28/13	Sanofi	0.51%	8,071,074	0.64%
4,280,000	3/28/14	Sanofi	0.62%	4,296,280	0.34%
5,950,000	3/17/15	Takeda Pharmaceutical Co Ltd	1.03%	5,991,129	0.47%
9,450,000	3/21/14	Teva Pharmaceutical	0.81%	9,489,970	0.75%
Total foreign corporate notes (cost: $136,787,164)				136,462,579	10.80%
Total corporate notes (cost: $484,658,027)				482,617,009	38.19%
Total investments in securities (cost: $702,866,469)				$700,338,316	55.42%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield [1]
Banks
$2,250,000	1/28/13	Banco del Estado de Chile (NY)	0.60%	$2,256,324	0.18%
2,000,000	8/15/13	Bank of Montreal (Chicago)	0.51%	2,004,552	0.16%
2,250,000	10/3/13	Bank of Montreal (Chicago)	0.81%	2,261,955	0.18%
7,500,000	2/11/13	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.49%	7,516,420	0.59%
2,500,000	4/12/13	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.83%	2,519,034	0.20%
3,000,000	9/27/13	Barclays Bank PLC (NY)	0.94%	3,013,682	0.24%
1,600,000	11/14/13	Barclays Bank PLC (NY)	0.81%	1,602,380	0.13%
3,750,000	7/26/13	BB&T	0.48%	3,762,925	0.30%
2,950,000	7/25/13	Credit Suisse (NY)	0.82%	2,954,218	0.23%
2,975,000	3/14/13	Deutsche Bank (NY)	1.06%	3,005,338	0.24%
3,700,000	10/16/13	Deutsche Bank (NY)	0.75%	3,708,485	0.29%
2,000,000	3/1/13	Mizuho Corporate Bank, Ltd. (NY)	0.46%	2,003,734	0.16%
2,700,000	2/8/13	Norinchukin Bank (NY)	0.52%	2,706,307	0.21%
4,500,000	4/1/13	Norinchukin Bank (NY)	0.43%	4,506,205	0.36%
250,000	3/1/13	PNC Bank	0.41%	250,164	0.02%
250,000	3/15/13	Royal Bank of Canada (NY)	2.25%	252,701	0.02%
1,500,000	7/30/13	Royal Bank of Canada (NY)	0.36%	1,501,102	0.12%
4,600,000	9/3/13	Royal Bank of Canada (NY)	0.51%	4,607,145	0.36%
4,300,000	1/14/13	Standard Chartered Bank	0.57%	4,311,952	0.34%
Total U.S. certificates of deposit (cost: $54,582,427)				54,744,623	4.33%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2012

					% of
					Partners’
					Capital (Net
		Description		Fair Value	Asset Value)
Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield [1]
Banks
$2,000,000	2/10/14	Bank of Nova Scotia	0.81%	$2,008,124	0.16%
2,050,000	4/9/13	National Australia Bank	0.43%	2,053,020	0.16%
2,250,000	4/11/13	Sumitomo Mitsui Bank	0.80%	2,266,513	0.18%
5,000,000	5/10/13	Sumitomo Mitsui Bank	0.79%	5,034,435	0.40%
2,000,000	10/22/13	Sumitomo Mitsui Bank	0.60%	2,004,647	0.16%
Total foreign certificates of deposit (cost: $13,300,000)				13,366,739	1.06%

Total certificates of deposit (cost: $67,882,427)				$68,111,362	5.39%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$(2,448,733)	(0.19)%
		Currencies		(2,154,771)	(0.17)%
		Energy		1,606,954	0.13%
		Equity indices		943,102	0.07%
		Interest rate instruments		(969,809)	(0.08)%
		Metals		523,562	0.04%
		Single stock futures		65,673	0.01%
Net unrealized loss on open long U.S. futures contracts				(2,434,022)	(0.19)%

Short U.S. Futures Contracts
		Agricultural commodities		4,589,873	0.37%
		Currencies		4,839,647	0.38%
		Energy		(960,037)	(0.08)%
		Equity indices		(857,247)	(0.06)%
		Interest rate instruments		(1,540,849)	(0.12)%
		Metals		(5,401,528)	(0.43)%
		Single stock futures		28,887	0.00%
Net unrealized gain on open short U.S. futures contracts				698,746	0.06%

Total U.S. Futures Contracts - Net unrealized loss on open U.S. futures contracts				(1,735,276)	(0.14)%

Long Foreign Futures Contracts
		Agricultural commodities		(153,049)	(0.01)%
		Currencies		1,672,733	0.13%
		Energy		157,050	0.01%
		Equity indices		6,439,003	0.51%
		Interest rate instruments		7,051,964	0.56%
		Metals		131,886	0.01%
Net unrealized gain on open long foreign futures contracts				15,299,587	1.21%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2012

		% of
		Partners’
		Capital (Net
Description	Fair Value	Asset Value)
Short Foreign Futures Contracts
Agricultural commodities	$135,344	0.01%
Currencies	621,593	0.05%
Energy	153,137	0.01%
Equity indices	(2,210,671)	(0.17)%
Interest rate instruments	(145,741)	(0.01)%
Net unrealized loss on open short foreign futures contracts	(1,446,338)	(0.11)%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	13,853,249	1.10%

Net unrealized gain on open futures contracts	$12,117,973	0.96%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$1,681,416	0.14%
Short	2,815,763	0.22%
Net unrealized gain on open U.S. forward currency contracts	4,497,179	0.36%

Foreign Forward Currency Contracts
Long	550,729	0.04%
Short	578,487	0.05%
Net unrealized gain on open foreign forward currency contracts	1,129,216	0.09%

Net unrealized gain on open forward currency contracts	$5,626,395	0.45%

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

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Trading Gain (Loss) from Futures and Forwards
Net realized gain (loss)	$4,337,000	$5,921,868	$(19,473,968)
Net change in unrealized gain (loss)	20,908,815	(20,940,649)	(22,690,405)
Brokerage commissions and trading expenses	(4,142,902)	(5,325,660)	(4,371,804)
Net gain (loss) from futures and forwards trading	21,102,913	(20,344,441)	(46,536,177)

Net Investment Loss
Income (loss)
Interest income	9,881,356	14,949,610	11,686,695
Net realized and change in unrealized gain (loss) on securities and certificates of deposit	(5,227,361)	604,877	(14,508,604)
Total income (loss)	4,653,995	15,554,487	(2,821,909)
Expenses
Trading Advisor management fees	16,692,370	21,972,275	23,433,566
Trading Advisor incentive fees	550,930	9,265,699	9,895,806
Cash Manager fees	821,125	967,194	851,317
General Partner management and performance fees	16,673,886	23,063,055	26,123,720
General Partner 1% allocation	(283,366)	(847,505)	(1,356,695)
Selling Agent and broker dealer servicing fees – General Partner	14,343,627	18,152,168	19,182,712
Administrative expenses – General Partner	5,011,567	6,540,116	6,824,331
Total expenses	53,810,139	79,113,002	84,954,757

Net investment loss	(49,156,144)	(63,558,515)	(87,776,666)
Net Loss	$(28,053,231)	$(83,902,956)	$(134,312,843)

Per Share Data by Class of Units
	Class A Units			Class B Units
	2013	2012	2011	2013	2012	2011
Decrease in net asset value per unit for the year	$(114.32)	$(298.62)	$(458.39)	$(55.38)	$(302.18)	$(503.38)

Net loss per unit	$(129.83)	$(297.67)	$(468.10)	$(99.50)	$(298.54)	$(512.15)
(based on weighted average number of units outstanding during the year)

Weighted average number of units outstanding	159,208.4586	187,234.0655	186,655.9584	73,258.8516	93,959.2854	91,650.8857

	Class I Units
	2013	2012	2011
Decrease in net asset value per unit for the year	$(2.33)	$(87.25)	$—

Net loss per unit	$(18.46)	$(86.70)	$—
(based on weighted average number of units outstanding during the year)

Weighted average number of units outstanding	5,107.1020	1,369.3761

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows

Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Cash flows from operating activities
Net loss	$(28,053,231)	$(83,902,956)	$(134,312,843)
Adjustments to reconcile net loss to net cash provided by operating activities
Net change in unrealized (gain) loss from futures and forwards trading	(20,908,815)	20,940,649	22,690,405
Purchases of securities and certificates of deposit	(1,442,002,615)	(2,224,707,216)	(2,717,763,460)
Proceeds from disposition of securities and certificates of deposit	1,631,677,633	2,548,622,673	2,289,037,651
Net realized and change in unrealized (gain) loss on securities and certificates of deposit	5,227,361	(604,877)	14,508,604
Changes in
Trading Advisor management fees payable	445,166	6,339	(205,455)
Trading Advisor incentive fees payable	177,898	—	(13,050,625)
Commissions and other trading fees payable on open contracts	(133,511)	76,104	60,594
Cash Manager fees payable	(142,638)	(57,487)	364,930
General Partner management and performance fees payable	(490,402)	(563,420)	131,891
General Partner 1% allocation receivable/payable	564,139	509,190	(2,374,232)
Selling Agent fees payable – General Partner	(364,755)	(204,224)	49,121
Administrative expenses payable – General Partner	(146,141)	(85,531)	44,474
Net cash provided by (used in) operating activities	145,850,089	260,029,244	(540,818,945)

Cash flows from financing activities
Subscriptions	62,230,923	128,390,810	323,789,875
Subscriptions received in advance	2,399,374	9,060,642	15,876,320
Redemptions	(431,734,922)	(260,111,011)	(121,738,957)
Net cash provided by (used in) financing activities	(367,104,625)	(122,659,559)	217,927,238

Net increase (decrease) in cash and cash equivalents	(221,254,536)	137,369,685	(322,891,707)
Cash and cash equivalents, beginning of year	533,216,653	395,846,968	718,738,675
Cash and cash equivalents, end of year	$311,962,117	$533,216,653	$395,846,968

End of year cash and cash equivalents consists of
Cash in broker trading accounts	$289,217,101	$509,692,323	$371,356,278
Cash and cash equivalents	22,745,016	23,524,330	24,490,690
Total end of year cash and cash equivalents	$311,962,117	$533,216,653	$395,846,968

Supplemental disclosure of cash flow information
Prior year redemptions paid	$41,157,564	$22,127,237	$11,807,236
Prior year subscriptions received in advance	$9,060,642	$15,876,320	$23,610,336

Supplemental schedule of non-cash financing activities
Redemptions payable	$36,130,211	$41,157,564	$22,127,237

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2013, 2012 and 2011

	Class A Interests		Class B Interests		Class I Interests
	Units	Amount	Units	Amount	Units	Amount	Total
Balance at December 31, 2010	172,138.6872	$858,255,331	81,701.8729	$543,372,363	—	$—	$1,401,627,694
Net loss		(87,373,529)		(46,939,314)		—	(134,312,843)
Subscriptions	40,067.8247	192,617,898	24,019.5573	154,782,313	—	—	347,400,211
Redemptions	(17,269.7094)	(80,670,341)	(8,114.4415)	(51,388,617)	—	—	(132,058,958)
Transfers	(2,296.3874)	(10,659,958)	1,702.9003	10,659,958	—	—	—
Balance at December 31, 2011	192,640.4151	$872,169,401	99,309.8890	$610,486,703	—	$—	$1,482,656,104
Net loss		(55,733,401)		(28,050,832)		(118,723)	(83,902,956)
Subscriptions	19,402.6294	87,181,985	9,224.0743	56,830,734	254.4114	254,411	144,267,130
Redemptions	(32,608.1852)	(144,543,605)	(22,169.2158)	(134,597,733)		—	(279,141,338)
Transfers	(1,226.8713)	(5,463,892)	545.6155	3,331,999	2,229.9294	2,131,893	—
Balance at December 31, 2012	178,207.9880	$753,610,488	86,910.3630	$508,000,871	2,484.3408	$2,267,581	$1,263,878,940
Net loss		(20,670,026)		(7,288,937)		(94,268)	(28,053,231)
Subscriptions	10,050.4027	42,154,405	4,492.7783	26,097,015	3,305.6618	3,040,145	71,291,565
Redemptions	(51,241.6356)	(211,357,077)	(37,455.7015)	(214,393,808)	(1,114.4090)	(956,684)	(426,707,569)
Transfers	(3,221.7139	(13,236,395)	2,299.0022	13,236,395	—	—	—
Balance at December 31, 2013	133,795.0412	$550,501,395	56,246.4420	$325,651,536	4,675.5936	$4,256,774	$880,409,705

Net Asset Value per Unit

	Class A	Class B	Class I
December 31, 2013	$4,114.51	$5,789.73	$910.42
December 31, 2012	$4,228.83	$5,845.11	$912.75
December 31, 2011	$4,527.45	$6,147.29	$—

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

Consolidation
The accompanying consolidated financial statements include the accounts of the Fund and SIF, for which the Fund is the sole member. All material intercompany accounts and transactions have been eliminated in consolidation. SIF was liquidated in 2012 and there was no consolidation in 2013.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2013, 2012 and 2011, there were no such transfers between levels.

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

Income Taxes
The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through December 31, 2013. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2010.

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

Reclassification
Certain amounts in the 2012 and 2011 consolidated financial statements have been reclassified to conform to the 2013 presentation without affecting previously reported partners’ capital (net asset value).

Recently Issued Accounting Pronouncement
In November 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance that requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. This guidance became effective for the Fund on January 1, 2013. The adoption of this guidance did not have a material impact on the Fund’s financial position or results of operations.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At December 31, 2013
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$37,958,108	$—	$37,958,108
Net unrealized gain on open forward currency contracts*	—	695,075	695,075
Cash and cash equivalents:
Money market fund	6,338,530	—	6,338,530
Investments in securities:
U.S. Treasury securities*	88,102,079	—	88,102,079
Commercial paper*	—	65,153,483	65,153,483
Corporate notes*	—	377,666,684	377,666,684
Certificates of deposit*	—	42,625,053	42,625,053
Total	$132,398,717	$486,140,295	$618,539,012

*See the consolidated condensed schedule of investments for further description.

At December 31, 2012
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$12,117,973	$—	$12,117,973
Net unrealized gain on open forward currency contracts*	—	5,626,395	5,626,395
Cash and cash equivalents:
Money market fund	12,193,936	—	12,193,936
Investments in securities:
U.S. Treasury securities*	105,315,591	—	105,315,591
U.S. government sponsored enterprise notes*	—	16,749,015	16,749,015
Commercial paper*	—	95,656,701	95,656,701
Corporate notes*	—	482,617,009	482,617,009
Certificates of deposit*	—	68,111,362	68,111,362
Total	$129,627,500	$668,760,482	$798,387,982

*See the consolidated condensed schedule of investments for further description.

There were no Level 3 holdings at December 31, 2013 and 2012, or during the years then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At December 31, 2013 and 2012, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

December 31, 2013	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$5,823,273	$(1,905,881)	$3,917,392
Currencies	8,479,775	(793,925)	7,685,850
Energy	1,961,940	(1,941,715)	20,225
Equity indices	25,256,880	(391,244)	24,865,636
Interest rate instruments	5,523,958	(5,895,183)	(371,225)
Metals	10,448,475	(9,156,794)	1,291,681
Single stock futures	617,785	(69,236)	548,549
Net unrealized gain on open futures contracts	$58,112,086	$(20,153,978)	$37,958,108

Net unrealized gain on open forward currency contracts	$5,818,188	$(5,123,113)	$695,075

At December 31, 2013, there were 64,196 open futures contracts and 2,271 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2013 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

JP Morgan Securities, LLC	$11,027,627	$—	$—	$11,027,627
Newedge UK Financial Ltd	639,551	—	—	639,551
Newedge USA, LLC	26,930,481	—	—	26,930,481
UBS AG	55,524	—	—	55,524
Total	$38,653,183	$—	$—	$38,653,183

December 31, 2012	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition

Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$6,119,312	$(3,995,877)	$2,123,435
Currencies	10,634,972	(5,655,770)	4,979,202
Energy	4,377,815	(3,420,711)	957,104
Equity indices	12,433,423	(8,119,236)	4,314,187
Interest rate instruments	14,620,306	(10,224,741)	4,395,565
Metals	5,720,409	(10,466,489)	(4,746,080)
Single stock futures	197,149	(102,589)	94,560
Net unrealized gain on open futures contracts	$54,103,386	$(41,985,413)	$12,117,973

Net unrealized gain on open forward currency contracts	$13,170,988	$(7,544,593)	$5,626,395

At December 31, 2012, there were 125,947 open futures contracts and 2,428 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2012 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

JP Morgan Securities, LLC	$603,604	$—	$—	$603,604
Newedge UK Financial Ltd	866,766	—	—	866,766
Newedge USA, LLC	11,514,369	—	—	11,514,369
UBS AG	4,759,629	—	—	4,759,629
Total	$17,744,368	$—	$—	$17,744,368

For the years ended December 31, 2013, 2012 and 2011, the Fund’s futures and forwards contracts had the following impact on the consolidated statements of operations:

F-25

	2013		2012
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$321,517	$1,793,957	$(25,357,049)	$4,089,884
Currencies	(967,139)	2,706,648	(11,828,618)	(4,842,382)
Energy	(47,484,893)	(936,879)	(24,394,073)	(6,450,552)
Equity indices	109,640,028	20,551,449	33,424,360	2,010,678
Interest rate instruments	(60,300,646)	(4,766,790)	84,220,448	(18,400,910)
Metals	13,269,933	6,037,761	(37,468,401)	(2,777,222)
Single stock futures	3,128,407	453,989	2,201,661	74,850
Total futures contracts	17,607,207	25,840,135	20,798,328	(26,295,654)

Forward currency contracts	(13,877,094)	(4,931,320)	(15,172,716)	5,355,005

Total futures and forward currency contracts	$3,730,113	$20,908,815	$5,625,612	$(20,940,649)

	2011
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(34,695,326)	$(15,033,956)
Currencies	(32,166,401)	(10,135,727)
Energy	(25,551,459)	(110,655)
Equity indices	(99,853,027)	775,456
Interest rate instruments	167,808,332	22,639,889
Metals	3,697,021	(12,549,362)
Single stock futures	(290,206)	11,894
Total futures contracts	(21,051,066)	(14,402,461)

Forward currency contracts	2,146,988	(8,287,944)

Total futures and forward currency contracts	$(18,904,078)	$(22,690,405)

For the years ended December 31, 2013, 2012 and 2011, the number of futures contracts closed was 1,228,562, 1,455,435 and 1,100,279, respectively, and the number of forward currency contracts closed was 42,952, 43,075 and 47,969, respectively.

4.	General Partner

At December 31, 2013, 2012 and 2011, and for the years then ended, the General Partner did not maintain a capital balance in the Fund; however, the beneficiary of the majority shareholder of the General Partner had the following investment:

	2013	2012	2011
Class of Units	I	I	B
Units Owned	254.4114	254.4114	39.6245
Value of Units	$231,622	$232,214	$243,583

During 2012, the beneficiary of the majority shareholder exchanged Class B Units for Class I Units.

The General Partner earns the following compensation:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A and Class B Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A and Class B Units, payable in arrears. Prior to June 1, 2012, the general partner management fee was 1.75% per annum. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units calculated monthly. The general partner performance fee is payable quarterly in arrears.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units and such amounts are included in Selling Agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fee are retained by the General Partner.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units and such amounts are included in Selling Agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fee are retained by the General Partner.

▪	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the fund, payable in arrears to the General Partner. The General Partner, in turn, pays the administrative expenses of the Fund. Administrative expenses include accounting, audit, legal, salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund; such as, salaries and commissions of General Partner marketing personnel, administrative employee salaries and related costs.

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

To meet margin requirements, the Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At December 31, 2013 and 2012, the Fund had margin deposit requirements of $130,308,150 and $250,611,119, respectively.

7.	Administrative Expenses

The Fund incurs a monthly administrative fee equal to 1/12th of 0.45% of the Fund’s month-end asset value. Administrative expenses include accounting, audit, legal, salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund; such as, salaries and commissions of General Partner marketing personnel, administrative employee salaries and related costs. For the years ended December 31, 2013, 2012 and 2011, the Fund incurred administrative fees were $5,011,567, $6,540,116 and $6,824,331, respectively.

At December 31, 2013 and 2012, $344,649 and $490,790, respectively, were payable to the General Partner for administrative expenses.  Such amounts are presented as administrative expenses payable – General Partner in the consolidated statements of financial condition.

8.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A and B units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, B or I interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At December 31, 2013 and 2012, the Fund received advance subscriptions of $2,399,374 and $9,060,642, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at December 31, 2013.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$88,102,079	$31,009,077	$250,957,531	$29,100,934	$399,169,621	45.35%
Netherlands	—	—	40,422,010	—	40,422,010	4.59%
Canada	—	2,099,115	22,978,564	4,005,167	29,082,846	3.30%
Great Britain	—	9,196,934	9,424,171	—	18,621,105	2.12%
Japan	—	4,714,655	10,240,862	—	14,955,517	1.70%
Australia	—	2,599,946	9,056,601	—	11,656,547	1.32%
France	—	5,486,017	3,387,040	—	8,873,057	1.01%
Netherland Antilles	—	—	8,513,655	—	8,513,655	0.97%
Switzerland	—	—	2,313,791	4,505,939	6,819,730	0.77%
Sweden	—	3,899,026	615,818	2,001,859	6,516,703	0.74%
Mexico	—	—	5,928,963	—	5,928,963	0.67%
Denmark	—	—	5,020,114	—	5,020,114	0.57%
Singapore	—	4,899,313	—	—	4,899,313	0.56%
British Virgin Islands	—	—	4,802,760	—	4,802,760	0.55%
Multi-national	—	—	4,004,804	—	4,004,804	0.45%
China	—	—	—	3,011,154	3,011,154	0.34%
Norway	—	1,249,400	—	—	1,249,400	0.14%
Total	$88,102,079	$65,153,483	$377,666,684	$42,625,053	$573,547,299	65.15%

The following table presents the exposure at December 31, 2012.

Country or Region	U.S. Treasury Securities	Gov’t Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$105,315,591	$16,749,015	$56,716,412	$346,154,430	$54,744,623	$579,680,071	45.85%
Netherlands	—	—	—	32,673,377	—	32,673,377	2.59%
Great Britain	—	—	11,545,640	20,784,007	—	32,329,647	2.56%
Canada	—	—	4,199,589	20,875,991	2,008,124	27,083,704	2.14%
Japan	—	—	2,899,522	5,991,129	9,305,595	18,196,246	1.44%
Australia	—	—	3,997,360	11,593,198	2,053,020	17,643,578	1.40%
France	—	—	3,899,974	12,367,354	—	16,267,328	1.29%
Netherland Antilles	—	—	—	9,489,970	—	9,489,970	0.75%
Multinational	—	—	3,998,800	4,760,818	—	8,759,618	0.69%
Ireland	—	—	—	7,991,462	—	7,991,462	0.63%
Singapore	—	—	5,299,611	—	—	5,299,611	0.42%
Germany	—	—	—	5,000,646	—	5,000,646	0.40%
Denmark	—	—	—	4,934,627	—	4,934,627	0.39%
Luxumberg	—	—	3,099,793	—	—	3,099,793	0.25%
Total	$105,315,591	$16,749,015	$95,656,701	$482,617,009	$68,111,362	$768,449,678	60.80%

10.	Indemnifications

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

The following information presents per unit operating performance data and other ratios for the years ended December 31, 2013, 2012 and 2011, assuming the unit was outstanding throughout the entire year:

	2013			2012
	Class A	Class B	Class I	Class A	Class B	Class I
Per Unit Operating Performance

Net asset value per unit, beginning of year/period	$4,228.83	$5,845.11	$912.75	$4,527.45	$6,147.29	$1,000.00
Loss from operations
Gain (loss) from futures and forwards trading (1)	102.43	142.80	22.88	(64.54)	(92.35)	(76.45)
Net investment loss (1)	(216.75)	(198.18)	(25.21)	(234.08)	(209.83)	(10.80)
Total loss from operations	(114.32)	(55.38)	(2.33)	(298.62)	(302.18)	(87.25)

Net asset value per unit, end of year	$4,114.51	$5,789.73	$910.42	$4,228.83	$5,845.11	$912.75

Total return	(2.70)%	(0.95)%	(0.25)%	(6.60)%	(4.92)%	(8.73)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees and General Partner 1% allocation (2)	5.63%	3.82%	3.19%	5.75%	3.92%	2.58%
Trading Advisor incentive fees	0.05%	0.05%	0.06%	0.66%	0.66%	0.00%
General Partner 1% allocation	(0.03)%	(0.02)%	(0.02)%	(0.07)%	(0.05)%	(0.09)%

Total expenses	5.65%	3.85%	3.23%	6.34%	4.53%	1.41%

Net investment loss (2)	(5.22)%	(3.42)%	(2.79)%	(5.24)%	(3.43)%	(2.00)%

F-30

	2011
	Class A	Class B	Class I
Per Unit Operating Performance

Net asset value per unit, beginning of year	$4,985.84	$6,650.67	$—
Loss from operations
Loss from futures and forwards trading (1)	(141.14)	(191.76)	—
Net investment loss (1)	(317.25)	(311.62)	—
Total loss from operations	(458.39)	(503.38)	—

Net asset value per unit, end of year	$4,527.45	$6,147.29	$—

Total return	(9.19)%	(7.57)%	—%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor
incentive fees and General Partner 1% allocation (2)	5.92%	4.09%	—%
Trading Advisor incentive fees	0.67%	0.67%	—%
General Partner 1% allocation	(0.10)%	(0.08)%	—%

Total expenses	6.49%	4.68%	—%

Net investment loss (2)	(6.68)%	(4.88)%	—%

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

12. Subsequent Events

From January 1, 2014 through February 28, 2014, there were $5,723,929 of contributions and $44,777,651 of redemptions from the Fund.

