Form 10-Q
period 2014-03-31
FUTURES PORTFOLIO FUND L.P.
filed 2014-05-14
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐   No ☒

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Financial Condition

March 31, 2014 (Unaudited) and December 31, 2013 (Audited)

	March 31, 2014	December 31, 2013
Assets
Equity in broker trading accounts
Cash	$247,588,661	$289,217,101
Net unrealized gain on open futures contracts	12,066,277	37,958,108
Net unrealized gain on open forward currency contracts	4,458,030	695,075
Total equity in broker trading accounts	264,112,968	327,870,284
Cash and cash equivalents	75,946,528	22,745,016
Investments in securities, at fair value	452,420,254	530,922,246
Certificates of deposit, at fair value	29,484,942	42,625,053
General Partner 1% allocation receivable	303,359	283,366
Total assets	$822,268,051	$924,445,965

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$1,836,313	$2,512,701
Trading Advisor incentive fees payable	182,751	177,898
Commissions and other trading fees payable on open contracts	127,817	144,920
Cash Manager fees payable	148,702	164,805
General Partner management and performance fees payable	1,016,603	1,145,591
Selling Agent fees payable – General Partner	908,257	1,016,111
Administrative expenses payable – General Partner	305,729	344,649
Redemptions payable	31,650,055	36,130,211
Subscriptions received in advance	4,573,240	2,399,374
Total liabilities	40,749,467	44,036,260
Partners’ Capital (Net Asset Value)
Class A Interests – 125,895.4637 and 133,795.0412 units outstanding at March 31, 2014 and December 31, 2013, respectively	499,249,141	550,501,395
Class B Interests – 49,796.7242 and 56,246.4420 units outstanding at March 31, 2014 and December 31, 2013, respectively	279,118,614	325,651,536
Class I Interests – 3,565.7625 and 4,675.5936 units outstanding at March 31, 2014 and December 31, 2013, respectively	3,150,829	4,256,774
Total partners’ capital (net asset value)	781,518,584	880,409,705
Total liabilities and partners’ capital (net asset value)	$822,268,051	$924,445,965

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments

March 31, 2014

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$2,415,000	4/15/14	U.S. Treasury Note	1.25%	$2,429,876	0.31%
3,000,000	5/31/14	U.S. Treasury Note	0.25%	3,003,450	0.38%
8,750,000	5/31/14	U.S. Treasury Note	2.25%	8,847,398	1.13%
4,000,000	6/30/14	U.S. Treasury Note	0.25%	4,004,390	0.51%
5,100,000	6/30/14	U.S. Treasury Note	2.63%	5,166,125	0.66%
5,000,000	8/31/14	U.S. Treasury Note	2.38%	5,057,396	0.65%
5,000,000	9/30/14	U.S. Treasury Note	0.25%	5,004,134	0.64%
7,200,000	11/30/14	U.S. Treasury Note	2.13%	7,348,048	0.94%
3,185,000	12/15/14	U.S. Treasury Note	0.25%	3,190,812	0.41%
2,700,000	12/31/14	U.S. Treasury Note	0.13%	2,701,480	0.35%
3,700,000	1/31/15	U.S. Treasury Note	0.25%	3,705,725	0.47%
3,000,000	3/31/15	U.S. Treasury Note	2.50%	3,070,519	0.39%
5,000,000	4/30/15	U.S. Treasury Note	0.13%	5,001,649	0.64%
5,500,000	5/31/15	U.S. Treasury Note	0.25%	5,510,411	0.71%
Total U.S. Treasury securities (cost: $64,284,817)				64,041,413	8.19%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Agriculture
$2,000,000	4/22/14	Philip Morris International Inc.	0.08%	1,999,905	0.26%
Banks
2,000,000	6/9/14	HSBC USA Inc.	0.17%	1,999,348	0.26%
2,200,000	5/27/14	Mizuho Funding LLC	0.20%	2,199,333	0.27%
750,000	8/6/14	Mizuho Funding LLC	0.23%	749,380	0.09%
1,400,000	4/3/14	Standard Chartered Bank	0.15%	1,399,988	0.18%
2,000,000	4/8/14	Wells Fargo & Company	0.12%	1,999,953	0.26%
Beverages
2,000,000	4/15/14	Anheuser-Busch InBev Worldwide Inc.	0.18%	1,999,860	0.26%
2,000,000	4/9/14	Bacardi Corporation	0.18%	1,999,920	0.26%
Diversified Financial Services
650,000	4/9/14	Harley-Davidson Financial Services, Inc.	0.19%	649,973	0.08%
2,000,000	4/1/14	ING (U.S.) Funding LLC	0.00%	2,000,000	0.26%
2,800,000	7/7/14	ING (U.S.) Funding LLC	0.21%	2,798,392	0.35%
1,700,000	5/12/14	National Rural Utilities Cooperative Finance Corp,	0.09%	1,699,826	0.22%
1,800,000	4/29/14	VNA Holding Inc.	0.28%	1,799,608	0.23%
Energy
2,000,000	4/21/14	NextEra Energy Capital Holdings, Inc.	0.25%	1,999,722	0.26%
2,000,000	4/23/14	Oglethorpe Power Corporation	0.11%	1,999,866	0.26%
1,800,000	4/8/14	ONEOK PARTNERS LP	0.22%	1,799,923	0.23%
1,600,000	4/28/14	Sempra Energy Global Enterprises	0.27%	1,599,676	0.20%
1,339,000	4/24/14	SOUTHERN COMPANY FUNDING CORP	0.15%	1,338,872	0.17%
Media
2,000,000	4/2/14	CBS Corporation	0.21%	1,999,988	0.26%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2014

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Non-profit
$2,300,000	4/9/14	Catholic Health Initiatives	0.12%	$2,299,939	0.29%
Total U.S. commercial paper (cost: $36,326,616)				36,333,472	4.65%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,000,000	4/24/14	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.17%	1,999,783	0.26%
1,250,000	4/7/14	DNB Bank ASA	0.18%	1,249,963	0.16%
2,000,000	6/2/14	Nordea Bank AB	0.16%	1,999,449	0.26%
2,000,000	4/3/14	Oversea-Chinese Banking Corporation Ltd	0.18%	1,999,980	0.26%
1,800,000	7/16/14	Skandinaviska Ensilda Banken AB	0.18%	1,799,046	0.23%
2,500,000	4/21/14	Sumitomo Mitsui Bank	0.21%	2,499,715	0.32%
2,000,000	4/14/14	United Overseas Bank Limited	0.18%	1,999,870	0.26%
Beverages
2,000,000	5/27/14	Diageo Capital PLC	0.27%	1,999,160	0.26%
Consumer Products
4,000,000	4/17/14	Reckitt Benckiser Treasury Services PLC	0.14%	3,999,736	0.50%
Energy
4,100,000	1/2/15	Electricite de France	0.48%	4,084,789	0.51%
2,250,000	4/15/14	GDF Suez	0.17%	2,249,851	0.29%
Insurance
2,000,000	5/12/14	Prudential PLC	0.15%	1,999,658	0.26%
Telecommunications
1,400,000	5/15/14	Telstra Corporation Limited	0.16%	1,399,726	0.18%
Total foreign commercial paper (cost: $29,254,505)				29,280,726	3.75%

Total commercial paper (cost: $65,581,121)				65,614,198	8.40%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$1,240,000	6/1/14	BAE Systems Holdings Inc.	4.95%	1,268,895	0.16%
2,800,000	12/15/16	Rockwell Collins, Inc.	0.58%	2,810,201	0.36%
Banks
2,250,000	4/1/15	Bank of America	4.50%	2,385,000	0.31%
3,750,000	3/22/16	Bank of America Corporation	1.05%	3,769,628	0.48%
3,500,000	1/15/15	Bank of New York Mellon	3.10%	3,597,911	0.46%
2,000,000	2/20/15	Bank of New York Mellon	1.20%	2,016,867	0.26%
8,000,000	4/1/16	Citigroup Inc.	1.30%	8,074,080	1.03%
2,000,000	9/16/15	Comerica Incorporated	3.00%	2,068,868	0.26%
1,000,000	2/26/16	Fifth Third Bank	0.64%	1,002,549	0.13%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2014

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$9,250,000	7/22/15	Goldman Sachs Group, Inc.	0.64%	$9,263,145	1.19%
10,275,000	2/26/16	JPMorgan Chase & Co.	0.85%	10,324,391	1.32%
7,500,000	10/15/15	Morgan Stanley	0.72%	7,512,133	0.96%
2,641,000	5/1/14	Northern Trust Corporation	4.63%	2,702,194	0.35%
2,500,000	10/1/15	U.S. Bank National Association	0.29%	2,500,652	0.32%
2,515,000	2/13/15	Wells Fargo & Company	1.25%	2,538,673	0.32%
1,500,000	7/20/15	Wells Fargo Bank	0.52%	1,505,197	0.19%
Beverages
9,220,000	1/27/17	Anheuser Busch Inbev Fin, Inc.	1.13%	9,244,802	1.18%
2,750,000	7/14/14	Anheuser-Busch InBev Worldwide Inc.	1.50%	2,766,592	0.35%
Biotechnology and Specialty Chemicals
1,500,000	11/15/14	Amgen Inc.	1.88%	1,522,374	0.19%
5,350,000	12/1/14	Gilead Sciences, Inc.	2.40%	5,463,901	0.70%
1,400,000	12/8/14	Ecolab Inc.	2.38%	1,427,955	0.18%
Computers
1,000,000	5/30/14	Hewlett-Packard Company	0.63%	1,001,163	0.13%
3,850,000	9/19/14	Hewlett-Packard Company	1.78%	3,872,116	0.50%
3,000,000	2/5/16	IBM	0.30%	3,002,856	0.38%
Diversified Financial Services
2,500,000	8/25/14	American Express Credit Corporation	5.13%	2,559,457	0.33%
4,500,000	4/8/14	American Honda Finance Corporation	0.36%	4,503,911	0.58%
3,750,000	8/11/15	American Honda Finance Corporation	1.00%	3,776,058	0.48%
8,300,000	7/31/15	Daimler Finance North America LLC	1.30%	8,389,746	1.07%
1,750,000	3/4/15	General Electric Capital Corporation	4.88%	1,829,401	0.23%
3,500,000	7/2/15	General Electric Capital Corporation	1.63%	3,561,629	0.46%
800,000	10/8/14	John Deere Capital Corporation	0.34%	801,100	0.10%
1,500,000	3/9/15	John Deere Capital Corporation	2.95%	1,539,568	0.20%
2,400,000	6/15/15	John Deere Capital Corporation	0.35%	2,401,832	0.31%
1,000,000	4/21/14	MassMutual Global Funding II	2.88%	1,014,028	0.13%
1,400,000	1/30/15	Nissan Motor Acceptance Corporation	4.50%	1,455,826	0.19%
1,700,000	9/18/15	Toyota Motor Credit Corporation	0.38%	1,701,552	0.22%
Electronics
1,350,000	11/17/15	Honeywell International Inc.	0.29%	1,350,456	0.17%
Energy
1,100,000	11/15/14	177293 Canada Ltd.	5.00%	1,150,192	0.15%
400,000	10/15/14	Atmos Energy Corporation	4.95%	418,496	0.05%
1,730,000	5/15/14	DTE Energy Company	7.63%	1,793,907	0.23%
1,273,000	3/6/15	Duke Energy Ohio, Inc.	0.38%	1,274,463	0.16%
2,000,000	12/15/14	Entergy Louisiana, LLC	1.88%	2,030,552	0.26%
2,000,000	6/1/14	NextEra Energy Capital Holdings, Inc.	1.61%	2,014,568	0.26%
1,370,000	10/1/14	Niagara Mohawk Power Corporation	3.55%	1,415,331	0.18%
1,000,000	3/5/15	Phillips 66	1.95%	1,013,170	0.13%
2,000,000	8/15/14	Public Service Electric and Gas Company	5.00%	2,047,214	0.26%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2014

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Energy (continued)
$2,000,000	8/15/14	Public Service Electric and Gas Company	0.85%	$2,005,876	0.26%
5,000,000	6/15/16	Spectra Energy Partners, LP	2.95%	5,228,581	0.67%
Food
2,000,000	6/4/15	Kraft Foods Group, Inc.	1.63%	2,034,342	0.26%
4,500,000	10/17/16	Kroger Co.	0.80%	4,513,102	0.58%
Healthcare
600,000	12/11/14	Baxter International Inc.	0.41%	600,803	0.08%
3,500,000	3/15/15	Medtronic, Inc.	3.00%	3,591,873	0.46%
1,050,000	11/30/14	Zimmer Holdings, Inc.	1.40%	1,059,895	0.14%
Insurance
11,122,000	3/20/15	American International Group, Inc.	3.00%	11,403,683	1.45%
1,500,000	2/11/15	Berkshire Hathaway Inc.	3.20%	1,543,589	0.20%
4,000,000	9/30/15	Jackson National Life Global Funding	0.58%	4,013,813	0.51%
4,450,000	6/11/14	Pricoa Global Funding I	5.45%	4,566,549	0.58%
600,000	8/19/15	Pricoa Global Funding I	0.51%	601,478	0.08%
1,000,000	9/19/14	Principal Life Global Funding II	0.39%	1,000,748	0.13%
2,498,000	12/1/15	Travelers Companies, Inc.	5.50%	2,741,011	0.35%
Manufacturing
600,000	2/19/15	Caterpillar Financial Services Corporation	0.31%	600,363	0.08%
4,000,000	11/2/15	Eaton Corporation	0.95%	4,032,768	0.52%
3,750,000	10/9/15	General Electric Company	0.85%	3,781,167	0.48%
Media
2,900,000	4/30/15	NBCUniversal Media, LLC	3.65%	3,046,507	0.39%
1,445,000	4/15/16	NBCUniversal Media, LLC	0.78%	1,448,523	0.19%
1,150,000	9/15/14	Viacom Inc.	4.38%	1,171,923	0.15%
4,600,000	2/11/15	Walt Disney Company	0.23%	4,601,516	0.59%
Pharmaceuticals
975,000	2/12/15	Express Scripts Holding Company	2.10%	990,998	0.13%
REIT
1,000,000	8/15/14	Simon Property Group, L.P.	5.63%	1,026,084	0.13%
Retail
1,400,000	7/15/14	Macy’s, Inc.	5.75%	1,436,830	0.18%
Telecommunications
1,500,000	2/13/15	AT&T Inc.	0.88%	1,507,622	0.19%
1,040,000	8/15/15	AT&T Inc.	2.50%	1,069,166	0.14%
3,000,000	9/3/15	Cisco Systems, Inc.	0.29%	2,999,404	0.38%
8,575,000	9/15/16	Verizon Communications Inc.	1.76%	8,813,683	1.13%
Total U.S. corporate notes (cost: $221,708,345)				221,116,497	28.29%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$10,000,000	11/18/16	Volkswagen International Finance N.V.	0.68%	10,029,887	1.29%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2014

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,200,000	11/10/14	Abbey National Treasury Services PLC	3.88%	$2,278,338	0.29%
1,000,000	1/13/15	Australia and New Zealand Banking Group Ltd	3.70%	1,033,374	0.13%
3,950,000	5/7/15	Australia and New Zealand Banking Group Ltd	0.44%	3,959,181	0.51%
4,100,000	9/24/15	Bank of Montreal	0.48%	4,104,225	0.53%
1,800,000	7/10/14	Barclays Bank PLC	5.20%	1,844,613	0.24%
4,740,000	3/19/15	Commonwealth Bank of Australia	3.50%	4,884,341	0.62%
5,000,000	4/14/14	Danske Bank A/S	1.29%	5,016,313	0.64%
1,500,000	6/9/14	ING Bank N.V.	2.38%	1,516,807	0.19%
5,350,000	9/25/15	ING Bank N.V.	2.00%	5,433,692	0.70%
3,050,000	9/25/15	ING Bank N.V.	1.87%	3,103,876	0.40%
1,175,000	4/11/14	National Australia Bank Limited	2.25%	1,188,008	0.15%
600,000	3/20/15	Nordea Bank AB	2.25%	611,431	0.08%
2,000,000	5/13/14	Rabobank Nederland	4.20%	2,040,920	0.26%
3,431,000	3/11/15	Rabobank Nederland	3.20%	3,529,064	0.45%
3,650,000	3/18/16	Rabobank Nederland	0.71%	3,667,440	0.47%
4,190,000	11/18/14	Standard Chartered PLC	5.50%	4,405,447	0.56%
5,000,000	5/1/15	Toronto-Dominion Bank	0.42%	5,012,435	0.64%
2,200,000	1/15/15	UBS AG	3.88%	2,277,043	0.29%
Energy
2,100,000	3/10/15	BP Capital Markets P.L.C.	3.88%	2,173,931	0.28%
3,400,000	3/11/16	BP Capital Markets P.L.C.	3.20%	3,568,122	0.46%
4,800,000	5/9/16	CNOOC Finance (2013) Limited	1.13%	4,781,124	0.61%
1,500,000	3/2/15	TransCanada PipeLines Limited	0.88%	1,507,003	0.19%
Food
600,000	12/5/14	Tesco PLC	2.00%	609,139	0.08%
Healthcare
2,550,000	5/29/15	Covidien International Finance S.A.	1.35%	2,582,176	0.33%
Mining
1,140,000	5/1/14	Rio Tinto Finance (USA) Limited	8.95%	1,190,147	0.15%
Pharmaceuticals
10,150,000	3/17/15	Takeda Pharmaceutical Co Ltd	1.03%	10,193,735	1.30%
Telecommunications
4,850,000	4/27/15	Telefonica Emisiones, S.A.U.	3.73%	5,072,187	0.65%
Transportation
4,000,000	10/28/16	Kansas City Southern de Mexico, SA de CV	0.94%	4,034,147	0.52%
Total foreign corporate notes (cost: $101,974,335)				101,648,146	13.01%
Total corporate notes (cost: $323,682,680)				322,764,643	41.30%
Total investments in securities (cost: $453,548,618)				$452,420,254	57.89%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2014

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,750,000	2/11/15	Bank of Tokyo-Mitsubishi UFJ, Ltd. (NY)	0.33%	$1,751,075	0.22%
2,000,000	4/1/14	China Construction Bank (NY)	0.65%	2,006,596	0.26%
3,000,000	1/7/15	Lloyds Bank PLC (NY)	0.49%	3,005,009	0.38%
3,500,000	8/27/14	Mizuho Bank Ltd (NY)	0.23%	3,500,570	0.45%
1,200,000	3/2/15	Standard Chartered Bank	0.35%	1,200,214	0.16%
Total U.S. certificates of deposit (cost: $11,450,000)				11,463,464	1.47%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,000,000	10/23/15	Bank of Nova Scotia	0.49%	2,004,317	0.26%
1,000,000	1/15/15	Credit Suisse Group AG	0.64%	1,002,921	0.13%
2,500,000	5/15/15	Credit Suisse Group AG	0.54%	2,502,400	0.32%
3,500,000	7/23/15	Deutsche Bank AG	0.56%	3,504,590	0.45%
2,800,000	7/17/15	Nordea Bank Finland PLC	0.36%	2,802,788	0.36%
1,400,000	2/25/15	Rabobank Nederland	0.28%	1,400,357	0.18%
2,800,000	1/13/15	Sumitomo Mitsui Bank	0.36%	2,802,597	0.36%
2,000,000	12/19/14	Svenska Handelsbanken AB	0.40%	2,001,508	0.26%
Total foreign certificates of deposit (cost: $18,000,000)				18,021,478	2.32%

Total certificates of deposit (cost: $29,450,000)				$29,484,942	3.79%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities[2]		$8,022,917	1.02%
		Currencies		468,205	0.06%
		Energy		(749,874)	(0.10)%
		Equity indices		903,716	0.12%
		Interest rate instruments		(1,961,957)	(0.25)%
		Metals		(2,138,813)	(0.27)%
		Single stock futures		178,421	0.02%
Net unrealized gain on open long U.S. futures contracts				4,722,615	0.60%

Short U.S. Futures Contracts
		Agricultural commodities		(547,216)	(0.06)%
		Currencies		(600,377)	(0.08)%
		Energy		(33,432)	(0.00)%
		Equity indices		190,376	0.02%
		Interest rate instruments		107,017	0.01%
		Metals		1,970,137	0.25%
		Single stock futures		(17,195)	(0.00)%
Net unrealized gain on open short U.S. futures contracts				1,069,310	0.14%

Total U.S. Futures Contracts - Net unrealized gain on open U.S. futures contracts				5,791,925	0.74%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2014

(Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Long Foreign Futures Contracts
Agricultural commodities	$54,592	0.01%
Currencies	207,914	0.03%
Equity indices	4,327,426	0.54%
Interest rate instruments	1,764,032	0.23%
Metals	(20,837)	(0.00)%
Single stock futures	1,136	0.00%
Net unrealized gain on open long foreign futures contracts	6,334,263	0.81%

Short Foreign Futures Contracts
Agricultural commodities	(40,032)	(0.01)%
Currencies	625,553	0.08%
Energy	256,814	0.03%
Equity indices	(990,801)	(0.12)%
Interest rate instruments	88,555	0.01%
Net unrealized loss on open short foreign futures contracts	(59,911)	(0.01)%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	6,274,352	0.80%

Net unrealized gain on open futures contracts	$12,066,277	1.54%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$4,069,759	0.52%
Short	(1,405,516)	(0.18)%
Net unrealized gain on open U.S. forward currency contracts	2,664,243	0.34%

Foreign Forward Currency Contracts
Long	(780,254)	(0.10)%
Short	2,574,041	0.33%
Net unrealized gain on open foreign forward currency contracts	1,793,787	0.23%

Net unrealized gain on open forward currency contracts	$4,458,030	0.57%

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

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2013

(Audited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$8,000,000	2/28/14	U.S. Treasury Note	1.88%	$8,073,462	0.92%
8,350,000	3/31/14	U.S. Treasury Note	1.75%	8,420,926	0.96%
5,115,000	4/15/14	U.S. Treasury Note	1.25%	5,145,478	0.58%
7,500,000	5/15/14	U.S. Treasury Note	1.00%	7,534,638	0.86%
8,750,000	5/31/14	U.S. Treasury Note	2.25%	8,843,870	1.01%
3,000,000	5/31/14	U.S. Treasury Note	0.25%	3,002,417	0.34%
8,100,000	6/30/14	U.S. Treasury Note	2.63%	8,201,206	0.93%
4,000,000	6/30/14	U.S. Treasury Note	0.25%	4,003,152	0.45%
5,000,000	8/31/14	U.S. Treasury Note	2.38%	5,113,984	0.58%
5,000,000	9/30/14	U.S. Treasury Note	0.25%	5,007,294	0.57%
7,200,000	11/30/14	U.S. Treasury Note	2.13%	7,340,891	0.83%
3,185,000	12/15/14	U.S. Treasury Note	0.25%	3,187,984	0.36%
2,700,000	12/31/14	U.S. Treasury Note	0.13%	2,699,167	0.31%
3,700,000	1/31/15	U.S. Treasury Note	0.25%	3,706,905	0.42%
5,000,000	4/30/15	U.S. Treasury Note	0.13%	4,995,210	0.57%
2,833,000	12/31/15	U.S. Treasury Note	0.25%	2,825,495	0.32%
Total U.S. Treasury securities (cost: $88,765,255)				88,102,079	10.01%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$2,200,000	1/21/14	Nissan Motor Acceptance Corp.	0.30%	2,199,633	0.25%
Banks
2,200,000	2/24/14	Mizuho Funding LLC	0.21%	2,199,323	0.25%
Beverages
2,200,000	1/15/14	Bacardi Corporation	0.25%	2,199,786	0.25%
1,262,000	1/16/14	Brown-Forman Corporation	0.12%	1,261,937	0.14%
Diversified Financial Services
2,700,000	1/9/14	AXA Financial, Inc.	0.24%	2,699,856	0.30%
1,500,000	1/14/14	VNA Holding Inc.	0.30%	1,499,838	0.17%
Energy
2,000,000	1/30/14	Devon Energy Corporation	0.20%	1,999,678	0.23%
2,000,000	1/10/14	Enterprise Products Operating LLC	0.22%	1,999,890	0.23%
2,200,000	1/7/14	Oglethorpe Power Corporation	0.16%	2,199,941	0.25%
2,000,000	1/23/14	Sempra Energy Global Enterprises	0.25%	1,999,694	0.23%
2,750,000	1/7/14	Southern Company Funding Corp.	0.17%	2,749,922	0.31%
Food
2,000,000	1/10/14	Sysco Corporation	0.17%	1,999,915	0.23%
Manufacturing
1,200,000	1/3/14	Stanley Black & Decker, Inc.	0.15%	1,199,990	0.14%
Non-profit
2,800,000	1/6/14	Salvation Army	0.15%	2,799,942	0.31%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2013

(Audited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Telecommunications
$2,000,000	1/24/14	Verizon Communications Inc.	0.21%	$1,999,732	0.23%
Total U.S. commercial paper (cost: $31,004,242)				31,009,077	3.52%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,100,000	3/31/14	Bank of Nova Scotia	0.17%	2,099,115	0.24%
2,015,000	1/14/14	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.15%	2,014,891	0.23%
2,600,000	1/6/14	Commonwealth Bank of Australia	0.15%	2,599,946	0.30%
2,400,000	2/27/14	DBS Bank Ltd	0.16%	2,399,392	0.27%
1,250,000	4/7/14	DNB Bank ASA	0.18%	1,249,400	0.14%
2,500,000	3/3/14	Nordea Bank AB	0.18%	2,499,259	0.28%
2,500,000	1/7/14	Oversea-Chinese Banking Corporation Ltd	0.19%	2,499,921	0.28%
1,400,000	2/10/14	Skandinaviska Enskilda Banken AB	0.15%	1,399,767	0.16%
2,700,000	1/22/14	Sumitomo Mitsui Bank	0.15%	2,699,764	0.31%
Consumer Products
1,600,000	3/4/14	Reckitt Benckiser Treasury Services PLC	0.43%	1,599,544	0.18%
4,000,000	4/17/14	Reckitt Benckiser Treasury Services PLC	0.40%	3,997,670	0.46%
Energy
2,500,000	1/2/15	Electricite de France	0.55%	2,486,500	0.28%
3,000,000	1/30/14	GDF Suez	0.20%	2,999,517	0.34%
Food
2,100,000	1/17/14	Tesco Treasury Services PLC	0.25%	2,099,767	0.24%
Insurance
1,500,000	1/8/14	Prudential PLC	0.16%	1,499,953	0.17%
Total foreign commercial paper (cost: $34,118,201)				34,144,406	3.88%

Total commercial paper (cost: $65,122,443)				65,153,483	7.40%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$1,240,000	6/1/14	BAE Systems Holdings Inc.	4.95%	1,266,529	0.14%
2,800,000	12/15/16	Rockwell Collins, Inc.	0.59%	2,805,386	0.32%
Automotive
2,500,000	3/28/14	Daimler Finance North America LLC	1.95%	2,518,789	0.29%
8,300,000	7/31/15	Daimler Finance North America LLC	1.30%	8,407,757	0.95%
1,805,000	3/1/14	Johnson Controls, Inc.	1.75%	1,819,497	0.21%
1,700,000	9/18/15	Toyota Motor Credit Corporation	0.39%	1,700,853	0.19%
Banks
2,250,000	4/1/15	Bank of America Corporation	4.50%	2,378,565	0.27%
3,750,000	3/22/16	Bank of America Corporation	1.07%	3,781,374	0.43%
2,000,000	2/20/15	Bank of New York Mellon	1.20%	2,024,095	0.23%
189,000	4/1/14	Citigroup Inc.	1.18%	189,567	0.02%

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
Pharmaceuticals
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

(Audited)

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
Pharmaceuticals
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

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2013

(Audited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$4,000,000	2/11/14	Bank of Tokyo-Mitsubishi UFJ, Ltd. (NY)	0.42%	$4,016,143	0.46%
2,500,000	3/7/14	Bank of Tokyo-Mitsubishi UFJ, Ltd. (NY)	0.40%	2,509,173	0.29%
1,000,000	1/30/14	Barclays Bank (NY)	0.78%	1,007,812	0.11%
3,000,000	2/14/14	Barclays Bank (NY)	0.75%	3,021,996	0.34%
2,000,000	4/1/14	China Construction Bank Corporation (NY)	0.65%	2,005,242	0.23%
5,000,000	9/17/14	Deutsche Bank (NY)	0.51%	5,012,367	0.57%
3,500,000	2/27/14	Mizuho Bank (NY)	0.21%	3,500,827	0.40%
5,000,000	5/9/14	Sumitomo Mitsui Bank (NY)	0.38%	5,014,597	0.57%
3,000,000	5/30/14	UBS AG (NY)	0.52%	3,012,777	0.34%
Total U.S. certificates of deposit (cost: $29,000,000)				29,100,934	3.31%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,000,000	2/10/14	Bank of Nova Scotia	0.74%	2,004,015	0.23%
2,000,000	10/23/15	Bank of Nova Scotia	0.49%	2,001,152	0.23%
2,000,000	1/15/15	Credit Suisse Group AG	0.64%	2,005,475	0.23%
2,500,000	5/15/15	Credit Suisse Group AG	0.54%	2,500,464	0.28%
3,000,000	2/14/14	Industrial and Commercial Bank of China Ltd	0.77%	3,011,154	0.34%
2,000,000	12/19/14	Svenska Handelsbanken AB	0.41%	2,001,859	0.23%
Total foreign certificates of deposit (cost: $13,500,000)				13,524,119	1.54%

Total certificates of deposit (cost: $42,500,000)				$42,625,053	4.85%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$(1,285,920)	(0.15)%
		Currencies		1,637,874	0.19%
		Energy		178,014	0.02%
		Equity indices[2]		9,622,471	1.09%
		Interest rate instruments		(1,613,148)	(0.18)%
		Metals		3,628,603	0.41%
		Single stock futures		553,351	0.06%
Net unrealized gain on open long U.S. futures contracts				12,721,245	1.44%

Short U.S. Futures Contracts
		Agricultural commodities		5,024,333	0.58%
		Currencies		4,288,371	0.49%
		Energy		(190,577)	(0.02)%
		Equity indices		1,437,522	0.16%
		Interest rate instruments		1,571,383	0.18%
		Metals		(2,334,738)	(0.27)%
		Single stock futures		(50,972)	(0.01)%
Net unrealized gain on open short U.S. futures contracts				9,745,322	1.11%

Total U.S. Futures Contracts - Net unrealized gain on open U.S. futures contracts				22,466,567	2.55%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2013

(Audited)

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

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Gain (Loss) from Futures and Forwards Trading
Net realized gain	$2,282,695	$37,132,812
Net change in unrealized gain (loss)	(22,128,876)	4,439,919
Brokerage commissions and trading expenses	(832,905)	(1,311,855)
Net gain (loss) from futures and forwards trading	(20,679,086)	40,260,876

Income
Interest income	1,977,118	2,578,373
Net realized and change in unrealized loss on securities and certificates of deposit	(1,193,785)	(1,447,657)
Total income	783,333	1,130,716

Expenses
Trading Advisor management fee	3,203,049	4,843,354
Trading Advisor incentive fee	182,751	—
Cash manager fees	161,279	196,960
General Partner management and performance fees	3,148,120	4,773,578
Selling Agent fees – General Partner	2,797,871	4,062,550
General Partner 1% allocation	(303,359)	260,796
Administrative expenses – General Partner	947,072	1,435,582
Total expenses	10,136,783	15,572,820
Net investment loss	(9,353,450)	(14,442,104)
Net Gain (Loss)	$(30,032,536)	$25,818,772

	Three Months Ended March 31,
	2014			2013
	Class A	Class B	Class I	Class A	Class B	Class I
Increase (decrease) in net asset value per unit	$(148.93)	$(184.57)	$(26.79)	$78.87	$135.67	$23.15

Net income (loss) per unit†	$(151.94)	$(190.38)	$(25.71)	$80.68	$139.57	$23.72

Weighted average number of units outstanding	130,066.0704	53,388.9474	4,120.6780	173,606.9537	83,832.6198	4,684.9849

† (based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net gain (loss)	$(30,032,536)	$25,818,772
Adjustments to reconcile net gain (loss) to net cash provided by operating activities
Net change in unrealized (gain) loss from futures and forwards trading	22,128,876	(4,439,919)
Purchases of securities and certificates of deposit	(251,473,360)	(407,103,995)
Proceeds from disposition of securities and certificates of deposit	341,921,678	448,586,215
Net realized and change in unrealized loss on securities and certificates of deposit	1,193,785	1,447,657
Changes in
Trading Advisor management fee payable	(676,388)	(66,011)
Trading Advisor incentive fee payable	4,853	—
Commissions and other trading fees payable on open contracts	(17,103)	(21,021)
Cash Manager fees payable	(16,103)	(37,058)
General Partner management and performance fees payable	(128,988)	(70,166)
General Partner 1% allocation receivable/payable	(19,993)	1,108,301
Selling Agent fees payable – General Partner	(107,854)	(45,462)
Administrative expenses payable – General Partner	(38,920)	(19,805)
Net cash provided by operating activities	82,737,947	65,157,508

Cash flows from financing activities
Subscriptions	5,171,808	19,615,211
Subscriptions received in advance	4,573,240	3,820,163
Redemptions	(80,909,923)	(107,147,358)
Net cash used in financing activities	(71,164,875)	(83,711,984)

Net increase (decrease) in cash and cash equivalents	11,573,072	(18,554,476)
Cash and cash equivalents, beginning of period	311,962,117	533,216,653
Cash and cash equivalents, end of period	$323,535,189	$514,662,177

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$247,588,661	$470,662,264
Cash and cash equivalents	75,946,528	43,999,913
Total end of period cash and cash equivalents	$323,535,189	$514,662,177

Supplemental disclosure of cash flow information
Prior period redemptions paid	$36,130,211	$41,157,564
Prior period subscriptions received in advance	$2,399,374	$9,060,642

Supplemental schedule of non-cash financing activities
Redemptions payable	$31,650,055	$38,437,189

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	Class A		Class B		Class I
	Units	Amount	Units	Amount	Units	Amount	Total
Three Months Ended March 31, 2014
Balance at December 31, 2013	133,795.0412	$550,501,395	56,246.4420	$325,651,536	4,675.5936	$4,256,774	$880,409,705
Net loss		(19,762,382)		(10,164,209)		(105,945)	(30,032,536)
Subscriptions	1,347.8464	5,426,911	376.9991	2,144,270	—	—	7,571,181
Redemptions	(9,079.4019)	(36,242,936)	(6,945.8208)	(39,186,830)	(1,109.8311)	(1,000,000)	(76,429,766)
Transfers	(168.0220)	(673,847)	119.1039	673,847	—	—	—
Balance at March 31, 2014	125,895.4637	$499,249,141	49,796.7242	$279,118,614	3,565.7625	$3,150,829	$781,518,584

Three Months Ended March 31, 2013
Balance at December 31, 2012	178,207.9880	$753,610,488	86,910.3630	$508,000,871	2,484.3408	$2,267,581	$1,263,878,940
Net income		14,007,308		11,700,349		111,115	25,818,772
Subscriptions	3,896.1395	16,654,566	1,517.5528	8,981,142	3,305.6618	3,040,145	28,675,853
Redemptions	(13,576.2487)	(58,305,932)	(7,743.1747)	(46,121,051)	—	—	(104,426,983)
Transfers	(342.9134)	(1,475,619)	247.2911	1,475,619	—	—	—
Balance at March 31, 2013	168,184.9654	$724,490,811	80,932.0322	$484,036,930	5,790.0026	$5,418,841	$1,213,946,582

Net Asset Value per Unit

	Class A	Class B	Class I

March 31, 2014	$3,965.58	$5,605.16	$883.63
December 31, 2013	$4,114.51	$5,789.73	$910.42
March 31, 2013	$4,307.70	$5,980.78	$935.90
December 31, 2012	$4,228.83	$5,845.11	$912.75

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the periods ended March 31, 2014 and December 31, 2013, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through March 31, 2014. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2009.

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

Reclassification

Certain amounts reported in the 2013 consolidated financial statements may have been reclassified to conform to the 2014 presentation without affecting previously reported partners’ capital (net asset value).

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At March 31, 2014
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$12,066,277	$—	$12,066,277
Net unrealized gain on open forward currency contracts*	—	4,458,030	4,458,030
Cash and cash equivalents:
Money market fund	13,492,541	—	13,492,541
Investments in securities:
U.S. Treasury securities*	64,041,413	—	64,041,413
Commercial paper*	—	65,614,198	65,614,198
Corporate notes*	—	322,764,643	322,764,643
Certificates of deposit*	—	29,484,942	29,484,942
Total	$89,600,231	$422,321,813	$511,922,044

*See the consolidated condensed schedule of investments for further description.

At December 31, 2013
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$37,958,108	$—	$37,958,108
Net unrealized gain on open forward currency contracts*	—	695,075	695,075
Cash and cash equivalents:
Money market fund	6,338,530	—	6,338,530
Investments in securities:
U.S. Treasury securities*	88,102,079	—	88,102,079
Commercial paper*	—	65,153,483	65,153,483
Corporate notes*	—	377,666,684	377,666,684
Certificates of deposit*	—	42,625,053	42,625,053
Total	$132,398,717	$486,140,295	$618,539,012

 *See the consolidated condensed schedule of investments for further description.

There were no Level 3 holdings at March 31, 2014 or December 31, 2013, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At March 31, 2014, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$8,717,068	$(1,226,807)	$7,490,261
Currencies	3,008,447	(2,307,152)	701,295
Energy	1,124,776	(1,651,268)	(526,492)
Equity indices	6,728,575	(2,297,858)	4,430,717
Interest rate instruments	4,422,418	(4,424,771)	(2,353)
Metals	7,801,274	(7,990,787)	(189,513)
Single stock futures	433,459	(271,097)	162,362
Net unrealized gain on open futures contracts	$32,236,017	$(20,169,740)	$12,066,277

Net unrealized gain on open forward currency contracts	$10,256,472	$(5,798,442)	$4,458,030

At March 31, 2014, there were 57,482 open futures contracts and 2,516 open forward currency contracts. For the three months ended March 31, 2014, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended March 31, 2014
Types of Exposure	Net realized gain	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$4,508,044	$3,572,869
Currencies	10,224	(6,984,555)
Energy	(7,984,475)	(546,717)
Equity indices	727,403	(20,434,919)
Interest rate instruments	16,039,082	368,872
Metals	(8,805,263)	(1,481,194)
Single stock futures	799,569	(386,187)
Total futures contracts	5,294,584	(25,891,831)
Forward currency contracts	(3,177,427)	3,762,955

Total futures and forward currency contracts	$2,117,157	$(22,128,876)

For the three months ended March 31, 2014, the number of futures contracts closed was 240,145 and the number of forward currency contracts closed was 11,030.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at March 31, 2014 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

JP Morgan Securities, LLC	$1,575,042	$—	$—	$1,575,042
Newedge UK Financial Ltd	1,794,181	—	—	1,794,181
Newedge USA, LLC	10,491,235	—	—	10,491,235
UBS AG	2,663,849	—	—	2,663,849
Total	$16,524,307	$—	$—	$16,524,307

At December 31, 2013, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

December 31, 2013	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$5,823,273	$(1,905,881)	$3,917,392
Currencies	8,479,775	(793,925)	7,685,850
Energy	1,961,940	(1,941,715)	20,225
Equity indices	25,256,880	(391,244)	24,865,636
Interest rate instruments	5,523,958	(5,895,183)	(371,225)
Metals	10,448,475	(9,156,794)	1,291,681
Single stock futures	617,785	(69,236)	548,549
Net unrealized gain on open futures contracts	$58,112,086	$(20,153,978)	$37,958,108

Net unrealized gain on open forward currency contracts	$5,818,188	$(5,123,113)	$695,075

At December 31, 2013, there were 64,196 open futures contracts and 2,271 open forward currency contracts. For the three months ended March, 31, 2013, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended March 31, 2013
Types of Exposure	Net realized gain	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(1,387,392)	$625,487
Currencies	16,204,386	(6,991,248)
Energy	(5,556,731)	(279,847)
Equity indices	63,580,916	(3,841,779)
Interest rate instruments	(41,057,555)	13,516,723
Metals	(5,086,923)	6,973,198
Single stock futures	1,613,218	69,593
Total futures contracts	28,309,919	10,072,127
Forward currency contracts	9,005,771	(5,632,208)
Total futures and forward currency contracts	$37,315,690	$4,439,919

For the three months ended March 31, 2013, the number of futures contracts closed was 346,335 and the number of forward currency contracts closed was 11,788.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2013 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

JP Morgan Securities, LLC	$11,027,627	$—	$—	$11,027,627
Newedge UK Financial Ltd	639,551	—	—	639,551
Newedge USA, LLC	26,930,481	—	—	26,930,481
UBS AG	55,524	—	—	55,524
Total	$38,653,183	$—	$—	$38,653,183

4.	General Partner

At March 31, 2014 and December 31, 2013, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund. However, the beneficiary of the majority shareholder of the General Partner had the following investment:

	March 31, 2014	December 31, 2013
Class of units	I	I
Number of units	254.4114	254.4114
Value	$224,807	$231,622

The General Partner earns the following compensation:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A and Class B Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A and Class B Units, payable in arrears. Prior to June 1, 2012, the general partner management fee was 1.75% per annum. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units calculated monthly. The general partner performance fee is payable quarterly in arrears.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Selling agent fees amounted to $2,643,358 and $3,808,083 for the three months ended March 31, 2014 and 2013, respectively. Such amounts are included in selling agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. Broker dealer servicing fees amounted to $154,513 and $254,467 for the three months ended March 31, 2014 and 2013, respectively. Such amounts are included in selling agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

▪	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the fund, payable in arrears to the General Partner. The General Partner, in turn, pays the administrative expenses of the Fund. Administrative expenses include accounting, audit, legal, salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund; such as, salaries and commissions of General Partner marketing personnel, administrative employee salaries and related costs.

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

To meet margin requirements, the Fund deposits funds with its futures brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At March 31, 2014 and December 31, 2013, the Fund had margin requirements of $125,538,647 and $130,308,150, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A and B units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, B or I interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At March 31, 2014 and December 31, 2013, the Fund received advance subscriptions of $4,573,240 and $2,399,374, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

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

Purchase and sale of futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss of contract value. The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited. The Fund uses Newedge USA, LLC and J.P. Morgan Securities, LLC as its futures brokers and Newedge UK Financial Limited and UBG AG as its forward currency counterparties.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at March 31, 2014.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$64,041,413	$36,333,472	$221,116,497	$11,463,464	$332,954,846	42.59%
Netherlands	—	—	29,321,686	1,400,357	30,722,043	3.93%
Great Britain	—	7,998,554	14,879,590	—	22,878,144	2.93%
Japan	—	4,499,498	10,193,735	2,802,597	17,495,830	2.24%
Australia	—	1,399,726	12,255,051	—	13,654,777	1.75%
Canada	—	—	10,623,663	2,004,317	12,627,980	1.62%
Sweden	—	3,798,495	611,431	2,001,508	6,411,434	0.82%
France	—	6,334,640	—	—	6,334,640	0.81%
Switzerland	—	—	2,277,043	3,505,321	5,782,364	0.74%
Spain	—	—	5,072,187	—	5,072,187	0.65%
Denmark	—	—	5,016,313	—	5,016,313	0.64%
British Virgin Islands	—	—	4,781,124	—	4,781,124	0.61%
Mexico	—	—	4,034,147	—	4,034,147	0.52%
Singapore	—	3,999,850	—	—	3,999,850	0.51%
Germany	—	—	—	3,504,590	3,504,590	0.45%
Finland	—	—	—	2,802,788	2,802,788	0.36%
Luxumberg	—	—	2,582,176	—	2,582,176	0.33%
Norway	—	1,249,963	—	—	1,249,963	0.16%
Total	$64,041,413	$65,614,198	$322,764,643	$29,484,942	$481,905,196	61.66%

The following table presents the exposure at December 31, 2013.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$88,102,079	$31,009,077	$250,957,531	$29,100,934	$399,169,621	45.35%
Netherlands	—	—	40,422,010	—	40,422,010	4.59%
Canada	—	2,099,115	22,978,564	4,005,167	29,082,846	3.30%
Great Britain	—	9,196,934	9,424,171	—	18,621,105	2.12%
Japan	—	4,714,655	10,240,862	—	14,955,517	1.70%
Australia	—	2,599,946	9,056,601	—	11,656,547	1.32%
France	—	5,486,017	3,387,040	—	8,873,057	1.01%
Netherland Antilles	—	—	8,513,655	—	8,513,655	0.97%
Switzerland	—	—	2,313,791	4,505,939	6,819,730	0.77%
Sweden	—	3,899,026	615,818	2,001,859	6,516,703	0.74%
Mexico	—	—	5,928,963	—	5,928,963	0.67%
Denmark	—	—	5,020,114	—	5,020,114	0.57%
Singapore	—	4,899,313	—	—	4,899,313	0.56%
British Virgin Islands	—	—	4,802,760	—	4,802,760	0.55%
Multi-national	—	—	4,004,804	—	4,004,804	0.45%
China	—	—	—	3,011,154	3,011,154	0.34%
Norway	—	1,249,400	—	—	1,249,400	0.14%
Total	$88,102,079	$65,153,483	$377,666,684	$42,625,053	$573,547,299	65.15%

9.	Indemnifications

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

The consolidated statements of financial condition, including the consolidated condensed schedule of investments, at March 31, 2014, the consolidated statements of operations for the three months ended March 31, 2014 and 2013, the consolidated statements of cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2014 and 2013, and the accompanying notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such consolidated financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at March 31, 2014, results of operations for the three months ended March 31, 2014 and 2013, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2014 and 2013. The results of operations for the three months ended March 31, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year or any other period. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other financial ratios for the three months ended March 31, 2014 and 2013, assuming the unit was outstanding throughout the entire period:

	Three Months Ended March 31,
	2014			2013
	Class A	Class B	Class I	Class A	Class B	Class I
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$4,114.51	$5,789.73	$910.42	$4,228.83	$5,845.11	$912.75
Gain (loss) from operations
Gain (loss) from trading(1)	(96.96)	(136.40)	(21.41)	136.46	188.31	29.86
Net investment loss(1)	(51.97)	(48.17)	(5.38)	(57.59)	(52.64)	(6.71)
Total gain (loss) from operations	(148.93)	(184.57)	(26.79)	78.87	135.67	23.15

Net asset value per Unit at end of period	$3,965.58	$5,605.16	$883.63	$4,307.70	$5,980.78	$935.90

Total return (4)	(3.62)%	(3.19)%	(2.94)%	1.87%	2.32%	2.54%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees and General Partner 1% allocation (2) (3)	5.60%	3.82%	2.86%	5.67%	3.82%	3.19%
Trading Advisor incentive fees (4)	0.02%	0.02%	0.02%	0.00%	0.00%	0.00%
General Partner 1% allocation (4)	(0.04)%	(0.03)%	(0.03)%	0.02%	0.02%	0.03%
Total expenses	5.58%	3.81%	2.85%	5.69%	3.84%	3.22%

Net investment loss (2) (3) (5)	(5.23)%	(3.44)%	(2.45)%	(5.31)%	(3.46)%	(2.79)%

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

(5) Ratio excludes Trading Advisor incentive fees and General Partner 1% allocation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The returns for each Class of Units for the three months ended March 31, 2014 and 2013 were:

Class of Units	2014	2013
Class A	(3.62)%	1.87%
Class B	(3.19)%	2.32%
Class I	(2.94)%	2.54%

Past performance is not necessarily indicative of future results. Class I Units were introduced on June 1, 2012. Further analysis of the trading gains and losses is provided below.

2014

January

January saw a broad flight to safety, sparked by a sharp sell-off in emerging market currencies, as investors worried about the impact of Fed tapering and weak Chinese manufacturing on emerging economies. This heightened risk aversion quickly spread to developed markets, which saw declines in equity indices and rallies in bonds, gold and safe haven currencies. Meanwhile, in energy markets, natural gas prices surged due to freezing temperatures across the U.S.

January saw a reversal of many of the most profitable trends from the fourth quarter of 2013, resulting in negative performance for the Fund’s trend-following programs. In equity markets, the Fund’s long positions in the S&P 500 and Nikkei saw losses as global indices fell sharply. Although the Fund has historically been non-correlated to stocks over the long run, in the short term it can have positive or negative correlation depending on whether existing equity trends cause the Fund to be positioned long or short. In currencies, the Fund’s short Japanese yen position suffered as the exchange rate appreciated on safe haven buying. The Fund did make gains in interest rates, where long positions in European and Japanese bonds benefited from fund flows into fixed income markets. In agricultural commodities, the Fund also profited from the continued bearish trend in wheat. Overall, the Fund finished the month with a loss, with Class A Units down 3.50%, Class B Units down 3.36%, and Class I Units down 3.28%.

February

In February, global equities rallied despite weakness in economic data caused by inclement weather. New Fed Chair Janet Yellen reassured investors that interest rate hikes would be unlikely in the current environment and that the gradual tapering of bond purchases would remain contingent on sustained labor market improvement. This relatively dovish stance raised bond prices and weakened the U.S. dollar. Energy prices surged during the month as unusually cold temperatures boosted demand in the U.S., while the escalating crisis in Ukraine threatened to disrupt European supply channels.

The Fund made its largest gains from rising equity markets through a range of long positions in U.S. and European indices. Additionally, the Fund profited from long positions in global bonds, which rallied on continued accommodative policy guidance from central banks. Long positions in natural gas and crude oil also benefited the Fund as energy prices moved higher. However, the metals sector caused losses as a rebound in gold and silver on U.S. dollar weakness hurt the Fund’s short positions. Overall, the Fund finished the month with a gain, with Class A Units up 2.09%, Class B Units up 2.24%, and Class I Units up 2.32%.

March

March was a choppy month in equity and energy markets, due to the Russia/Ukraine crisis and as China saw its first domestic corporate bond default in a sign of slowing growth. In the U.S., Fed Chair Yellen stirred up fixed income and currency markets by initially suggesting that interest rates hikes might come sooner than expected, then later backtracking on those comments.

The Fund made gains in currencies during the month from long positions in the New Zealand dollar, which rallied as that country became the first developed market to raise interest rates in the current cycle. The agricultural sector was also profitable, with the Fund capitalizing on rising price trends in soybeans (due to poor weather in Brazil) and in lean hogs (due to a disease outbreak in the U.S.). However, uncertainty over both the health of China’s economy and the timing of Fed tightening caused whipsaw market action in global stocks, oil markets and U.S. bonds, which generated losses for trend-following strategies in those sectors. Overall, the Fund finished the month with a loss, with Class A Units down 2.17%, Class B Units down 2.02%, and Class I Units down 1.93%.

29

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

The Fund started the year on a positive note, as it profited from long positions in stock indices and energy, as well as short positions in the Japanese yen. These gains were partially offset by losses from long fixed income positions, as bond yields and interest rates climbed during the month. Overall, the Fund returned a gain for the month, with Class A Units up 2.20%, Class B Units up 2.35%, and Class I Units up 2.25%.

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

March

Overall, the Fund returned a gain for the month, with Class A Units up 1.10%, Class B Units up 1.25%, and Class I Units up 1.48%. In March, financial headlines were dominated by the banking crisis in Cyprus. Eurozone members led by Germany made the release of bailout funds contingent on a Cypriot financial contribution through a one-time “tax” on bank deposits. This action sparked protests over the plan’s fairness. A last minute compromise deal exempted smaller insured deposits from capital seizure. Investors feared that the Cyprus bailout might create a precedent for haircutting depositors at troubled banks in Spain and Italy. This prompted a sell-off in the euro, a slide in southern European stock markets and a rally in safe haven German bunds. Meanwhile, in the U.S., equities climbed with largely positive economic data and a statement from Fed Chairman Bernanke that he saw no evidence of a stock bubble. In Japan, monetary easing by the Abe government continued, boosting bond and equity markets and depreciating the yen.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Introduction

The Fund is a speculative commodity pool. The market-sensitive instruments held by the Fund are acquired for speculative trading purposes, and all or substantially all of the Fund’s assets are subject to the risk of trading loss. Unlike an operating company, the risk of market sensitive instruments is integral, not incidental, to the Fund’s main line of business.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at March 31, 2014 and December 31, 2013. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	March 31, 2014		December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$8,820,045	1.13%	$12,048,839	1.37%
Currencies	34,257,918	4.38	32,743,375	3.72
Energy	7,385,714	0.95	10,635,338	1.21
Equity indices	34,305,149	4.39	43,589,832	4.95
Interest rate instruments	27,913,733	3.57	20,895,833	2.37
Metals	12,216,579	1.56	14,333,234	1.63
Single stock futures	7,003,756	0.90	4,144,187	0.47
Total	$131,902,894	16.88%	$138,390,638	15.72%

Material Limitations on Value at Risk as an Assessment of Market Risk.

The face value of the market sector instruments held by the Fund is typically many times the applicable margin requirement (margin requirements generally range between 1% and 10% of contract face value) as well as many times the capitalization of the Fund. The magnitude of the Fund’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions - unusual, but historically recurring from time to time - could cause the Fund to incur severe losses over a short period of time. The foregoing Value at Risk table – as well as the past performance of the Fund – gives no indication of this “risk of ruin.”

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

The following were the primary trading risk exposures of the Fund as of March 31, 2014, by market sector.

Agricultural Commodities

The Fund’s primary agricultural exposure is due to price movements in agricultural commodities, which are often directly affected by severe or unexpected weather conditions as well as other factors that affect inventory levels or supply and demand characteristics. The Fund’s agricultural exposure is primarily to cotton, coffee, cocoa, cattle, corn, soybeans, sugar and wheat.

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

Interest Rate Instruments

The Fund’s primary interest rate exposure is to interest rate fluctuations in the U.S., Japan, Great Britain, the European Economic Union, Sweden, Canada, Australia and New Zealand. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Fund and indirectly the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries could materially impact the Fund’s profitability.

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

The following were the only non-trading risk exposures of the Fund as of March 31, 2014.

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

U.S. Treasury Securities, U.S. and Foreign Government Sponsored Enterprise Notes, Commercial Paper, Corporate Notes and Certificates of Deposit

Monies in excess of margin requirements are invested in fixed income instruments, including U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, commercial paper, corporate notes and certificates of deposit. Fluctuations in prevailing interest rates could cause mark-to-market gains or losses on the Fund’s investments; although substantially all of these investments are held to maturity.

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

The Fund is not aware of any (i) anticipated known demands, commitments or capital expenditures, (ii) material trends, favorable or unfavorable, in its capital resources, or (iii) trends or uncertainties that will have a material effect on operations. From time to time, certain regulatory agencies have proposed increased margin requirements on futures contracts. Because the Fund generally uses a small percentage of assets as margin, the Fund does not believe that any proposed increase in margin requirements will have a material effect on the Fund’s operations.

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at March 31, 2014 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from risk factors disclosed in the Fund’s Form 10-K for year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended March 31, 2014. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended March 31, 2014 were as follows:

	January	February	March	Total
A Units
Units redeemed	2,857.6371	2,549.8689	3,671.8959	9,079.4019
Average net asset value per unit	$3,970.48	$4,053.35	$3,965.58	$3,991.77

B Units
Units redeemed	1,562.0179	2,334.6661	3,049.1368	6,945.8208
Average net asset value per unit	$5,595.37	$5,720.67	$5,605.16	$5,641.78

I Units
Units redeemed	—	1,109.8311	—	1,109.8311
Average net asset value per unit	$—	$901.04	$—	$901.04

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith of incorporated by reference.

Exhibit No.	Description of Exhibit

1.1 *	Form of Selling Agreement

3.1 *	Maryland Certificate of Limited Partnership

4.1 *	Limited Partnership Agreement

10.1 *	Form of Subscription Agreement

31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed with the Registrant’s Form 10, filed on April 29, 2004, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Dated: May 14, 2014	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)

