Form 10-Q
period 2014-06-30
FUTURES PORTFOLIO FUND L.P.
filed 2014-08-14
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Yes ☐  No ☒

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Financial Condition

June 30, 2014 (Unaudited) and December 31, 2013 (Audited)

	June 30, 2014	December 31, 2013
Assets
Equity in broker trading accounts
Cash	$267,538,001	$289,217,101
Net unrealized gain on open futures contracts	17,808,912	37,958,108
Net unrealized gain (loss) on open forward currency contracts	(518,744)	695,075
Total equity in broker trading accounts	284,828,169	327,870,284
Cash and cash equivalents	17,682,254	22,745,016
Investment in swap contract, at fair value	14,091,477	—
Investments in securities, at fair value	425,373,786	530,922,246
Certificates of deposit, at fair value	30,888,945	42,625,053
Interest receivable	108,737	—
General Partner 1% allocation receivable	12,105	283,366
Total assets	$772,985,473	$924,445,965

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$1,569,669	$2,512,701
Trading Advisor incentive fees payable	978,025	177,898
Commissions and other trading fees payable on open contracts	164,919	144,920
Cash Manager fees payable	191,760	164,805
General Partner management and performance fees payable	954,877	1,145,591
Selling Agent fees payable – General Partner	863,398	1,016,111
Administrative expenses payable – General Partner	211,519	344,649
Investment Manager fees payable	53,551	—
Distribution (12b-1) fees payable	27	—
Operating services fee payable	21,420
Redemptions payable	24,054,443	36,130,211
Subscriptions received in advance	4,238,073	2,399,374
Total liabilities	33,301,681	44,036,260
Partners’ Capital (Net Asset Value)
Class A Interests – 115,595.1425 and 133,795.0412 units outstanding at June 30, 2014 and December 31, 2013, respectively	475,091,948	550,501,395
Class B Interests – 44,939.2167 and 56,246.4420 units outstanding at June 30, 2014 and December 31, 2013, respectively	262,232,177	325,651,536
Class I Interests – 2,445.6642 and 4,675.5936 units outstanding at June 30, 2014 and December 31, 2013, respectively	2,256,857	4,256,774
Non-controlling interest	102,810	—
Total partners’ capital (net asset value)	739,683,792	880,409,705
Total liabilities and partners’ capital (net asset value)	$772,985,473	$924,445,965

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments

June 30, 2014

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$4,000,000	8/31/14	U.S. Treasury Notes	2.38%	$4,046,909	0.55%
5,000,000	9/30/14	U.S. Treasury Notes	0.25%	5,005,487	0.67%
7,200,000	11/30/14	U.S. Treasury Notes	2.13%	7,274,015	0.97%
3,185,000	12/15/14	U.S. Treasury Notes	0.25%	3,187,832	0.43%
2,700,000	12/31/14	U.S. Treasury Notes	0.13%	2,700,536	0.37%
3,700,000	1/31/15	U.S. Treasury Notes	0.25%	3,707,473	0.50%
1,000,000	2/28/15	U.S. Treasury Notes	2.38%	1,015,117	0.14%
3,000,000	3/31/15	U.S. Treasury Notes	2.50%	3,072,876	0.42%
1,000,000	4/30/15	U.S. Treasury Notes	2.50%	1,019,961	0.14%
5,000,000	4/30/15	U.S. Treasury Notes	0.13%	5,002,028	0.68%
1,000,000	5/31/15	U.S. Treasury Notes	2.13%	1,018,125	0.14%
5,500,000	5/31/15	U.S. Treasury Notes	0.25%	5,508,040	0.74%
Total U.S. Treasury securities (cost: $42,696,420)				42,558,399	5.75%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$500,000	7/25/14	Nissan Motor Acceptance Corporation	0.18%	499,919	0.07%
1,500,000	7/28/14	Nissan Motor Acceptance Corporation	0.20%	1,499,775	0.20%
400,000	7/11/14	Volvo Treasury North America	0.27%	399,970	0.05%
Banks
500,000	9/4/14	Credit Suisse First Boston	0.18%	499,963	0.07%
1,500,000	9/5/14	HSBC Bank USA, National Association	0.18%	1,499,505	0.20%
1,900,000	8/18/14	Mitsubishi UFJ Trust & Banking Corp (USA)	0.20%	1,899,493	0.26%
750,000	8/6/14	Mizuho Funding LLC	0.18%	749,862	0.10%
2,585,000	8/25/14	Mizuho Funding LLC	0.18%	2,584,411	0.35%
1,600,000	7/7/14	Standard Chartered Bank	0.16%	1,599,957	0.22%
300,000	8/8/14	Standard Chartered Bank	0.18%	299,937	0.04%
1,800,000	8/19/14	Union Bank, NA	0.12%	1,799,706	0.24%
Beverages
1,800,000	7/23/14	Bacardi U.S.A., Inc.	0.23%	1,799,747	0.24%
500,000	8/27/14	Bacardi U.S.A., Inc.	0.22%	499,976	0.07%
2,000,000	7/8/14	Brown-Forman Corporation	0.12%	1,999,953	0.27%
Diversified Financial Services
2,800,000	7/7/14	ING (U.S.) Funding LLC	0.18%	2,799,946	0.39%
2,000,000	8/11/14	ING (U.S.) Funding LLC	0.20%	1,999,544	0.27%
1,600,000	7/11/14	VNA Holding Inc.	0.27%	1,599,880	0.22%
Energy
2,000,000	7/8/14	Dominion Resources, Inc.	0.22%	1,999,914	0.27%
1,772,000	7/14/14	Duke Energy Corporation	0.22%	1,771,859	0.24%
400,000	7/11/14	Nextera Energy	0.18%	399,979	0.05%
1,800,000	7/18/14	Questar Corporation	0.14%	1,799,881	0.24%
1,800,000	7/18/14	Sempra Energy Global Enterprises	0.25%	1,799,788	0.24%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2014

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Energy (continued)
$2,300,000	7/23/14	Southern Company Funding Corp.	0.15%	$2,299,789	0.31%
Insurance
2,000,000	11/3/14	ABN AMRO Funding USA LLC	0.18%	1,998,348	0.27%
1,500,000	7/2/14	AXA Financial, Inc.	0.19%	1,499,992	0.20%
200,000	7/24/14	ING US Funding, LLC	0.18%	199,981	0.03%
300,000	8/4/14	ING US Funding, LLC	0.18%	299,938	0.04%
Manufacturing
1,300,000	7/10/14	Danaher Corporation	0.09%	1,299,971	0.18%
Media
1,200,000	7/18/14	CBS Corporation	0.24%	1,199,864	0.16%
300,000	8/14/14	CBS Corporation	0.23%	299,987	0.04%
Total U.S. commercial paper (cost: $40,890,226)				40,900,835	5.53%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,800,000	9/5/14	Australia and New Zealand Banking Group Ltd	0.14%	1,799,538	0.24%
500,000	8/18/14	Commonwealth Bank of Australia	0.18%	499,920	0.07%
430,000	7/25/14	DBS Bank Ltd	0.18%	429,957	0.06%
1,800,000	7/17/14	DNB Bank ASA	0.11%	1,799,912	0.24%
500,000	8/25/14	DNB Bank ASA	0.18%	499,885	0.07%
1,700,000	9/16/14	Nordea Bank AB	0.17%	1,699,400	0.23%
2,280,000	7/15/14	Oversea-Chinese Banking Corporation Ltd	0.14%	2,279,876	0.31%
2,000,000	11/14/14	Oversea-Chinese Banking Corporation Ltd	0.18%	1,998,460	0.27%
1,800,000	7/16/14	Skandinaviska Enskilda Banken AB	0.18%	1,799,865	0.24%
500,000	7/10/14	Sumitomo Mitsui Bank	0.18%	499,979	0.07%
2,500,000	8/5/14	Sumitomo Mitsui Bank	0.18%	2,499,563	0.34%
Chemicals
1,600,000	7/24/14	BASF SE	0.09%	1,599,908	0.22%
Consumer Products
3,000,000	4/21/15	Reckitt Benckiser Treasury Services PLC	0.18%	2,994,840	0.39%
Energy
500,000	7/21/14	BP Capital Markets PLC	0.18%	499,981	0.07%
2,500,000	1/2/15	Electricite de France	0.18%	2,495,660	0.34%
1,750,000	8/25/14	GDF Suez	0.17%	1,749,545	0.24%
Food
2,500,000	8/20/14	Tesco Treasury Services PLC	0.30%	2,498,958	0.34%
Insurance
2,000,000	8/7/14	Prudential PLC	0.16%	1,999,671	0.27%
300,000	8/26/14	Prudential PLC	0.18%	299,907	0.04%
Total foreign commercial paper (cost: $29,931,588)				29,944,825	4.05%

Total commercial paper (cost: $70,821,814)				70,845,660	9.58%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2014

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$2,800,000	12/15/16	Rockwell Collins, Inc.	0.58%	$2,809,636	0.38%
Automotive
8,300,000	7/31/15	Daimler Finance North America LLC	1.30%	8,415,974	1.14%
1,400,000	1/30/15	Nissan Motor Acceptance Corporation	4.50%	1,456,853	0.20%
1,700,000	9/18/15	Toyota Motor Credit Corporation	0.38%	1,702,136	0.23%
2,000,000	5/23/16	Volkswagen Group of America Finance, LLC	0.45%	2,002,059	0.27%
500,000	5/23/17	Volkswagen Group of America Finance, LLC	1.76%	500,563	0.07%
Banks
2,250,000	4/1/15	Bank of America	4.50%	2,339,370	0.32%
4,750,000	3/22/16	Bank of America	1.05%	4,786,824	0.65%
3,500,000	1/15/15	Bank of New York	3.10%	3,602,534	0.49%
2,000,000	2/20/15	Bank of New York	1.20%	2,018,835	0.27%
1,000,000	2/13/17	Capital One Bank, NA	0.72%	1,002,594	0.14%
8,750,000	4/1/16	Citigroup Inc.	1.30%	8,819,278	1.19%
2,000,000	9/16/15	Comerica Incorporated	3.00%	2,074,464	0.28%
1,000,000	2/26/16	Fifth Third Bank	0.64%	1,002,803	0.14%
9,250,000	7/22/15	Goldman Sachs	0.63%	9,264,068	1.25%
1,000,000	2/7/16	Goldman Sachs	3.63%	1,042,277	0.14%
11,275,000	2/26/16	JP Morgan Chase & Co.	0.85%	11,327,135	1.52%
1,000,000	10/15/15	Morgan Stanley	0.71%	1,002,060	0.14%
7,500,000	10/15/15	Morgan Stanley	0.71%	7,527,083	1.02%
2,500,000	10/1/15	U.S. Bank	0.29%	2,502,419	0.34%
2,515,000	2/13/15	Wells Fargo Bank	1.25%	2,541,734	0.34%
1,500,000	7/20/15	Wells Fargo Bank	0.51%	1,505,246	0.20%
1,000,000	5/16/16	Wells Fargo Bank	0.60%	997,675	0.13%
Beverages
2,750,000	7/14/14	Anheuser Busch InBev	1.50%	2,770,389	0.37%
9,220,000	1/27/17	Anheuser Busch InBev	1.13%	9,300,606	1.26%
1,000,000	3/1/17	Anheuser Busch InBev	5.60%	1,116,817	0.15%
Biotechnology
1,500,000	11/15/14	Amgen Inc.	1.88%	1,512,031	0.20%
3,350,000	12/1/14	Gilead Sciences, Inc.	2.40%	3,384,606	0.46%
Chemicals
1,400,000	12/8/14	Ecolab Inc.	2.38%	1,414,223	0.19%
Computers
3,000,000	2/5/16	IBM	0.29%	3,001,853	0.41%
Diversified Financial Services
1,500,000	8/25/14	American Express Credit Corporation	5.13%	1,537,424	0.21%
1,750,000	3/4/15	General Electric Capital Corporation	4.88%	1,832,474	0.25%
3,500,000	7/2/15	General Electric Capital Corporation	1.63%	3,572,796	0.48%
800,000	10/8/14	John Deere Capital Corporation	0.33%	800,826	0.11%
1,500,000	3/9/15	John Deere Capital Corporation	2.95%	1,541,290	0.21%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2014

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Electronics
$1,350,000	11/17/15	Honeywell International Inc.	0.28%	$1,351,198	0.18%
Energy
400,000	10/15/14	Atmos Energy Corporation	4.95%	409,370	0.06%
500,000	9/15/16	Dayton Power & Light	1.88%	508,469	0.07%
1,000,000	4/3/16	Duke Engery	0.61%	1,003,002	0.14%
4,250,000	4/3/17	Duke Energy	0.61%	4,265,688	0.58%
1,273,000	3/6/15	Duke Energy Ohio, Inc.	0.37%	1,274,157	0.17%
2,000,000	12/15/14	Entergy Louisiana, LLC	1.88%	2,016,341	0.27%
1,000,000	8/15/16	Georgia Power	0.62%	1,000,263	0.14%
1,370,000	10/1/14	Niagara Mohawk Power Corporation	3.55%	1,392,566	0.19%
1,100,000	11/15/14	PC Financial Partnership	5.00%	1,125,276	0.15%
1,000,000	3/5/15	Phillips 66	1.95%	1,016,290	0.14%
2,000,000	8/15/14	Public Service Electric And Gas Company	5.00%	2,048,905	0.28%
2,000,000	8/15/14	Public Service Electric And Gas Company	0.85%	2,007,952	0.27%
5,500,000	6/15/16	Spectra Energy Partners, LP	2.95%	5,719,219	0.77%
Food
2,000,000	6/4/15	Kraft Foods Group, Inc.	1.63%	2,021,378	0.27%
5,000,000	10/17/16	Kroger Co.	0.76%	5,011,382	0.68%
Healthcare
600,000	12/11/14	Baxter International Inc.	0.40%	600,490	0.08%
3,500,000	3/15/15	Medtronic, Inc.	3.00%	3,597,578	0.49%
1,050,000	11/30/14	Zimmer Holdings, Inc.	1.40%	1,055,654	0.14%
Insurance
10,600,000	3/22/17	American International Group, Inc.	3.80%	11,417,984	1.53%
1,500,000	2/11/15	Berkshire Hathaway Inc.	3.20%	1,545,097	0.21%
4,000,000	9/30/15	Jackson National Life Global Funding	0.58%	4,013,501	0.54%
1,000,000	4/10/17	Metropolitan Life	3.19%	1,002,197	0.14%
2,500,000	10/5/15	New York Life Global Funding	0.26%	2,500,962	0.34%
600,000	8/19/15	Pricoa Global Funding I	0.50%	601,216	0.08%
1,000,000	9/19/14	Principal Life Global Funding II	0.39%	1,000,459	0.14%
2,498,000	12/1/15	Travelers Companies, Inc.	5.50%	2,682,081	0.36%
Manufacturing
600,000	2/19/15	Caterpillar Financial Services Corporation	0.30%	600,448	0.08%
1,000,000	3/3/17	Caterpillar Financial Services Corporation	0.46%	1,001,070	0.14%
4,890,000	11/2/15	Eaton Corporation	0.95%	4,919,311	0.67%
1,000,000	7/12/16	General Electric	0.88%	1,009,077	0.14%
2,400,000	6/15/15	John Deere Capital Corporation	0.35%	2,402,895	0.32%
500,000	10/11/16	John Deere Capital Corporation	0.52%	501,698	0.07%
1,000,000	12/15/16	Rockwell Collins	0.58%	1,002,446	0.14%
Media
2,945,000	4/15/16	NBCUniversal Media, LLC	0.76%	2,955,147	0.40%
4,600,000	2/11/15	Walt Disney Company	0.21%	4,602,140	0.62%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2014

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Pharmaceutical
$975,000	2/12/15	Express Scripts Holding Company	2.10%	$992,860	0.13%
REITs
1,000,000	8/15/14	Simon Property Group, L.P.	5.63%	1,027,508	0.14%
2,000,000	12/1/15	Simon Property Group, L.P.	5.75%	2,129,779	0.29%
Retail
1,400,000	7/15/14	Macy’s, Inc.	5.75%	1,439,863	0.19%
Telecommunication
1,500,000	2/13/15	AT&T Inc.	0.88%	1,509,788	0.20%
1,040,000	8/15/15	AT&T Inc.	2.50%	1,072,403	0.14%
750,000	8/15/16	AT&T Inc.	2.40%	772,850	0.10%
3,000,000	9/3/15	Cisco Systems, Inc.	0.28%	3,002,024	0.41%
9,575,000	9/15/16	Verizon Communications Inc.	1.76%	9,864,792	1.33%
Total U.S. corporate notes (cost: $215,302,714)				215,023,729	29.07%

Foreign Corporate Notes
Automotive
$10,000,000	11/18/16	Volkswagen International Finance N.V.	0.67%	10,028,953	1.35%
Banks
2,200,000	11/10/14	Abbey National Treasury Services PLC	3.88%	2,239,086	0.30%
3,950,000	5/7/15	Australia and New Zealand Banking Group Ltd	0.42%	3,958,714	0.54%
1,000,000	1/13/15	Australia and New Zealand Banking Group Ltd	3.70%	1,034,688	0.14%
4,100,000	9/24/15	Bank of Montreal	0.48%	4,106,049	0.56%
1,800,000	7/10/14	Barclays Bank PLC	5.20%	1,846,080	0.25%
4,740,000	3/19/15	Commonwealth Bank of Australia	3.50%	4,893,385	0.66%
2,000,000	5/24/16	HSBC Bank PLC	3.10%	2,096,370	0.28%
5,350,000	9/25/15	ING Bank NV	2.00%	5,451,347	0.74%
3,050,000	9/25/15	ING Bank NV	1.87%	3,096,092	0.42%
1,000,000	9/25/15	ING Bank NV	2.00%	1,016,089	0.14%
3,431,000	3/11/15	Rabobank Nederland	3.20%	3,532,749	0.48%
3,650,000	3/18/16	Rabobank Nederland	0.71%	3,666,267	0.50%
4,190,000	11/18/14	Standard Chartered PLC	5.50%	4,296,717	0.58%
5,000,000	5/1/15	Toronto-Dominion Bank	0.40%	5,009,907	0.68%
2,200,000	1/15/15	UBS AG	3.88%	2,281,376	0.31%
Energy
2,100,000	3/10/15	BP Capital Markets PLC	3.88%	2,177,391	0.29%
3,000,000	3/11/16	BP Capital Markets PLC	3.20%	3,155,337	0.43%
4,800,000	5/9/16	CNOOC Finance (2013) Limited	1.13%	4,820,568	0.65%
8,000,000	6/2/17	Enbridge, Inc.	0.68%	8,019,568	1.08%
1,000,000	1/15/16	TransCanada PipeLines Limited	0.75%	1,002,528	0.14%
1,500,000	3/2/15	TransCanada PipeLines Limited	0.88%	1,509,754	0.20%
Food
600,000	12/5/14	Tesco PLC	2.00%	604,341	0.08%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2014

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Healthcare
$2,550,000	5/29/15	Covidien International Finance SA	1.35%	$2,573,758	0.35%
Pharmaceutical
4,200,000	3/17/15	Takeda Pharmaceutical Co Ltd	1.03%	4,232,762	0.57%
Telecommunication
5,600,000	4/27/15	Telefonica Emisiones, SAU	3.73%	5,762,601	0.78%
Transportation
4,500,000	10/28/16	Kansas City Southern de Mexico	0.93%	4,533,521	0.61%
Total foreign corporate notes (cost: $97,323,035)				96,945,998	13.11%
Total corporate notes (cost: $312,625,749)				311,969,727	42.18%
Total investments in securities (cost: $426,143,983)				$425,373,786	57.51%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,750,000	2/11/15	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.33%	$1,753,104	0.24%
3,000,000	1/7/15	Lloyds Bank PLC (NY)	0.49%	3,010,113	0.41%
3,500,000	8/27/14	Mizuho Bank, Ltd	0.23%	3,502,919	0.47%
1,200,000	3/2/15	Standard Chartered Bank	0.35%	1,201,385	0.16%
Total U.S. certificates of deposit (cost: $9,450,000)				9,467,521	1.28%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,000,000	10/23/15	Bank of Nova Scotia	0.48%	2,003,915	0.27%
2,200,000	5/9/16	Bank of Nova Scotia	0.41%	2,200,500	0.30%
2,000,000	11/16/15	Canadian Imperial Bank of Commerce	0.33%	2,000,091	0.27%
1,000,000	1/15/15	Credit Suisse Group AG	0.63%	1,002,413	0.14%
2,500,000	5/15/15	Credit Suisse Group AG	0.52%	2,501,237	0.34%
3,500,000	7/23/15	Deutsche Bank AG	0.55%	3,504,397	0.47%
2,000,000	11/14/14	Norinchukin Bank	0.25%	2,000,583	0.27%
1,400,000	2/25/15	Rabobank Nederland	0.28%	1,400,458	0.19%
2,800,000	1/13/15	Sumitomo Mitsui Bank	0.36%	2,805,921	0.38%
2,000,000	12/19/14	Svenska Handelsbanken AB	0.40%	2,001,909	0.27%
Total foreign certificates of deposit (cost: $21,398,010)				21,421,424	2.90%

Total certificates of deposit (cost: $30,848,010)				$30,888,945	4.18%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

 Consolidated Condensed Schedule of Investments (continued)

 June 30, 2014

 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$(1,991,480)	-0.27%
Currencies	4,082,062	0.55%
Energy	2,323,395	0.31%
Equity indices	2,993,252	0.40%
Interest rate instruments	1,800,627	0.24%
Metals	5,657,353	0.76%
Single stock futures	370,554	0.05%
Net unrealized gain on open long U.S. futures contracts	15,235,763	2.04%

Short U.S. Futures Contracts
Agricultural commodities	1,850,136	0.25%
Currencies	(2,071,266)	(0.28)%
Energy	109,187	0.01%
Equity indices	1,033,067	0.14%
Interest rate instruments	(356,894)	(0.05)%
Metals	(6,901,833)	(0.93)%
Single stock futures	7,920	0.00%
Net unrealized loss on open short U.S. futures contracts	(6,329,683)	(0.86)%

Total U.S. Futures Contracts - Net unrealized gain on open U.S. futures contracts	8,906,080	1.18%

Long Foreign Futures Contracts
Agricultural commodities	122,336	0.02%
Currencies	2,978	0.00%
Energy	7,750	0.00%
Equity indices	(603,364)	-0.08%
Interest rate instruments[2]	10,044,547	1.36%
Metals	(271)	0.00%
Single stock futures	(12,104)	0.00%
Net unrealized gain on open long foreign futures contracts	9,561,872	1.30%

Short Foreign Futures Contracts
Agricultural commodities	50,043	0.01%
Currencies	(173,447)	(0.02)%
Energy	19,465	0.00%
Equity indices	70,046	0.01%
Interest rate instruments	(625,561)	(0.08)%
Metals	414	0.00%
Net unrealized loss on open short foreign futures contracts	(659,040)	(0.08)%

Total foreign futures contracts - net unrealized gain on open foreign futures contracts	8,902,832	1.22%

Net unrealized gain on open futures contracts	$17,808,912	2.40%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2014

(Unaudited)

	Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
	Long	$4,514,421	0.61%
	Short	(4,988,143)	(0.67)%
Net unrealized loss on open U.S. forward currency contracts		(473,722)	(0.06)%

Foreign Forward Currency Contracts
	Long	(270,988)	(0.04)%
	Short	225,966	0.03%
Net unrealized loss on open foreign forward currency contracts		(45,022)	(0.01)%

Net unrealized loss on open forward currency contracts		$(518,744)	(0.07)%

INVESTMENT IN SWAP CONTRACT
Maturity Date	Name
4/1/19	Deutsche Bank, AG Total Return	$14,091,477	1.91%

Total investment in swap contract (cost: $12,500,000)		$14,091,477	1.91%

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

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gain (Loss) from Trading Activity
Net realized gain (loss)	$37,403,497	$(41,455,147)	$39,686,192	$(4,322,336)
Net change in unrealized gain (loss)	2,361,335	(15,749,073)	(19,767,541)	(11,309,154)
Brokerage commissions and trading expenses	(1,190,695)	(1,126,178)	(2,023,600)	(2,438,033)
Net gain (loss) from trading activity	38,574,137	(58,330,398)	17,895,051	(18,069,523)

Income
Interest income	1,565,692	2,453,181	3,542,810	5,031,554
Net realized and change in unrealized loss on securities and certificates of deposit	(618,308)	(2,118,844)	(1,812,093)	(3,566,501)
Total income	947,384	334,337	1,730,717	1,465,053

Expenses
Trading Advisor management fee	2,853,066	4,516,555	6,056,115	9,359,909
Trading Advisor incentive fee	978,024	—	1,160,775	—
Cash manager fees	129,006	232,857	290,285	429,817
General Partner management and performance fees	2,919,380	4,433,958	6,067,500	9,207,536
Selling Agent fees – General Partner	2,636,139	3,772,420	5,434,010	7,834,970
General Partner 1% allocation	291,254	(722,817)	(12,105)	(462,021)
Administrative expenses – General Partner	658,638	1,329,804	1,605,710	2,765,386
Investment Manager fees	156,429	—	156,429	—
Distribution (12b-1) fees	27	—	27	—
Operating services fee	63,071	—	63,071	—
Total expenses	10,685,034	13,562,777	20,821,817	29,135,597
Net investment loss	(9,737,650)	(13,228,440)	(19,091,100)	(27,670,544)
Net Gain (Loss)	$28,836,487	$(71,558,838)	$(1,196,049)	$(45,740,067)

	Three Months Ended June 30,
	2014			2013
	Class A	Class B	Class I	Class A	Class B	Class I
Increase (decrease) in net asset value per unit	$144.40	$230.10	$39.00	$(270.01)	$(349.73)	$(54.70)

Net income (loss) per unit†	$146.40	$233.05	$43.33	$(268.70)	$(344.54)	$(54.70)

Weighted average number of units outstanding	120,701.6762	47,341.7592	3,005.7133	164,821.6121	78,234.5164	5,790.0025

	Six Months Ended June 30,
	2014			2013
	Class A	Class B	Class I	Class A	Class B	Class I
Increase (decrease) in net asset value per unit	$(4.53)	$45.53	$12.21	$(191.14)	$(214.06)	$(31.55)

Net income (loss) per unit†	$(16.69)	$17.22	$6.82	$(178.79)	$(188.21)	$(39.86)

Weighted average number of units outstanding	125,310.7890	50,446.5860	3,562.8290	169,361.3282	81,048.0733	5,158.5639

† (based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net loss	$(1,196,049)	$(45,740,067)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Net change in unrealized loss from trading activity	19,771,538	11,309,154
Interest receivable	(108,737)	—
Purchase of swap contract	(12,500,000)	—
Purchases of securities and certificates of deposit	(478,576,569)	(434,437,649)
Proceeds from disposition of securities and certificates of deposit	594,049,044	457,901,324
Net realized and change in unrealized loss on securities and certificates of deposit	1,812,093	3,566,501
Changes in
Due from affiliate	—	(5,512)
Trading Advisor management fee payable	(943,032)	334,422
Trading Advisor incentive fee payable	800,127	—
Commissions and other trading fees payable on open contracts	19,999	(143,406)
Cash Manager fees payable	26,955	(109,272)
General Partner management and performance fees payable	(190,714)	(237,015)
General Partner 1% allocation receivable/payable	271,261	385,484
Selling Agent fees payable – General Partner	(152,713)	(196,167)
Administrative expenses payable – General Partner	(133,130)	(73,962)
Investment Manager fee payable	53,551	—
Distribution (12b-1) fees payable	27	—
Operating services fee payable	21,420	—
Net cash provided by (used in) operating activities	123,025,071	(7,446,165)

Cash flows from financing activities
Subscriptions	15,479,824	37,786,210
Subscriptions received in advance	4,238,073	5,534,740
Redemptions	(169,584,830)	(197,159,801)
Non-Controlling Interest – Subscriptions	100,000	—
Net cash used in financing activities	(149,766,933)	(153,838,851)

Net decrease in cash and cash equivalents	(26,741,862)	(161,285,016)
Cash and cash equivalents, beginning of period	311,962,117	533,216,653
Cash and cash equivalents, end of period	$285,220,255	$371,931,637

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$267,538,001	$333,844,792
Cash and cash equivalents	17,682,254	38,086,845
Total end of period cash and cash equivalents	$285,220,255	$371,931,637

Supplemental disclosure of cash flow information
Prior period redemptions paid	$36,130,211	$41,157,564
Prior period subscriptions received in advance	$2,399,374	$9,060,642

Supplemental schedule of non-cash financing activities
Redemptions payable	$24,054,443	$21,485,538

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Class A		Class B		Class I		Non-Controlling Interest
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Six Months Ended June 30, 2014
Balance at December 31, 2013	133,795.0412	$550,501,395	56,246.4420	$325,651,536	4,675.5936	$4,256,774	—	$—	$880,409,705
Net income (loss)		(2,092,054)		868,905		24,290	—	2,810	(1,196,049)
Subscriptions	3,162.5289	12,679,533	918.4714	5,199,665	—	—	—	100,000	17,979,198
Redemptions	(21,134.7669)	(85,086,697)	(12,386.9460)	(70,398,158)	(2,229.9294)	(2,024,207)	—	—	(157,509,062)
Transfers	(227.6607)	(910,229)	161.2493	910,229	—	—	—	—	—
Balance at June 30, 2014	115,595.1425	$475,091,948	44,939.2167	$262,232,177	2,445.6642	$2,256,857	—	$102,810	$739,683,792

Six Months Ended June 30, 2013
Balance at December 31, 2012	178,207.9880	$753,610,488	86,910.3630	$508,000,871	2,484.3408	$2,267,581	—	$—	$1,263,878,940
Net loss		(30,280,082)		(15,254,379)		(205,606)	—	—	(45,740,067)
Subscriptions	6,494.2588	27,906,981	2,663.7920	15,899,726	3,305.6618	3,040,145	—	—	46,846,852
Redemptions	(21,988.5811)	(94,118,348)	(14,021.8823)	(83,369,427)	—	—	—	—	(177,487,775)
Transfers	(685.7808)	(2,941,349)	493.5786	2,941,349	—	—	—	—	—
Balance at June 30, 2013	162,017.8849	$654,177,690	76,045.8513	$428,218,140	5,790.0026	$5,102,120	—	$—	$1,087,497,950

	Net Asset Value per Unit
	Class A	Class B	Class I

June 30, 2014	$4,109.98	$5,835.26	$922.63
December 31, 2013	$4,114.51	$5,789.73	$910.42
June 30, 2013	$4,037.69	$5,631.05	$881.20
December 31, 2012	$4,228.83	$5,845.11	$912.75

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

During the second quarter of 2014, the Fund purchased $58.5 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFF”). SMFF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end management investment company. SMFF issues four classes of shares: Class A, C, I and N. At June 30, 2014, the Fund owned a majority of the outstanding shares of SMFF and therefore had effective control of that entity. Accordingly, the assets, liabilities and operating results of SMFF have been consolidated with Futures Portfolio Fund. SMFF has a similar investment strategy to the Fund, except that it uses a total return swap with Deutsche Bank AG to obtain access to the returns of select commodity trading advisors. The General Partner serves as the investment manager of SMFF.

Significant Accounting Policies

Accounting Principles

The Fund’s consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

Consolidation

The accompanying consolidated financial statements include the accounts of the Fund and SMFF, for which the Fund is the majority shareholder. All non-controlling interests in SMFF, as well as any material intercompany accounts and transactions have been eliminated in consolidation.

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

Level 1 –	Fair value is based on unadjusted quoted prices for identical instruments in active markets. Financial instruments utilizing Level 1 inputs include futures contracts, U.S. Treasury securities and money market funds.

Level 2 –	Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach. Financial instruments utilizing Level 2 inputs include forward currency contracts, swap, commercial paper, corporate notes, certificates of deposit and U.S. government sponsored enterprise notes.

Level 3 –	Fair value is based on valuation techniques in which one or more significant inputs are unobservable. The Fund has no financial instruments utilizing Level 3 inputs.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the periods ended June 30, 2014 and December 31, 2013, there were no such transfers between levels.

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

The investment in a money market fund, included in cash and cash equivalents in the consolidated statements of financial condition, and futures contracts, all of which are exchange-traded, are valued using quoted market prices for identical assets and are classified within Level 1. The fair values of forward currency contracts are based upon third-party quoted dealer values on the interbank market and are classified within Level 2. The fair value of the swap investment is based on quoted market prices for the underlying contracts of the CTA programs within the swap and is classified within Level 2.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through June 30, 2014. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2010.

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

Swap Agreement

Through its investment in SMFF, the Fund has entered into a total return swap with Deutsche Bank AG. This two-party contract was entered in to exchange, or swap, the returns realized on a basket of CTA programs. Under the terms of the swap agreement, the investment manager of SMFF has the ability to periodically adjust the notional level of the swap, the notional allocation to each CTA program and the mix of CTA programs. The swap was effective April 2, 2014 and has a term of five years, with certain early termination provisions. The swap includes a 0.50% fee to Deutsche Bank.

At June 30, 2014, the notional value of the swap was $62,600,000 and SMFF had provided $12,496,500 as collateral. During the three months ended June 30, 2014, the swap had an appreciation in fair value of $1,591,477.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At June 30, 2014
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$17,808,912	$—	$17,808,912
Net unrealized gain on open forward currency contracts*	—	(518,744)	(518,744)
Investment in swap*	—	14,091,477	14,091,477
Cash and cash equivalents:
Money market fund	5,358,628	—	5,358,628
Investments in securities:
U.S. Treasury securities*	42,558,399	—	42,558,399
Commercial paper*	—	70,845,660	70,845,660
Corporate notes*	—	311,969,727	311,969,727
Certificates of deposit*	—	30,888,945	30,888,945
Total	$65,725,939	$427,277,065	$493,003,004

* See the consolidated condensed schedule of investments for further description.

At December 31, 2013
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain on open futures contracts*	$37,958,108	$—	$37,958,108
Net unrealized gain on open forward currency contracts*	—	695,075	695,075
Investment in swap*		—	—
Cash and cash equivalents:
Money market fund	6,338,530	—	6,338,530
Investments in securities:
U.S. Treasury securities*	88,102,079	—	88,102,079
Commercial paper*	—	65,153,483	65,153,483
Corporate notes*	—	377,666,684	377,666,684
Certificates of deposit*	—	42,625,053	42,625,053
Total	$132,398,717	$486,140,295	$618,539,012

* See the consolidated condensed schedule of investments for further description.

There were no Level 3 holdings at June 30, 2014 or December 31, 2013, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At June 30, 2014, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$4,081,367	$(4,050,332)	$31,035
Currencies	4,415,057	(2,574,730)	1,840,327
Energy	4,852,705	(2,392,908)	2,459,797
Equity indices	5,776,288	(2,283,287)	3,493,001
Interest rate instruments	12,580,425	(1,717,706)	10,862,719
Metals	6,245,746	(7,490,083)	(1,244,337)
Single stock futures	462,941	(96,571)	366,370
Net unrealized gain (loss) on open futures contracts	$38,414,529	$(20,605,617)	$17,808,912

Net unrealized gain (loss) on open forward currency contracts	$6,605,659	$(7,124,403)	$(518,744)

Investment in swap contract	$14,091,477	$—	$14,091,477

At June 30, 2014, there were 69,631 open futures contracts and 2,519 open forward currency contracts. For the three and six months ended June 30, 2014, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$5,087,805	$(7,459,226)	$9,595,849	$(3,886,357)
Currencies	(1,792,801)	1,139,032	(1,782,577)	(5,845,523)
Energy	1,766,419	2,986,289	(6,218,056)	2,439,572
Equity indices	10,339,758	(937,716)	11,067,161	(21,372,635)
Interest rate instruments	15,793,149	10,865,072	31,832,231	11,233,944
Metals	(2,627,671)	(1,054,824)	(11,432,934)	(2,536,018)
Single stock futures	1,198,618	204,008	1,998,187	(182,179)
Total futures contracts	29,765,277	5,742,635	35,059,861	(20,149,196)

Forward currency contracts	7,505,805	(4,976,774)	4,328,378	(1,213,819)

Total futures and forward currency contracts	$37,271,082	$765,861	$39,388,239	$(21,363,015)

Investment in swap contract	—	$1,595,475	—	$1,595,475

For the three and six months ended June 30, 2014, the number of futures contracts closed was 314,608 and 554,753, respectively, and the number of forward currency contracts closed was 8,986 and 20,016, respectively.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at June 30, 2014 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments Pledged	Cash Collateral Received	Net Amount
JP Morgan Securities, LLC	$3,444,642	$—	$—	$3,444,642
Newedge UK Financial Ltd	(45,021)	—	—	(45,021)
Newedge USA, LLC	14,364,270	—	—	14,364,270
UBS AG	(473,723)	—	—	(473,723)
Deutsche Bank, AG	14,091,477			14,091,477
Total	$31,381,645	$—	$—	$31,381,645

At December 31, 2013, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

December 31, 2013	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts
Net unrealized gain on open futures contracts
Agricultural commodities	$5,823,273	$(1,905,881)	$3,917,392
Currencies	8,479,775	(793,925)	7,685,850
Energy	1,961,940	(1,941,715)	20,225
Equity indices	25,256,880	(391,244)	24,865,636
Interest rate instruments	5,523,958	(5,895,183)	(371,225)
Metals	10,448,475	(9,156,794)	1,291,681
Single stock futures	617,785	(69,236)	548,549
Net unrealized gain on open futures contracts	$58,112,086	$(20,153,978)	$37,958,108

Net unrealized gain on open forward currency contracts	$5,818,188	$(5,123,113)	$695,075

At December 31, 2013, there were 64,196 open futures contracts and 2,271 open forward currency contracts. For the three and six months ended June 30, 2013, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

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

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2013 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

JP Morgan Securities, LLC	$11,027,627	$—	$—	$11,027,627
Newedge UK Financial Ltd	639,551	—	—	639,551
Newedge USA, LLC	26,930,481	—	—	26,930,481
UBS AG	55,524	—	—	55,524
Deutsche Bank, AG	—	—	—	—
Total	$38,653,183	$—	$—	$38,653,183

4.	General Partner

At June 30, 2014 and December 31, 2013, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund. However, the beneficiary of the majority shareholder of the General Partner had the following investment:

	June 30, 2014	December 31, 2013
Class of units	I	I
Number of units	254.4114	254.4114
Value	$234,728	$231,622

The General Partner earns the following compensation:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A and Class B Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A and Class B Units, payable in arrears. Prior to June 1, 2012, the general partner management fee was 1.75% per annum. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units calculated monthly. The general partner performance fee is payable quarterly in arrears.

▪	Management fee – SMFF incurs a monthly fee equal to 1/12th of 1.25% of the month-end net asset value of the trust, payable in arrears to the investment manager.

▪	Distribution (12b-1) fee – SMFF incurs a monthly 12b-1 fee of 1/12th of 0.25% of the month-end net asset value of the Class A and N shares, and 1/12th of 1% of the month-end value of the Class C shares.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Selling agent fees amounted to $2,497,281 and $3,538,100 for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, selling agent fees were $5,140,639 and $7,346,183, respectively. Such amounts are included in selling agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. Broker dealer servicing fees amounted to $138,858 and $234,320 for the three months ended June 30, 2014 and 2013, respectively. For the six months ended June 30, 2014 and 2013, broker dealer servicing fees were $293,370 and $488,787, respectively. Such amounts are included in selling agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

▪	Operating Services Fee – SMFF incurs a monthly fee equal to 1/12th of 0.5% of the month-end net asset value of the trust, payable to the investment manager. The investment manager, in turn, pays the operating expenses of the trust, pursuant to an operating services agreement between the parties.

▪	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the fund, payable in arrears to the General Partner. The General Partner, in turn, pays the administrative expenses of the Fund. Administrative expenses include accounting, audit, legal, salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund; such as, salaries and commissions of General Partner marketing personnel, administrative employee salaries and related costs.

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

To meet margin requirements, the Fund deposits funds with its futures brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At June 30, 2014 and December 31, 2013, the Fund had margin requirements of $128,626,135 and $130,308,150, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A and B units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, B or I interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At June 30, 2014 and December 31, 2013, the Fund received advance subscriptions of $4,238,073 and $2,399,374, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

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

Entering into swap agreements involves, to varying degrees, credit, market, and counterparty risk in excess of the amounts recognized on the consolidated statement of financial condition.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at June 30, 2014.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$42,558,399	$40,900,835	$215,023,729	$9,467,521	$307,950,484	41.63%
Netherlands	—	—	26,791,497	1,400,458	28,191,955	3.81%
Canada	—	—	19,647,806	6,204,506	25,852,312	3.50%
Great Britain	—	8,293,357	16,415,322	—	24,708,679	3.34%
Australia	—	2,299,458	9,886,787	—	12,186,245	1.65%
Japan	—	2,999,542	4,232,762	4,806,504	12,038,808	1.63%
Switzerland	—	—	2,281,376	3,503,650	5,785,026	0.78%
Spain	—	—	5,762,601	—	5,762,601	0.78%
Sweden	—	3,499,265	—	2,001,909	5,501,174	0.74%
Germany	—	1,599,908	—	3,504,397	5,104,305	0.69%
British Virgin Islands	—	—	4,820,568	—	4,820,568	0.65%
Singapore	—	4,708,293	—	—	4,708,293	0.64%
Mexico	—	—	4,533,521	—	4,533,521	0.61%
France	—	4,245,205	—	—	4,245,205	0.57%
Luxumberg	—	—	2,573,758	—	2,573,758	0.35%
Norway	—	2,299,797	—	—	2,299,797	0.31%
Total	$42,558,399	$70,845,660	$311,969,727	$30,888,945	$456,262,731	61.68%

The following table presents the exposure at December 31, 2013.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$88,102,079	$31,009,077	$250,957,531	$29,100,934	$399,169,621	45.35%
Netherlands	—	—	40,422,010	—	40,422,010	4.59%
Canada	—	2,099,115	22,978,564	4,005,167	29,082,846	3.30%
Great Britain	—	9,196,934	9,424,171	—	18,621,105	2.12%
Japan	—	4,714,655	10,240,862	—	14,955,517	1.70%
Australia	—	2,599,946	9,056,601	—	11,656,547	1.32%
France	—	5,486,017	3,387,040	—	8,873,057	1.01%
Netherland Antilles	—	—	8,513,655	—	8,513,655	0.97%
Switzerland	—	—	2,313,791	4,505,939	6,819,730	0.77%
Sweden	—	3,899,026	615,818	2,001,859	6,516,703	0.74%
Mexico	—	—	5,928,963	—	5,928,963	0.67%
Denmark	—	—	5,020,114	—	5,020,114	0.57%
Singapore	—	4,899,313	—	—	4,899,313	0.56%
British Virgin Islands	—	—	4,802,760	—	4,802,760	0.55%
Multi-national	—	—	4,004,804	—	4,004,804	0.45%
China	—	—	—	3,011,154	3,011,154	0.34%
Norway	—	1,249,400	—	—	1,249,400	0.14%
Total	$88,102,079	$65,153,483	$377,666,684	$42,625,053	$573,547,299	65.15%

9.	Indemnifications

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

The consolidated statements of financial condition, including the consolidated condensed schedule of investments, at June 30, 2014, the consolidated statements of operations for the three and six months ended June 30, 2014 and 2013, the consolidated statements of cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2014 and 2013, and the accompanying notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such consolidated financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at June 30, 2014, results of operations for the three and six months ended June 30, 2014 and 2013, cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2014 and 2013. The results of operations for the three and six months ended June 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year or any other period. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other financial ratios for the three and six months ended June 30, 2014 and 2013, assuming the unit was outstanding throughout the entire period:

	Three Months Ended June 30,
	2014			2013
	Class A	Class B	Class I	Class A	Class B	Class I
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$3,965.58	$5,605.16	$883.63	$4,307.70	$5,980.78	$935.90
Gain (loss) from operations
Gain (loss) from trading(1)	202.76	286.65	45.63	(214.28)	(298.65)	(46.78)
Net investment loss(1)	(58.36)	(56.55)	(6.63)	(55.73)	(51.08)	(7.92)
Total gain (loss) from operations	144.40	230.10	39.00	(270.01)	(349.73)	(54.70)

Net asset value per Unit at end of period	$4,109.98	$5,835.26	$922.63	$4,037.69	$5,631.05	$881.20

Total return (4)	3.64%	4.11%	4.41%	(6.27)%	(5.85)%	(5.84)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees and General Partner 1% allocation (2) (3)	5.63%	3.79%	2.88%	5.61%	3.80%	3.77%
Trading Advisor incentive fees (4)	0.13%	0.13%	0.11%	0.00%	0.00%	0.00%
General Partner 1% allocation (4)	0.04%	0.04%	0.05%	(0.06)%	(0.06)%	(0.06)%
Total expenses	5.80%	3.96%	3.04%	5.55%	3.74%	3.71%

Net investment loss (2) (3) (5)	(5.13)%	(3.29)%	(2.33)%	(5.50)%	(3.69)%	(3.66)%

	Six Months Ended June 30,
	2014			2013
	Class A	Class B	Class I	Class A	Class B	Class I
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$4,114.51	$5,789.73	$910.42	$4,228.83	$5,845.11	$912.75
Gain (loss) from operations
Gain (loss) from trading(1)	105.62	149.58	24.03	(77.87)	(110.30)	(16.57)
Net investment loss(1)	(110.15)	(104.05)	(11.82)	(113.27)	(103.76)	(14.98)
Total gain (loss) from operations	(4.53)	45.53	12.21	(191.14)	(214.06)	(31.55)

Net asset value per Unit at end of period	$4,109.98	$5,835.26	$922.63	$4,037.69	$5,631.05	$881.20

Total return (4)	(0.11)%	0.79%	1.34%	(4.52)%	(3.66)%	(3.46)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to Trading Advisor incentive fees and General Partner 1% allocation (2) (3)	5.61%	3.79%	2.86%	5.64%	3.82%	3.57%
Trading Advisor incentive fees (4)	0.15%	0.14%	0.11%	0.00%	0.00%	0.00%
General Partner 1% allocation (4)	0.00%	0.00%	0.01%	(0.04)%	(0.03)%	(0.04)%
Total expenses	5.76%	3.93%	2.98%	5.60%	3.79%	3.53%

Net investment loss (2) (3) (5)	(5.17)%	(3.35)%	(2.40)%	(5.40)%	(3.57)%	(3.33)%

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

(5) Ratio excludes Trading Advisor incentive fees and General Partner 1% allocation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

During the second quarter of 2014, the Fund purchased $58.5 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFF”). SMFF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end management investment company. SMFF has a similar investment strategy to the Fund, except that it uses a total return swap with Deutsche Bank AG to obtain access to the returns of select commodity trading advisors. By using the swap agreement, the Fund was able to take advantage of lower CTA fees at lower investment levels.

The returns for each Class of Units for the six months ended June 30, 2014 and 2013 were:

Class of Units	2014	2013
Class A	(0.11)%	(4.52)%
Class B	0.79%	(3.66)%
Class I	1.34%	(3.46)%

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

April

In April, equities initially sold off amid concerns over stock valuations and weak economic numbers. Optimism returned and global equities rallied mid-month with the Fed calming fears, stating that they remained committed to supportive monetary policy and noting than the recent weather-induced U.S. growth slowdown would be short-lived. Meanwhile, risks of deflation in Europe led to speculation that the ECB might resort to quantitative easing. In contrast, UK unemployment dipped below the Bank of England’s 7% threshold, prompting speculation that the BOE may begin raising interest rates. Tension surrounding Ukraine and sanctions on Russia drove many commodity markets higher on fears of supply disruptions.

The Fund recorded its largest gains in the interest rate sector where long positions benefited from risk aversion and potential quantitative easing in Europe fueling demand for bonds. The Fund also made profits in commodities, particularly through long positions in natural gas and soybeans. In currencies, gains were made from long positions in the British pound which rose to four year highs on speculation over interest rate hikes. However, this was offset by losses due to a reversal in the Japanese yen. The Fund saw its largest losses in equities due to an early sell off in stock indices, which then caused the Fund to cut its long positions and prevented it from fully benefiting from the market rebound going into month-end. Overall, the Fund finished the month with a loss, with Class A Units down 0.28%, Class B Units down 0.13%, and Class I Units down 0.05%.

May

In May, global bond markets rallied as 10-year yields fell to 1.4% in Germany and 2.5% in the U.S. In Europe, this move was driven by investor expectations of a near term interest rate cut and potential future quantitative easing by the European Central Bank to counteract weak economic growth and deflationary risks. Meanwhile in the U.S., Fed Chair Janet Yellen expressed concern over a weak housing recovery, suggesting the Fed could keep interest rates low for longer than previously anticipated. Equity markets interpreted these signals of continued easy monetary policy in a positive light, leading to gains in most developed market stock indices. Volatility in many asset classes continued to decline in May towards historic lows, as exemplified by the VIX index, which fell to the pre-crisis levels of 2007.

The Fund was well positioned to profit from the key moves in fixed income and equities during the month. The bulk of returns came from long positions in bonds, in particular the U.S. 10-year, the U.S. long bond and the Euro Bund. In equities, the largest gains came from a short position in VIX futures and a long position in the Eurostoxx 50. Agricultural commodities had a small giveback as upward trending grain prices reversed on improved weather and harvest prospects. Overall, the Fund finished the month with a gain, with Class A Units up 3.29%, Class B Units up 3.45%, and Class I Units up 3.53%.

June

In June, equity markets continued to set record highs as the Federal Reserve reiterated its dovish policy stance in light of a weaker U.S. growth outlook. Meanwhile European fixed income markets rallied as the European Central Bank imposed negative deposit rates to stem deflation and encourage bank lending. Only the Bank of England gave any indication that it could soon begin to raise interest rates, which led to further strengthening in the British pound. Violence escalated in the Middle East, as the militant ISIS group seized key regions in Iraq, pushing up oil prices on fears of a supply disruption.

The Fund recorded its largest gains for the month in long equity positions. The portfolio also capitalized on rising energy prices with its long oil positions. The Fund profited in currency trading, particularly in the British pound, which rose on signals of a tightening bias at the Bank of England. However, short positions in gold and silver lost money, as demand climbed for these safe haven assets on fears of a full-blown civil war in Iraq. In agricultural markets, long soybean positions were hurt as prices fell with U.S. farmers planting a record crop. Overall, the Fund finished the month with a gain, with Class A Units up 0.62%, Class B Units up 0.77%, and Class I Units up 0.90%.

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

During the month, the Fund profited from its long bond positions, particularly in the U.S., where the fixed income market rallied on disappointing economic growth. The Fund’s short positions in gold and copper also made a positive return contribution after the decline in precious and base metals prices. Partly offsetting these gains were losses from long exposures to declining oil markets, as well as from trend reversals in agricultural markets such as corn. Overall, the Fund finished the month with a gain, with Class A Units up 3.11%, Class B Units up 3.26%, and Class I Units up 3.10%.

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

In addition to subjecting the Fund to market risk, upon entering into futures, swaps, and forward currency contracts there is a risk that the counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the U.S. and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non-performance by one of their members and, as such, should significantly reduce this risk. In cases where the clearinghouse is not backed by the clearing members, as is the case with some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

In the case of forward currency contracts, which are traded on the interbank market rather than on exchanges, the counterparty is generally a single bank or other financial institution, rather than a group of financial institutions, thus there may be a greater counterparty risk. In the case of a swap agreement, the counterparty is a single bank. The General Partner uses only those counterparties that it believes to be creditworthy for the Fund. All positions of the Fund are valued each day on a mark-to-market basis. There can be no assurance, however, that any clearing member, clearinghouse or other counterparty will be able to meet its obligations to the Fund.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at June 30, 2014 and December 31, 2013. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	June 30, 2014		December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$7,834,405	1.06%	$12,048,839	1.37%
Currencies	32,113,509	4.34	32,743,375	3.72
Energy	9,066,300	1.23	10,635,338	1.21
Equity indices	39,658,918	5.36	43,589,832	4.95
Interest rate instruments	27,142,178	3.67	20,895,833	2.37
Metals	11,792,271	1.59	14,333,234	1.63
Single stock futures	7,088,052	0.96	4,144,187	0.47
Total	$134,695,633	18.21%	$138,390,638	15.72%

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

The following were the primary trading risk exposures of the Fund as of June 30, 2014, by market sector.

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

The following were the only non-trading risk exposures of the Fund as of June 30, 2014.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at June 30, 2014 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from risk factors disclosed in the Fund’s Form 10-K for year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended June 30, 2014. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended June 30, 2014 were as follows:

	April	May	June	Total
A Units
Units redeemed	3,738.7487	4,815.1701	3,501.4462	12,055.3650
Average net asset value per unit	$3,954.43	$4,084.65	$4,109.98	$4,051.62

B Units
Units redeemed	1,906.1078	1,934.4942	1,600.5232	5,441.1252
Average net asset value per unit	$5,597.72	$5,790.67	$5,835.26	$5,736.19

I Units
Units redeemed	—	1,120.0983	—	1,120.0983
Average net asset value per unit	$—	$914.39	$—	$914.39

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

Dated: August 14, 2014

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

