Form 10-Q
period 2014-09-30
FUTURES PORTFOLIO FUND L.P.
filed 2014-11-13
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Yes ☐ No ☒

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Financial Condition

September 30, 2014 (Unaudited) and December 31, 2013 (Audited)

	September 30, 2014	December 31, 2013
Assets
Equity in broker trading accounts
Cash	$259,918,610	$289,217,101
Net unrealized gain (loss) on open futures contracts	19,893,623	37,958,108
Net unrealized gain (loss) on open forward currency contracts	(4,539,267)	695,075
Total equity in broker trading accounts	275,272,966	327,870,284
Cash and cash equivalents	25,702,137	22,745,016
Investment in swap contract, at fair value	15,967,905	—
Investments in securities, at fair value	396,227,308	530,922,246
Certificates of deposit, at fair value	28,886,206	42,625,053
General Partner 1% allocation receivable	—	283,366
Total assets	$742,056,522	$924,445,965

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$752,232	$2,512,701
Trading Advisor incentive fees payable	3,832,220	177,898
Commissions and other trading fees payable on open contracts	151,633	144,920
Cash Manager fees payable	106,373	164,805
General Partner management and performance fees payable	911,527	1,145,591
General Partner 1% allocation payable	88,360	—
Selling Agent fees payable – General Partner	825,460	1,016,111
Administrative expenses payable – General Partner	185,761	344,649
Investment Manager fees payable	63,431	—
Distribution (12b-1) fees payable	57	—
Operating services fee payable	25,372	—
Redemptions payable	12,068,807	36,130,211
Subscriptions received in advance	5,658,415	2,399,374
Total liabilities	24,669,648	44,036,260
Partners’ Capital (Net Asset Value)
Class A Interests – 110,745.8776 and 133,795.0412 units outstanding at September 30, 2014 and December 31, 2013, respectively	460,839,675	550,501,395
Class B Interests – 42,772.7517 and 56,246.4420 units outstanding at September 30, 2014 and December 31, 2013, respectively	253,834,381	325,651,536
Class I Interests – 2,445.6642 and 4,675.5936 units outstanding at September 30, 2014 and December 31, 2013, respectively	2,300,937	4,256,774
Non-controlling interest	411,881	—
Total partners’ capital (net asset value)	717,386,874	880,409,705
Total liabilities and partners’ capital (net asset value)	$742,056,522	$924,445,965

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments

September 30, 2014

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$7,200,000	11/30/14	U.S. Treasury Note	2.13%	$7,275,898	1.01%
3,185,000	12/15/14	U.S. Treasury Note	0.25%	3,188,592	0.44%
2,700,000	12/31/14	U.S. Treasury Note	0.13%	2,701,274	0.38%
3,700,000	1/31/15	U.S. Treasury Note	0.25%	3,704,015	0.52%
1,000,000	2/28/15	U.S. Treasury Note	2.38%	1,014,239	0.14%
3,000,000	3/31/15	U.S. Treasury Note	2.50%	3,036,650	0.42%
5,000,000	4/30/15	U.S. Treasury Note	0.13%	5,004,570	0.70%
1,000,000	4/30/15	U.S. Treasury Note	2.50%	1,024,642	0.14%
5,500,000	5/31/15	U.S. Treasury Note	0.25%	5,511,496	0.77%
4,100,000	5/31/15	U.S. Treasury Note	2.13%	4,185,163	0.58%
3,000,000	11/30/15	U.S. Treasury Note	1.38%	3,054,528	0.43%
3,000,000	1/15/16	U.S. Treasury Note	0.38%	3,006,720	0.42%
2,000,000	7/15/16	U.S. Treasury Note	0.63%	2,007,259	0.28%
Total U.S. Treasury securities (cost: $44,816,559)				44,715,046	6.23%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$2,000,000	9/18/15	Federal Home Loan Banks	0.20%	2,000,753	0.28%
Total U.S. government sponsored entities (cost: $1,999,600)				2,000,753	0.28%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,400,000	10/6/14	Nissan Motor Acceptance Corporation	0.24%	1,399,952	0.20%
400,000	11/21/14	Nissan Motor Acceptance Corporation	0.28%	399,841	0.06%
1,500,000	10/8/14	VW Credit, Inc.	0.25%	1,499,927	0.21%
Banks
2,000,000	11/6/14	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.17%	1,999,660	0.28%
1,000,000	11/3/14	Manhattan Asset Funding Company LLC	0.16%	999,853	0.14%
2,500,000	11/21/14	Mizuho Funding LLC	0.20%	2,499,309	0.35%
1,800,000	10/20/14	Standard Chartered Bank	0.14%	1,799,867	0.25%
300,000	11/13/14	Standard Chartered Bank	0.19%	299,932	0.04%
1,600,000	11/13/14	Toronto Dominion Holdings (U.S.A.), Inc.	0.13%	1,599,752	0.22%
Beverages
2,100,000	10/22/14	Bacardi U.S.A., Inc.	0.23%	2,099,718	0.28%
400,000	10/7/14	Brown-Forman Corporation	0.11%	399,993	0.06%
Charity
500,000	10/20/14	Catholic Health Initiatives	0.11%	499,971	0.07%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2014

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Diversified Financial Services
$2,000,000	11/3/14	ABN AMRO Funding USA LLC	0.18%	$1,999,745	0.28%
250,000	10/15/14	AXA Financial, Inc.	0.21%	249,980	0.03%
1,500,000	11/3/14	DCAT, LLC	0.22%	1,499,698	0.21%
1,800,000	10/1/14	Gotham Funding Corporation	0.18%	1,800,000	0.25%
200,000	10/22/14	ING (U.S.) Funding LLC	0.21%	199,976	0.03%
2,100,000	10/23/14	ING (U.S.) Funding LLC	0.20%	2,099,745	0.28%
500,000	10/17/14	J.P. Morgan Securities LLC	0.16%	499,964	0.07%
1,800,000	10/14/14	Liberty Street Funding LLC	0.15%	1,799,903	0.25%
1,500,000	11/12/14	Sheffield Receivables Corporation	0.18%	1,499,685	0.21%
Energy
500,000	10/6/14	Dominion Resources, Inc.	0.22%	499,985	0.07%
1,100,000	10/16/14	Dominion Resources, Inc.	0.22%	1,099,899	0.15%
1,700,000	10/7/14	Enterprise Products Operating LLC	0.25%	1,699,929	0.24%
500,000	10/20/14	Enterprise Products Operating LLC	0.25%	499,934	0.07%
400,000	10/23/14	Oglethorpe Power Corporation	0.12%	399,971	0.06%
1,500,000	10/20/14	Sempra Energy Global Enterprises	0.28%	1,499,778	0.21%
300,000	10/22/14	Sempra Energy Global Enterprises	0.28%	299,951	0.04%
400,000	10/15/14	Southern Company Funding Corporation	0.17%	399,974	0.06%
1,700,000	10/29/14	Southern Company Funding Corporation	0.18%	1,699,762	0.24%
Total U.S. commercial paper (cost: $35,237,691)				35,245,654	4.91%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$500,000	10/16/14	Nordea Bank AB	0.12%	499,975	0.07%
1,600,000	10/23/14	Oversea-Chinese Banking Corporation Ltd	0.18%	1,599,824	0.22%
2,000,000	11/14/14	Oversea-Chinese Banking Corporation Ltd	0.18%	1,999,660	0.28%
500,000	10/10/14	Skandinaviska Enskilda Banken AB	0.14%	499,982	0.07%
1,800,000	10/3/14	Sumitomo Mitsui Banking Corporation	0.14%	1,799,986	0.25%
500,000	10/27/14	Sumitomo Mitsui Banking Corporation	0.15%	499,946	0.07%
Beverages
500,000	10/9/14	Diageo Capital PLC	0.25%	499,972	0.07%
Consumer Products
3,000,000	4/21/15	Reckitt Benckiser Treasury Services PLC	0.18%	2,996,790	0.41%
Diversified Financial Services
1,800,000	11/19/14	Toyota Credit Canada Inc.	0.17%	1,799,583	0.25%
Energy
2,500,000	1/2/15	Electricite de France	0.18%	2,498,549	0.35%
1,550,000	10/27/14	GDF Suez	0.16%	1,549,821	0.22%
Multi-National
2,200,000	10/15/14	Corporacion Andina de Fomento	0.16%	2,199,863	0.31%
Total foreign commercial paper (cost: $18,424,354)				18,443,951	2.57%
Total commercial paper (cost: $53,662,045)				53,689,605	7.48%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2014

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$3,800,000	12/15/16	Rockwell Collins, Inc.	0.58%	$3,812,384	0.53%
Automotive
1,000,000	9/15/16	Daimler Finance North America LLC	2.63%	1,031,027	0.14%
1,400,000	1/30/15	Nissan Motor Acceptance Corporation	4.50%	1,429,287	0.20%
1,700,000	9/18/15	Toyota Motor Credit Corporation	0.38%	1,702,242	0.24%
1,400,000	9/23/16	Toyota Motor Credit Corporation	0.33%	1,398,163	0.19%
2,000,000	5/23/16	Volkswagen Group of America Finance, LLC	0.45%	2,001,858	0.28%
500,000	5/23/17	Volkswagen Group of America Finance, LLC	0.60%	500,611	0.07%
Banks
2,250,000	4/1/15	Bank of America	4.50%	2,344,140	0.33%
5,250,000	3/22/16	Bank of America	1.05%	5,288,132	0.74%
3,500,000	1/15/15	Bank of New York Company, Inc.	3.10%	3,550,766	0.49%
2,000,000	2/20/15	Bank of New York Company, Inc.	1.20%	2,008,139	0.28%
1,000,000	2/13/17	Capital One Bank	0.73%	1,004,378	0.14%
9,250,000	4/1/16	Citigroup Inc.	1.30%	9,345,923	1.30%
2,000,000	9/16/15	Comerica Incorporated	3.00%	2,047,104	0.29%
1,000,000	2/26/16	Fifth Third Bank	0.64%	1,003,202	0.14%
7,750,000	7/22/15	Goldman Sachs Group, Inc.	0.63%	7,762,754	1.08%
1,000,000	2/7/16	Goldman Sachs Group, Inc.	3.63%	1,040,748	0.15%
9,650,000	2/26/16	JPMorgan Chase & Co.	0.85%	9,718,080	1.35%
1,500,000	2/26/16	JPMorgan Chase & Co.	0.85%	1,510,582	0.21%
8,500,000	10/15/15	Morgan Stanley	0.71%	8,527,592	1.19%
1,000,000	7/27/15	U.S. Bancorp	2.45%	1,021,256	0.14%
2,500,000	10/1/15	U.S. Bank NA	0.29%	2,503,000	0.35%
2,515,000	2/13/15	Wells Fargo & Company	1.25%	2,527,743	0.35%
1,500,000	7/20/15	Wells Fargo Bank, National Association	0.51%	1,504,287	0.21%
1,000,000	5/16/16	Wells Fargo Bank, National Association	0.44%	998,139	0.14%
Beverages
750,000	3/1/17	Anheuser-Busch Companies, LLC	5.60%	830,060	0.12%
9,220,000	1/27/17	Anheuser-Busch Inbev Finance Inc.	1.13%	9,264,809	1.29%
Biotechnology
1,500,000	11/15/14	Amgen Inc.	1.88%	1,513,381	0.21%
5,000,000	12/1/16	Gilead Sciences, Inc.	3.05%	5,255,933	0.73%
Chemical
1,400,000	12/8/14	Ecolab Inc.	2.38%	1,415,667	0.20%
Computer
3,000,000	2/5/16	International Business Machines Corporation	0.31%	3,002,648	0.42%
Diversified Financial Services
1,750,000	3/4/15	General Electric Capital Corporation	4.88%	1,790,723	0.25%
3,500,000	7/2/15	General Electric Capital Corporation	1.63%	3,547,346	0.49%
1,000,000	7/12/16	General Electric Capital Corporation	0.88%	1,011,239	0.14%
Electronics
1,350,000	11/17/15	Honeywell International Inc.	0.28%	1,351,373	0.19%
4,196,000	2/1/17	Thermo Fisher Scientific Inc.	1.30%	4,192,587	0.58%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2014

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Energy
$400,000	10/15/14	Atmos Energy Corporation	4.95%	$409,743	0.06%
5,750,000	4/3/17	Duke Energy Corporation	0.61%	5,777,770	0.81%
1,273,000	3/6/15	Duke Energy Ohio, Inc.	0.37%	1,274,079	0.18%
2,000,000	12/15/14	Entergy Louisiana, LLC	1.88%	2,017,336	0.28%
1,000,000	8/15/16	Georgia Power Company	0.63%	1,000,827	0.14%
1,370,000	10/1/14	Niagara Mohawk Power Corporation	3.55%	1,394,338	0.19%
4,850,000	2/1/16	ONEOK Partners, L.P.	3.25%	5,015,417	0.70%
1,100,000	11/15/14	PC Financial Partnership	5.00%	1,126,780	0.16%
1,000,000	3/5/15	Phillips 66	1.95%	1,007,801	0.14%
4,778,000	7/15/16	Pioneer Natural Resources Company	5.88%	5,219,500	0.73%
5,500,000	6/15/16	Spectra Energy Partners, LP	2.95%	5,721,079	0.80%
500,000	9/15/16	The Dayton Power and Light Company	1.88%	505,567	0.07%
Food
1,200,000	10/17/16	Kroger Co.	0.76%	1,202,653	0.17%
500,000	10/17/16	Kroger Co.	0.76%	501,105	0.07%
Healthcare
600,000	12/11/14	Baxter International Inc.	0.40%	600,310	0.08%
3,500,000	3/15/15	Medtronic, Inc.	3.00%	3,546,632	0.49%
1,050,000	11/30/14	Zimmer Holdings, Inc.	1.40%	1,056,587	0.15%
4,360,000	9/26/16	Ventas Realty, Limited Partnership	1.55%	4,383,131	0.61%
Insurance
1,500,000	2/11/15	Berkshire Hathaway Inc.	3.20%	1,522,228	0.21%
4,000,000	9/30/15	Jackson National Life Global Funding	0.58%	4,010,801	0.56%
1,000,000	4/10/17	Metropolitan Life Global Funding I	0.61%	1,004,081	0.14%
2,500,000	10/5/15	New York Life Global Funding	0.26%	2,502,354	0.35%
600,000	8/19/15	Pricoa Global Funding I	0.50%	600,561	0.08%
2,498,000	12/1/15	Travelers Companies, Inc.	5.50%	2,685,064	0.37%
Manufacturing
600,000	2/19/15	Caterpillar Financial Services Corporation	0.30%	600,400	0.08%
1,000,000	3/3/17	Caterpillar Financial Services Corporation	0.46%	999,861	0.14%
4,890,000	11/2/15	Eaton Corporation	0.95%	4,922,968	0.69%
800,000	10/8/14	John Deere Capital Corporation	0.33%	800,651	0.11%
1,500,000	3/9/15	John Deere Capital Corporation	2.95%	1,520,214	0.21%
2,400,000	6/15/15	John Deere Capital Corporation	0.35%	2,402,598	0.33%
500,000	10/11/16	John Deere Capital Corporation	0.52%	501,497	0.07%
Media
2,945,000	4/15/16	NBC Universal Media, LLC	0.77%	2,951,979	0.41%
Software
1,500,000	7/7/17	Oracle Corporation	0.43%	1,502,434	0.21%
Telecommunications
694,000	8/15/15	AT&T Inc.	2.50%	707,988	0.10%
1,500,000	8/15/16	AT&T Inc.	2.40%	1,543,780	0.22%
3,000,000	9/3/15	Cisco Systems, Inc.	0.28%	3,002,285	0.42%
9,575,000	9/15/16	Verizon Communications Inc.	1.76%	9,836,245	1.38%
Total U.S. corporate notes (cost: $194,696,009)				194,135,947	27.06%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2014

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$9,500,000	11/18/16	Volkswagen International Finance N.V.	0.67%	$9,526,795	1.33%
Banks
2,200,000	11/10/14	Abbey National Treasury Services PLC	3.88%	2,241,228	0.31%
1,000,000	1/13/15	Australia and New Zealand Banking Group Ltd	3.70%	1,017,517	0.14%
3,950,000	5/7/15	Australia and New Zealand Banking Group Ltd	0.44%	3,957,022	0.55%
4,100,000	9/24/15	Bank of Montreal	0.49%	4,108,517	0.57%
4,740,000	3/19/15	Commonwealth Bank of Australia	3.50%	4,816,606	0.67%
2,000,000	5/24/16	HSBC Bank PLC	3.10%	2,098,814	0.29%
1,500,000	9/1/15	ING Bank N.V.	3.00%	1,532,928	0.21%
5,650,000	9/25/15	ING Bank N.V.	2.00%	5,711,660	0.80%
3,050,000	9/25/15	ING Bank N.V.	1.87%	3,088,163	0.43%
1,500,000	7/27/15	Macquarie Bank Limited	3.45%	1,544,243	0.22%
3,431,000	3/11/15	Rabobank Nederland	3.20%	3,477,712	0.48%
4,190,000	11/18/14	Standard Chartered PLC	5.50%	4,301,954	0.60%
5,000,000	5/1/15	Toronto-Dominion Bank	0.42%	5,009,751	0.70%
2,200,000	1/15/15	UBS AG	3.88%	2,240,959	0.31%
2,000,000	9/25/15	Westpac Banking Corporation	0.99%	2,014,251	0.28%
Energy
2,100,000	3/10/15	BP Capital Markets P.L.C.	3.88%	2,137,246	0.30%
750,000	3/11/16	BP Capital Markets P.L.C.	3.20%	778,393	0.11%
4,800,000	5/9/16	CNOOC Finance (2013) Limited	1.13%	4,814,820	0.67%
8,000,000	6/2/17	Enbridge Inc.	0.68%	8,019,605	1.12%
1,500,000	3/2/15	TransCanada PipeLines Limited	0.88%	1,504,062	0.21%
1,000,000	1/15/16	TransCanada PipeLines Limited	0.75%	1,001,073	0.14%
Healthcare
2,550,000	5/29/15	Covidien International Finance S.A.	1.35%	2,573,338	0.36%
Pharmaceuticals
4,200,000	3/17/15	Takeda Pharmaceutical Co Ltd	1.03%	4,214,397	0.59%
Telecommunication
5,600,000	4/27/15	Telefonica Emisiones, S.A.U.	3.73%	5,775,402	0.81%
Transportation
4,500,000	10/28/16	Kansas City Southern de Mexico, SA	0.94%	4,535,948	0.63%
Total foreign corporate notes (cost: $92,674,049)				92,042,404	12.83%
Total corporate notes (cost: $287,370,058)				286,178,351	39.89%

U.S. Asset Backed Securities
Automotive
$525,000	6/15/17	Ally Master Owner Trust	1.21%	527,519	0.07%
1,000,000	9/15/17	BMW Manufacturing Co., LLC	0.55%	1,002,343	0.14%
972,016	10/20/16	Ally Auto Receivables Trust 2014-SN1	0.52%	972,054	0.14%
516,982	1/15/21	ARI Fleet Lease TR 2012-B	0.45%	516,388	0.07%
990,000	6/20/17	Capital Auto Receivables Asset Trust 2013-1	0.79%	990,952	0.14%
172,113	3/20/19	Enterprise Fleet Financing, LLC	1.06%	172,816	0.02%
950,000	5/15/17	Honda Auto Receivables 2013-3 Owner Trust	0.77%	951,703	0.13%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2014

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Asset Backed Securities (continued)
Face Value	Maturity Date	Name	Yield[1]
Credit Card
$1,000,000	1/15/20	BA Credit Card Trust	0.44%	$998,777	0.14%
1,030,000	10/16/17	Chase Issuance Trust	0.30%	1,030,252	0.14%
Other
500,000	7/20/19	GE Dealer Floorplan Master Not	0.53%	498,142	0.07%
55,000	8/15/17	VOLVO Financial Equipment LLC SER2012-1	1.51%	55,372	0.01%
Student Loan
953,579	12/15/21	SLM Private Education Loan Trust 2012-B	1.25%	955,960	0.13%
425,716	8/15/23	SLM Private Education Loan Trust 2012-C	1.25%	427,384	0.06%
542,096	10/16/23	SLM Private Education Loan Trust 2012-E	0.90%	543,891	0.08%
Total U.S. asset backed securities (cost: $9,650,437)				9,643,553	1.34%
Total investments in securities (cost: $397,498,699)				$396,227,308	55.22%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,750,000	2/11/15	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.33%	$1,754,419	0.24%
2,000,000	10/7/14	China Construction Bank Corporation	0.58%	2,003,021	0.28%
3,000,000	9/4/15	Lloyds Bank PLC	0.48%	3,000,200	0.42%
1,200,000	3/2/15	Standard Chartered Bank	0.35%	1,202,818	0.17%
Total U.S. certificates of deposit (cost: $7,950,000)				7,960,458	1.11%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,000,000	10/23/15	Bank of Nova Scotia	0.48%	2,005,889	0.28%
2,200,000	5/9/16	Bank of Nova Scotia	0.42%	2,200,584	0.31%
2,000,000	11/16/15	Canadian Imperial Bank of Commerce	0.33%	2,000,169	0.28%
1,000,000	1/15/15	Credit Suisse Group AG	0.63%	1,001,947	0.14%
2,500,000	5/15/15	Credit Suisse Group AG	0.53%	2,501,389	0.35%
3,000,000	7/23/15	Deutsche Bank AG	0.55%	3,003,706	0.41%
1,400,000	2/25/15	Rabobank Nederland	0.28%	1,400,665	0.20%
2,800,000	1/13/15	Sumitomo Mitsui Banking Corporation	0.36%	2,808,254	0.39%
2,000,000	12/19/14	Svenska Handelsbanken AB (publ)	0.40%	2,001,059	0.28%
2,000,000	11/14/14	The Norinchukin Bank	0.25%	2,002,086	0.28%
Total foreign certificates of deposit (cost: $20,898,010)				20,925,748	2.92%

Total certificates of deposit (cost: $28,848,010)				$28,886,206	4.03%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2014

(Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$(3,771,415)	(0.51)%
Currencies	(1,650,672)	(0.23)%
Energy	(561,212)	(0.08)%
Equity indices	(1,829,757)	(0.26)%
Interest rate instruments	(2,047,280)	(0.29)%
Metals	(5,012,208)	(0.70)%
Single stock futures	(122,831)	(0.02)%
Net unrealized gain (loss) on open long U.S. futures contracts	(14,995,375)	(2.09)%

Short U.S. Futures Contracts
Agricultural commodities[2]	7,685,207	1.08%
Currencies	6,534,408	0.91%
Energy	4,909,513	0.68%
Equity indices	117,959	0.02%
Interest rate instruments	246,113	0.03%
Metals[2]	10,969,462	1.53%
Single stock futures	100,142	0.01%
Net unrealized gain (loss) on open short U.S. futures contracts	30,562,804	4.26%

Total U.S. Futures Contracts - Net unrealized gain (loss) on open U.S. futures contracts	15,567,429	2.17%

Long Foreign Futures Contracts
Agricultural commodities	156,856	0.02%
Currencies	(72,684)	(0.01)%
Energy	(4,438)	(0.00)%
Equity indices	(611,178)	(0.09)%
Interest rate instruments	4,987,022	0.70%
Metals	3,712	0.00%
Net unrealized gain (loss) on open long foreign futures contracts	4,459,290	0.62%

Short Foreign Futures Contracts
Agricultural commodities	159,695	0.02%
Currencies	31,169	0.00%
Energy	37,193	0.01%
Equity indices	199,582	0.03%
Interest rate instruments	(560,735)	(0.08)%
Net unrealized gain (loss) on open short foreign futures contracts	(133,096)	(0.02)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	4,326,194	0.60%

Net unrealized gain (loss) on open futures contracts	$19,893,623	2.77%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2014

(Unaudited)

	Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
	Long[2]	$(17,086,598)	(2.38)%
	Short[2]	15,619,783	2.18%
Net unrealized gain (loss) on open U.S. forward currency contracts		(1,466,815)	(0.20)%

Foreign Forward Currency Contracts
	Long	1,273,745	0.18%
	Short	(4,346,197)	(0.61)%
Net unrealized gain (loss) on open foreign forward currency contracts		(3,072,452)	(0.43)%

Net unrealized gain (loss) on open forward currency contracts		$(4,539,267)	(0.63)%

INVESTMENT IN SWAP CONTRACT
Maturity Date	Name
4/1/19	Deutsche Bank, AG Total Return	$15,967,905	2.23%

Total investment in swap contract (cost: $12,500,000)		$15,967,905	2.23%

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

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2013

(Audited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$4,000,000	2/11/14	Bank of Tokyo-Mitsubishi UFJ, Ltd. (NY)	0.42%	$4,016,143	0.46%
2,500,000	3/7/14	Bank of Tokyo-Mitsubishi UFJ, Ltd. (NY)	0.40%	2,509,173	0.29%
1,000,000	1/30/14	Barclays Bank (NY)	0.78%	1,007,812	0.11%
3,000,000	2/14/14	Barclays Bank (NY)	0.75%	3,021,996	0.34%
2,000,000	4/1/14	China Construction Bank Corporation (NY)	0.65%	2,005,242	0.23%
5,000,000	9/17/14	Deutsche Bank (NY)	0.51%	5,012,367	0.57%
3,500,000	2/27/14	Mizuho Bank (NY)	0.21%	3,500,827	0.40%
5,000,000	5/9/14	Sumitomo Mitsui Bank (NY)	0.38%	5,014,597	0.57%
3,000,000	5/30/14	UBS AG (NY)	0.52%	3,012,777	0.34%
Total U.S. certificates of deposit (cost: $29,000,000)				29,100,934	3.31%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,000,000	2/10/14	Bank of Nova Scotia	0.74%	2,004,015	0.23%
2,000,000	10/23/15	Bank of Nova Scotia	0.49%	2,001,152	0.23%
2,000,000	1/15/15	Credit Suisse Group AG	0.64%	2,005,475	0.23%
2,500,000	5/15/15	Credit Suisse Group AG	0.54%	2,500,464	0.28%
3,000,000	2/14/14	Industrial and Commercial Bank of China Ltd	0.77%	3,011,154	0.34%
2,000,000	12/19/14	Svenska Handelsbanken AB	0.41%	2,001,859	0.23%
Total foreign certificates of deposit (cost: $13,500,000)				13,524,119	1.54%

Total certificates of deposit (cost: $42,500,000)				$42,625,053	4.85%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$(1,285,920)	(0.15)%
		Currencies		1,637,874	0.19%
		Energy		178,014	0.02%
		Equity indices[2]		9,622,471	1.09%
		Interest rate instruments		(1,613,148)	(0.18)%
		Metals		3,628,603	0.41%
		Single stock futures		553,351	0.06%
Net unrealized gain (loss) on open long U.S. futures contracts				12,721,245	1.44%

Short U.S. Futures Contracts
		Agricultural commodities		5,024,333	0.58%
		Currencies		4,288,371	0.49%
		Energy		(190,577)	(0.02)%
		Equity indices		1,437,522	0.16%
		Interest rate instruments		1,571,383	0.18%
		Metals		(2,334,738)	(0.27)%
		Single stock futures		(50,972)	(0.01)%
Net unrealized gain (loss) on open short U.S. futures contracts				9,745,322	1.11%

Total U.S. Futures Contracts - Net unrealized gain (loss) on open U.S. futures contracts				22,466,567	2.55%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2013

(Audited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Long Foreign Futures Contracts
Agricultural commodities	$7,074	0.00%
Currencies	1,610,945	0.18%
Energy	16,781	0.00%
Equity indices[2]	14,012,489	1.59%
Interest rate instruments	(3,066,606)	(0.35)%
Single stock futures	46,170	0.01%
Net unrealized gain (loss) on open long foreign futures contracts	12,626,853	1.43%

Short Foreign Futures Contracts
Agricultural commodities	171,905	0.02%
Currencies	148,660	0.02%
Energy	16,007	0.00%
Equity indices	(206,846)	(0.02)%
Interest rate instruments	2,737,146	0.31%
Metals	(2,184)	(0.00)%
Net unrealized gain (loss) on open short foreign futures contracts	2,864,688	0.33%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	15,491,541	1.76%

Net unrealized gain (loss) on open futures contracts	$37,958,108	4.31%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$(1,252,456)	(0.14)%
Short	1,307,980	0.15%
Net unrealized gain (loss) on open U.S. forward currency contracts	55,524	0.01%

Foreign Forward Currency Contracts
Long	412,242	0.04%
Short	227,309	0.03%
Net unrealized gain (loss) on open foreign forward currency contracts	639,551	0.07%

Net unrealized gain (loss) on open forward currency contracts	$695,075	0.08%

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

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gain (Loss) from Trading Activity
Net realized gain (loss)	$23,524,185	$(10,895,143)	$63,210,377	$(15,217,479)
Net change in unrealized gain (loss)	(59,383)	(10,596,841)	(19,826,924)	(21,905,995)
Brokerage commissions and trading expenses	(1,422,727)	(866,911)	(3,446,327)	(3,304,944)
Net gain (loss) from trading activity	22,042,075	(22,358,895)	39,937,126	(40,428,418)

Income
Interest income	1,341,177	2,530,090	4,883,987	7,561,644
Net realized and change in unrealized gain (loss) on securities and certificates of deposit	(906,550)	(788,266)	(2,718,643)	(4,354,767)
Total income (loss)	434,627	1,741,824	2,165,344	3,206,877

Expenses
Trading Advisor management fee	2,422,713	3,811,909	8,478,828	13,171,818
Trading Advisor incentive fee	3,832,220	373,031	4,992,995	373,031
Cash manager fees	110,321	212,840	400,606	642,657
General Partner management and performance fees	2,747,104	3,909,159	8,814,604	13,116,695
Selling Agent fees – General Partner	2,486,861	3,363,137	7,920,870	11,198,107
General Partner 1% allocation	100,465	(334,633)	88,360	(796,654)
Administrative expenses – General Partner	558,783	1,176,130	2,164,493	3,941,516
Investment Manager fees	191,403	—	347,832	—
Distribution (12b-1) fees	91	—	118	—
Operating services fee	76,562	—	139,633	—
Total expenses	12,526,523	12,511,573	33,348,339	41,647,170
Net investment income (loss)	(12,091,896)	(10,769,749)	(31,182,995)	(38,440,293)
Net Income (Loss)	$9,950,179	$(33,128,644)	$8,754,131	$(78,868,711)

	Three Months Ended September 30,
	2014			2013
	Class A	Class B	Class I	Class A	Class B	Class I
Increase (decrease) in net asset value per unit	$51.27	$99.22	$18.03	$(131.17)	$(158.54)	$(22.73)

Net income (loss) per unit†	$50.06	$97.05	$18.02	$(134.19)	$(166.86)	$(23.88)

Weighted average number of units outstanding	112,927.9085	43,777.9022	2,445.6642	157,065.6268	71,435.0710	5,511.4003

	Nine Months Ended September 30,
	2014			2013
	Class A	Class B	Class I	Class A	Class B	Class I
Increase (decrease) in net asset value per unit	$46.74	$144.75	$30.24	$(322.31)	$(372.60)	$(54.28)

Net income (loss) per unit†	$29.35	$105.89	$21.18	$(310.92)	$(349.72)	$(64.39)

Weighted average number of units outstanding	121,329.2014	48,329.8494	3,227.6796	165,177.3920	77,703.0946	5,236.5546

† (based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income (loss)	$8,754,131	$(78,868,711)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from trading activity	19,830,922	21,905,995
Purchase of swap contract	(12,500,000)	—
Purchases of securities and certificates of deposit	(819,599,191)	(1,203,186,095)
Proceeds from disposition of securities and certificates of deposit	965,314,333	1,252,813,949
Net realized and change in unrealized gain (loss) on securities and certificates of deposit	2,718,643	4,354,767
Changes in
Trading Advisor management fee payable	(1,760,469)	(463,641)
Trading Advisor incentive fee payable	3,654,322	373,031
Commissions and other trading fees payable on open contracts	6,713	(104,263)
Cash Manager fees payable	(58,432)	(110,948)
General Partner management and performance fees payable	(234,064)	(384,520)
General Partner 1% allocation receivable/payable	371,726	50,851
Selling Agent fees payable – General Partner	(190,651)	(296,384)
Administrative expenses payable – General Partner	(158,888)	(114,233)
Investment Manager fee payable	63,431	—
Distribution (12b-1) fees payable	57	—
Operating services fee payable	25,372	—
Net cash provided by (used in) operating activities	166,237,955	(4,030,202)

Cash flows from financing activities
Subscriptions	26,095,564	51,525,563
Subscriptions received in advance	5,658,415	3,963,648
Redemptions	(224,738,173)	(285,392,060)
Non-controlling interest – subscriptions	404,869	—
Net cash used in financing activities	(192,579,325)	(229,902,849)

Net increase (decrease) in cash and cash equivalents	(26,341,370)	(233,933,051)
Cash and cash equivalents, beginning of period	311,962,117	533,216,653
Cash and cash equivalents, end of period	$285,620,747	$299,283,602

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$259,918,610	$277,513,309
Cash and cash equivalents	25,702,137	21,770,293
Total end of period cash and cash equivalents	$285,620,747	$299,283,602

Supplemental disclosure of cash flow information
Prior period redemptions paid	$36,130,211	$41,157,564
Prior period subscriptions received in advance	$2,399,374	$9,060,642

Supplemental schedule of non-cash financing activities
Redemptions payable	$12,068,807	$51,467,265

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Class A		Class B		Class I		Non-Controlling Interest
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Nine Months Ended September 30, 2014
Balance at December 31, 2013	133,795.0412	$550,501,395	56,246.4420	$325,651,536	4,675.5936	$4,256,774	—	$—	$880,409,705
Net income (loss)		3,561,053		5,117,696		68,370		7,012	8,754,131
Subscriptions	4,790.9570	19,388,345	1,588.6229	9,106,593	—	—		404,869	28,899,807
Redemptions	(27,316.9635)	(110,467,830)	(15,431.0260)	(88,184,732)	(2,229.9294)	(2,024,207)	—	—	(200,676,769)
Transfers	(523.1571)	(2,143,288)	368.7128	2,143,288	—	—	—	—	—
Balance at September 30, 2014	110,745.8776	$460,839,675	42,772.7517	$253,834,381	2,445.6642	$2,300,937	—	$411,881	$717,386,874

Nine Months Ended September 30, 2013
Balance at December 31, 2012	178,207.9880	$753,610,488	86,910.3630	$508,000,871	2,484.3408	$2,267,581	—	$—	$1,263,878,940
Net income (loss)		(51,357,397)		(27,174,120)		(337,194)		—	(78,868,711)
Subscriptions	8,382.8810	35,455,180	3,773.8057	22,090,880	3,305.6618	3,040,145	—	—	60,586,205
Redemptions	(34,632.8214)	(143,816,580)	(26,320.4417)	(150,928,496)	(1,114.4090)	(956,685)	—	—	(295,701,761)
Transfers	(1,081.9340)	(4,491,021)	776.4547	4,491,021		—	—	—	—
Balance at September 30, 2013	150,876.1136	$589,400,670	65,140.1817	$356,480,156	4,675.5936	$4,013,847	—	$—	$949,894,673

	Net Asset Value per Unit
	Class A	Class B	Class I

September 30, 2014	$4,161.25	$5,934.48	$940.66
December 31, 2013	4,114.51	5,789.73	910.42
September 30, 2013	3,906.52	5,472.51	858.47
December 31, 2012	4,228.83	5,845.11	912.75

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

During the second quarter of 2014, the Fund purchased $58.5 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFF”). SMFF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end management investment company. SMFF issues four classes of shares: Class A, C, I and N. At September 30, 2014, the Fund owned a majority of the outstanding shares of SMFF and therefore had effective control of that entity. Accordingly, the assets, liabilities and operating results of SMFF have been consolidated with Futures Portfolio Fund. SMFF has a similar investment strategy to the Fund, except that it uses a total return swap with Deutsche Bank AG to obtain access to the returns of select commodity trading advisors. The General Partner serves as the investment manager of SMFF.

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

Level 1 –	Fair value is based on unadjusted quoted prices for identical instruments in active markets. Financial instruments utilizing Level 1 inputs include futures contracts, U.S. Treasury securities and money market funds.

Level 2 –	Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach. Financial instruments utilizing Level 2 inputs include forward currency contracts, swap, commercial paper, corporate notes, certificates of deposit, asset backed securities and U.S. government sponsored enterprise notes.

Level 3 –	Fair value is based on valuation techniques in which one or more significant inputs are unobservable. The Fund has no financial instruments utilizing Level 3 inputs.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the periods ended September 30, 2014 and December 31, 2013, there were no such transfers between levels.

A description of the valuation techniques applied to the Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows.

U.S. Treasury securities are recorded at fair value based on bid and ask quotes for identical instruments. Commercial paper, certificates of deposit, corporate notes, asset backed securities and U.S. and foreign government sponsored enterprise notes are recorded at fair value based on bid and ask quotes for similar, but not identical, instruments. Accordingly, U.S. Treasury securities are classified within Level 1, and commercial paper, certificates of deposit, corporate notes, asset backed securities and U.S. and foreign government sponsored enterprise notes are classified within Level 2.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through September 30, 2014. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2011.

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

At September 30, 2014, the notional value of the swap was $73,705,901 and SMFF had provided $12,496,500 as collateral. During the nine months ended September 30, 2014, the swap had an appreciation in fair value of $3,467,905.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At September 30, 2014
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$19,893,623	$—	$19,893,623
Net unrealized gain (loss) on open forward currency contracts*	—	(4,539,267)	(4,539,267)
Investment in swap*	—	15,967,905	15,967,905
Cash and cash equivalents:
Money market fund	8,711,019	—	8,711,019
Investments in securities:
U.S. Treasury securities*	44,715,046	—	44,715,046
U.S. government sponsored enterprise notes	—	2,000,753	2,000,753
Asset backed securities*	—	9,643,553	9,643,553
Commercial paper*	—	53,689,605	53,689,605
Corporate notes*	—	286,178,351	286,178,351
Certificates of deposit*	—	28,886,206	28,886,206
Total	$73,319,688	$391,827,106	$465,146,794

*See the consolidated condensed schedule of investments for further description.

At December 31, 2013
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$37,958,108	$—	$37,958,108
Net unrealized gain (loss) on open forward currency contracts*	—	695,075	695,075
Investment in swap*	—	—	—
Cash and cash equivalents:
Money market fund	6,338,530	—	6,338,530
Investments in securities:
U.S. Treasury securities*	88,102,079	—	88,102,079
Commercial paper*	—	65,153,483	65,153,483
Corporate notes*	—	377,666,684	377,666,684
Certificates of deposit*	—	42,625,053	42,625,053
Total	$132,398,717	$486,140,295	$618,539,012

*See the consolidated condensed schedule of investments for further description.

There were no Level 3 holdings at September 30, 2014 or December 31, 2013, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At September 30, 2014, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$9,381,577	$(5,151,234)	$4,230,343
Currencies	7,162,127	(2,319,906)	4,842,221
Energy	5,536,277	(1,155,221)	4,381,056
Equity indices	3,571,180	(5,694,574)	(2,123,394)
Interest rate instruments	6,249,443	(3,624,323)	2,625,120
Metals	11,370,331	(5,409,365)	5,960,966
Single stock futures	248,739	(271,428)	(22,689)
Net unrealized gain (loss) on open futures contracts	$43,519,674	$(23,626,051)	$19,893,623

Net unrealized gain (loss) on open forward currency contracts	$17,646,941	$(22,186,208)	$(4,539,267)

Investment in swap contract	$15,967,905	$—	$15,967,905

At September 30, 2014, there were 64,380 open futures contracts and 2,667 open forward currency contracts. For the three and nine months ended September 30, 2014, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$3,427,306	$4,199,308	$13,023,155	$312,951
Currencies	6,176,382	3,001,894	4,393,805	(2,843,629)
Energy	(8,584,729)	1,921,259	(14,802,785)	4,360,831
Equity indices	4,015,489	(5,616,395)	15,082,650	(26,989,030)
Interest rate instruments	17,577,743	(8,237,599)	49,409,974	2,996,345
Metals	(1,060,094)	7,205,303	(12,493,028)	4,669,285
Single stock futures	(364,008)	(389,059)	1,634,179	(571,238)
Total futures contracts	21,188,089	2,084,711	56,247,950	(18,064,485)

Forward currency contracts	3,371,455	(4,020,523)	7,699,833	(5,234,342)

Investment in swap contract	—	1,876,429	(3,500)	3,471,903

Total futures, forward currency and swap contracts	$24,559,544	$(59,383)	$63,944,283	$(19,826,924)

For the three and nine months ended September 30, 2014, the number of futures contracts closed was 415,069 and 969,822, respectively, and the number of forward currency contracts closed was 8,460 and 28,476, respectively.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at September 30, 2014 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments Pledged	Cash Collateral Received	Net Amount

JP Morgan Securities, LLC	$3,831,294	$—	$—	$3,831,294
Newedge UK Financial Ltd	(3,072,452)	—	—	(3,072,452)
Newedge USA, LLC	16,062,329	—	—	16,062,329
UBS AG	(1,466,815)	—	—	(1,466,815)
Deutsche Bank AG	15,967,905	—	—	15,967,905
Total	$31,322,261	$—	$—	$31,322,261

At December 31, 2013, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

December 31, 2013	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$5,823,273	$(1,905,881)	$3,917,392
Currencies	8,479,775	(793,925)	7,685,850
Energy	1,961,940	(1,941,715)	20,225
Equity indices	25,256,880	(391,244)	24,865,636
Interest rate instruments	5,523,958	(5,895,183)	(371,225)
Metals	10,448,475	(9,156,794)	1,291,681
Single stock futures	617,785	(69,236)	548,549
Net unrealized gain (loss) on open futures contracts	$58,112,086	$(20,153,978)	$37,958,108

Net unrealized gain (loss) on open forward currency contracts	$5,818,188	$(5,123,113)	$695,075

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

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2013 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

JP Morgan Securities, LLC	$11,027,627	$—	$—	$11,027,627
Newedge UK Financial Ltd	639,551	—	—	639,551
Newedge USA, LLC	26,930,481	—	—	26,930,481
UBS AG	55,524	—	—	55,524
Deutsche Bank AG	—	—	—	—
Total	$38,653,183	$—	$—	$38,653,183

4.	General Partner

At September 30, 2014 and December 31, 2013, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund. However, the beneficiary of the majority shareholder of the General Partner had the following investment:

	September 30, 2014	December 31, 2013
Class of units	I	I
Number of units	254.4114	254.4114
Value	$239,313	$231,622

The General Partner earns the following compensation:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A and Class B Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A and Class B Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units calculated monthly. The general partner performance fee is payable quarterly in arrears.

▪	Management fee – SMFF incurs a monthly fee equal to 1/12th of 1.25% of the month-end net asset value of the trust, payable in arrears to the investment manager.

▪	Distribution (12b-1) fee – SMFF incurs a monthly 12b-1 fee of 1/12th of 0.25% of the month-end net asset value of the Class A and N shares, and 1/12th of 1% of the month-end value of the Class C shares.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Selling agent fees amounted to $2,356,765 and $3,159,014 for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, selling agent fees were $7,497,404 and $10,505,197, respectively. Such amounts are included in selling agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. Broker dealer servicing fees amounted to $130,096 and $204,123 for the three months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, broker dealer servicing fees were $423,465 and $692,910, respectively. Such amounts are included in selling agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

▪	Operating Services Fee – SMFF incurs a monthly fee equal to 1/12th of 0.5% of the month-end net asset value of the trust, payable to the investment manager. The investment manager, in turn, pays the operating expenses of the trust, pursuant to an operating services agreement between the parties.

▪	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the fund, payable in arrears to the General Partner. The General Partner, in turn, pays the administrative expenses of the Fund. Administrative expenses include accounting, audit, legal, salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund; such as, salaries and commissions of General Partner marketing personnel, administrative employee salaries and related costs.

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

The Fund has engaged J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.11% of the investments in securities and certificates of deposit.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with its futures brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At September 30, 2014 and December 31, 2013, the Fund had margin requirements of $113,480,263 and $130,308,150, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A and B units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, B or I interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At September 30, 2014 and December 31, 2013, the Fund received advance subscriptions of $5,658,415 and $2,399,374, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at September 30, 2014.

Country or Region	U.S. Treasury Securities	U.S. Government Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Asset Backed Securities	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$44,715,046	$2,000,753	$35,245,654	$194,135,947	$9,643,553	$7,960,458	$293,701,411	40.94%
Canada	—	—	1,799,583	19,643,008	—	6,206,642	27,649,233	3.85%
Netherlands	—	—	—	23,337,258	—	1,400,665	24,737,923	3.45%
Great Britain	—	—	3,496,762	11,557,635	—	—	15,054,397	2.10%
Australia	—	—	—	13,349,639	—	—	13,349,639	1.86%
Japan	—	—	2,299,932	4,214,397	—	4,810,340	11,324,669	1.58%
Spain	—	—	—	5,775,402	—	—	5,775,402	0.81%
Switzerland	—	—	—	2,240,959	—	3,503,336	5,744,295	0.80%
British Virgin Islands	—	—	—	4,814,820	—	—	4,814,820	0.67%
Mexico	—	—	—	4,535,948	—	—	4,535,948	0.63%
France	—	—	4,048,370	—	—	—	4,048,370	0.56%
Singapore	—	—	3,599,484	—	—	—	3,599,484	0.50%
Germany	—	—	—	—	—	3,003,706	3,003,706	0.42%
Sweden	—	—	999,957	—	—	2,001,059	3,001,016	0.42%
Luxumberg	—	—	—	2,573,338	—	—	2,573,338	0.36%
Multi-national	—	—	2,199,863	—	—	—	2,199,863	0.31%
Total	$44,715,046	$2,000,753	$53,689,605	$286,178,351	$9,643,553	$28,886,206	$425,113,514	59.26%

The following table presents the exposure at December 31, 2013.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$88,102,079	$31,009,077	$250,957,531	$29,100,934	$399,169,621	45.35%
Netherlands	—	—	40,422,010	—	40,422,010	4.59%
Canada	—	2,099,115	22,978,564	4,005,167	29,082,846	3.30%
Great Britain	—	9,196,934	9,424,171	—	18,621,105	2.12%
Japan	—	4,714,655	10,240,862	—	14,955,517	1.70%
Australia	—	2,599,946	9,056,601	—	11,656,547	1.32%
France	—	5,486,017	3,387,040	—	8,873,057	1.01%
Netherland Antilles	—	—	8,513,655	—	8,513,655	0.97%
Switzerland	—	—	2,313,791	4,505,939	6,819,730	0.77%
Sweden	—	3,899,026	615,818	2,001,859	6,516,703	0.74%
Mexico	—	—	5,928,963	—	5,928,963	0.67%
Denmark	—	—	5,020,114	—	5,020,114	0.57%
Singapore	—	4,899,313	—	—	4,899,313	0.56%
British Virgin Islands	—	—	4,802,760	—	4,802,760	0.55%
Multi-national	—	—	4,004,804	—	4,004,804	0.45%
China	—	—	—	3,011,154	3,011,154	0.34%
Norway	—	1,249,400	—	—	1,249,400	0.14%
Total	$88,102,079	$65,153,483	$377,666,684	$42,625,053	$573,547,299	65.15%

9.	Indemnifications

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

The consolidated statements of financial condition, including the consolidated condensed schedule of investments, at September 30, 2014, the consolidated statements of operations for the three and nine months ended September 30, 2014 and 2013, the consolidated statements of cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2014 and 2013, and the accompanying notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such consolidated financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at September 30, 2014, results of operations for the three and nine months ended September 30, 2014 and 2013, cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2014 and 2013. The results of operations for the three and nine months ended September 30, 2014 and 2013 are not necessarily indicative of the results to be expected for the full year or any other period. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other financial ratios for the three and nine months ended September 30, 2014 and 2013, assuming the unit was outstanding throughout the entire period:

	Three Months Ended September 30,
	2014			2013
	Class A	Class B	Class I	Class A	Class B	Class I
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$4,109.98	$5,835.26	$922.63	$4,037.69	$5,631.05	$881.20
Gain (loss) from operations
Gain (loss) from trading(1)	126.74	180.17	28.41	(82.58)	(114.99)	(18.00)
Net investment income (loss)(1)	(75.47)	(80.95)	(10.38)	(48.59)	(43.55)	(4.73)
Total gain (loss) from operations	51.27	99.22	18.03	(131.17)	(158.54)	(22.73)

Net asset value per Unit at end of period	$4,161.25	$5,934.48	$940.66	$3,906.52	$5,472.51	$858.47

Total return (4)	1.25%	1.70%	1.95%	(3.25)%	(2.82)%	(2.58)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	7.53%	5.70%	4.64%	5.71%	3.95%	2.99%
General Partner 1% allocation (4)	0.01%	0.02%	0.02%	(0.03)%	(0.03)%	(0.03)%
Net total expenses	7.54%	5.72%	4.66%	5.68%	3.92%	2.96%

Net investment income (loss) (2) (3) (5)	(7.29)%	(5.46)%	(4.40)%	(5.04)%	(3.26)%	(2.29)%

	Nine Months Ended September 30,
	2014			2013
	Class A	Class B	Class I	Class A	Class B	Class I
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$4,114.51	$5,789.73	$910.42	$4,228.83	$5,845.11	$912.75
Gain (loss) from operations
Gain (loss) from trading(1)	230.73	326.66	51.15	(159.96)	(224.33)	(34.55)
Net investment income (loss)(1)	(183.99)	(181.91)	(20.91)	(162.35)	(148.27)	(19.73)
Total gain (loss) from operations	46.74	144.75	30.24	(322.31)	(372.60)	(54.28)

Net asset value per Unit at end of period	$4,161.25	$5,934.48	$940.66	$3,906.52	$5,472.51	$858.47

Total return (4)	1.14%	2.50%	3.32%	(7.62)%	(6.37)%	(5.95)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	6.41%	4.57%	3.45%	5.66%	3.86%	3.40%
General Partner 1% allocation (4)	0.01%	0.02%	0.02%	(0.08)%	(0.06)%	(0.07)%
Net total expenses	6.42%	4.59%	3.47%	5.58%	3.80%	3.33%

Net investment income (loss) (2) (3) (5)	(6.04)%	(4.20)%	(3.05)%	(5.29)%	(3.48)%	(3.00)%

Total returns are calculated based on the change in value of a Unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1) The net investment income (loss) per unit is calculated by dividing the net investment income (loss) by the average number of Class A, B or I Units outstanding during the period. Gain (loss) from trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of gain (loss) from trading per unit due to the timing of trading gains and losses during the period relative to the number of units outstanding.

(2) The net investment income (loss) includes interest income and excludes net realized and net change in unrealized gain (loss) from trading activities as shown in the consolidated statements of operations. The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net trading gain (loss) in the consolidated statements of operations. The resulting amount is divided by the average net asset value for the period.

(3) Ratios have been annualized.

(4) Ratios have not been annualized.

(5) Ratio excludes General Partner 1% allocation.

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

The returns for each Class of Units for the nine months ended September 30, 2014 and 2013 were:

Class of Units	2014	2013
Class A	1.14%	(7.62)%
Class B	2.50%	(6.37)%
Class I	3.32%	(5.95)%

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

July

Despite small gains for U.S. equities in early July, a strong GDP report at month-end sparked fears that the Federal Reserve might tighten monetary policy sooner than expected, causing a sharp sell-off in stocks and bonds, as well as a rally in the U.S. dollar. Meanwhile, European equities were driven down by both tougher sanctions on Russia (hurting regional trade) and the collapse of a large Portuguese bank. In energy, crude oil prices fell for the month as supply disruptions due to the civil war in Iraq proved to be less than anticipated. In agricultural commodities, grain prices fell as record plantings and ideal weather in the U.S. drove expected supply levels higher.

In July, the agricultural sector was the top contributor to the Fund’s returns, as short exposures in corn and wheat profited from price declines. In foreign exchange markets, the strong surge in the U.S. dollar against major currencies helped the Fund in its short euro position, but this was more than offset by losses from long positions in the Australian dollar and the British pound. In equities, where the Fund was positioned long globally, the U.S. and Europe lost ground, while Asian markets made gains on signs of a manufacturing rebound in China. Bonds and energy both detracted from performance during the month, as long positions were hurt by price corrections in these two sectors. The Fund closed the month with a loss, with Class A Units down 2.35%, Class B down 2.21% and Class I down 2.13%.

August

Global bond markets rallied strongly in August. In the U.S., weaker than expected employment numbers and a dovish speech from Fed Chairwoman Yellen suggested the timing of interest rate hikes might be pushed further out. Meanwhile, Europe threatened to slip into deflation, prompting speculation that the European Central Bank might get more aggressive in its expansionary monetary policy. This fueled a rise in European debt prices and a depreciation of the Euro. In equity markets, tension between Ukraine and Russia caused an initial sell-off, but the expectation of continued support from central banks helped stock indices rebound sharply in the second half of the month.

The interest rate sector was the Fund’s top contributor, as long exposures in U.S. and European bonds profited from a decline in yields. In currencies, the Fund made gains from a short position in the Euro, as expectations of further monetary easing pushed the currency to a year-to-date low. In equities, the fund benefited from a long position in the S&P 500 as equity markets rallied into month-end. The Fund closed the month with a gain, with Class A Units up 4.03%, Class B Units up 4.18% and Class I Units up 4.27%.

September

Equity markets rose early in September but declined by month end on poor European economic data and concerns about Chinese growth. Fixed income markets sold off and the U.S. dollar rallied as the Federal Reserve Bank of San Francisco published a report suggesting that markets are underestimating the pace of future rate increases. The euro continued to weaken as the European Central Bank lowered interest rates further and introduced measures to combat low inflation.

In September, the Fund’s performance was primarily driven by a strong U.S. dollar. Short positions in the physical commodities gained as prices fell on dollar strength, particularly in crude oil and silver. In currencies, short positions in the euro and the Japanese yen against the U.S. dollar proved profitable, but gains were offset by losses on long positions in the New Zealand dollar and Australian dollar which depreciated during the month. Global growth concerns weighed on equity prices which went against the Fund’s long positions. In the fixed income sector, rate increase worries hurt the fund’s long position in the U.S. 10-Year note. The Fund closed the month with a gain, with Class A Units down 0.33%. Class B Units down 0.18% and Class I Units down 0.10%.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at September 30, 2014 and December 31, 2013. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	September 30, 2014		December 31, 2013
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$7,777,396	1.08%	$12,048,839	1.37%
Currencies	29,646,935	4.14	32,743,375	3.72
Energy	7,792,000	1.09	10,635,338	1.21
Equity indices	29,342,019	4.09	43,589,832	4.95
Interest rate instruments	25,982,295	3.62	20,895,833	2.37
Metals	11,155,063	1.55	14,333,234	1.63
Single stock futures	6,750,350	0.94	4,144,187	0.47
Total	$118,446,058	16.51%	$138,390,638	15.72%

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

The following were the primary trading risk exposures of the Fund as of September 30, 2014, by market sector.

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

The following were the only non-trading risk exposures of the Fund as of September 30, 2014.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in euros, Japanese yen, British pounds, Australian dollars, Hong Kong dollars and Canadian dollars. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars.

U.S. Treasury Securities, U.S. and Foreign Government Sponsored Enterprise Notes, Commercial Paper, Corporate Notes, Asset Backed Securities and Certificates of Deposit

Monies in excess of margin requirements are invested in fixed income instruments, including U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, commercial paper, corporate notes, asset backed securities and certificates of deposit. Fluctuations in prevailing interest rates could cause mark-to-market gains or losses on the Fund’s investments; although substantially all of these investments are held to maturity.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at September 30, 2014 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

There have been no material changes from risk factors disclosed in the Fund’s Form 10-K for year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended September 30, 2014. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended September 30, 2014 were as follows:

	July	August	September	Total
A Units
Units redeemed	2,509.2558	1,978.7723	1,694.1685	6,182.1966
Average net asset value per unit	$4,013.19	$4,174.90	$4,161.25	$4,105.52

B Units
Units redeemed	1,265.5461	969.3600	809.1739	3,044.0800
Average net asset value per unit	$5,706.32	$5,945.10	$5,934.48	$5,843.01

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

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

Dated: November 13, 2014	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner (Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner (Principal Financial and Accounting Officer)

