Form 10-K
period 2014-12-31
FUTURES PORTFOLIO FUND L.P.
filed 2015-03-27
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

The Fund’s fiscal year ends each December 31, and the Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Third Amended and Restated Limited Partnership Agreement (“Partnership Agreement”). At December 31, 2014, the aggregate capitalization of the Fund was $741,554,213, which includes Class A interest of $468,243,719, Class B interest of $262,572,733 and Class I interest of $3,455,693. The net asset value per limited partner interests (“Units”) of the Class A Units was $4,414.30, Class B Units was $6,323.56 and Class I units was $1,004.98 at December 31, 2014.

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

The Fund held an investment in the Steben Institutional Fund LLC (“SIF”), whose manager was the general partner of the Fund. The Fund was the only member in SIF. Similar to the Fund, SIF used professional trading advisors to engage in the speculative trading of futures and forward currency contracts traded in the U.S. and internationally. SIF traded within six major market sectors: agricultural commodities, currencies, energy, equity indices, interest rate instruments and metals. SIF incurred trading advisor management and incentive fees, as well as reimbursed its manager for operating expenses incurred on its behalf. During 2012, the General Partner liquidated SIF and all of the assets of SIF were transferred to the Fund by October 31, 2012.

During 2014, the Fund purchased $58.5 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFF”). SMFF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the "1940 Act"), as an open-end management investment company. SMFF issues four classes of shares: Class A, C, I and N. At December 31, 2014, the Fund owned a majority of the outstanding shares of SMFF and therefore had effective control of that entity. Accordingly, the assets, liabilities and operating results of SMFF have been consolidated with Futures Portfolio Fund. SMFF has a similar investment strategy to the Fund, except that it uses a total return swap with Deutsche Bank AG to obtain access to the returns of select commodity trading advisors. The General Partner serves as the investment manager of SMFF.

The Fund maintains its margin deposits and reserves in cash, U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, registered U.S. money market funds, commercial paper, certificates of deposit, asset backed securities and corporate notes in accordance with Commodity Futures Trading Commission (“CFTC”) rules. All interest income earned by the Fund accrues to the benefit of the Fund.

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

Trading Advisors

As of February 28, 2015, the Trading Advisors of the Fund and the allocation of the Fund’s trading level are reflected as follows:

% of Total Allocations
Campbell & Company, Inc.	2.7%
Crabel Capital Management, LLC	7.0%
FORT, LP	8.4%
Lynx Asset Management AB	7.9%
Mondiale Asset Management, Ltd.	4.5%
PGR Capital LLP	3.7%
Quantica Capital AG	0.7%
Quantitative Investment Management, LLC	4.9%
Systematica Investments Services, Ltd. (formerly BlueCrest Capital Management, LLP)	17.9%
Transtrend BV	14.0%
Winton Capital Management Ltd.	28.3%

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

Selling Agents

The General Partner acts as a selling agent for the Fund. The General Partner has and intends to continue to appoint certain other broker-dealers registered under the Securities Exchange Act of 1934, as amended (“1934 Act”), and members of FINRA, to act as additional selling agents with respect to Class A, B and I Units. Selling agents are selected to assist in the making of offers and sales of Class A, B and I Units. The Fund currently has approximately 100 selling agents. The selling agents are not required to purchase any Class A, B or I Units, or sell any specific number or dollar amount of Class A, B and I Units, instead use their best efforts to sell such Units. Where the General Partner acts as the selling agent it retains the selling agent fees.

Futures Brokers and Forward Currency Counterparties

The Fund’s futures trading is currently conducted with SG Americas Securities, LLC (“SGAS”, formerly Newedge USA, LLC), J.P. Morgan Securities LLC (“JPMS”), and Deutsche Bank Securities, Inc. (“DBSI”). SGAS is a wholly-owned subsidiary of Société Générale. Société Générale is a société anonyme governed by French law. Société Générale Newedge UK Limited (formerly Newedge UK Finance Limited) is the Fund’s forward currency counterparty, is a wholly-owned subsidiary of Société Générale, and is regulated by the Financial Services Authority for the conduct of business in the UK. JPMS is an indirect, wholly-owned subsidiary of JPMorgan Chase & Co., one of the largest bank holding companies in the U.S. DBSI is an indirect, wholly-owned subsidiary of Deutsche Bank AG, one of the largest bank holding companies in Europe.

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

■ Systematica Investments Services, Ltd. (formerly BlueCrest Capital Management, LLP): 1/12th of 0.75% to 1.5%
■ Transtrend BV: 1/12th of 0.75% to 1%
■ Winton Capital Management Ltd: 1/12th of 1.5%
■ Other Trading Advisors*: 1/12th of 0% to 2%

*Individual Trading Advisors represent less than 10% allocation of the Fund’s trading level.
Trading Advisor Incentive Fees	Each class of Units incurs quarterly trading advisor incentive fees, payable in arrears to the Trading Advisors, for any “Net New Trading Profits” generated on the portion of the Fund the respective Trading Advisor manages, equal to:

■ Systematica Investments Services, Ltd. (formerly BlueCrest Capital Management, LLP) 20%
■ Transtrend BV 22.5%
■ Winton Capital Management Ltd. 20%
■ Other Trading Advisors*: 12.5% to 30%

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
Brokerage Commissions and Expenses	The Fund incurs brokerage commissions and expenses on U.S. futures exchanges at the approximate rate of $0.51 to $37.93, with an average of $3.34 per “round-turn” futures transaction (includes NFA, execution, clearing and exchange fees). Brokerage commissions and expenses may be higher for trades executed on certain foreign exchanges.
Cash Manager Fees	Each class of Units incurs a monthly cash manager fee, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.11% of the investments in securities and certificates of deposit.
General Partner Management Fee	The Fund incurs a monthly fee on Class A and Class B Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A and Class B Units, payable in arrears. Prior to June 1, 2012, the general partner management fee was 1.75% per annum. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.
General Partner Performance Fee	The Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units calculated monthly. The general partner performance fee is payable quarterly in arrears.
General Partner 1 percent allocation	The General Partner receives an annual allocation of 1% of any increase (or decrease) in the Fund’s net asset value, without regard to subscriptions and redemptions.
Selling Agent Fees and Broker Dealer Servicing Fees	The General Partner charges monthly selling agent fees and broker dealer servicing fees, equal to 1/12th of 2% of the month-end net asset value for Class A Units and 1/12th of 0.2% of the month-end net asset value for Class B Units, payable in arrears. The General Partner, in turn, pays selling agent fees and broker dealer servicing fees to the respective selling agents. If selling agent fees are not paid to the selling agents, or if the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.
Administrative Fee	Each class of Units incur a monthly General Partner administrative fee equal to 1/12th of 0.45% of Fund net assets at the end of each month, payable in arrears. This fee compensates the General Partner for a portion of its actual monthly administrative expenses incurred in administering the Fund. The administrative expenses include all accounting, audit, legal, administrative, marketing and offering expenses, and other back office expenses related to the administration of the Fund.

Market Sectors

The Fund trades speculatively, through the allocation of its assets to Trading Advisors, in U.S. and international futures markets, and may trade or hold futures, forwards, swaps or options. Specifically, the Fund trades futures on interest rate instruments, equity indices, energy products, currencies, metals and agricultural commodities. The Fund also trades forward currency contracts and may trade options, swaps and other forwards other than currencies in the future.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Reform Act”) was enacted in July 2010. The Reform Act includes provisions that comprehensively regulate the over-the-counter derivatives markets. The Reform Act will mandate that a substantial portion of over-the-counter derivatives must be executed in regulated markets and submitted for clearing to regulated clearinghouses. The mandates imposed by the Reform Act may result in the Fund bearing higher upfront and mark-to-market margin, less favorable trade pricing, and the possible imposition of new or increased fees.

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

Investment in Other Investment Pools

Until October 2012, the Fund had an investment in Steben Institutional Fund LLC (“SIF”). SIF incurred trading advisor management and incentive fees, cash manager fees, as well as reimbursed its manager for operating expenses incurred on its behalf. During 2014, the Fund purchased $58.5 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFF”). SMFF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund, a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the "1940 Act"), as an open-end management investment company. SMFF has a similar investment strategy to the Fund, except that it uses a total return swap to obtain access to the returns of select commodity trading advisors.

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

Termination of Fund

The Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Partnership Agreement. For example, the General Partner can withdraw on 60 days’ prior written notice, and such a withdrawal could result in termination of the Fund. The General Partner has no present intention of withdrawing and intends to continue the Fund business as long as it believes that it is in the best interest of all Partners to do so. In addition, certain other events may occur which could result in early termination.

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

Trades by the Trading Advisors and their Principals

The Trading Advisors and their principals may trade for their own accounts in addition to directing trading for client accounts. Therefore, the Trading Advisors and their principals may be deemed to have a conflict of interest concerning the sequence in which orders for transactions will be transmitted for execution. Additionally, a potential conflict may occur when the Trading Advisors and their principals, as a result of a neutral allocation system, testing a new trading system, trading their own proprietary account(s) more aggressively, or any other actions that would not constitute a violation of fiduciary duties, take positions in their own proprietary account(s) which are opposite, or ahead of, the position(s) taken for a client. Proprietary accounts, in trading a new or experimental system, may enter the same markets earlier than (either days before or on the same day) client accounts traded at the same or other futures commission merchants. Since the principals of the Trading Advisors trade futures and foreign exchange for their own accounts, there is potentially a conflict of interest between these principals and the Trading Advisors’ clients when allocating prices on trades that are executed by a futures commission merchant at multiple prices. In such instances, the Trading Advisors use a non-preferential method of fill allocation. The clients of the Trading Advisors will not be permitted to inspect the personal trading records of the Trading Advisors, SGAS, JPMS, or their respective principals, or the written policies relating to such trading. Client records are not available for inspection due to their confidential nature.

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

Holders

As of February 28, 2015, there were 6,433 holders of Class A Units, 3,419 holders of Class B Units and 3 holders of Class I Units of the Fund.

Dividends

The General Partner has sole discretion in determining what distributions, if any, the Fund will make to its limited partners. Since inception, the General Partner has not made any distributions.

Securities Authorized for Issuance under Equity Compensation Plans

No Units were authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the year ended December 31, 2014.

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

Redemptions of Class A, B and I Units during the fourth quarter 2014 were as follows:

	October	November	December	Total
Class A Units
Units redeemed	2,401.1059	1,670.6877	1,490.0029	5,561.7965
Average net asset value per unit	$4,203.18	$4,433.00	$4,414.30	$4,328.77
Class B Units
Units redeemed	893.5096	756.8553	608.4145	2,258.7794
Average net asset value per unit	$6,003.21	$6,340.89	$6,323.56	$6,202.65
Class I Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

Item 6.	Selected Financial Data

The following selected consolidated financial data of the Fund as of and for the years ended December 31, 2014, 2013, 2012, 2011, and 2010 is derived from the consolidated financial statements that have been audited by McGladrey LLP (formerly known as McGladrey & Pullen, LLP), the Fund’s independent registered public accountant. This financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with the Fund’s consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
Income Statement Items
Net gain (loss) from trading	$104,585,441	$21,102,913	$(20,344,441)	$(46,536,177)	$182,134,426
Interest income and net gain (loss) from trading of investments in securities and certificates of deposit	2,292,030	4,653,995	15,554,487	(2,821,909)	3,119,900
Net total expenses	(53,435,119)	(53,810,139)	(79,113,002)	(84,954,757)	(84,518,180)
Net income (loss)	$53,442,352	$(28,053,231)	$(83,902,956)	$(134,312,843)	$100,736,146

Balance Sheet Items
Total assets	$769,596,902	$924,445,965	$1,320,258,204	$1,527,648,938	$1,457,657,150
Total partners’ capital (net asset value)	$741,554,213	$880,409,705	$1,263,878,940	$1,482,656,104	$1,401,627,694

Class A Units
Net asset value per unit	$4,414.30	$4,114.51	$4,228.83	$4,527.45	$4,985.84
Increase (decrease) in net asset value per unit	$299.79	$(114.32)	$(298.62)	$(458.39)	$316.97
Total return	7.29%	(2.70)%	(6.60)%	(9.19)%	6.79%
Class B Units
Net asset value per unit	$6,323.56	$5,789.73	$5,845.11	$6,147.29	$6,650.67
Increase (decrease) in net asset value per unit	$533.83	$(55.38)	$(302.18)	$(503.38)	$532.63
Total return	9.22%	(0.95)%	(4.92)%	(7.57)%	8.71%
Class I Units
Net asset value per unit	$1,004.98	$910.42	$912.75	$—	$—
Increase (decrease) in net asset value per unit	$94.56	$(2.33)	$(87.25)	$—	$—
Total return	10.39%	(0.25)%	(8.73)%	—%	—%

Results from past periods are not necessarily indicative of results that may be expected for any future period.

The following supplementary summarized quarterly data are presented for the three-months ended March 31, June 30, September 30 and December 31, 2014 and 2013.

	March 31, 2014			March 31, 2013
	Class A	Class B	Class I	Class A	Class B	Class I
Net income (loss)	$(19,762,382)	$(10,164,209)	$(105,945)	$14,007,308	$11,700,349	$111,115
Increase (decrease) in net asset value per unit	(148.93)	(184.57)	(26.79)	78.87	135.67	23.15
Net asset value per unit	3,965.58	5,605.16	883.63	4,307.70	5,980.78	935.90
Ending net asset value	499,249,141	279,118,615	3,150,829	724,490,811	484,036,930	5,418,841

	June 30, 2014			June 30, 2013
	Class A	Class B	Class I	Class A	Class B	Class I
Net income (loss)	$17,671,617	$11,032,735	$129,824	$(44,287,390)	$(26,954,728)	$(316,721)
Increase (decrease) in net asset value per unit	144.40	230.10	39.00	(270.01)	(349.73)	(54.70)
Net asset value per unit	4,109.98	5,835.26	922.63	4,037.69	5,631.05	881.20
Ending net asset value	475,093,236	262,231,798	2,256,446	654,177,690	428,218,140	5,102,120

	September 30, 2014			September 30, 2013
	Class A	Class B	Class I	Class A	Class B	Class I
Net income (loss)	$5,653,104	$4,248,790	$44,080	$(21,077,315)	$(11,919,741)	$(131,588)
Increase (decrease) in net asset value per unit	51.27	99.22	18.03	(131.17)	(158.54)	(22.73)
Net asset value per unit	4,161.25	5,934.48	940.66	3,906.52	5,472.51	858.47
Ending net asset value	460,840,961	253,834,001	2,300,527	589,400,670	356,480,156	4,013,847

	December 31, 2014			December 31, 2013
	Class A	Class B	Class I	Class A	Class B	Class I
Net income (loss)	$27,746,248	$16,641,745	$155,123	$30,687,371	$19,885,183	$242,926
Increase (decrease) in net asset value per unit	253.05	389.08	64.32	207.99	317.22	51.95
Net asset value per unit	4,414.30	6,323.56	1,004.98	4,114.51	5,789.73	910.42
Ending net asset value	468,243,719	262,572,733	3,455,693	550,501,395	325,651,536	4,256,774

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Management

J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) provide cash management services to the Fund. The Fund’s objective in retaining the Cash Managers is to enhance the return on its assets not required to be held by the Fund’s brokers to support the Fund’s trading.

Liquidity

At December 31, 2014, there are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

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

Results of Operations

During 2014, the Fund purchased $58.5 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFF”). SMFF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund, a statutory trust organized under the laws of the State of Delaware, and is registered under the 1940 Act, as an open-end management investment company. SMFF has a similar investment strategy to the Fund, except that it uses a total return swap with Deutsche Bank AG to obtain access to the returns of select commodity trading advisors.

The returns for each Class of Units for the years ended December 31, 2014, 2013, and 2012 were:

Class of Units	2014	2013	2012
Class A	7.29%	(2.70)%	(6.60)%
Class B	9.22%	(0.95)%	(4.92)%
Class I	10.39%	(0.25)%	(8.73)%

Results from past periods are not necessarily indicative of results that may be expected for any future period. Monthly analysis of the trading gains and losses is provided below.

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

In September, the Fund’s performance was primarily driven by a strong U.S. dollar. Short positions in the physical commodities gained as prices fell on dollar strength, particularly in crude oil and silver. In currencies, short positions in the euro and the Japanese yen against the U.S. dollar proved profitable, but gains were offset by losses on long positions in the New Zealand dollar and Australian dollar which depreciated during the month. Global growth concerns weighed on equity prices which went against the Fund’s long positions. In the fixed income sector, rate increase worries hurt the fund’s long position in the U.S. 10-Year note. The Fund ended the month with a small negative return, with Class A Units down 0.33%, Class B Units down 0.18% and Class I Units down 0.10%.

October

During October, fears of a slowdown in global growth made for volatile financial markets. High unemployment and low inflation readings in Europe drove global equity markets and long-term bond yields lower. Fed meeting minutes showed a concern that the slowdown in Eurozone growth might negatively affect the U.S. economy, just as the Fed was concluding its quantitative easing program. Decreased demand expectations also brought commodity markets to multi-year lows. However, investor risk appetite was renewed mid-month following improved U.S. economic data and strong corporate earnings. Global stock markets and the U.S. dollar surged at month-end when the Bank of Japan announced an unexpected easing program, encouraging expectations for the European Central Bank to do the same.

The interest rate sector was the top contributor to performance, as long exposures in U.S. and European bonds profited from a decline in yields. In commodities, the Fund made gains from short positions in oil, which declined on fears of a global growth slowdown. In currencies, the Fund made profits in its short euro position, as expectations for monetary easing in the Eurozone pushed the currency to multi-year lows. The Fund recorded losses in its global equity positions as whipsaw markets prompted the Fund to reduce its long exposure after the initial sell-off, thus missing out on the sharp rebound going into month-end. The Fund closed the month with a positive return, with Class A Units up 1.01%, Class B Unit up 1.16% and Class I Units up 1.24%.

November

In November, central banks in Europe, China and Japan signaled their intention to adopt additional stimulus measures to combat slowing economic growth, which pushed bond yields to new lows and boosted global equities. Comparatively stronger growth and tighter monetary policy in the U.S. caused the dollar to appreciate against other currencies, in particular the Japanese yen. Meanwhile, oil prices fell precipitously on low demand, growing shale supply and OPEC’s decision not to cut production.

Fixed income trading contributed the Fund’s largest gains during the month, as long exposures in European bonds and interest rates profited from the European Central Bank’s anticipated monetary easing. The Fund recorded gains in its long equity positions as growing investor risk appetite caused indices to rally over the month. In commodities, the Fund was able to capitalize on the bear market in oil through its short positions. The Fund also took advantage of the rising U.S. dollar to make a profit in currencies and closed the month with its largest monthly gain since October 2008, with Class A Units up 5.47%, Class B Units up 5.62% and Class I Units up 5.71%.

December

December began with a rise in investor risk aversion over Europe’s economic woes and Japan’s slide back into recession. Global equities sold off sharply in the first half of the month, while bonds rallied. Oil prices continued to trend downwards, as OPEC resisted production cuts despite weakening demand projections. Russia suffered collateral damage as shrinking oil revenues caused a run on the ruble, requiring an emergency interest rate hike to avoid further collapse. In contrast, U.S. economic growth remained strong, helping the U.S. dollar appreciate against most global currencies. Falling energy prices allowed the Fed to emphasize “patience” in its guidance on future interest rate increases, which improved sentiment and fueled a stock market rebound in the second half of the month.

The Fund saw gains in December from long positions in Japanese and European bonds, which rallied on expectations of further central bank easing. The Fund also profited from short positions in energy and long positions in the U.S. dollar. However, these were offset by losses in equity markets where whipsaw reversals during the month hurt trend-following programs. The Fund ended the month with a negative return, with Class A Units down 0.42%, Class B Units down 0.27% and Class I Units down 0.18%.

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

22

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

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures and forward currency contracts, and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the commodity trading advisors were unable to offset futures interest positions of the Fund, the Fund could lose all of its assets and the limited partners would realize a 100% loss. The General Partner minimizes market risk through diversification of the portfolio allocations to multiple trading advisors, and maintenance of a margin-to-equity ratio that rarely exceeds 35%.

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

The Fund may invest in U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, certificates of deposit, commercial paper, asset backed securities and corporate notes. Should an issuing entity default on its obligation to the Fund and such entity is not backed by the full faith and credit of the U.S. government, the Fund bears the risk of loss of the amount expected to be received. The Fund minimizes this risk by only investing in securities and certificates of deposit of firms with high quality debt ratings.

Significant Accounting Estimates

A summary of the Fund’s significant accounting policies are included in Note 1 to the consolidated financial statements.

The Fund’s most significant accounting policy is the valuation of its assets invested in U.S. and foreign futures and forward currency contracts, and fixed income instruments. The Fund’s futures contracts are exchange-traded, with the fair value of these contracts based on exchange settlement prices. The fair values of non-exchange-traded contracts, such as forward currency contracts, are based on third-party quoted dealer values on the interbank market. The fair value of money market funds is based on quoted market prices for identical shares. U.S. Treasury securities are stated at fair value based on quoted market prices for identical assets in an active market. Notes of U.S. and foreign government sponsored enterprises, as well as certificates of deposit, commercial paper, asset backed securities and corporate notes, are stated at fair value based on quoted market prices for similar assets in an active market. Given the valuation sources, there is little judgment or uncertainty involved in the valuation of these assets, and it is unlikely that materially different amounts would be reported under different valuation methodologies or assumptions.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund's open positions by market sector at December 31, 2014 and 2013. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. At December 31, 2014 and 2013, the Fund's total capitalization was $741,554,213 and $880,409,705, respectively.

	December 31,
	2014		2013
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$8,075,148	1.09%	$12,048,839	1.37%
Currencies	18,867,664	2.54	32,743,375	3.72
Energy	9,381,922	1.27	10,635,338	1.21
Equity indices	26,466,899	3.57	43,589,832	4.95
Interest rate instruments	31,668,506	4.27	20,895,833	2.37
Metals	7,196,461	0.97	14,333,234	1.63
Single stock futures	7,932,365	1.07	4,144,187	0.47
Total	$109,588,965	14.78%	$138,390,638	15.72%

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

The following were the primary trading risk exposures of the Fund as of December 31, 2014 and 2013, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the significant non-trading risk exposures of the Fund as of December 31, 2014 and 2013.

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

Evaluation of Disclosure Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at December 31, 2014 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2014, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework published in 1992. Based on that assessment, management concluded that, as of December 31, 2014, the Fund’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework published in 1992.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Fund itself has no directors or officers and has no employees. It is managed by the General Partner in its capacity as General Partner. The Kenneth E. Steben Revocable Trust, dated January 29, 2008, (“Trust”) is the majority shareholder of the General Partner and Mr. Kenneth E. Steben is the sole trustee and beneficiary of the Trust. The directors and executive officers of the General Partner are Kenneth E. Steben, Michael D. Bulley, Carl A. Serger and Francine Rosenberger. Their respective biographies are set forth below.

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

Francine Rosenberger is General Counsel. Ms. Rosenberger, born in October 1967, earned her Bachelor of Arts from Juniata College in 1989, and graduated magna cum laude, with a J.D., from The Columbus School of Law at Catholic University in 1995. Prior to joining the General Partner, Ms. Rosenberger was in the Investment Management practice at the law firm of K&L Gates from September 1995 until January 2013. At K&L Gates, Ms. Rosenberger specialized in the formation, structuring and operation of investment companies, ETFs, and commodity pools. She has been a CFTC listed Principal of the General Partner since March 7, 2013.

Kenneth E. Steben Revocable Trust, dated January 29, 2008, has been a CFTC listed Principal of the General Partner since March 10, 2008. The Trust is the majority shareholder of the General Partner. Kenneth E. Steben is the sole beneficiary of the Trust and serves as its sole trustee. A biography of Mr. Steben is set forth above.

Since March 27, 2007, Steben & Company, Inc. has acted as general partner of a Delaware limited partnership, Seneca Global Fund, L.P., whose units of limited partner interests are registered with the SEC pursuant to a public offering. Since August 1, 2013, the General Partner has acted as the general partner for Steben Select Multi-Strategy Partners, L.P., a privately offered investment fund. Since August 1, 2013, the General Partner has been the Investment Manager for Steben Select Multi-Strategy Master Fund, a privately offered closed-end fund. Additionally, since January 1, 2014, the General Partner acts as the investment manager for Steben Select Multi-Strategy Fund, a publicly offered closed-end fund. Since April 2014, the General Partner has acted as the investment manager for Steben Managed Futures Strategy Fund, an open-end mutual fund. Because Steben & Company, Inc. serves as the general partner or manager of these funds, the officers and directors of Steben & Company, Inc. effectively manage the respective funds.

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

Section 16 (A) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires that reports of beneficial ownership of limited partner interests and changes in such ownership be filed with the SEC by Section 16 “reporting persons.” The Fund is required to disclose in this annual report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16(a) on a timely basis during the year ended December 31, 2014. During the year ended December 31, 2014, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

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

As compensation for its services in managing the Fund, the General Partner earns the following compensation:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A and Class B Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A and Class B Units, payable in arrears. Prior to June 1, 2012, the general partner management fee was 1.75% per annum. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears. During 2014, 2013 and 2012, the General Partner earned $11,605,429, $16,660,484 and $23,059,894, respectively, in General Partner management fees.
▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units calculated monthly. The general partner performance fee is payable quarterly in arrears. During 2014, 2013 and 2012, the General Partner earned $0, $13,402 and $3,161, respectively, in General Partner performance fees.

▪	Management fee – SMFF incurs a monthly fee equal to 1/12th of 1.25% of the month-end net asset value of the trust, payable in arrears to the investment manager. During 2014, the investment manager earned $554,872 in management fees. The investment manager earned no management fees in 2013 and 2012.

▪	Distribution (12b-1) fee – SMFF incurs a monthly 12b-1 fee of 1/12th of 0.25% of the month-end net asset value of the Class A and N shares, and 1/12th of 1% of the month-end value of the Class C shares. During 2014, the investment manager earned $628 in distribution (12b-1) fees. During 2013 and 2012, the investment manager earned no distribution (12b-1) fees.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units and such amounts are included in Selling Agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fee are retained by the General Partner.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units and such amounts are included in Selling Agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fee are retained by the General Partner. During 2014, 2013 and 2012, the General Partner earned $10,438,411, $14,343,627 and $18,152,168, respectively, in Selling Agent and Broker Dealer Servicing Fees.

Additionally, each year the General Partner receives from the Fund 1% of any net income earned by the Fund, or pays to the Fund 1% of any net loss incurred by the Fund. For the years ended December 31, 2014, 2013 and 2012, the General Partner received from or paid the Fund the following amounts:

Year	Received From the Fund	Paid to the Fund
2014	$538,285	$—
2013	—	283,366
2012	—	847,505
Total	$538,285	$1,130,871

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Fund has no officers or directors as its affairs are managed by the General Partner. Set forth in the table below is information regarding the beneficial ownership of the officers and directors of the Fund’s General Partner at February 28, 2015. There are no securities authorized for issuance under an equity compensation plan.

At February 28, 2015, no person or group is known to have been the beneficial owner of more than 5% of the Units.

At February 28, 2015, the General Partner did not own any Units. At February 28, 2015, the directors, executive officers and principals of the General Partner beneficially owned interests in the Fund as follows:

Name	Class of Units Owned	Number of Units Owned	Value of Units	Percentage of the Fund
Kenneth E. Steben	I	254.4114	$267,681	0.04%
Carl A. Serger	B	16.1415	106,715	0.01%
Michael D. Bulley	B	15.9425	105,400	0.01%
Total directors and executive officers of the General Partner as a group		286.4954	$479,796	0.06%

The address of each director and officer is c/o Steben & Company, Inc., 9711 Washingtonian Boulevard, Suite 400, Gaithersburg, Maryland 20878.

There has been no change in control of the Fund.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See “Item 1. Business” for a description of the relationships between the General Partner, the Fund, the Trading Advisor, the futures brokers and the Cash Managers. See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 14.	Principal Accountant Fees and Services

The following table sets forth the fees billed to the Fund for professional audit services provided by McGladrey LLP, the Fund’s independent registered public accountant, for the audits of the Fund’s annual consolidated financial statements for the years ended December 31, 2014 and 2013, and fees billed for other professional services rendered by McGladrey LLP during those years.

Fee Category	2014	2013
Audit fees(1)	$210,800	$206,559
Audit-related fees	—	—
Tax fees(2)	42,000	41,000
All other fees	—	—
Total fees	$252,800	$247,559

(1)	Audit fees consist of fees for professional services rendered for the audit of the Fund’s consolidated financial statements and review of consolidated financial statements included in the Fund’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2)	Tax fees consist of fees for the preparation of original tax returns.

The General Partner’s Board of Directors pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms. The General Partner’s Board of Directors approved all the services provided by McGladrey LLP during 2014 and 2013 to the Fund described above. The General Partner’s Board of Directors has determined that the payments made to McGladrey LLP for these services during 2014 and 2013 are compatible with maintaining that firm’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Financial Statements

Futures Portfolio Fund, Limited Partnership

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2014 and 2013

Consolidated Condensed Schedule of Investments as of December 31, 2014

Consolidated Condensed Schedule of Investments as of December 31, 2013

Consolidated Statements of Operations for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2014, 2013 and 2012

Notes to Consolidated Financial Statements

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial notes or statements thereto.

Exhibits.

The following exhibits are filed herewith or incorporated by reference.

Exhibit No.	Description of Exhibit
1.1(a)	Form of Selling Agreement
3.1(a)	Maryland Certificate of Limited Partnership.
4.1(a)	Limited Partnership Agreement.
10.1(a)	Form of Subscription Agreement
16.1(a)	Letter regarding change in certifying accountant.
31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement (File no. 000-50728) filed on April 29, 2004 on Form 10 under the 1934 Act, as amended.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Name	Title	Date
/s/ Kenneth E. Steben Kenneth E. Steben	President, Chief Executive Officer and Director of the General Partner	March 26, 2015
/s/ Carl A. Serger Carl A. Serger	Chief Financial Officer and Director of the General Partner	March 26, 2015

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Futures Portfolio Fund, Limited Partnership
Dated: March 26, 2015
	By:	Steben & Company, Inc. General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner

Report of Independent Registered Public Accounting Firm

To the Partners of

Futures Portfolio Fund, Limited Partnership

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedule of investments, of Futures Portfolio Fund, Limited Partnership and subsidiary (the "Fund"), as of December 31, 2014 and 2013, and the related consolidated statements of operations, cash flows, and changes in partners' capital (net asset value) for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Futures Portfolio Fund, Limited Partnership and subsidiary as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with U.S. generally accepted accounting principles.

/s/ McGladrey LLP

Chicago, Illinois

March 26, 2015

F -1

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Financial Condition

December 31, 2014 and 2013

	2014	2013
Assets
Equity in broker trading accounts
Cash	$227,546,450	$289,217,101
Net unrealized gain (loss) on open futures contracts	33,424,425	37,958,108
Net unrealized gain (loss) on open forward currency contracts	(1,409,257)	695,075
Total equity in broker trading accounts	259,561,618	327,870,284
Cash and cash equivalents	29,900,779	22,745,016
Investment in swap contract, at fair value	20,568,314	—
Investments in securities, at fair value	430,462,588	530,922,246
Certificates of deposit, at fair value	28,894,203	42,625,053
Subscriptions receivable	209,400	—
General Partner 1% allocation receivable	—	283,366
Total assets	$769,596,902	$924,445,965

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$1,212,424	$2,512,701
Trading Advisor incentive fees payable	10,977,066	177,898
Commissions and other trading fees payable on open contracts	146,411	144,920
Cash Manager fees payable	111,171	164,805
General Partner management and performance fees payable	930,656	1,145,591
General Partner 1% allocation payable	538,285	—
Selling Agent fees payable – General Partner	838,049	1,016,111
Administrative expenses payable – General Partner	183,163	344,649
Investment Manager fees payable	74,621	—
Distribution (12b-1) fees payable	321	—
Operating services fee payable	29,848	—
Redemptions payable	10,423,609	36,130,211
Subscriptions received in advance	2,577,065	2,399,374
Total liabilities	28,042,689	44,036,260

Partners’ Capital (Net Asset Value)
Class A Interests – 106,074.0114 and 133,795.0412 units outstanding at December 31, 2014 and 2013, respectively	468,243,719	550,501,395
Class B Interests – 41,522.9665 and 56,246.4420 units outstanding at December 31, 2014 and 2013, respectively	262,572,733	325,651,536
Class I Interests – 3,438.9708 and 4,675.5936 units outstanding at December 31, 2014 and 2013, respectively	3,455,693	4,256,774
Non-controlling interest	7,282,068	—
Total partners' capital (net asset value)	741,554,213	880,409,705
Total liabilities and partners' capital (net asset value)	$769,596,902	$924,445,965

The accompanying notes are an integral part of these consolidated financial statements.

F -2

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2014

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$1,000,000	2/28/15	U.S. Treasury Note	2.38%	$1,021,339	0.14%
5,000,000	4/30/15	U.S. Treasury Note	0.13%	5,002,240	0.67%
1,000,000	4/30/15	U.S. Treasury Note	2.50%	1,012,092	0.14%
5,500,000	5/31/15	U.S. Treasury Note	0.25%	5,504,646	0.74%
1,520,000	5/31/15	U.S. Treasury Note	2.13%	1,535,364	0.21%
10,500,000	7/15/15	U.S. Treasury Note	0.25%	10,519,056	1.41%
3,400,000	8/31/15	U.S. Treasury Note	0.38%	3,408,446	0.46%
3,320,000	11/15/15	U.S. Treasury Note	0.38%	3,324,737	0.45%
3,000,000	11/30/15	U.S. Treasury Note	1.38%	3,033,626	0.41%
3,000,000	1/15/16	U.S. Treasury Note	0.38%	3,007,072	0.41%
2,000,000	7/15/16	U.S. Treasury Note	0.63%	2,009,680	0.27%
Total U.S. Treasury securities (cost: $39,423,113)				39,378,298	5.31%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$2,000,000	9/18/15	Federal Home Loan Banks	0.20%	2,000,951	0.27%
Total U.S. government sponsored entities (cost: $1,999,600)				2,000,951	0.27%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$400,000	1/15/15	Nissan Motor Acceptance Corporation	0.33%	399,948	0.05%
Banks
1,800,000	5/1/15	Credit Suisse (USA), Inc.	0.30%	1,798,200	0.24%
400,000	1/22/15	HSBC Bank USA, National Association	0.15%	399,965	0.05%
1,200,000	2/27/15	Manhattan Asset Funding Company LLC	0.21%	1,199,601	0.16%
1,300,000	1/23/15	Mizuho Funding LLC	0.17%	1,299,865	0.18%
500,000	2/6/15	MUFG Union Bank, National Association	0.18%	499,910	0.07%
1,800,000	2/9/15	Standard Chartered Bank	0.20%	1,799,610	0.24%
500,000	2/17/15	Standard Chartered Bank	0.19%	499,876	0.07%
1,800,000	1/26/15	Sumitomo Mitsui Banking Corporation	0.17%	1,799,787	0.24%
530,000	3/31/15	Sumitomo Mitsui Banking Corporation	0.23%	529,699	0.07%
Beverages
2,000,000	1/7/15	Bacardi Corporation	0.33%	1,999,890	0.28%
400,000	1/6/15	Brown-Forman Corporation	0.18%	399,990	0.05%
Diversified Financial Services
500,000	7/28/15	ABN AMRO Funding USA LLC	0.35%	498,987	0.07%
300,000	1/29/15	AXA Financial, Inc.	0.23%	299,946	0.04%
1,800,000	2/17/15	AXA Financial, Inc.	0.21%	1,799,507	0.24%
1,450,000	2/2/15	DCAT, LLC	0.26%	1,449,665	0.20%
1,800,000	1/20/15	Gotham Funding Corporation	0.17%	1,799,839	0.24%
300,000	2/17/15	ING (U.S.) Funding LLC	0.18%	299,930	0.04%
200,000	3/16/15	ING (U.S.) Funding LLC	0.22%	199,910	0.03%

The accompanying notes are an integral part of these consolidated financial statements.

F -3

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2014

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Diversified Financial Services (continued)
$1,700,000	1/13/15	Liberty Street Funding LLC	0.17%	$1,699,904	0.23%
1,800,000	1/28/15	National Rural Utilities Cooperative Finance Corp.	0.15%	1,799,798	0.24%
500,000	2/4/15	National Rural Utilities Cooperative Finance Corp.	0.14%	499,934	0.07%
Energy
400,000	1/8/15	Apache Corporation	0.40%	399,969	0.05%
1,800,000	1/9/15	Apache Corporation	0.41%	1,799,836	0.24%
1,200,000	1/21/15	Dominion Resources, Inc.	0.37%	1,199,753	0.16%
1,500,000	1/6/15	Duke Energy Corporation	0.32%	1,499,933	0.20%
400,000	1/12/15	Duke Energy Corporation	0.34%	399,958	0.05%
400,000	1/5/15	Enterprise Products Operating LLC	0.67%	399,970	0.05%
1,700,000	1/6/15	Enterprise Products Operating LLC	0.52%	1,699,877	0.23%
1,600,000	1/5/15	ONEOK Partners, L.P.	0.38%	1,599,932	0.22%
500,000	1/9/15	ONEOK Partners, L.P.	0.43%	499,952	0.07%
2,000,000	1/5/15	Questar Corporation	0.15%	1,999,967	0.28%
500,000	1/6/15	Southern Company Funding Corporation	0.25%	499,983	0.07%
1,500,000	1/7/15	Southern Company Funding Corporation	0.20%	1,499,950	0.20%
Food
1,500,000	1/21/15	General Mills, Inc.	0.42%	1,499,650	0.20%
Media
2,000,000	1/5/15	CBS Corporation	0.40%	1,999,911	0.27%
Total U.S. commercial paper (cost: $39,963,544)				39,972,402	5.39%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,100,000	1/30/15	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.17%	2,099,711	0.28%
1,500,000	1/6/16	Macquarie Bank Limited	0.77%	1,488,120	0.20%
2,500,000	1/13/15	Nordea Bank AB	0.13%	2,499,892	0.34%
500,000	2/6/15	Skandinaviska Enskilda Banken AB	0.20%	499,900	0.07%
Consumer Products
3,000,000	4/21/15	Reckitt Benckiser Treasury Services PLC	0.19%	2,998,243	0.40%
Energy
2,500,000	1/8/16	Electricite de France	0.44%	2,488,600	0.34%
400,000	1/5/15	GDF Suez	0.14%	399,994	0.05%
1,600,000	2/26/15	GDF Suez	0.17%	1,599,577	0.21%
Insurance
2,200,000	1/7/15	Prudential Public Limited Company	0.17%	2,199,938	0.30%
Total foreign commercial paper (cost: $16,258,508)				16,273,975	2.19%
Total commercial paper (cost: $56,222,052)				56,246,377	7.58%

The accompanying notes are an integral part of these consolidated financial statements.

F -4

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2014

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$3,800,000	12/15/16	Rockwell Collins, Inc.	0.59%	$3,806,001	0.51%
Automotive
1,700,000	12/11/17	American Honda Finance Corporation	0.55%	1,699,452	0.23%
700,000	1/11/16	Daimler Finance North America LLC	1.25%	706,036	0.10%
4,500,000	9/15/16	Daimler Finance North America LLC	2.63%	4,642,061	0.63%
1,400,000	1/30/15	Nissan Motor Acceptance Corporation	4.50%	1,430,509	0.19%
1,700,000	9/18/15	Toyota Motor Credit Corporation	0.39%	1,701,793	0.23%
1,400,000	9/23/16	Toyota Motor Credit Corporation	0.35%	1,398,611	0.19%
2,000,000	5/23/16	Volkswagen Group of America Finance, LLC	0.45%	1,998,934	0.27%
500,000	5/23/17	Volkswagen Group of America Finance, LLC	0.60%	499,668	0.07%
5,000,000	11/20/17	Volkswagen Group of America Finance, LLC	0.67%	4,995,919	0.67%
Banks
2,250,000	4/1/15	Bank of America Corporation	4.50%	2,296,733	0.31%
5,250,000	3/22/16	Bank of America Corporation	1.07%	5,280,431	0.71%
3,500,000	1/15/15	Bank of New York Company, Inc.	3.10%	3,552,460	0.48%
2,000,000	2/20/15	Bank of New York Company, Inc.	1.20%	2,009,385	0.27%
1,000,000	2/13/17	Capital One Bank	0.73%	1,002,978	0.14%
1,500,000	11/6/15	Capital One Bank	1.00%	1,500,864	0.20%
9,250,000	4/1/16	Citigroup Inc.	1.30%	9,300,690	1.25%
2,000,000	9/16/15	Comerica Incorporated	3.00%	2,047,364	0.28%
1,000,000	2/26/16	Fifth Third Bank	0.64%	1,001,575	0.14%
7,750,000	7/22/15	Goldman Sachs Group, Inc.	0.63%	7,760,436	1.05%
1,000,000	2/7/16	Goldman Sachs Group, Inc.	3.63%	1,040,200	0.14%
400,000	12/15/17	Goldman Sachs Group, Inc.	1.04%	399,585	0.05%
11,150,000	2/26/16	JPMorgan Chase & Co.	0.85%	11,207,471	1.51%
5,000,000	10/15/15	Morgan Stanley	0.71%	5,011,698	0.68%
1,158,000	3/7/16	State Street Corporation	2.88%	1,196,872	0.16%
1,000,000	7/27/15	U.S. Bancorp	2.45%	1,021,994	0.14%
2,500,000	10/1/15	U.S. Bancorp	0.30%	2,502,280	0.34%
2,515,000	2/13/15	Wells Fargo & Company	1.25%	2,529,470	0.34%
1,500,000	7/20/15	Wells Fargo Bank	0.51%	1,503,156	0.20%
2,000,000	5/16/16	Wells Fargo Bank	0.44%	1,995,105	0.27%
Beverages
750,000	3/1/17	Anheuser-Busch Inbev	5.60%	832,415	0.11%
5,720,000	1/27/17	Anheuser-Busch Inbev	1.13%	5,759,826	0.78%
2,000,000	11/15/15	Coca-Cola Company	1.50%	2,023,435	0.27%
Biomedical
5,000,000	12/1/16	Gilead Sciences, Inc.	3.05%	5,199,308	0.70%
Building materials
600,000	1/15/16	CRH America, Inc.	4.13%	628,855	0.08%
Computers
3,000,000	2/5/16	IBM	0.30%	3,001,034	0.40%

The accompanying notes are an integral part of these consolidated financial statements.

F -5

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2014

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Diversified Financial Services
$1,800,000	9/15/15	American Express Credit Corporation	2.75%	$1,842,345	0.25%
1,000,000	7/12/16	General Electric Capital Corporation	0.88%	1,009,031	0.14%
Electronics
1,350,000	11/17/15	Honeywell International Inc.	0.28%	1,350,784	0.18%
4,196,000	2/1/17	Thermo Fisher Scientific Inc.	1.30%	4,198,126	0.57%
Energy
1,000,000	8/1/16	Arizona Public Service Company	6.25%	1,109,058	0.15%
500,000	9/15/16	Dayton Power and Light Company	1.88%	508,275	0.07%
5,750,000	4/3/17	Duke Energy Corporation	0.61%	5,769,731	0.78%
1,273,000	3/6/15	Duke Energy Ohio, Inc.	0.38%	1,273,193	0.17%
1,000,000	8/15/16	Georgia Power Company	0.63%	999,990	0.13%
3,850,000	12/1/17	Kinder Morgan, Inc.	2.00%	3,839,045	0.52%
1,000,000	9/1/15	NextEra Energy Capital Holdings, Inc.	2.60%	1,019,075	0.14%
4,850,000	2/1/16	ONEOK Partners, L.P.	3.25%	5,018,400	0.68%
1,000,000	3/5/15	Phillips 66	1.95%	1,008,813	0.14%
4,778,000	7/15/16	Pioneer Natural Resources Company	5.88%	5,170,227	0.70%
5,500,000	6/15/16	Spectra Energy Partners, LP	2.95%	5,632,721	0.76%
Healthcare
4,400,000	6/15/16	Becton, Dickinson and Company	0.69%	4,401,875	0.59%
500,000	6/15/16	Becton, Dickinson and Company	0.69%	500,213	0.07%
1,500,000	3/15/15	Medtronic, Inc.	3.00%	1,519,894	0.20%
4,360,000	9/26/16	Ventas Realty, Limited Partnership	1.55%	4,394,968	0.59%
Insurance
784,000	10/1/15	American International Group, Inc.	5.05%	817,688	0.11%
2,150,000	10/18/16	American International Group, Inc.	5.60%	2,331,536	0.31%
1,254,000	9/30/15	Aon Corporation	3.50%	1,289,929	0.17%
1,500,000	2/11/15	Berkshire Hathaway Inc.	3.20%	1,522,958	0.21%
4,000,000	9/30/15	Jackson National Life Global Funding	0.61%	4,005,871	0.54%
1,000,000	4/10/17	Metropolitan Life Global Funding I	0.61%	1,002,004	0.14%
309,000	4/10/17	Metropolitan Life Global Funding I	1.30%	309,073	0.04%
2,500,000	10/5/15	New York Life Global Funding	0.26%	2,501,391	0.34%
600,000	8/19/15	Pricoa Global Funding I	0.50%	600,848	0.08%
7,500,000	11/25/16	Pricoa Global Funding I	1.15%	7,484,700	1.01%
2,498,000	12/1/15	Travelers Companies, Inc.	5.50%	2,612,614	0.35%
Manufacturing
600,000	2/19/15	Caterpillar Financial Services Corporation	0.30%	600,286	0.08%
1,000,000	3/3/17	Caterpillar Financial Services Corporation	0.46%	998,874	0.13%
5,390,000	11/2/15	Eaton Corporation	0.95%	5,403,782	0.73%
1,500,000	3/9/15	John Deere Capital Corporation	2.95%	1,520,722	0.21%
2,400,000	6/15/15	John Deere Capital Corporation	0.36%	2,401,016	0.32%
500,000	10/11/16	John Deere Capital Corporation	0.52%	500,920	0.07%
Media
2,945,000	4/15/16	NBCUniversal Media, LLC	0.77%	2,946,069	0.40%

The accompanying notes are an integral part of these consolidated financial statements.

F -6

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2014

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Retail
$700,000	5/18/16	Walgreens Boots Alliance, Inc.	0.68%	$700,563	0.09%
Software
1,400,000	7/7/17	Oracle Corporation	0.43%	1,397,943	0.19%
Telecommunication
694,000	8/15/15	AT&T Inc.	2.50%	708,047	0.10%
1,500,000	8/15/16	AT&T Inc.	2.40%	1,543,195	0.21%
3,000,000	9/3/15	Cisco Systems, Inc.	0.28%	3,000,766	0.40%
5,750,000	9/15/16	Verizon Communications Inc.	1.77%	5,880,733	0.79%
1,700,000	11/1/16	Verizon Communications Inc.	2.00%	1,730,594	0.23%
Total U.S. corporate notes (cost: $209,714,377)				208,862,490	28.17%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$4,500,000	11/18/16	Volkswagen International Finance N.V.	0.67%	4,505,496	0.61%
Banks
800,000	1/22/16	ABN AMRO Bank N.V.	1.38%	808,094	0.11%
1,000,000	1/13/15	Australia and New Zealand Banking Group Ltd	3.70%	1,018,133	0.14%
3,950,000	5/7/15	Australia and New Zealand Banking Group Ltd	0.43%	3,955,079	0.53%
4,100,000	9/24/15	Bank of Montreal	0.51%	4,104,827	0.55%
2,000,000	9/11/15	Bank of Tokyo-Mitsubishi UFJ, Ltd.	2.45%	2,035,808	0.27%
4,740,000	3/19/15	Commonwealth Bank of Australia	3.50%	4,817,109	0.64%
3,700,000	5/24/16	HSBC Bank PLC	3.10%	3,831,991	0.52%
5,650,000	9/25/15	ING Bank N.V.	2.00%	5,729,740	0.77%
3,050,000	9/25/15	ING Bank N.V.	1.89%	3,077,627	0.42%
1,500,000	9/1/15	ING Group, N.V.	3.00%	1,535,940	0.21%
1,500,000	7/27/15	Macquarie Bank Limited	3.45%	1,545,857	0.21%
2,000,000	12/9/16	National Australia Bank Limited	0.49%	1,999,764	0.27%
1,200,000	5/13/16	Nordea Bank AB	0.88%	1,200,334	0.16%
3,431,000	3/11/15	Rabobank Nederland	3.20%	3,481,703	0.47%
1,250,000	7/18/15	Sumitomo Mitsui Banking Corporation	1.35%	1,263,486	0.17%
1,000,000	9/23/16	Svenska Handelsbanken AB (publ)	0.72%	1,003,919	0.14%
5,000,000	5/1/15	Toronto-Dominion Bank	0.41%	5,006,156	0.68%
2,200,000	1/15/15	UBS AG	3.88%	2,241,635	0.30%
2,000,000	9/25/15	Westpac Banking Corporation	1.01%	2,010,667	0.27%
Beverages
1,000,000	10/1/15	Heineken N.V.	0.80%	1,003,115	0.14%
Energy
2,100,000	3/10/15	BP Capital Markets P.L.C.	3.88%	2,137,831	0.29%
750,000	3/11/16	BP Capital Markets P.L.C.	3.20%	776,736	0.10%
4,800,000	5/9/16	CNOOC Finance (2013) Limited	1.13%	4,790,088	0.64%
8,000,000	6/2/17	Enbridge Inc.	0.68%	7,950,957	1.07%
1,500,000	3/2/15	TransCanada PipeLines Limited	0.88%	1,505,135	0.20%
1,000,000	1/15/16	TransCanada PipeLines Limited	0.75%	1,001,178	0.14%

The accompanying notes are an integral part of these consolidated financial statements.

F -7

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2014

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Healthcare
$2,550,000	5/29/15	Covidien International Finance S.A.	1.35%	$2,560,713	0.35%
Insurance
1,200,000	9/17/15	Manulife Financial Corporation	3.40%	1,233,395	0.17%
Pharmaceutical
4,200,000	3/17/15	Takeda Pharmaceutical Co Ltd	1.03%	4,217,260	0.57%
Telecommunication
1,300,000	4/11/16	Deutsche Telekom International Finance B.V.	3.13%	1,341,433	0.18%
1,000,000	9/16/15	Orange	2.13%	1,014,535	0.14%
5,600,000	4/27/15	Telefonica Emisiones, S.A.U.	3.73%	5,684,276	0.76%
Transportation
4,500,000	10/28/16	Kansas City Southern de Mexico, S.A. de C.V.	0.93%	4,517,931	0.61%
Total foreign corporate notes (cost: $95,623,193)				94,907,948	12.80%
Total corporate notes (cost: $305,337,570)				303,770,438	40.97%

U.S. Asset Backed Securities
Automotive
$525,000	6/15/17	Ally Master Owner Trust	1.21%	526,800	0.07%
795,787	10/20/16	Ally Auto Receivables Trust 2014-SN1	0.52%	795,858	0.11%
500,000	4/9/18	Americredit Automobile Receivables Trust 2014-4	0.56%	500,186	0.07%
718,153	1/15/21	ARI Fleet Lease Trust 2012-B	0.46%	717,483	0.10%
1,000,000	9/15/17	BMW Manufacturing Co., LLC	0.56%	1,000,987	0.13%
990,000	6/20/17	Capital Auto Receivables Asset Trust 2013-1	0.79%	990,546	0.13%
1,800,000	2/15/18	Carmax Auto Owner Trust 2014-4	0.67%	1,798,570	0.24%
149,691	3/20/19	Enterprise Fleet Financing, LLC	1.06%	150,183	0.02%
2,000,000	8/15/17	Ford Credit Auto Owner Trust 2014-C	0.61%	1,997,674	0.27%
950,000	5/15/17	Honda Auto Receivables 2013-3 Owner Trust	0.77%	951,142	0.13%
2,000,000	9/18/17	Honda Auto Receivables 2013-4 Owner Trust	0.69%	1,998,994	0.27%
1,900,000	11/15/17	Hyundai Auto Lease Securitization Trust 2014-B	0.98%	1,897,427	0.26%
1,100,000	6/15/17	Nissan Auto Receivables 2014-B Owner Trust	0.60%	1,099,819	0.15%
1,400,490	8/15/17	Santander Drive Auto Receivables Trust 2014-3	0.54%	1,400,350	0.19%
285,000	4/16/18	Santander Drive Auto Receivables Trust 2014-5	0.56%	285,078	0.04%
55,000	8/15/17	Volvo Finl Equip LLC Series 2012-1	1.51%	55,273	0.01%
Commerial mortgages
510,119	5/10/45	Banc of America Commercial Mortgage Trust 2006-2	5.73%	539,705	0.07%
Credit cards
1,000,000	1/15/20	BA Credit Card Trust	0.45%	998,973	0.13%
1,830,000	8/15/18	Barclays Dryrock Issuance Trust	0.64%	1,829,607	0.25%
1,500,000	11/15/18	Capital One Multi-Asset Execution Trust	0.63%	1,499,240	0.20%
2,000,000	9/16/19	Capital One Multi-Asset Execution Trust	0.96%	1,993,487	0.27%
1,030,000	10/16/17	Chase Issuance Trust	0.31%	1,029,070	0.14%
1,185,000	6/15/18	GE Capital Credit Card Master Note Trust	0.95%	1,187,398	0.16%
Other
1,500,000	8/15/18	CNH Equipment Trust 2013-B	0.69%	1,500,775	0.20%
500,000	7/20/19	GE Dealer Floorplan Master Not	0.55%	499,111	0.07%

The accompanying notes are an integral part of these consolidated financial statements.

F -8

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2014

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Asset Backed Securities (continued)
Face Value	Maturity Date	Name	Yield[1]
Student loans
$106,439	5/16/22	Navient Private Ed Loan Trust 2014-A	0.64%	$106,345	0.01%
90,094	8/15/25	SLM Private Education Loan Trust 2012-A	1.56%	90,748	0.01%
763,940	12/15/21	SLM Private Education Loan Trust 2012-B	1.26%	765,617	0.10%
371,170	8/15/23	SLM Private Education Loan Trust 2012-C	1.26%	372,519	0.05%
486,984	10/16/23	SLM Private Education Loan Trust 2012-E	0.91%	487,559	0.07%
Total U.S. asset backed securities (cost: $29,095,158)				29,066,524	3.92%
Total investments in securities (cost: $432,077,493)				$430,462,588	58.05%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,750,000	2/11/15	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.33%	$1,755,446	0.24%
2,000,000	5/12/15	Industrial and Commercial Bank of China Ltd	0.72%	2,002,760	0.27%
3,000,000	9/4/15	Lloyds Bank plc	0.48%	3,005,530	0.41%
2,000,000	2/24/15	Norinchukin Bank	0.20%	2,000,458	0.26%
1,200,000	3/3/15	Standard Chartered Bank	0.35%	1,203,781	0.16%
2,800,000	1/13/15	Sumitomo Mitsui Banking Corporation	0.36%	2,810,027	0.38%
Total U.S. certificates of deposit (cost: $12,750,000)				12,778,002	1.72%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,000,000	10/23/15	Bank of Nova Scotia	0.48%	2,004,887	0.27%
2,200,000	5/9/16	Bank of Nova Scotia	0.42%	2,200,678	0.29%
2,000,000	11/16/15	Canadian Imperial Bank of Commerce	0.33%	2,000,246	0.27%
1,000,000	1/7/15	China Construction Bank Corporation	0.55%	1,001,363	0.14%
1,000,000	4/6/15	China Construction Bank Corporation	0.75%	1,002,251	0.14%
1,000,000	1/15/15	Credit Suisse Group AG	0.63%	1,001,423	0.13%
2,500,000	5/15/15	Credit Suisse Group AG	0.53%	2,501,385	0.34%
3,000,000	7/23/15	Deutsche Bank AG	0.55%	3,003,512	0.40%
1,400,000	2/25/15	Rabobank Nederland	0.28%	1,400,456	0.19%
Total foreign certificates of deposit (cost: $16,098,010)				16,116,201	2.17%

Total certificates of deposit (cost: $28,848,010)				$28,894,203	3.89%

The accompanying notes are an integral part of these consolidated financial statements.

F -9

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2014

Description	Fair Value	% of Partners' Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$(1,185,132)	(0.15)%
Currencies	(106,053)	(0.01)%
Energy	(1,530,775)	(0.21)%
Equity indices	2,610,713	0.35%
Interest rate instruments	538,929	0.07%
Metals	(6,726,433)	(0.91)%
Single stock futures	510,768	0.07%
Net unrealized gain (loss) on open long U.S. futures contracts	(5,887,983)	(0.79)%

Short U.S. Futures Contracts
Agricultural commodities	3,070,083	0.42%
Currencies	4,168,170	0.56%
Energy[2]	10,683,171	1.44%
Equity indices	(747,654)	(0.10)%
Interest rate instruments	49,057	0.01%
Metals	6,476,573	0.87%
Single stock futures	(113,845)	(0.02)%
Net unrealized gain (loss) on open short U.S. futures contracts	23,585,555	3.18%

Total U.S. Futures Contracts - Net unrealized gain (loss) on open U.S. futures contracts	17,697,572	2.39%

Long Foreign Futures Contracts
Agricultural commodities	92,841	0.01%
Currencies	(77,868)	(0.01)%
Energy	10,646	0.00%
Equity indices	2,888,385	0.39%
Interest rate instruments[2]	13,765,795	1.86%
Metals	15,039	0.00%
Single stock futures	8,438	0.00%
Net unrealized gain (loss) on open long foreign futures contracts	16,703,276	2.25%

Short Foreign Futures Contracts
Agricultural commodities	(27,578)	(0.00)%
Currencies	25,247	0.00%
Energy	453,431	0.06%
Equity indices	(571,693)	(0.08)%
Interest rate instruments	(855,830)	(0.11)%
Net unrealized gain (loss) on open short foreign futures contracts	(976,423)	(0.13)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	15,726,853	2.12%

Net unrealized gain (loss) on open futures contracts	$33,424,425	4.51%

The accompanying notes are an integral part of these consolidated financial statements.

F -10

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2014

	Description	Fair Value	% of Partners' Capital (Net Asset Value)

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
	Long	$(4,864,209)	(0.66)%
	Short	6,150,586	0.83%
Net unrealized gain (loss) on open U.S. forward currency contracts		1,286,377	0.17%

Foreign Forward Currency Contracts
	Long	201,411	0.03%
	Short	(2,897,045)	(0.39)%
Net unrealized gain (loss) on open foreign forward currency contracts		(2,695,634)	(0.36)%

Net unrealized gain (loss) on open forward currency contracts		$(1,409,257)	(0.19)%
INVESTMENT IS SWAP CONTRACT
Maturity Date	Name
4/1/19	Deutsche Bank, AG Total Return	$20,568,314	2.77%

Total investment in swap contract (cost: $12,500,000)		$20,568,314	2.77%

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

F -11

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

F -12

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

F -13

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

F -14

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2013

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Energy (continued)
$2,000 ,000	8/15/14	Public Service Electric and Gas Company	5.00%	$2,093,454	0.24%
2,000,000	8/15/14	Public Service Electric and Gas Company	0.85%	2,012,144	0.23%
2,328,000	3/15/14	Sempra Energy	1.00%	2,332,395	0.26%
Food
6,000,000	6/4/15	Kraft Foods Group, Inc.	1.63%	6,090,293	0.69%
4,500,000	10/17/16	Kroger Co.	0.80%	4,499,780	0.51%
Healthcare
600,000	12/11/14	Baxter International Inc.	0.41%	600,903	0.07%
3,500,000	3/15/15	Medtronic, Inc.	3.00%	3,642,140	0.41%
675,000	11/30/14	Zimmer Holdings, Inc.	1.40%	680,182	0.08%
Diversified Financial Services
11,122,000	3/20/15	American International Group, Inc.	3.00%	11,529,028	1.32%
1,500,000	2/11/15	Berkshire Hathaway Inc.	3.20%	1,564,714	0.18%
4,000,000	9/30/15	Jackson National Life Global Funding	0.60%	4,011,869	0.46%
4,450,000	6/11/14	Pricoa Global Funding I	5.45%	4,558,646	0.52%
600,000	8/19/15	Pricoa Global Funding I	0.51%	601,286	0.07%
1,000,000	9/19/14	Principal Life Global Funding II	0.40%	1,000,999	0.11%
2,498,000	12/1/15	Travelers Companies, Inc.	5.50%	2,736,470	0.31%
Manufacturing
4,000,000	11/2/15	Eaton Corporation	0.95%	4,021,548	0.46%
3,750,000	10/9/15	General Electric Company	0.85%	3,776,423	0.43%
Media
2,900,000	4/30/15	NBCUniversal Media, LLC	3.65%	3,037,184	0.34%
1,445,000	4/15/16	NBCUniversal Media, LLC	0.78%	1,448,195	0.16%
1,150,000	9/15/14	Viacom Inc.	4.38%	1,194,807	0.14%
4,600,000	2/11/15	Walt Disney Company	0.23%	4,600,598	0.52%
Mining
1,140,000	5/1/14	Rio Tinto Finance (USA) Limited	8.95%	1,187,971	0.13%
Pharmaceuticals
5,150,000	11/6/15	AbbVie Inc.	1.00%	5,197,960	0.59%
975,000	2/12/15	Express Scripts Holding Company	2.10%	997,404	0.11%
4,275,000	2/10/14	Novartis Capital Corporation	4.13%	4,362,322	0.50%
REITs
2,400,000	5/15/14	Simon Property Group, L.P.	6.75%	2,437,512	0.28%
1,000,000	8/15/14	Simon Property Group, L.P.	5.63%	1,044,933	0.12%
Retail
1,800,000	1/15/14	AutoZone, Inc.	6.50%	1,857,458	0.21%
Telecommunications
960,000	9/15/14	AT&T Inc.	5.10%	1,005,014	0.11%
8,050,000	2/13/15	AT&T Inc.	0.88%	8,127,393	0.92%
1,040,000	8/15/15	AT&T Inc.	2.50%	1,077,586	0.12%
2,250,000	3/28/14	Verizon Communications Inc.	0.86%	2,253,042	0.26%
4,575,000	3/6/15	Verizon Communications Inc.	0.44%	4,570,512	0.52%
4,000,000	9/15/16	Verizon Communications Inc.	1.77%	4,128,792	0.47%
Total U.S. corporate notes (cost: $252,246,718)				250,957,531	28.50%

The accompanying notes are an integral part of these consolidated financial statements.

F -15

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2013

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$3,000,000	3/21/14	Volkswagen Int'l Finance N.V.	1.00%	$3,004,676	0.34%
10,000,000	11/18/16	Volkswagen Int'l Finance N.V.	0.68%	10,017,381	1.14%
Banks
1,000,000	1/13/15	Australia and New Zealand Banking Group	3.70%	1,049,841	0.12%
3,950,000	5/7/15	Australia and New Zealand Banking Group	0.44%	3,955,928	0.45%
4,100,000	9/24/15	Bank of Montreal	0.50%	4,102,607	0.47%
1,800,000	7/10/14	Barclays Bank PLC	5.20%	1,889,402	0.21%
2,740,000	3/19/15	Commonwealth Bank of Australia	3.50%	2,863,444	0.33%
5,000,000	4/14/14	Danske Bank A/S	1.29%	5,020,114	0.57%
400,000	1/17/14	HSBC Bank PLC	1.04%	401,025	0.04%
4,000,000	6/9/14	ING Bank N.V.	1.64%	4,025,891	0.46%
1,500,000	6/9/14	ING Bank N.V.	2.38%	1,514,839	0.17%
5,350,000	9/25/15	ING Bank N.V.	2.00%	5,458,302	0.62%
3,050,000	9/25/15	ING Bank N.V.	1.89%	3,111,067	0.35%
1,175,000	4/11/14	National Australia Bank Limited	2.25%	1,187,388	0.13%
600,000	3/20/15	Nordea Bank AB	2.25%	615,818	0.07%
2,000,000	5/13/14	Rabobank Nederland	4.20%	2,038,986	0.23%
3,431,000	3/11/15	Rabobank Nederland	3.20%	3,571,331	0.41%
7,650,000	3/18/16	Rabobank Nederland	0.72%	7,679,537	0.87%
4,190,000	11/18/14	Standard Chartered PLC	5.50%	4,386,735	0.50%
5,000,000	5/1/15	Toronto-Dominion Bank	0.42%	5,007,986	0.57%
2,200,000	1/15/15	UBS AG	3.88%	2,313,791	0.26%
Energy
8,600,000	11/14/14	Canadian Natural Resources Ltd	1.45%	8,673,728	0.99%
4,800,000	5/9/16	CNOOC Finance (2013) Limited	1.13%	4,802,760	0.55%
1,000,000	1/26/14	Electricite de France	5.50%	1,026,421	0.12%
3,602,000	3/15/14	EOG Resources Canada Inc.	4.75%	3,685,544	0.42%
1,500,000	3/2/15	TransCanada PipeLines Limited	0.88%	1,508,699	0.17%
Food
600,000	12/5/14	Tesco PLC	2.00%	608,424	0.07%
Multi-national
4,000,000	2/26/15	International Finance Corporation	0.38%	4,004,804	0.45%
Pharmaceuticals
10,150,000	3/17/15	Takeda Pharmaceutical Co Ltd	1.03%	10,240,862	1.16%
8,500,000	3/21/14	Teva Pharmaceutical Finance III BV	0.75%	8,513,655	0.97%
Telecommunications
1,815,000	3/1/14	America Movil, S.A.B. de C.V.	5.50%	1,862,021	0.21%
2,270,000	7/8/14	Orange	4.38%	2,360,619	0.27%
2,100,000	6/10/14	Vodafone Group PLC	4.15%	2,138,585	0.24%
Transportation
4,000,000	10/28/16	Kansas City Southern de Mexico	0.94%	4,066,942	0.46%

Total foreign corporate notes (cost: $127,072,938)				126,709,153	14.39%
Total corporate notes (cost: $379,319,656)				377,666,684	42.89%
Total investments in securities (cost: $533,207,354)				$530,922,246	60.30%

The accompanying notes are an integral part of these consolidated financial statements.

F -16

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

F -17

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

F -18

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Gain (Loss) from Trading Activity
Net realized gain (loss)	$107,984,227	$4,337,000	$5,921,868
Net change in unrealized gain (loss)	1,433,793	20,908,815	(20,940,649)
Brokerage commissions and trading expenses	(4,832,579)	(4,142,902)	(5,325,660)
Net gain (loss) from trading activity	104,585,441	21,102,913	(20,344,441)

Income (loss)
Interest income	6,215,802	9,881,356	14,949,610
Net realized and change in unrealized gain (loss) on securities and certificates of deposit	(3,923,772)	(5,227,361)	604,877
Total income (loss)	2,292,030	4,653,995	15,554,487
Expenses
Trading Advisor management fees	10,863,419	16,692,370	21,972,275
Trading Advisor incentive fees	15,970,061	550,930	9,265,699
Cash Manager fees	518,322	821,125	967,194
General Partner management and performance fees	11,605,429	16,673,886	23,063,055
General Partner 1% allocation	538,285	(283,366)	(847,505)
Selling Agent fees – General Partner	10,438,411	14,343,627	18,152,168
Administrative expenses – General Partner	2,723,743	5,011,567	6,540,116
Investment Manager fees	554,872	—	—
Distribution (12b-1) fees	628	—	—
Operating services fee	221,949	—	—
Total expenses	53,435,119	53,810,139	79,113,002

Net investment income (loss)	(51,143,089)	(49,156,144)	(63,558,515)
Net income (loss)	53,442,352	(28,053,231)	(83,902,956)
Less: net income attributable to non-controlling interest	(151,622)	—	—
Net Income (Loss) attributable to the Fund	$53,290,730	$(28,053,231)	$(83,902,956)

	Class A Units			Class B Units
	2014	2013	2012	2014	2013	2012
Increase (decrease) in net asset value per unit for the year	$299.79	$(114.32)	$(298.62)	$533.83	$(55.38)	$(302.18)

Net income (loss) per unit†	$265.09	$(129.83)	$(297.67)	$464.20	$(99.50)	$(298.54)

Weighted average number of units outstanding	118,107.6143	159,208.4586	187,234.0655	46,874.3994	73,258.8516	93,959.2854

	Class I Units
	2014	2013	2012
Increase (decrease) in net asset value per unit for the year	$94.56	$(2.33)	$(87.25)

Net income (loss) per unit†	$71.42	$(18.46)	$(86.70)

Weighted average number of units outstanding	3,123.6227	5,107.1020	1,369.3761

† (based on weighted average number of units outstanding during the year)

The accompanying notes are an integral part of these consolidated financial statements.

F -19

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows

Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Cash flows from operating activities
Net income (loss)	$53,442,352	$(28,053,231)	$(83,902,956)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from trading activity	(1,433,793)	(20,908,815)	20,940,649
Purchase of swap contract	(12,500,000)	—	—
Purchases of securities and certificates of deposit	(881,880,084)	(1,442,002,615)	(2,224,707,216)
Proceeds from disposition of securities and certificates of deposit	992,150,314	1,631,677,633	2,548,622,673
Net realized and change in unrealized (gain) loss on securities and certificates of deposit	3,923,772	5,227,361	(604,877)
Changes in
Trading Advisor management fees payable	(1,300,277)	445,166	6,339
Trading Advisor incentive fees payable	10,799,168	177,898	—
Commissions and other trading fees payable on open contracts	1,491	(133,511)	76,104
Cash Manager fees payable	(53,634)	(142,638)	(57,487)
General Partner management and performance fees payable	(214,935)	(490,402)	(563,420)
General Partner 1% allocation receivable/payable	821,651	564,139	509,190
Selling Agent fees payable – General Partner	(178,062)	(364,755)	(204,224)
Administrative expenses payable – General Partner	(161,486)	(146,141)	(85,531)
Investment Manager fee payable	74,621	—	—
Distribution (12b-1) fees payable	321	—	—
Operating services fee payable	29,848	—	—
Net cash provided by (used in) operating activities	163,521,267	145,850,089	260,029,244

Cash flows from financing activities
Subscriptions	36,935,294	62,230,923	128,390,810
Subscriptions received in advance	2,577,065	2,399,374	9,060,642
Redemptions	(264,469,560)	(431,734,922)	(260,111,011)
Non-controlling interest – subscriptions	7,168,316	—	—
Non-controlling interest – redemptions	(247,270)	—	—
Net cash provided by (used in) financing activities	(218,036,135)	(367,104,625)	(122,659,559)

Net increase (decrease) in cash and cash equivalents	(54,514,888)	(221,254,536)	137,369,685
Cash and cash equivalents, beginning of year	311,962,117	533,216,653	395,846,968
Cash and cash equivalents, end of year	$257,447,229	$311,962,117	$533,216,653

End of year cash and cash equivalents consists of
Cash in broker trading accounts	$227,546,450	$289,217,101	$509,692,323
Cash and cash equivalents	29,900,779	22,745,016	23,524,330
Total end of year cash and cash equivalents	$257,447,229	$311,962,117	$533,216,653

Supplemental disclosure of cash flow information
Prior year redemptions paid	$36,130,211	$41,157,564	$22,127,237
Prior year subscriptions received in advance	$2,399,374	$9,060,642	$15,876,320

Supplemental schedule of non-cash financing activities
Redemptions payable	$10,423,609	$36,130,211	$41,157,564

The accompanying notes are an integral part of these consolidated financial statements.

F -20

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2014, 2013 and 2012

	Class A		Class B		Class I		Non-Controlling Interest
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Total
Balance at December 31, 2011	192,640.4151	$872,169,401	99,309.8890	$610,486,703	—	$—	—	$—	$1,482,656,104
Net income (loss)		(55,733,401)		(28,050,832)		(118,723)		—	(83,902,956)
Subscriptions	19,402.6294	87,181,985	9,224.0743	56,830,734	254.4114	254,411	—	—	144,267,130
Redemptions	(32,608.1852)	(144,543,605)	(22,169.2158)	(134,597,733)	—	—	—	—	(279,141,338)
Transfers	(1,226.8713)	(5,463,892)	545.6155	3,331,999	2,229.9294	2,131,893	—	—	—
Balance December 31, 2012	178,207.9880	753,610,488	86,910.3630	508,000,871	2,484.3408	2,267,581	—	—	1,263,878,940
Net income (loss)		(20,670,026)		(7,288,937)		(94,268)		—	(28,053,231)
Subscriptions	10,050.4027	42,154,405	4,492.7783	26,097,015	3,305.6618	3,040,145	—	—	71,291,565
Redemptions	(51,241.6356)	(211,357,077)	(37,455.7015)	(214,393,808)	(1,114.4090)	(956,684)	—	—	(426,707,569)
Transfers	(3,221.7139	(13,236,395)	2,299.0022	13,236,395	—	—	—	—	—
Balance December 31, 2013	133,795.0412	550,501,395	56,246.4420	325,651,536	4,675.5936	4,256,774	—	—	880,409,705
Net income (loss)		31,308,587		21,759,061		223,082		151,622	53,442,352
Subscriptions	5,990.5800	24,482,676	2,381.0576	13,851,948	993.3066	1,000,044	—	7,377,716	46,712,384
Redemptions	(32,878.7600)	(134,543,605)	(17,689.8054)	(102,195,146)	(2,229.9294)	(2,024,207)	—	(247,270)	(239,010,228)
Transfers	(832.8498)	(3,505,334)	585.2723	3,505,334	—	—	—	—	—
Balance December 31, 2014	106,074.0114	$468,243,719	41,522.9665	$262,572,733	3,438.9708	$3,455,693	—	$7,282,068	$741,554,213

Net Asset Value per Unit

	Class A	Class B	Class I

December 31, 2014	$4,414.30	$6,323.56	$1,004.98
December 31, 2013	4,114.51	5,789.73	910.42
December 31, 2012	4,228.83	5,845.11	912.75

F -21

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

Prior to 2012, the Fund was an investor in the Steben Institutional Fund LLC (“SIF”), whose manager was the General Partner. Similar to the Fund, SIF used professional commodity trading advisors to engage in the speculative trading of futures and forward currency contracts traded in the U.S. and internationally. SIF traded within six major market sectors: agricultural commodities, currencies, energy, equity indices, interest rate instruments and metals. During 2012, the General Partner liquidated SIF, and all of the assets of SIF were transferred to the Fund.

During 2014, the Fund purchased $58.5 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFF”). SMFF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the "1940 Act"), as an open-end management investment company. SMFF issues four classes of shares: Class A, C, I and N. At December 31, 2014, the Fund owned a majority of the outstanding shares of SMFF and therefore had effective control of that entity. Accordingly, the assets, liabilities and operating results of SMFF have been consolidated with the Fund. The portion of SMFF that is not owned by the Fund is presented as the non-controlling interest. SMFF has a similar investment strategy to the Fund, except that it uses a total return swap with Deutsche Bank AG to obtain access to the returns of select commodity trading advisors. The General Partner serves as the investment manager of SMFF.

Significant Accounting Policies

Accounting Principles

The Fund’s consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

F -22

Consolidation

The accompanying consolidated financial statements include the accounts of the Fund, SIF and SMFF, for which the Fund was the majority shareholder. Intercompany accounts and transactions have been eliminated in consolidation.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2014 and 2013, there were no such transfers between levels.

A description of the valuation techniques applied to the Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows.

F -23

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

The investment in a money market fund, included in cash and cash equivalents in the consolidated statements of financial condition, and futures contracts, all of which are exchange-traded, are valued using quoted market prices for identical assets and are classified within Level 1. The fair values of forward currency contracts are based upon third-party quoted dealer values on the interbank market and are classified within Level 2. The fair value of the swap investment is based on quoted market prices for the underlying contracts of the trading advisor programs within the swap and is classified within Level 2.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through December 31, 2014. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2011.

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

Swap Agreement

Through its investment in SMFF, the Fund has entered into a total return swap with Deutsche Bank AG. This two-party contract was entered in to exchange, or swap, the returns realized on a basket of CTA programs. Under the terms of the swap agreement, the investment manager of SMFF has the ability to periodically adjust the notional level of the swap, the notional allocation to each CTA program and the mix of CTA programs. The swap was effective April 2, 2014 and has a term of five years, with certain early termination provisions. The swap includes a 0.50% fee to Deutsche Bank AG.

At December 31, 2014, the notional value of the swap was $81,216,511 and SMFF had provided $12,496,500 as collateral. During the year ended December 31, 2014, the swap had an appreciation in fair value of $8,068,314.

Reclassification

Certain amounts in the 2013 and 2012 consolidated financial statements have been reclassified to conform to the 2014 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

New Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that replaces the existing accounting standards for revenue recognition. The guidance requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. The standard is effective beginning the first quarter of the Fund’s 2018 fiscal year (with limited early adoption options). The Fund does not expect any material change as a result of implanting this new standard.

Business Combinations

In November 2014, the FASB issued guidance that supplements existing accounting standards for business combinations. The guidance provides an acquired entity with an option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. This standard is effective beginning the first quarter of the Fund’s 2015 fiscal year. The Fund is currently evaluating the impact of this accounting pronouncement.

In December 2014, the FASB issued guidance that supplements existing accounting standards for business combinations. The guidance provides clarification concerning accounting for identifiable intangible assets in a business combination. This standard is effective beginning the first quarter of the Fund’s 2016 fiscal year (with early adoption permitted). The Fund is currently evaluating the impact of this accounting pronouncement.

F -24

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At December 31, 2014
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$33,424,425	$—	$33,424,425
Net unrealized gain (loss) on open forward currency contracts*	—	(1,409,257)	(1,409,257)
Investment in swap*	—	20,568,314	20,568,314
Cash and cash equivalents:
Money market fund	11,400,634	—	11,400,634
Investments in securities:
U.S. Treasury securities*	39,378,298	—	39,378,298
U.S. government sponsored enterprise notes*	—	2,000,951	2,000,951
Asset backed securities*	—	29,066,524	29,066,524
Commercial paper*	—	56,246,377	56,246,377
Corporate notes*	—	303,770,438	303,770,438
Certificates of deposit*	—	28,894,203	28,894,203
Total	$84,203,357	$439,137,550	$523,340,907

*See the consolidated condensed schedule of investments for further description.

At December 31, 2013
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$37,958,108	$—	$37,958,108
Net unrealized gain (loss) on open forward currency contracts*	—	695,075	695,075
Investment in swap*	—	—	—
Cash and cash equivalents:
Money market fund	6,338,530	—	6,338,530
Investments in securities:
U.S. Treasury securities*	88,102,079	—	88,102,079
Commercial paper*	—	65,153,483	65,153,483
Corporate notes*	—	377,666,684	377,666,684
Certificates of deposit*	—	42,625,053	42,625,053
Total	$132,398,717	$486,140,295	$618,539,012

*See the consolidated condensed schedule of investments for further description.

There were no Level 3 holdings at December 31, 2014 and 2013, or during the years then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

F -25

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At December 31, 2014 and 2013, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

December 31, 2014	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$3,586,791	$(1,636,577)	$1,950,214
Currencies	4,725,746	(716,250)	4,009,496
Energy	11,263,597	(1,647,124)	9,616,473
Equity indices	8,159,156	(3,979,405)	4,179,751
Interest rate instruments	16,531,993	(3,034,042)	13,497,951
Metals	6,662,967	(6,897,788)	(234,821)
Single stock futures	619,062	(213,701)	405,361
Net unrealized gain (loss) on open futures contracts	$51,549,312	$(18,124,887)	$33,424,425

Net unrealized gain (loss) on open forward currency contracts	$9,242,604	$(10,651,861)	$(1,409,257)
Investment in swap contract*	$20,568,314	$—	$20,568,314

*At December 31, 2014, the sector exposure of the CTA indices underlying the swap was:

Agricultural commodities	5%
Currencies	30%
Energy	2%
Equity indices	12%
Interest rate instruments	45%
Metals	6%
Total	100%

At December 31, 2014, there were 63,480 open futures contracts and 2,160 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2014 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
JP Morgan Securities, LLC	$5,521,276	$—	$—	$5,521,276
Société Générale Newedge UK Limited*	(2,696,108)	—	—	(2,696,108)
SG Americas Securities, LLC**	27,903,149	—	—	27,903,149
UBS AG	1,286,851	—	—	1,286,851
Deutsche Bank AG	20,568,314	—	—	20,568,314
Total	$52,583,482	$—	$—	$52,583,482

*formerly Newedge UK Financial Ltd

**formerly Newedge USA, LLC

December 31, 2013	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$5,823,273	$(1,905,881)	$3,917,392
Currencies	8,479,775	(793,925)	7,685,850
Energy	1,961,940	(1,941,715)	20,225
Equity indices	25,256,880	(391,244)	24,865,636
Interest rate instruments	5,523,958	(5,895,183)	(371,225)
Metals	10,448,475	(9,156,794)	1,291,681
Single stock futures	617,785	(69,236)	548,549
Net unrealized gain (loss) on open futures contracts	$58,112,086	$(20,153,978)	$37,958,108

Net unrealized gain (loss) on open forward currency contracts	$5,818,188	$(5,123,113)	$695,075

At December 31, 2013, there were 64,196 open futures contracts and 2,271 open forward currency contracts.

F -26

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2013 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
JP Morgan Securities, LLC	$11,027,627	$—	$—	$11,027,627
Société Générale Newedge UK Limited*	639,551	—	—	639,551
SG Americas Securities, LLC**	26,930,481	—	—	26,930,481
UBS AG	55,524	—	—	55,524
Deutsche Bank AG	—	—	—	—
Total	$38,653,183	$—	$—	$38,653,183

*formerly Newedge UK Financial Ltd

**formerly Newedge USA, LLC

For the years ended December 31, 2014, 2013 and 2012, the Fund’s futures and forwards contracts had the following impact on the consolidated statements of operations:

	2014		2013
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$10,236,600	$(1,967,178)	$321,517	$1,793,957
Currencies	19,428,267	(3,676,354)	(967,139)	2,706,648
Energy	608,729	9,596,248	(47,484,893)	(936,879)
Equity indices	(4,992,852)	(20,685,885)	109,640,028	20,551,449
Interest rate instruments	82,550,996	13,869,176	(60,300,646)	(4,766,790)
Metals	(5,437,863)	(1,526,502)	13,269,933	6,037,761
Single stock futures	1,656,587	(143,188)	3,128,407	453,989
Total futures contracts	104,050,464	(4,533,683)	17,607,207	25,840,135

Forward currency contracts	5,547,105	(2,104,332)	(13,877,094)	(4,931,320)

Investment in swap contract	(3,500)	8,071,808	—	—
Total futures, forward currency and swap contracts	$109,594,069	$1,433,793	$3,730,113	$20,908,815

	2012
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(25,357,049)	$4,089,884
Currencies	(11,828,618)	(4,842,382)
Energy	(24,394,073)	(6,450,552)
Equity indices	33,424,360	2,010,678
Interest rate instruments	84,220,448	(18,400,910)
Metals	(37,468,401)	(2,777,222)
Single stock futures	2,201,661	74,850
Total futures contracts	20,798,328	(26,295,654)

Forward currency contracts	(15,172,716)	5,355,005

Total futures and forward currency contracts	$5,625,612	$(20,940,649)

F -27

For the years ended December 31, 2014, 2013 and 2012, the number of futures contracts closed was 1,408,130, 1,228,562, and 1,455,435, respectively, and the number of forward currency contracts closed was 36,568, 42,952 and 43,075, respectively.

4.	General Partner

At December 31, 2014, 2013 and 2012, and for the years then ended, the General Partner did not maintain a capital balance in the Fund; however, the beneficiary of the majority shareholder of the General Partner had the following investment:

	2014	2013	2012
Class of Units	I	I	I
Units Owned	254.4114	254.4114	254.4114
Value of Units	$255,679	$231,622	$232,214

The General Partner earns the following compensation:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A and Class B Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A and Class B Units, payable in arrears. Prior to June 1, 2012, the general partner management fee was 1.75% per annum. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.
▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units calculated monthly. The general partner performance fee is payable quarterly in arrears.
▪	Management fee – SMFF incurs a monthly fee equal to 1/12th of 1.25% of the month-end net asset value of the trust, payable in arrears to the investment manager.

▪	Distribution (12b-1) fee – SMFF incurs a monthly 12b-1 fee of 1/12th of 0.25% of the month-end net asset value of the Class A and N shares, and 1/12th of 1% of the month-end value of the Class C shares.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units and such amounts are included in Selling Agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fee are retained by the General Partner.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units and such amounts are included in Selling Agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fee are retained by the General Partner.

▪	Operating Services Fee – SMFF incurs a monthly fee equal to 1/12th of 0.5% of the month-end net asset value of the trust, payable to the investment manager. The investment manager, in turn, pays the operating expenses of the trust, pursuant to an operating services agreement between the parties.

▪	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the fund, payable in arrears to the General Partner. The General Partner, in turn, pays the administrative expenses of the Fund. Administrative expenses include accounting, audit, legal, salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund; such as, salaries and commissions of General Partner marketing personnel, administrative employee salaries and related costs.

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

Through September 2012, SIF incurred administrative fees of 1/12th of 0.15% of the month-end net asset value of SIF. The administrative fee was payable in arrears to the General Partner.

F -28

5.	Trading Advisors and Cash Managers

The Fund has advisory agreements with various commodity trading advisors, pursuant to which the Fund incurs a monthly advisor management fee that ranges from 0% to 2% per annum of allocated net assets (as defined in each respective advisory agreement), paid monthly or quarterly in arrears. Additionally, the Fund incurs advisor incentive fees, payable quarterly in arrears, ranging from 12.50% to 30% of net new trading profits (as defined in each respective advisory agreement).

J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) provide cash management services to the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.11% of the investments in securities and certificates of deposit.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At December 31, 2014 and 2013, the Fund had margin deposit requirements of $104,811,368 and $130,308,150, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A and B units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, B or I interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At December 31, 2014 and 2013, the Fund received advance subscriptions of $2,577,065 and $2,399,374, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

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

Purchase and sale of futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss of contract value. The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited. The Fund uses SG Americas Securities, LLC (formerly Newedge USA, LLC), JP Morgan Securities, LLC and Deutsche Bank Securities, Inc. as its futures brokers and Société Générale Newedge UK Limited (formerly Newedge UK Finance Limited) and UBG AG as its forward currency counterparties.

F -29

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at December 31, 2014.

Country or Region	U.S. Treasury Securities	U.S. Government Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Asset Backed Securities	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$39,378,298	$2,000,951	$39,972,402	$208,862,490	$29,066,524	$12,778,002	$332,058,667	44.77%
Canada	—	—	—	20,801,648	—	6,205,811	27,007,459	3.64%
Netherlands	—	—	—	21,483,148	—	1,400,456	22,883,604	3.09%
Australia	—	—	1,488,120	15,346,609	—	—	16,834,729	2.27%
Great Britain	—	—	5,198,181	6,746,558	—	—	11,944,739	1.61%
Japan	—	—	2,099,711	7,516,554	—	—	9,616,265	1.30%
Switzerland	—	—	—	2,241,635	—	3,502,808	5,744,443	0.77%
Spain	—	—	—	5,684,276	—	—	5,684,276	0.77%
France	—	—	4,488,171	1,014,535	—	—	5,502,706	0.74%
Sweden	—	—	2,999,792	2,204,253	—	—	5,204,045	0.70%
British Virgin Islands	—	—	—	4,790,088	—	—	4,790,088	0.65%
Mexico	—	—	—	4,517,931	—	—	4,517,931	0.61%
Germany	—	—	—	—	—	3,003,512	3,003,512	0.41%
Luxumbourg	—	—	—	2,560,713	—	—	2,560,713	0.35%
China						2,003,614	2,003,614	0.27%
Total	$39,378,298	$2,000,951	$56,246,377	$303,770,438	$29,066,524	$28,894,203	$459,356,791	61.95%

F -30

The following table presents the exposure at December 31, 2013.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$88,102,079	$31,009,077	$250,957,531	$29,100,934	$399,169,621	45.35%
Netherlands	—	—	40,422,010	—	40,422,010	4.59%
Canada	—	2,099,115	22,978,564	4,005,167	29,082,846	3.30%
Great Britain	—	9,196,934	9,424,171	—	18,621,105	2.12%
Japan	—	4,714,655	10,240,862	—	14,955,517	1.70%
Australia	—	2,599,946	9,056,601	—	11,656,547	1.32%
France	—	5,486,017	3,387,040	—	8,873,057	1.01%
Netherland Antilles	—	—	8,513,655	—	8,513,655	0.97%
Switzerland	—	—	2,313,791	4,505,939	6,819,730	0.77%
Sweden	—	3,899,026	615,818	2,001,859	6,516,703	0.74%
Mexico	—	—	5,928,963	—	5,928,963	0.67%
Denmark	—	—	5,020,114	—	5,020,114	0.57%
Singapore	—	4,899,313	—	—	4,899,313	0.56%
British Virgin Islands	—	—	4,802,760	—	4,802,760	0.55%
Multi-national	—	—	4,004,804	—	4,004,804	0.45%
China	—	—	—	3,011,154	3,011,154	0.34%
Norway	—	1,249,400	—	—	1,249,400	0.14%
Total	$88,102,079	$65,153,483	$377,666,684	$42,625,053	$573,547,299	65.15%

9.	Indemnifications

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

The following information presents per unit operating performance data and other ratios for the years ended December 31, 2014, 2013 and 2012, assuming the unit was outstanding throughout the entire year:

	2014			2013
	Class A	Class B	Class I	Class A	Class B	Class I
Per Unit Operating Performance

Net asset value per unit, beginning of year	$4,114.51	$5,789.73	$910.42	$4,228.83	$5,845.11	$912.75
Gain (loss) from futures and forwards trading (1)	603.43	857.19	134.03	102.43	142.80	22.88
Net investment income (loss) (1)	(303.64)	(323.36)	(39.47)	(216.75)	(198.18)	(25.21)
Total gain (loss) from operations	299.79	533.83	94.56	(114.32)	(55.38)	(2.33)

Net asset value per unit, end of year	$4,414.30	$6,323.56	$1,004.98	$4,114.51	$5,789.73	$910.42

Total return	7.29%	9.22%	10.39%	(2.70)%	(0.95)%	(0.25)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)	7.61%	5.75%	4.50%	5.68%	3.87%	3.25%
General Partner 1% allocation	0.07%	0.08%	0.08%	(0.03)%	(0.02)%	(0.02)%

Net total expenses	7.68%	5.83%	4.58%	5.65%	3.85%	3.23%

Net investment income (loss) (2)	(7.31)%	(5.45)%	(4.20)%	(5.22)%	(3.42)%	(2.79)%

F -31

	2012
	Class A	Class B	Class I
Per Unit Operating Performance

Net asset value per unit, beginning of year	$4,527.45	$6,147.29	$1,000.00
Gain (loss) from futures and forwards trading (1)	(64.54)	(92.35)	(76.45)
Net investment income (loss) (1)	(234.08)	(209.83)	(10.80)
Total gain (loss) from operations	(298.62)	(302.18)	(87.25)

Net asset value per unit, end of year	$4,228.83	$5,845.11	$912.75

Total return	(6.60)%	(4.92)%	(8.73)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)	6.41%	4.58%	2.58%
General Partner 1% allocation	(0.07)%	(0.05)%	(0.09)%

Net total expenses	6.34%	4.53%	2.49%

Net investment income (loss) (2)	(5.24)%	(3.43)%	(2.00)%

Total returns are calculated based on the change in value of a Class A, Class B or Class I Unit during the year. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1) The net investment income (loss) per unit is calculated by dividing the net investment income (loss) by the average number of Class A, Class B or Class I Units outstanding during the year/period. Gain (loss) from futures and forwards trading is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of gain (loss) from futures and forwards trading per unit due to the timing of trading gains and losses during the year relative to the number of units outstanding.

(2)The net investment income (loss) includes interest income and excludes net realized and change in unrealized gain (loss) from futures and forwards trading activities as shown in the consolidated statements of operations. The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net gain (loss) from futures and forwards trading in the consolidated statements of operations. The resulting amount is divided by the average net asset value for the year.

11.	Subsequent Events

From January 1, 2015 through February 28, 2015, there were $3,688,148 of contributions and $16,725,775 of redemptions from the Fund.

F -32