Form 10-Q
period 2015-03-31
FUTURES PORTFOLIO FUND L.P.
filed 2015-05-15
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes  ☐  No  ☒

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Financial Condition

March 31, 2015 (Unaudited) and December 31, 2014 (Audited)

	March 31, 2015	December 31, 2014
Assets
Equity in broker trading accounts
Cash	$271,576,630	$240,042,950
Net unrealized gain (loss) on open futures contracts	20,867,038	33,424,425
Net unrealized gain (loss) on open forward currency contracts	(387,743)	(1,409,257)
Net unrealized gain (loss) on swap contract	11,485,018	8,071,814
Total equity in broker trading accounts	303,540,943	280,129,932
Cash and cash equivalents	29,908,999	29,900,779
Investments in securities, at fair value	440,970,910	430,462,588
Certificates of deposit, at fair value	32,095,630	28,894,203
Subscriptions receivable	488,414	209,400
Total assets	$807,004,896	$769,596,902

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$1,134,184	$1,212,424
Trading Advisor incentive fees payable	9,346,873	10,977,066
Commissions and other trading fees payable on open contracts	149,174	146,411
Cash Manager fees payable	111,067	111,171
General Partner management and performance fees payable	973,005	930,656
General Partner 1% allocation payable	480,980	538,285
Selling Agent fees payable – General Partner	873,416	838,049
Administrative expenses payable – General Partner	190,360	183,163
Investment Manager fees payable	86,488	74,621
Distribution (12b-1) fees payable	1,265	321
Operating services fee payable	34,595	29,848
Redemptions payable	10,174,269	10,423,609
Subscriptions received in advance	4,584,146	2,577,065
Total liabilities	28,139,822	28,042,689
Partners’ Capital (Net Asset Value)
Class A Interests – 104,102.0664 and 106,074.0114 units outstanding at March 31, 2015 and December 31, 2014, respectively	488,591,647	468,243,719
Class B Interests – 40,037.1267 and 41,522.9665 units outstanding at March 31, 2015 and December 31, 2014, respectively	270,388,953	262,572,733
Class I Interests – 3,819.1423 and 3,438.9708 units outstanding at March 31, 2015 and December 31, 2014, respectively	4,101,440	3,455,693
Non-controlling interest	15,783,034	7,282,068
Total partners’ capital (net asset value)	778,865,074	741,554,213
Total liabilities and partners’ capital (net asset value)	$807,004,896	$769,596,902

The accompanying notes are an integral part of these consolidated financial statements

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments

March 31, 2015

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$1,000,000	4/30/15	U.S. Treasury Note	2.50%	$1,012,376	0.13%
5,500,000	5/31/15	U.S. Treasury Note	0.25%	5,505,038	0.71%
1,520,000	5/31/15	U.S. Treasury Note	2.13%	1,535,872	0.20%
10,500,000	7/15/15	U.S. Treasury Note	0.25%	10,510,866	1.34%
3,400,000	8/31/15	U.S. Treasury Note	0.38%	3,404,951	0.44%
3,740,000	11/15/15	U.S. Treasury Note	0.38%	3,749,235	0.48%
3,000,000	11/30/15	U.S. Treasury Note	1.38%	3,037,028	0.39%
3,000,000	1/15/16	U.S. Treasury Note	0.38%	3,005,410	0.39%
1,100,000	1/31/16	U.S. Treasury Note	2.00%	1,119,585	0.14%
2,000,000	2/29/16	U.S. Treasury Note	0.25%	2,000,279	0.26%
2,000,000	7/15/16	U.S. Treasury Note	0.63%	2,008,718	0.26%
Total U.S. Treasury securities (cost: $39,916,416)				36,889,358	4.74%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$2,000,000	9/18/15	Federal Home Loan Banks	0.20%	2,000,061	0.26%
Total U.S. government sponsored entities (cost: $1,999,600)				2,000,061	0.26%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$2,000,000	4/10/15	Daimler Finance North America LLC	0.38%	1,999,810	0.26%
1,000,000	7/20/15	Hyundai Capital America	0.75%	998,960	0.13%
Banks
2,500,000	8/6/15	Agricultural Bank of China Limited	0.74%	2,497,700	0.32%
1,800,000	5/1/15	Credit Suisse (USA), Inc.	0.30%	1,799,550	0.23%
400,000	4/1/15	HSBC Bank USA	0.16%	400,000	0.05%
2,100,000	6/15/15	Mitsubishi UFJ Trust & Banking Corp. (USA)	0.24%	2,098,950	0.27%
500,000	4/6/15	Mizuho Funding LLC	0.25%	499,983	0.06%
1,100,000	4/13/15	MUFG Union Bank	0.15%	1,099,945	0.14%
500,000	5/11/15	MUFG Union Bank	0.16%	499,911	0.06%
1,700,000	5/15/15	Standard Chartered Bank	0.20%	1,699,584	0.22%
Beverages
2,100,000	4/22/15	Bacardi U.S.A., Inc.	0.49%	2,099,400	0.27%
1,000,000	4/13/15	Molson Coors Brewing Company	0.45%	999,856	0.13%
Diversified financial services
500,000	7/28/15	ABN AMRO Funding USA LLC	0.41%	499,605	0.06%
1,500,000	4/1/15	Alpine Securities Corporation	0.00%	1,500,000	0.19%
1,800,000	5/4/15	AXA Financial, Inc.	0.25%	1,799,587	0.23%
300,000	5/5/15	AXA Financial, Inc.	0.24%	299,932	0.04%
1,450,000	4/7/15	DCAT, LLC	0.26%	1,449,937	0.19%
1,800,000	4/27/15	Gotham Funding Corporation	0.18%	1,799,766	0.23%
300,000	5/12/15	ING (U.S.) Funding LLC	0.23%	299,921	0.04%
200,000	6/17/15	ING (U.S.) Funding LLC	0.22%	199,906	0.03%
500,000	4/14/15	Intercontinental Exchange, Inc.	0.17%	499,969	0.06%
1,400,000	4/20/15	Manhattan Asset Funding Company LLC	0.20%	1,399,852	0.18%

The accompanying notes are an integral part of these consolidated financial statements

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2015

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Diversified financial services (continued)
$400,000	4/17/15	J.P. Morgan Securities LLC	0.25%	$399,956	0.05%
1,800,000	5/13/15	Liberty Street Funding LLC	0.16%	1,799,664	0.23%
1,800,000	4/27/15	Nieuw Amsterdam Receivables Corp.	0.12%	1,799,844	0.23%
Energy
1,000,000	6/10/15	Anadarko Petroleum Corporation	0.77%	999,410	0.13%
1,800,000	4/28/15	Dominion Resources, Inc.	0.52%	1,799,298	0.23%
1,800,000	4/6/15	Duke Energy Corporation	0.41%	1,799,897	0.23%
1,900,000	4/28/15	Enterprise Products Operating LLC	0.60%	1,899,145	0.24%
1,700,000	4/8/15	Motiva Enterprises LLC	0.57%	1,699,812	0.22%
1,000,000	4/9/15	Nabors Industries, Inc.	0.63%	999,945	0.13%
400,000	4/2/15	NextEra Energy Capital Holdings, Inc.	0.50%	399,994	0.05%
2,400,000	5/11/15	Oglethorpe Power Corporation	0.17%	2,399,547	0.31%
400,000	4/1/15	Southern Company Funding Corporation	0.23%	400,000	0.05%
1,600,000	4/2/15	Southern Company Funding Corporation	0.20%	1,599,991	0.21%
Food
400,000	4/7/15	General Mills, Inc.	0.32%	399,979	0.05%
1,600,000	5/6/15	General Mills, Inc.	0.48%	1,599,253	0.21%
Manufacturing
400,000	4/9/15	Eaton Corporation	0.55%	399,951	0.05%
Non-profit
530,000	5/27/15	Catholic Health Initiatives	0.15%	529,876	0.07%
REITS
400,000	5/13/15	Simon Property Group, L.P.	0.17%	399,921	0.05%
Retail
1,000,000	4/13/15	AutoZone, Inc.	0.50%	999,921	0.13%
400,000	4/27/15	CVS Caremark Corporation	0.47%	399,864	0.05%
Total U.S. commercial paper (cost: $49,146,768)				49,167,392	6.31%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,000,000	9/8/15	Bank of China Limited	0.70%	1,994,479	0.26%
500,000	5/18/15	DNB Bank ASA	0.14%	499,909	0.06%
3,000,000	2/23/16	DNB Bank ASA	0.54%	2,986,500	0.38%
500,000	4/8/15	John Deere Bank SA	0.12%	499,988	0.06%
1,800,000	4/9/15	John Deere Bank SA	0.11%	1,799,956	0.23%
450,000	1/6/16	Macquarie Bank Limited	0.60%	450,689	0.06%
500,000	6/10/15	Oversea-Chinese Banking Corp. Ltd	0.17%	499,835	0.06%
1,800,000	6/26/15	Sumitomo Mitsui Bank	0.24%	1,798,968	0.23%
Beverages
1,200,000	4/15/15	Diageo Capital PLC	0.50%	1,199,839	0.15%
Consumer products
3,000,000	4/21/15	Reckitt Benckiser Treasury Services PLC	0.31%	2,999,773	0.41%
Energy
1,500,000	6/2/15	Centrica PLC	0.68%	1,499,260	0.19%
2,500,000	1/8/16	Electricite de France	0.72%	2,486,950	0.32%
500,000	4/20/15	GDF Suez	0.17%	499,955	0.06%

The accompanying notes are an integral part of these consolidated financial statements

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2015

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Energy (continued)
$1,600,000	5/26/15	GDF Suez	0.20%	$1,599,511	0.21%
Insurance
1,800,000	4/7/15	Prudential Public Limited Company	0.19%	1,799,943	0.23%
400,000	5/1/15	Prudential Public Limited Company	0.18%	399,940	0.05%
Total foreign commercial paper (cost: $22,988,985)				23,015,495	2.96%
Total commercial paper (cost: $72,135,753)				72,182,887	9.27%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$1,200,000	5/1/16	Lockheed Martin Corporation	7.65%	1,326,848	0.17%
3,800,000	12/15/16	Rockwell Collins, Inc.	0.62%	3,804,088	0.49%
Automotive
700,000	1/11/16	Daimler Finance North America LLC	1.25%	704,534	0.09%
2,500,000	9/15/16	Daimler Finance North America LLC	2.63%	2,564,892	0.33%
6,700,000	3/2/18	Daimler Finance North America LLC	0.68%	6,717,206	0.86%
7,350,000	1/9/18	Ford Motor Credit Company LLC	1.19%	7,392,008	0.95%
1,388,000	3/15/16	Nissan Motor Acceptance Corporation	1.00%	1,392,323	0.18%
1,700,000	9/18/15	Toyota Motor Credit Corporation	0.42%	1,701,187	0.22%
1,400,000	9/23/16	Toyota Motor Credit Corporation	0.36%	1,399,383	0.18%
2,000,000	5/23/16	Volkswagen Group of America Finance, LLC	0.48%	1,998,596	0.26%
500,000	5/23/17	Volkswagen Group of America Finance, LLC	0.63%	499,675	0.06%
5,000,000	11/20/17	Volkswagen Group of America Finance, LLC	0.70%	4,995,392	0.64%
Banks
2,250,000	4/1/15	Bank of America Corporation	4.50%	2,300,850	0.30%
3,750,000	3/22/16	Bank of America Corporation	1.08%	3,767,142	0.48%
1,500,000	3/22/16	Bank of America Corporation	1.08%	1,506,857	0.19%
1,298,000	3/15/16	BB&T Corporation	3.20%	1,327,174	0.17%
1,000,000	2/13/17	Capital One Bank	0.76%	1,002,990	0.13%
1,500,000	11/6/15	Capital One Financial Corporation	1.00%	1,507,849	0.19%
9,250,000	4/1/16	Citigroup Inc.	1.30%	9,336,858	1.20%
2,000,000	9/16/15	Comerica Incorporated	3.00%	2,023,260	0.26%
1,000,000	2/26/16	Fifth Third Bank	0.67%	1,001,957	0.13%
7,750,000	7/22/15	Goldman Sachs	0.66%	7,761,305	1.00%
1,000,000	2/7/16	Goldman Sachs	3.63%	1,026,288	0.13%
400,000	12/15/17	Goldman Sachs	1.07%	401,190	0.05%
11,150,000	2/26/16	JPMorgan Chase & Co.	0.88%	11,188,268	1.41%
1,000,000	10/15/15	Morgan Stanley	0.73%	1,002,448	0.13%
9,725,000	2/9/18	MUFG Americas Holdings Corporation	0.83%	9,762,632	1.25%
300,000	1/28/16	PNC Bank	0.80%	301,021	0.04%
2,000,000	4/29/16	PNC Bank, National Association	0.57%	2,001,768	0.26%
1,158,000	3/7/16	State Street Corporation	2.88%	1,185,136	0.15%
1,000,000	7/27/15	U.S. Bancorp	2.45%	1,010,810	0.13%
2,500,000	10/1/15	U.S. Bank National Association	0.32%	2,502,091	0.32%
1,500,000	7/20/15	Wells Fargo Bank	0.54%	1,502,676	0.19%
2,000,000	5/16/16	Wells Fargo Bank, National Association	0.47%	1,990,085	0.26%

The accompanying notes are an integral part of these consolidated financial statements

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2015

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Beverages
$750,000	3/1/17	Anheuser-Busch Companies, LLC	5.60%	$820,573	0.11%
2,000,000	1/15/16	Anheuser-Busch Inbev Finance Inc.	0.80%	2,010,700	0.26%
2,000,000	11/15/15	Coca-Cola Company	1.50%	2,025,035	0.26%
Biomedical
5,000,000	12/1/16	Gilead Sciences, Inc.	3.05%	5,227,683	0.67%
Building materials
300,000	1/15/16	CRH America, Inc.	4.13%	309,258	0.04%
Computer services
3,000,000	2/5/16	IBM	0.33%	3,002,852	0.39%
Diversified financial services
1,800,000	9/15/15	American Express Credit Corporation	2.75%	1,819,671	0.23%
2,000,000	5/9/16	General Electric Capital Corporation	2.95%	2,073,714	0.27%
1,000,000	7/12/16	General Electric Capital Corporation	0.90%	1,007,880	0.13%
1,000,000	1/9/17	General Electric Capital Corporation	0.53%	1,002,435	0.13%
Electronics
1,350,000	11/17/15	Honeywell International Inc.	0.31%	1,350,669	0.17%
Energy
1,000,000	8/1/16	Arizona Public Service Company	6.25%	1,082,651	0.14%
500,000	9/15/16	Dayton Power and Light Company	1.88%	505,932	0.06%
5,750,000	4/3/17	Duke Energy Corporation	0.64%	5,775,601	0.74%
1,000,000	8/15/16	Georgia Power Company	0.66%	999,985	0.13%
3,350,000	12/1/17	Kinder Morgan, Inc.	2.00%	3,368,038	0.43%
1,000,000	9/1/15	NextEra Energy Capital Holdings, Inc.	2.60%	1,009,075	0.13%
4,850,000	2/1/16	ONEOK Partners, L.P.	3.25%	4,937,284	0.63%
800,000	8/15/15	Orange and Rockland Utilities, Inc.	2.50%	806,591	0.10%
4,778,000	7/15/16	Pioneer Natural Resources Company	5.88%	5,100,050	0.65%
5,500,000	6/15/16	Spectra Energy Partners, LP	2.95%	5,648,149	0.73%
Healthcare
375,000	6/15/16	Becton, Dickinson and Company	0.72%	375,240	0.05%
3,295,000	9/26/16	Ventas Realty, Limited Partnership	1.55%	3,312,184	0.43%
4,775,000	4/1/18	Zimmer Holdings, Inc.	2.00%	4,812,945	0.62%
Insurance
784,000	10/1/15	American International Group, Inc.	5.05%	820,461	0.11%
2,700,000	10/18/16	American International Group, Inc.	5.60%	2,947,740	0.38%
1,254,000	9/30/15	Aon Corporation	3.50%	1,271,127	0.16%
1,800,000	7/28/16	Jackson National Life Global Funding	0.50%	1,802,237	0.23%
2,000,000	7/14/16	Metropolitan Life Global Funding I	0.45%	2,003,449	0.26%
1,000,000	4/10/17	Metropolitan Life Global Funding I	0.63%	1,004,187	0.13%
309,000	4/10/17	Metropolitan Life Global Funding I	1.30%	312,703	0.04%
2,500,000	10/5/15	New York Life Global Funding	0.29%	2,501,581	0.32%
1,000,000	3/1/17	New York Life Global Funding	1.13%	1,004,828	0.13%
600,000	8/19/15	Pricoa Global Funding I	0.53%	600,637	0.08%
7,500,000	11/25/16	Pricoa Global Funding I	1.15%	7,553,513	0.97%
2,498,000	12/1/15	Travelers Companies, Inc.	5.50%	2,624,500	0.34%
Manufacturing
1,000,000	3/3/17	Caterpillar Financial Services Corporation	0.49%	999,296	0.13%
5,390,000	11/2/15	Eaton Corporation	0.95%	5,420,033	0.70%

  The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2015

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Manufacturing (continued)
$2,400,000	6/15/15	John Deere Capital Corporation	0.39%	$2,400,945	0.31%
Media
2,945,000	4/15/16	NBCUniversal Media, LLC	0.79%	2,947,263	0.38%
Pharmaceuticals
500,000	3/17/17	EMD FIN LLC	0.62%	500,912	0.06%
Retail
2,000,000	3/1/16	Home Depot, Inc.	5.40%	2,096,900	0.27%
700,000	5/18/16	Walgreens Boots Alliance, Inc.	0.71%	701,631	0.09%
Software
1,400,000	7/7/17	Oracle Corporation	0.45%	1,401,202	0.18%
Telecommunication
2,094,000	8/15/15	AT&T Inc.	2.50%	2,114,792	0.27%
1,500,000	8/15/16	AT&T Inc.	2.40%	1,530,925	0.20%
3,000,000	9/3/15	Cisco Systems, Inc.	0.31%	3,001,156	0.39%
2,150,000	9/15/16	Verizon Communications Inc.	1.80%	2,190,741	0.28%
1,700,000	11/1/16	Verizon Communications Inc.	2.00%	1,738,993	0.22%
Total U.S. corporate notes (cost: $210,070,089)				209,782,734	26.9%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$4,500,000	11/18/16	Volkswagen International Finance N.V.	0.70%	4,505,006	0.58%
Banks
1,810,000	1/22/16	ABN AMRO Bank NV	1.38%	1,823,060	0.23%
3,950,000	5/7/15	Australia and New Zealand Banking Group Ltd	0.46%	3,953,149	0.51%
4,100,000	9/24/15	Bank of Montreal	0.52%	4,104,448	0.53%
2,000,000	9/11/15	Bank of Tokyo-Mitsubishi UFJ, Ltd.	2.45%	2,018,046	0.26%
1,000,000	6/28/15	HSBC Bank PLC	3.50%	1,016,302	0.13%
3,700,000	5/24/16	HSBC Bank PLC	3.10%	3,838,684	0.49%
5,650,000	9/25/15	ING Bank N.V.	2.00%	5,670,698	0.73%
1,000,000	3/15/16	ING Bank NV	4.00%	1,029,168	0.13%
1,500,000	9/1/15	ING Group NV	3.00%	1,517,190	0.19%
1,500,000	7/27/15	Macquarie Bank Limited	3.45%	1,522,175	0.20%
2,000,000	12/9/16	National Australia Bank Limited	0.51%	2,001,168	0.26%
1,200,000	5/13/16	Nordea Bank AB	0.88%	1,206,401	0.15%
500,000	5/12/16	Standard Chartered PLC	3.20%	517,350	0.07%
1,250,000	7/18/15	Sumitomo Mitsui Bank	1.35%	1,256,347	0.16%
1,200,000	1/18/16	Sumitomo Mitsui Bank	0.90%	1,203,718	0.15%
1,000,000	9/23/16	Svenska Handelsbanken AB	0.73%	1,004,498	0.13%
5,000,000	5/1/15	Toronto-Dominion Bank	0.44%	5,004,023	0.63%
2,000,000	9/26/16	UBS AG	0.77%	1,999,652	0.26%
2,000,000	9/25/15	Westpac Banking Corporation	1.03%	2,007,131	0.26%
Beverages
1,000,000	10/1/15	Heineken N.V.	0.80%	1,004,781	0.13%
Diversified financial services
800,000	1/29/18	Caisse centrale Desjardins	0.92%	801,143	0.10%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2015

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Energy
$750,000	3/11/16	BP Capital Markets P.L.C.	3.20%	$768,928	0.10%
4,800,000	5/9/16	CNOOC Finance (2013) Limited	1.13%	4,811,556	0.62%
8,000,000	6/2/17	Enbridge Inc.	0.71%	7,907,144	1.02%
1,000,000	1/15/16	TransCanada PipeLines Limited	0.75%	999,933	0.13%
Healthcare
2,550,000	5/29/15	Covidien International Finance S.A.	1.35%	2,565,211	0.33%
Insurance
1,200,000	9/17/15	Manulife Financial Corporation	3.40%	1,216,367	0.16%
Pharmaceuticals
6,790,000	3/12/18	Actavis Funding SCS	1.35%	6,875,206	0.88%
Telcommunication
1,275,000	6/22/15	British Telecommunications PLC	2.00%	1,286,038	0.17%
1,300,000	4/11/16	Deutsche Telekom International Finance B.V.	3.13%	1,347,278	0.17%
1,000,000	9/16/15	Orange	2.13%	1,006,376	0.13%
1,000,000	2/16/16	Telefonica Emisiones, S.A.U.	3.99%	1,030,444	0.13%
Transportation
4,500,000	10/28/16	Kansas City Southern de Mexico, SA de CV	0.96%	4,519,229	0.58%
Total foreign corporate notes (cost: $83,518,559)				83,337,848	10.70%
Total corporate notes (cost: $293,588,648)				293,120,582	37.63%

U.S. Asset Backed Securities
Automotive
$602,351	10/20/16	Ally Auto Receivables Trust 2014-SN1	0.52%	602,128	0.08%
525,000	6/15/17	Ally Master Owner Trust	1.21%	525,991	0.07%
500,000	4/9/18	Americredit Automobile Receivables Trust 2014-4	0.58%	499,699	0.06%
621,206	1/15/21	ARI Fleet Lease Trust 2012-B	0.47%	620,598	0.08%
1,000,000	9/15/17	BMW Manufacturing Co., LLC	0.57%	1,002,373	0.13%
990,000	6/20/17	Capital Auto Receivables Asset Trust 2013-1	0.79%	990,962	0.13%
1,800,000	2/15/18	CarMax Auto Owner Trust 2014-4	0.67%	1,801,011	0.23%
250,000	11/15/17	Drive Auto Receivables Trust 2015-A	1.01%	250,066	0.03%
125,281	3/20/19	Enterprise Fleet Financing, LLC	1.06%	125,561	0.02%
645,000	3/15/18	Ford Credit Auto Owner Trust 2012-D	0.67%	644,935	0.08%
2,000,000	8/15/17	Ford Credit Auto Owner Trust 2014-C	0.61%	2,000,392	0.26%
919,534	5/15/17	Honda Auto Receivables 2013-3 Owner Trust	0.77%	920,612	0.12%
2,000,000	9/18/17	Honda Auto Receivables 2013-4 Owner Trust	0.69%	2,001,328	0.26%
700,000	6/15/17	Honda Auto Receivables 2015-1 Owner Trust	0.70%	700,256	0.09%
1,900,000	11/15/17	Hyundai Auto Lease Securitization Trust 2014-B	0.98%	1,902,570	0.24%
1,400,000	10/16/17	Hyundai Auto Receivables Trust 2015-A	0.68%	1,399,662	0.18%
1,100,000	6/15/17	Nissan Auto Receivables 2014-B Owner Trust	0.60%	1,100,033	0.14%
1,020,792	8/15/17	Santander Drive Auto Receivables Trust 2014-3	0.54%	1,020,453	0.13%
285,000	4/16/18	Santander Drive Auto Receivables Trust 2014-5	0.57%	284,813	0.04%
1,390,219	8/21/17	Volkswagen Auto Loan Enhanced Trust 2013-1	0.56%	1,389,697	0.18%
Credit cards
1,000,000	1/15/20	BA Credit Card Trust	0.46%	999,435	0.13%
1,830,000	8/15/18	Barclays Dryrock Issuance Trust	0.64%	1,830,425	0.24%
1,500,000	11/15/18	Capital One Multi-Asset Execution Trust	0.63%	1,499,979	0.19%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2015

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Asset Backed Securities (continued)
Face Value	Maturity Date	Name	Yield[1]
Credit cards (continued)
$2,000,000	9/16/19	Capital One Multi-Asset Execution Trust	0.96%	$2,004,269	0.26%
1,030,000	10/16/17	Chase Issuance Trust	0.32%	1,029,428	0.13%
1,185,000	6/15/18	GE Capital Credit Card Master Note Trust	0.95%	1,186,482	0.15%
Commercial mortgages
507,580	5/10/45	Banc of America Commercial Mortgage Trust 2006-2	5.73%	532,461	0.07%
959,688	4/15/43	J.P. Morgan Chase Commercial Mortgage Securities Corp.	5.48%	985,219	0.13%
2,000,000	9/15/39	LB-UBS Commercial Mortgage Trust 2006-C6	5.37%	2,105,909	0.26%
Other
1,393,281	8/15/18	CNH Equipment Trust 2013-B	0.69%	1,393,835	0.18%
500,000	7/20/19	GE Dealer Floorplan Master Note	0.56%	498,663	0.06%
1,000,000	2/15/18	John Deere Owner Trust 2015	0.87%	1,001,479	0.13%
400,000	12/15/17	Kubota Credit Owner Trust 2015-1	0.94%	400,423	0.05%
55,000	8/15/17	Volvo Fin'l Equip LLC Series 2012-1	1.51%	55,170	0.01%
Student loans
93,444	5/16/22	Navient Private Ed Loan Trust 2014-A	0.65%	93,388	0.01%
313,733	8/15/23	SLM Private Ed Loan Trust 2012-C	1.27%	314,752	0.04%
80,037	8/15/25	SLM Private Education Loan Trust 2012-A	1.57%	80,698	0.01%
553,509	12/15/21	SLM Private Education Loan Trust 2012-B	1.27%	554,497	0.07%
427,882	10/16/23	SLM Private Education Loan Trust 2012-E	0.92%	428,370	0.05%
Total U.S. asset backed securities (cost: $36,786,943)				36,778,022	4.72%
Total investments in securities (cost: $441,427,360)				$440,970,910	56.62%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,000,000	3/4/16	Barclays Bank PLC	0.88%	$2,003,463	0.26%
2,500,000	1/28/16	Credit Suisse Group AG	0.68%	2,503,978	0.32%
2,000,000	5/12/15	Industrial and Commercial Bank of China Ltd	0.72%	2,006,842	0.26%
3,000,000	9/4/15	Lloyds Bank plc	0.48%	3,010,137	0.38%
2,000,000	2/26/16	Standard Chartered Bank	0.65%	2,001,872	0.26%
Total U.S. certificates of deposit (cost: $11,500,000)				11,526,292	1.48%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,000,000	10/23/15	Bank of Nova Scotia	0.51%	2,003,958	0.26%
2,200,000	5/9/16	Bank of Nova Scotia	0.45%	2,200,803	0.28%
2,000,000	11/16/15	Canadian Imperial Bank of Commerce	0.36%	2,000,333	0.26%
2,500,000	9/1/15	Chiba Bank, Ltd.	0.34%	2,501,206	0.32%
2,000,000	8/3/15	China Construction Bank Corporation	0.69%	2,003,527	0.26%
3,000,000	7/23/15	Deutsche Bank AG	0.58%	3,003,390	0.38%
2,000,000	2/19/16	Landesbank Hessen-Thuringen Girozentrale	0.57%	2,002,732	0.26%
2,000,000	2/13/17	Nordea Bank Finland PLC	0.54%	2,000,985	0.26%
850,000	2/12/16	Sumitomo Mitsui Bank	0.52%	850,600	0.10%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2015

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Certificates of Deposit (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$2,000,000	8/17/16	Svenska Handelsbanken AB	0.44%	$2,001,804	0.26%
Total foreign certificates of deposit (cost: $20,548,010)				20,569,338	1.84%

Total certificates of deposit (cost: $32,048,010)				$32,095,630	3.32%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$(343,721)	(0.04)%
		Currencies		(77,481)	(0.02)%
		Energy		(400,134)	(0.05)%
		Equity indices		(113,002)	(0.01)%
		Interest rate instruments		7,545,767	0.97%
		Metals		(347,361)	(0.04)%
		Single stock futures		(53,773)	(0.01)%
Net unrealized gain (loss) on open long U.S. futures contracts				6,210,295	0.80%

Short U.S. Futures Contracts
		Agricultural commodities		4,280,110	0.55%
		Currencies		239,056	0.03%
		Energy		2,485,858	0.32%
		Equity indices		(30,241)	(0.00)%
		Interest rate instruments		(209,808)	(0.03)%
		Metals		(762,034)	(0.10)%
		Single stock futures		(101,967)	(0.01)%
Net unrealized gain (loss) on open short U.S. futures contracts				5,900,974	0.76%

Total U.S. Futures Contracts - Net unrealized gain (loss) on open U.S. futures contracts				12,111,269	1.56%

Long Foreign Futures Contracts
		Agricultural commodities		(99,715)	(0.01)%
		Currencies		(94,019)	(0.01)%
		Energy		(150)	(0.00)%
		Equity indices		2,581,215	0.33%
		Interest rate instruments		6,528,835	0.84%
		Single stock futures		6,476	0.00%
Net unrealized gain (loss) on open long foreign futures contracts				8,922,642	1.15%

Short Foreign Futures Contracts
		Agricultural commodities		57,584	0.01%
		Currencies		44,444	0.01%
		Energy		(75,890)	(0.01)%
		Equity indices		252,735	0.03%
		Interest rate instruments		(459,514)	(0.06)%
		Metals		13,768	0.00%
Net unrealized gain (loss) on open short foreign futures contracts				(166,873)	(0.02)%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2015

(Unaudited)

			% of Partners’
			Capital
	Description	Fair Value	(Net Asset Value)

	Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	$8,755,769	1.13%

	Net unrealized gain (loss) on open futures contracts	$20,867,038	2.69%

	OPEN FORWARD CURRENCY CONTRACTS
	U.S. Forward Currency Contracts
	Long	$(1,078,836)	(0.14)%
	Short	523,082	0.07%
	Net unrealized gain (loss) on open U.S. forward currency contracts	(555,754)	(0.07)%

	Foreign Forward Currency Contracts
	Long	(682,376)	(0.09)%
	Short	850,387	0.11%
	Net unrealized gain (loss) on open foreign forward currency contracts	168,011	0.02%

	Net unrealized gain (loss) on open forward currency contracts	$(387,743)	(0.05)%

	TOTAL RETURN SWAP CONTRACT
Termination Date	Counterparty	$11,485,018	1.47%
4/1/19	Deutsche Bank, AG
Comprised of a proprietary basket of Commodity Trading Advisor's (“CTA”) Programs investing in various futures, forwards and currency derivative contracts and other similar investments. See Notes 2 and 3.

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

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2014

(Audited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Healthcare
$2,550,000	5/29/15	Covidien International Finance S.A.	1.35%	$2,560,713	0.35%
Insurance
1,200,000	9/17/15	Manulife Financial Corporation	3.40%	1,233,395	0.17%
Pharmaceutical
4,200,000	3/17/15	Takeda Pharmaceutical Co Ltd	1.03%	4,217,260	0.57%
Telecommunication
1,300,000	4/11/16	Deutsche Telekom International Finance B.V.	3.13%	1,341,433	0.18%
1,000,000	9/16/15	Orange	2.13%	1,014,535	0.14%
5,600,000	4/27/15	Telefonica Emisiones, S.A.U.	3.73%	5,684,276	0.76%
Transportation
4,500,000	10/28/16	Kansas City Southern de Mexico, S.A. de C.V.	0.93%	4,517,931	0.61%
Total foreign corporate notes (cost: $95,623,193)				94,907,948	12.80%
Total corporate notes (cost: $305,337,570)				303,770,438	40.97%

U.S. Asset Backed Securities
Automotive
$525,000	6/15/17	Ally Master Owner Trust	1.21%	526,800	0.07%
795,787	10/20/16	Ally Auto Receivables Trust 2014-SN1	0.52%	795,858	0.11%
500,000	4/9/18	Americredit Automobile Receivables Trust 2014-4	0.56%	500,186	0.07%
718,153	1/15/21	ARI Fleet Lease Trust 2012-B	0.46%	717,483	0.10%
1,000,000	9/15/17	BMW Manufacturing Co., LLC	0.56%	1,000,987	0.13%
990,000	6/20/17	Capital Auto Receivables Asset Trust 2013-1	0.79%	990,546	0.13%
1,800,000	2/15/18	Carmax Auto Owner Trust 2014-4	0.67%	1,798,570	0.24%
149,691	3/20/19	Enterprise Fleet Financing, LLC	1.06%	150,183	0.02%
2,000,000	8/15/17	Ford Credit Auto Owner Trust 2014-C	0.61%	1,997,674	0.27%
950,000	5/15/17	Honda Auto Receivables 2013-3 Owner Trust	0.77%	951,142	0.13%
2,000,000	9/18/17	Honda Auto Receivables 2013-4 Owner Trust	0.69%	1,998,994	0.27%
1,900,000	11/15/17	Hyundai Auto Lease Securitization Trust 2014-B	0.98%	1,897,427	0.26%
1,100,000	6/15/17	Nissan Auto Receivables 2014-B Owner Trust	0.60%	1,099,819	0.15%
1,400,490	8/15/17	Santander Drive Auto Receivables Trust 2014-3	0.54%	1,400,350	0.19%
285,000	4/16/18	Santander Drive Auto Receivables Trust 2014-5	0.56%	285,078	0.04%
55,000	8/15/17	Volvo Finl Equip LLC Series 2012-1	1.51%	55,273	0.01%
Commerial mortgages
510,119	5/10/45	Banc of America Commercial Mortgage Trust 2006-2	5.73%	539,705	0.07%
Credit cards
1,000,000	1/15/20	BA Credit Card Trust	0.45%	998,973	0.13%
1,830,000	8/15/18	Barclays Dryrock Issuance Trust	0.64%	1,829,607	0.25%
1,500,000	11/15/18	Capital One Multi-Asset Execution Trust	0.63%	1,499,240	0.20%
2,000,000	9/16/19	Capital One Multi-Asset Execution Trust	0.96%	1,993,487	0.27%
1,030,000	10/16/17	Chase Issuance Trust	0.31%	1,029,070	0.14%
1,185,000	6/15/18	GE Capital Credit Card Master Note Trust	0.95%	1,187,398	0.16%
Other
1,500,000	8/15/18	CNH Equipment Trust 2013-B	0.69%	1,500,775	0.20%
500,000	7/20/19	GE Dealer Floorplan Master Note	0.55%	499,111	0.07%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2014

(Audited)

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

(Audited)

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

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2014

(Audited)

	Description	Fair Value	% of Partners’ Capital (Net Asset Value)
	OPEN FORWARD CURRENCY CONTRACTS
	U.S. Forward Currency Contracts
	Long	$(4,864,209)	(0.66)%
	Short	6,150,586	0.83%
	Net unrealized gain (loss) on open U.S. forward currency contracts	1,286,377	0.17%

	Foreign Forward Currency Contracts
	Long	201,411	0.03%
	Short	(2,897,045)	(0.39)%
	Net unrealized gain (loss) on open foreign forward currency contracts	(2,695,634)	(0.36)%

	Net unrealized gain (loss) on open forward currency contracts	$(1,409,257)	(0.19)%

	TOTAL RETURN SWAP CONTRACT
Termination Date	Counterparty
4/1/19	Deutsche Bank, AG	$8,071,814	1.09%
Comprised of a proprietary basket of Commodity Trading Advisor's ("CTA") Programs investing in various futures, forwards and currency derivative contracts and other similar investments. See Notes 2 and 3.

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

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Trading Gain (Loss) from Futures, Forwards and Swap
Net realized gain (loss)	$75,441,543	$2,282,695
Net change in unrealized gain (loss)	(8,122,669)	(22,128,876)
Brokerage commissions and trading expenses	(1,508,162)	(832,905)
Net gain (loss) from futures, forwards and swap trading	65,810,712	(20,679,086)

Income (loss)
Interest income	1,299,428	1,977,118
Net realized and change in unrealized gain (loss) on securities and certificates of deposit	(106,872)	(1,193,785)
Total income (loss)	1,192,556	783,333

Expenses
Trading Advisor management fee	2,548,393	3,203,049
Trading Advisor incentive fee	9,346,873	182,751
Cash manager fees	120,334	161,279
General Partner management and performance fees	2,888,767	3,148,120
Selling Agent fees – General Partner	2,596,327	2,797,871
General Partner 1% allocation	480,980	(303,359)
Administrative expenses – General Partner	578,354	947,072
Investment Manager fees	239,875	—
Distribution (12b-1) fees	2,592	—
Operating services fee	95,950	—
Total expenses	18,898,445	10,136,783

Net investment income (loss)	(17,705,889)	(9,353,450)
Net income (loss)	48,104,823	(30,032,536)
Less: net income attributable to non-controlling interest	(488,330)	—
Net Income (Loss) attributable to the Fund	$47,616,493	$(30,032,536)

	Three Months Ended March 31,
	2015			2014
	Class A	Class B	Class I	Class A	Class B	Class I
Increase (decrease) in net asset value per unit	$279.09	$429.90	$68.94	$(148.93)	$(184.57)	$(26.79)

Net income (loss) per unit†	$281.63	$434.88	$69.54	$(151.94)	$(190.38)	$(25.71)

Weighted average number of units outstanding	105,126.5108	40,846.9021	3,534.0137	130,066.0704	53,388.9474	4,120.6780

† (based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income (loss)	$48,104,823	$(30,032,536)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures, forwards and swap trading	8,122,669	22,128,876
Purchases of securities and certificates of deposit	(234,281,151)	(251,473,360)
Proceeds from disposition of securities and certificates of deposit	220,464,530	341,921,678
Net realized and change in unrealized gain (loss) on securities and certificates of deposit	106,872	1,193,785
Changes in
Trading Advisor management fee payable	(78,240)	(676,388)
Trading Advisor incentive fee payable	(1,630,193)	4,853
Commissions and other trading fees payable on open contracts	2,763	(17,103)
Cash Manager fees payable	(104)	(16,103)
General Partner management and performance fees payable	42,349	(128,988)
General Partner 1% allocation receivable/payable	(57,305)	(19,993)
Selling Agent fees payable – General Partner	35,367	(107,854)
Administrative expenses payable – General Partner	7,197	(38,920)
Investment Manager fee payable	11,867	—
Distribution (12b-1) fees payable	944	—
Operating services fee payable	4,747	—
Net cash provided by (used in) operating activities	40,857,135	82,737,947

Cash flows from financing activities
Subscriptions	5,467,685	5,171,808
Subscriptions received in advance	4,584,146	4,573,240
Redemptions	(27,151,443)	(80,909,923)
Non-controlling interest – subscriptions	8,200,099	—
Non-controlling interest – redemptions	(415,722)	—
Net cash provided by (used in) financing activities	(9,315,235)	(71,164,875)

Net increase (decrease) in cash and cash equivalents	31,541,900	11,573,072
Cash and cash equivalents, beginning of period	269,943,729	311,962,117
Cash and cash equivalents, end of period	$301,485,629	$323,535,189

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$271,576,630	$247,588,661
Cash and cash equivalents	29,908,999	75,946,528
Total end of period cash and cash equivalents	$301,485,629	$323,535,189

Supplemental disclosure of cash flow information
Prior period redemptions paid	$10,423,609	$36,130,211
Prior period subscriptions received in advance	$2,577,065	$2,399,374

Supplemental schedule of non-cash financing activities
Redemptions payable	$10,174,269	$31,650,055

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Class A		Class B		Class I		Non-Controlling Interest
	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Three Months Ended March 31, 2015
Balance at December 31, 2014	106,074.0114	$468,243,719	41,522.9665	$262,572,733	3,438.9708	$3,455,693	$7,282,068	$741,554,213
Net income (loss)		29,607,049		17,763,697		245,747	488,330	48,104,823
Subscriptions	1,218.7846	5,547,831	325.2667	2,096,919	380.1715	400,000	8,479,113	16,523,863
Redemptions	(2,820.9805)	(13,087,230)	(2,068.2623)	(13,764,118)	—	—	(466,477)	(27,317,825)
Transfers	(369.7491)	(1,719,722)	257.1558	1,719,722	—	—	—	—
Balance at March 31, 2015	104,102.0664	$488,591,647	40,037.1267	$270,388,953	3,819.1423	$4,101,440	$15,783,034	$778,865,074

Three Months Ended March 31, 2014
Balance at December 31, 2013	133,795.0412	$550,501,395	56,246.4420	$325,651,536	4,675.5936	$4,256,774	$—	$880,409,705
Net income (loss)		(19,762,382)		(10,164,209)		(105,945)	—	(30,032,536)
Subscriptions	1,347.8464	5,426,911	376.9991	2,144,270	—	—	—	7,571,181
Redemptions	(9,079.4019)	(36,242,936)	(6,945.8208)	(39,186,830)	(1,109.8311)	(1,000,000)	—	(76,429,766)
Transfers	(168.0220)	(673,847)	119.1039	673,847	—	—	—	—
Balance at March 31, 2014	125,895.4637	$499,249,141	49,796.7242	$279,118,614	3,565.7625	$3,150,829	$—	$781,518,584

	Net Asset Value per Unit
	Class A	Class B	Class I

March 31, 2015	$4,693.39	$6,753.46	$1,073.92
December 31, 2014	4,414.30	6,323.56	1,004.98
March 31, 2014	3,965.58	5,605.16	883.63
December 31, 2013	4,114.51	5,789.73	910.42

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

During the second quarter of 2014, the Fund purchased $58.5 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFF”). SMFF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end management investment company. SMFF issues four classes of shares: Class A, C, I and N. At March 31, 2015, the Fund owned a majority of the outstanding shares of SMFF and therefore had effective control of that entity. Accordingly, the assets, liabilities and operating results of SMFF have been consolidated with the Fund. The portion of SMFF that is not owned by the Fund is presented as the non-controlling interest. SMFF has a similar investment strategy to the Fund, except that it uses a total return swap with Deutsche Bank AG to obtain access to the returns of select commodity trading advisors. The General Partner serves as the investment manager of SMFF.

Significant Accounting Policies

Accounting Principles

The Fund’s consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The Fund is an investment company and follows accounting and reporting guidance under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification Topic 946, Financial Services – Investment Companies.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the periods ended March 31, 2015 and December 31, 2014, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through March 31, 2015. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2011.

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

At March 31, 2015, the notional value of the swap was $90,792,186 and SMFF had provided $9,696,500 as collateral. During the three months ended March 31, 2015, the swap had an appreciation in fair value of $3,413,204.

Reclassification

Certain amounts reported in the 2014 consolidated financial statements may have been reclassified to conform to the 2015 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At March 31, 2015
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$20,867,038	$—	$20,867,038
Net unrealized gain (loss) on open forward currency contracts*	—	(387,743)	(387,743)
Net unrealized gain (loss) on swap contract*	—	11,485,018	11,485,018
Cash and cash equivalents:
Money market fund	9,315,114	—	9,315,114
Investments in securities:
U.S. Treasury securities*	36,889,358	—	36,889,358
U.S. government sponsored enterprise notes*	—	2,000,061	2,000,061
Asset backed securities*	—	36,778,022	36,778,022
Commercial paper*	—	72,182,887	72,182,887
Corporate notes*	—	293,120,582	293,120,582
Certificates of deposit*	—	32,095,630	32,095,630
Total	$67,071,510	$447,274,457	$514,345,967

*See the consolidated condensed schedule of investments for further description.

At December 31, 2014
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$33,424,425	$—	$33,424,425
Net unrealized gain (loss) on open forward currency contracts*	—	(1,409,257)	(1,409,257)
Net unrealized gain (loss) on swap contract*	—	8,071,814	8,071,814
Cash and cash equivalents:
Money market fund	11,400,634	—	11,400,634
Investments in securities:
U.S. Treasury securities*	39,378,298	—	39,378,298
U.S. government sponsored enterprise notes*	—	2,000,951	2,000,951
Asset backed securities*	—	29,066,524	29,066,524
Commercial paper*	—	56,246,377	56,246,377
Corporate notes*	—	303,770,438	303,770,438
Certificates of deposit*	—	28,894,203	28,894,203
Total	$84,203,357	$426,641,050	$510,844,407

*See the consolidated condensed schedule of investments for further description.

There were no Level 3 holdings at March 31, 2015 or December 31, 2014, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At March 31, 2015, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$5,159,128	$(1,264,870)	$3,894,258
Currencies	2,532,562	(2,420,562)	112,000
Energy	2,979,558	(969,874)	2,009,684
Equity indices	4,880,671	(2,189,963)	2,690,708
Interest rate instruments	15,050,872	(1,645,593)	13,405,279
Metals	6,868,647	(7,964,274)	(1,095,627)
Single stock futures	153,533	(302,797)	(149,264)
Net unrealized gain (loss) on open futures contracts	$37,624,971	$(16,757,933)	$20,867,038

Net unrealized gain (loss) on open forward currency contracts	$7,526,408	$(7,914,151)	$(387,743)

Net unrealized gain (loss) on swap contract*	$11,485,018	$—	$11,485,018

*At March 31, 2015, the sector exposure of the CTA indices underlying the swap was:

Agricultural commodities	4%
Currencies	18%
Energy	3%
Equity indices	15%
Interest rate instruments	54%
Metals	6%
Total	100%

At March 31, 2015, there were 65,630 open futures contracts and 3,163 open forward currency contracts. The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at March 31, 2015 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments Pledged	Cash Collateral Received	Net Amount

JP Morgan Securities, LLC	$3,065,919	$—	$—	$3,065,919
Société Générale Newedge UK Limited*	157,026	—	—	157,026
SG Americas Securities, LLC**	17,596,908	—	—	17,596,908
UBS AG	(566,873)	—	—	(566,873)
Deutsche Bank AG	11,711,334	—	—	11,711,334
Total	$31,964,314	$—	$—	$31,964,314

*formerly Newedge UK Financial Ltd

**formerly Newedge USA, LLC

For the three months ended March 31, 2015, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended March 31, 2015
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(2,206,915)	$1,944,044
Currencies	16,107,345	(3,897,496)
Energy	9,656,461	(7,606,789)
Equity indices	25,028,539	(1,489,043)
Interest rate instruments	30,156,761	(92,672)
Metals	(3,874,415)	(860,806)
Single stock futures	(26,246)	(554,625)
Total futures contracts	74,841,530	(12,557,387)

Forward currency contracts	1,431,030	1,021,514

Swap contract	—	3,413,204

Total futures, forward currency and swap contracts	$76,272,560	$(8,122,669)

For the three months ended March 31, 2015, the number of futures contracts closed was 457,383 and the number of forward currency contracts closed was 27,470.

At December 31, 2014, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

December 31, 2014	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts: Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$3,586,791	$(1,636,577)	$1,950,214
Currencies	4,725,746	(716,250)	4,009,496
Energy	11,263,597	(1,647,124)	9,616,473
Equity indices	8,159,156	(3,979,405)	4,179,751
Interest rate instruments	16,531,993	(3,034,042)	13,497,951
Metals	6,662,967	(6,897,788)	(234,821)
Single stock futures	619,062	(213,701)	405,361
Net unrealized gain (loss) on open futures contracts	$51,549,312	$(18,124,887)	$33,424,425

Net unrealized gain (loss) on open forward currency contracts	$9,242,604	$(10,651,861)	$(1,409,257)
Net unrealized gain (loss) on swap contract *	$8,071,814	$—	$8,071,814

*At December 31, 2014, the sector exposure of the CTA indices underlying the swap was:

Agricultural commodities	5%
Currencies	30%
Energy	2%
Equity indices	12%
Interest rate instruments	45%
Metals	6%
Total	100%

At December 31, 2014, there were 63,480 open futures contracts and 2,160 open forward currency contracts. The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2014 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

JP Morgan Securities, LLC	$5,521,276	$—	$—	$5,521,276
Société Générale Newedge UK Limited*	(2,696,108)	—	—	(2,696,108)
SG Americas Securities, LLC**	27,903,149	—	—	27,903,149
UBS AG	1,286,851	—	—	1,286,851
Deutsche Bank AG	8,071,814	—	—	8,071,814
Total	$40,086,982	$—	$—	$40,086,982

*formerly Newedge UK Financial Ltd

**formerly Newedge USA, LLC

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

4.	General Partner

At March 31, 2015 and December 31, 2014, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund. However, the beneficiary of the majority shareholder of the General Partner had the following investment:

	March 31,	December 31,
	2015	2014
Class of units	I	I
Number of units	254.4114	254.4114
Value	$273,217	$255,679

The General Partner earns the following compensation:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A and Class B Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A and Class B Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units calculated monthly. The general partner performance fee is payable quarterly in arrears.
▪	Management fee – SMFF incurs a monthly fee equal to 1/12th of 1.25% of the month-end net asset value of the trust, payable in arrears to the investment manager.
▪	Distribution (12b-1) fee – SMFF incurs a monthly 12b-1 fee of 1/12th of 0.25% of the month-end net asset value of the Class A and N shares, and 1/12th of 1% of the month-end value of the Class C shares.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Selling agent fees amounted to $2,458,974 and $2,643,358 for the three months ended March 31, 2015 and 2014, respectively. Such amounts are included in selling agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. Broker dealer servicing fees amounted to $137,353 and $154,513 for the three months ended March 31, 2015 and 2014, respectively. Such amounts are included in selling agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

▪	Operating Services Fee – SMFF incurs a monthly fee equal to 1/12th of 0.5% of the month-end net asset value of the trust, payable to the investment manager. The investment manager, in turn, pays the operating expenses of the trust, pursuant to an operating services agreement between the parties.

▪	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the fund, payable in arrears to the General Partner. The General Partner, in turn, pays the administrative expenses of the Fund. Administrative expenses include accounting, audit, legal, salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund; such as, salaries and commissions of General Partner marketing personnel, administrative employee salaries and related costs.

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

The Fund has advisory agreements with various commodity trading advisors, pursuant to which the Fund incurs a monthly trading advisor management fee that ranges from 0% to 2% per annum of allocated net assets (as defined in each respective advisory agreement), paid monthly or quarterly in arrears. Additionally, the Fund incurs trading advisor incentive fees, payable quarterly in arrears, ranging from 12.50% to 30% of net new trading profits (as defined in each respective advisory agreement).

The Fund has engaged J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.11% of the investments in securities and certificates of deposit.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with its futures brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At March 31, 2015 and December 31, 2014, the Fund had margin requirements of $117,467,997 and $104,811,368, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A and B units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, B or I interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At March 31, 2015 and December 31, 2014, the Fund received advance subscriptions of $4,584,146 and $2,577,065, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

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

Purchase and sale of futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss of contract value. The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited. The Fund uses with SG Americas Securities, LLC (formerly Newedge USA, LLC), JP Morgan Securities, LLC and Deutsche Bank Securities, Inc. as its futures brokers and Société Générale Newedge UK Limited (formerly Newedge UK Finance Limited), Deutsche Bank AG and UBS AG as its forward currency counterparties.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at March 31, 2015.

Country or Region	U.S. Treasury Securities	U.S. Gov’t Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Asset Backed Securities	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$36,889,358	$2,000,061	$49,167,392	$209,782,734	$36,778,022	$11,526,292	$346,143,859	44.43%
Canada	—	—	—	20,033,058	—	6,205,094	26,238,152	3.37%
Netherlands	—	—	—	16,897,181	—	—	16,897,181	2.17%
Great Britain	—	—	7,898,755	7,427,302	—	—	15,326,057	1.97%
Luxumbourg	—	—	2,299,944	9,440,417	—	—	11,740,361	1.51%
Australia	—	—	450,689	9,483,623	—	—	9,934,312	1.28%
Japan	—	—	1,798,968	4,478,111	—	3,351,806	9,628,885	1.24%
France	—	—	4,586,416	1,006,376	—	—	5,592,792	0.72%
Germany	—	—	—	—	—	5,006,122	5,006,122	0.64%
British Virgin Islands	—	—	—	4,811,556	—	—	4,811,556	0.62%
Mexico	—	—	—	4,519,229	—	—	4,519,229	0.58%
Sweden	—	—	—	2,210,899	—	2,001,804	4,212,703	0.54%
China	—	—	1,994,479	—	—	2,003,527	3,998,006	0.51%
Norway	—	—	3,486,409	—	—	—	3,486,409	0.45%
Finland	—	—	—	—	—	2,000,985	2,000,985	0.26%
Switzerland	—	—	—	1,999,652	—	—	1,999,652	0.26%
Spain	—	—	—	1,030,444	—	—	1,030,444	0.13%
Singapore	—	—	499,835	—	—	—	499,835	0.06%
Total	$36,889,358	$2,000,061	$72,182,887	$293,120,582	$36,778,022	$32,095,630	$473,066,540	60.74%

The following table presents the exposure at December 31, 2014.

Country or Region	U.S. Treasury Securities	U.S. Gov’t Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Asset Backed Securities	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$39,378,298	$2,000,951	$39,972,402	$208,862,490	$29,066,524	$12,778,002	$332,058,667	44.77%
Canada	—	—	—	20,801,648	—	6,205,811	27,007,459	3.64%
Netherlands	—	—	—	21,483,148	—	1,400,456	22,883,604	3.09%
Australia	—	—	1,488,120	15,346,609	—	—	16,834,729	2.27%
Great Britain	—	—	5,198,181	6,746,558	—	—	11,944,739	1.61%
Japan	—	—	2,099,711	7,516,554	—	—	9,616,265	1.30%
Switzerland	—	—	—	2,241,635	—	3,502,808	5,744,443	0.77%
Spain	—	—	—	5,684,276	—	—	5,684,276	0.77%
France	—	—	4,488,171	1,014,535	—	—	5,502,706	0.74%
Sweden	—	—	2,999,792	2,204,253	—	—	5,204,045	0.70%
British Virgin Islands	—	—	—	4,790,088	—	—	4,790,088	0.65%
Mexico	—	—	—	4,517,931	—	—	4,517,931	0.61%
Germany	—	—	—	—	—	3,003,512	3,003,512	0.41%
Luxumbourg	—	—	—	2,560,713	—	—	2,560,713	0.35%
China	—	—	—	—	—	2,003,614	2,003,614	0.27%
Total	$39,378,298	$2,000,951	$56,246,377	$303,770,438	$29,066,524	$28,894,203	$459,356,791	61.95%

9.	Indemnifications

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

The consolidated statements of financial condition, including the consolidated condensed schedule of investments, at March 31, 2015, the consolidated statements of operations, the consolidated statements of cash flows, and consolidated statement of changes in partners’ capital (net asset value) for the three months ended March 31, 2015 and 2014, and the accompanying notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such consolidated financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at March 31, 2015, results of operations, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2015 and 2014. The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year or any other period. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other financial ratios for the three months ended March 31, 2015 and 2014, assuming the unit was outstanding throughout the entire period:

	Three Months Ended March 31,
	2015			2014
	Class A	Class B	Class I	Class A	Class B	Class I
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$4,414.30	$6,323.56	$1,004.98	$4,114.51	$5,789.73	$910.42

Gain (loss) from trading(1)	394.18	565.34	90.05	(96.96)	(136.40)	(21.41)
Net investment income (loss)(1)	(115.09)	(135.44)	(21.11)	(51.97)	(48.17)	(5.38)
Total gain (loss) from operations	279.09	429.90	68.94	(148.93)	(184.57)	(26.79)

Net asset value per Unit at end of period	$4,693.39	$6,753.46	$1,073.92	$3,965.58	$5,605.16	$883.63

Total return (4)	6.32%	6.80%	6.86%	(3.62)%	(3.19)%	(2.94)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	10.44%	8.61%	8.44%	5.62%	3.84%	2.88%
General Partner 1% allocation (4)	0.06%	0.07%	0.07%	(0.04)%	(0.03)%	(0.03)%
Net total expenses	10.50%	8.68%	8.51%	5.58%	3.81%	2.85%

Net investment income (loss) (2) (3) (5)	(9.81)%	(7.98)%	(7.81)%	(5.23)%	(3.44)%	(2.45)%

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

The returns for each Class of Units for the three months ended March 31, 2015 and 2014 were:

Class of Units	2015	2014
Class A	6.32%	(3.62)%
Class B	6.80%	(3.19)%
Class I	6.86%	(2.94)%

Further analysis of the trading gains and losses is provided below.

2015

January

In January, Europe’s economic woes continued to have a major impact on financial markets. In order to combat deflationary pressures, the European Central Bank implemented quantitative easing, committing to purchase €60 billion of government bonds per month for 19 months. This led to further depreciation of the euro and a rally in European stocks. In order to untether itself from the falling euro, the Swiss National Bank made a surprise move to de-peg the Swiss franc, which led to a dramatic 30% intraday spike in its exchange rate. In the U.S., bond yields plummeted, with the 30-year yield hitting a historic low of 2.2%, as foreign buyers plowed into safe haven assets supported by a strong U.S. dollar.

2015 began with a continuation of many of the strong trends seen in the second half of 2014. The Fund made the bulk of its gains in January from long bond positions, particularly in the U.S. In currencies, the Fund profited from a short position in the euro, which more than offset Swiss franc losses. Short energy positions were also positive contributors. Choppiness in S&P 500 led to a modest loss in the equities sector. Overall, the Fund finished the month with a gain of 4.17%, 4.33% and 4.41% for Class A, B and I Units, respectively.

February

February began with a sell-off in bonds after a strong labor market report in the U.S. led to speculation of interest rate hikes in the second half of the year. Improved growth prospects also stoked a rally in equities, as the S&P 500 made its biggest monthly gain since October 2011. Driven by cold U.S. weather and a falling North American oilrig count, energy prices saw a rebound for the first time since the precipitous decline that began in June 2014. The U.S. dollar continued to appreciate against most major currencies, with the exception of the British pound, which strengthened after the UK saw its eighth straight quarter of positive growth.

The Fund’s largest gains for the month came from its long stock index positions. However, trend reversals in bonds hurt the Fund’s long fixed income positions. In currencies, profits made on declines in the euro and Japanese yen were offset by losses from the rising British pound. Short exposure in energy markets also detracted from performance as oil prices staged a minor recovery. Overall, the Fund finished the month with a gain of 0.07%, 0.21% and 0.28% for Class A, B and I Units, respectively.

March

Monetary easing in Europe remained the dominant theme in financial markets in March. The European Central Bank began its bond purchases under its new quantitative easing program, designed to lower borrowing costs and stimulate growth in the region. This pushed down German 10-year bond yields to below 0.2%, and caused the euro to depreciate to its lowest level against the U.S. dollar since 2003. Meanwhile, the U.S. Federal Open Market Committee struck a more dovish tone than the market expected on the timing of interest rate hikes, despite positive labor market trends. In energy markets, a continued supply glut pushed oil prices down to $44 per barrel during the month.

The Fund’s largest gains for the month came from its long fixed income positions, particularly in U.S. short term interest rates and UK gilts. In currencies, short euro positions against the U.S. dollar proved profitable. Short oil positions also contributed positively, taking advantage of the slide in energy prices. Performance in equity indices was flat with gains in Europe and Japan being offset by losses in the U.S. Overall, the Fund finished the month with a gain of 2.00%, 2.15% and 2.07% for Class A, B and I Units, respectively.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at March 31, 2015 and December 31, 2014. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	March 31, 2015		December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$6,877,302	0.88%	$8,075,148	1.09%
Currencies	30,906,468	3.97	18,867,664	2.54
Energy	8,721,619	1.12	9,381,922	1.27
Equity indices	37,334,298	4.79	26,466,899	3.57
Interest rate instruments	27,753,585	3.56	31,668,506	4.27
Metals	7,991,435	1.03	7,196,461	0.97
Single stock futures	3,967,667	0.51	7,932,365	1.07
Total	$123,552,374	15.86%	$109,588,965	14.78%

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

Non-Trading Risk

The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial. The Fund also has non-trading market risk as a result of investing a substantial portion of its available assets in U.S. Treasury securities, U.S. government sponsored enterprise notes, commercial paper, asset backed securities, corporate notes and certificates of deposit. Although these investments are considered to be high quality, some of the securities purchased are neither guaranteed by the U.S. government nor supported by the full faith and credit of the U.S. government. There is some risk that a security issuer may fail to pay the interest and principal in a timely manner, or that negative perceptions about the issuer’s ability to make such payments will cause the price of these instruments to decline in value.

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

The following were the primary trading risk exposures of the Fund as of March 31, 2015, by market sector.

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

The following were the only non-trading risk exposures of the Fund as of March 31, 2015.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at March 31, 2015 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from risk factors disclosed in the Fund’s Form 10-K for year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended March 31, 2015. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended March 31, 2015 were as follows:

	January	February	March	Total
A Units
Units redeemed	767.7251	867.1997	1,186.0557	2,820.9805
Average net asset value per unit	$4,598.37	$4,601.39	$4,693.39	$4,639.25

B Units
Units redeemed	398.2778	994.9300	675.0545	2,068.2623
Average net asset value per unit	$6,597.07	$6,611.22	$6,753.46	$6,654.92

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith of incorporated by reference.

Exhibit No.	Description of Exhibit

1.1(a)	Form of Selling Agreement
3.1(a)	Maryland Certificate of Limited Partnership.
4.1(a)	Limited Partnership Agreement.
10.1(a)	orm of Subscription Agreement
16.1(a)	Letter regarding change in certifying accountant.
31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement (File no. 000-50728) filed on April 29, 2004 on Form 10 under the 1934 Act, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Dated: May 15, 2015	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)

