Form 10-Q
period 2015-06-30
FUTURES PORTFOLIO FUND L.P.
filed 2015-08-14
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Yes  ☐   No  ☒

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Financial Condition

June 30, 2015 (Unaudited) and December 31, 2014

	June 30, 2015	December 31, 2014
Assets
Equity in broker trading accounts
Cash	$227,661,667	$240,042,950
Net unrealized gain (loss) on open futures contracts	(3,811,824)	33,424,425
Net unrealized gain (loss) on open forward currency contracts	(1,708,873)	(1,409,257)
Net unrealized gain (loss) on swap contract	5,453,857	8,071,814
Total equity in broker trading accounts	227,594,827	280,129,932
Cash and cash equivalents	22,289,191	29,900,779
Investments in securities, at fair value	414,472,609	430,462,588
Certificates of deposit (CDs), at fair value	30,116,236	28,894,203
General Partner 1% allocation receivable	425,811	—
Subscriptions receivable	1,406,754	209,400
Total assets	$696,305,428	$769,596,902

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$1,307,372	$1,212,424
Trading Advisor incentive fees payable	—	10,977,066
Commissions and other trading fees payable on open contracts	132,636	146,411
Cash Manager fees payable	159,612	111,171
General Partner management and performance fees payable	828,865	930,656
General Partner 1% allocation payable	—	538,285
Selling Agent fees payable – General Partner	763,346	838,049
Administrative expenses payable – General Partner	161,823	183,163
Investment Manager fees payable	84,657	74,621
Distribution (12b-1) fees payable	2,092	321
Operating services fee payable	33,863	29,848
Redemptions payable	9,873,363	10,423,609
Subscriptions received in advance	5,265,159	2,577,065
Total liabilities	18,612,788	28,042,689
Partners’ Capital (Net Asset Value)
Class A Interests – 104,176.1249 and 106,074.0114 units outstanding at June 30, 2015 and December 31, 2014, respectively	430,435,913	468,243,719
Class B Interests – 36,861.2004 and 41,522.9665 units outstanding at June 30, 2015 and December 31, 2014, respectively	220,134,000	262,572,733
Class I Interests – 3,828.4541 and 3,438.9708 units outstanding at June 30, 2015 and December 31, 2014, respectively	3,644,692	3,455,693
Non-controlling interest	23,478,035	7,282,068
Total partners’ capital (net asset value)	677,692,640	741,554,213
Total liabilities and partners’ capital (net asset value)	$696,305,428	$769,596,902

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments

June 30, 2015

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$10,500,000	7/15/15	U.S. Treasury Note	0.25%	$10,512,530	1.56%
1,900,000	8/31/15	U.S. Treasury Note	0.38%	1,903,350	0.28%
3,740,000	11/15/15	U.S. Treasury Note	0.38%	3,745,606	0.55%
1,415,000	1/31/16	U.S. Treasury Note	2.00%	1,442,002	0.21%
1,500,000	2/15/16	U.S. Treasury Note	0.38%	1,504,108	0.22%
1,150,000	5/15/16	U.S. Treasury Note	0.25%	1,149,919	0.17%
Total U.S. Treasury securities (cost: $20,252,301)				20,257,515	2.99%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield[1]
$2,000,000	9/18/15	Federal Home Loan Banks	0.20%	2,001,467	0.30%
Total U.S. government sponsored entities (cost: $1,999,600)				2,001,467	0.30%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,000,000	7/20/15	Hyundai Capital America	0.25%	999,860	0.15%
400,000	8/7/15	Nissan Motor Acceptance Corp.	0.36%	399,852	0.06%
500,000	7/28/15	PACCAR Financial Corp.	0.11%	499,959	0.07%
Banks
2,200,000	7/2/15	Credit Suisse (USA), Inc.	0.24%	2,199,985	0.31%
1,800,000	7/24/15	MUFG Union Bank, NA	0.15%	1,799,828	0.27%
500,000	8/7/15	Standard Chartered Bank	0.23%	499,882	0.07%
1,700,000	8/10/15	Standard Chartered Bank	0.23%	1,699,566	0.25%
Beverages
2,100,000	7/8/15	Bacardi U.S.A., Inc.	0.47%	2,099,808	0.31%
500,000	7/17/15	Brown-Forman Corporation	0.18%	499,960	0.07%
Diversified financial services
500,000	7/28/15	ABN AMRO Funding USA LLC	0.16%	499,937	0.07%
1,400,000	7/13/15	Alpine Securities Corporation	0.24%	1,399,888	0.21%
500,000	8/3/15	American Express Credit Corporation	0.22%	499,899	0.07%
400,000	7/6/15	AXA Financial, Inc.	0.20%	399,989	0.06%
1,700,000	8/3/15	AXA Financial, Inc.	0.24%	1,699,626	0.25%
1,200,000	7/10/15	DCAT, LLC	0.25%	1,199,925	0.18%
1,700,000	8/3/15	Gotham Funding Corporation	0.18%	1,699,720	0.25%
2,100,000	8/6/15	ING (U.S.) Funding LLC	0.30%	2,099,382	0.31%
1,400,000	7/6/15	Intercontinental Exchange, Inc.	0.17%	1,399,967	0.21%
500,000	7/13/15	Intercontinental Exchange, Inc.	0.17%	499,972	0.07%
1,800,000	7/22/15	J.P. Morgan Securities LLC	0.18%	1,799,811	0.27%
1,200,000	7/27/15	Regency Markets No. 1, LLC	0.17%	1,199,853	0.18%
Energy
400,000	7/9/15	Devon Energy Corporation	0.39%	399,965	0.06%
2,000,000	7/23/15	Dominion Resources, Inc.	0.40%	1,999,511	0.30%
400,000	7/9/15	Motiva Enterprises LLC	0.44%	399,961	0.06%
2,080,000	7/1/15	NextEra Energy Capital Holdings, Inc.	0.00%	2,080,000	0.31%
2,400,000	7/10/15	Oglethorpe Power Corporation	0.15%	2,399,910	0.36%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2015

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Energy (continued)
$1,400,000	7/10/15	PPL Electric Utilities Corporation	0.38%	$1,399,867	0.21%
500,000	7/13/15	Sempra Energy Global Enterprises	0.46%	499,923	0.07%
2,200,000	7/22/15	Southern Company Funding Corp.	0.25%	2,199,679	0.32%
Healthcare
400,000	7/10/15	Danaher Corporation	0.18%	399,982	0.06%
Media
500,000	7/8/15	CBS Corporation	0.44%	499,957	0.07%
1,750,000	7/16/15	CBS Corporation	0.42%	1,749,694	0.26%
Nonprofit
1,730,000	8/26/15	Catholic Health Initiatives	0.19%	1,729,480	0.26%
REITS
500,000	7/27/15	Simon Property Group, L.P.	0.15%	499,946	0.07%
Total U.S. commercial paper (cost: $41,343,466)				41,354,544	6.10%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,500,000	8/6/15	Agricultural Bank of China Limited	0.17%	2,499,562	0.36%
2,000,000	9/8/15	Bank of China Limited	0.21%	1,999,200	0.30%
2,200,000	9/15/15	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.25%	2,198,839	0.32%
400,000	8/21/15	DBS Bank Ltd.	0.20%	399,887	0.06%
3,000,000	2/23/16	DNB Bank ASA	0.43%	2,991,570	0.44%
400,000	7/24/15	KfW	0.17%	399,957	0.06%
450,000	1/6/16	Macquarie Bank Limited	-0.26%	450,612	0.07%
400,000	7/1/15	Nordea Bank AB	0.00%	400,000	0.06%
1,700,000	7/30/15	Oversea-Chinese Banking Corp. Ltd	0.18%	1,699,754	0.25%
400,000	8/17/15	Skandinaviska Enskilda Banken AB	0.21%	399,890	0.06%
Energy
2,500,000	1/8/16	Electricite de France	0.49%	2,493,450	0.37%
1,000,000	7/13/15	Encana Corporation	0.25%	999,910	0.15%
500,000	7/16/15	GDF Suez	0.16%	499,967	0.07%
1,700,000	7/22/15	GDF Suez	0.17%	1,699,831	0.25%
Insurance
1,700,000	7/20/15	Prudential PLC	0.23%	1,699,794	0.25%
Telecommunications
1,000,000	3/21/16	Vodafone Group PLC	0.92%	993,280	0.15%
Total foreign commercial paper (cost: $21,779,343)				21,825,503	3.22%
Total commercial paper (cost: $63,122,809)				63,180,047	9.32%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Advertising
$1,379,000	4/15/16	Omnicom Group Inc.	5.90%	1,446,521	0.21%
Aerospace
1,200,000	5/1/16	Lockheed Martin Corporation	7.65%	1,282,298	0.19%
3,800,000	12/15/16	Rockwell Collins, Inc.	0.64%	3,804,114	0.56%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2015

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Automotive
$700,000	1/11/16	Daimler Finance North America LLC	1.25%	$706,187	0.10%
2,500,000	9/15/16	Daimler Finance North America LLC	2.63%	2,563,423	0.38%
6,700,000	3/2/18	Daimler Finance North America LLC	0.70%	6,714,518	0.99%
7,350,000	1/9/18	Ford Motor Credit Company LLC	1.21%	7,370,568	1.09%
1,200,000	9/15/15	Harley-Davidson Financial Services, Inc.	1.15%	1,204,578	0.18%
1,388,000	3/15/16	Nissan Motor Acceptance Corporation	1.00%	1,394,530	0.21%
1,000,000	9/26/16	Nissan Motor Acceptance Corporation	0.98%	1,004,915	0.15%
1,700,000	9/18/15	Toyota Motor Credit Corporation	0.44%	1,700,504	0.25%
1,400,000	9/23/16	Toyota Motor Credit Corporation	0.38%	1,400,978	0.21%
2,000,000	5/23/16	Volkswagen Group of America, Inc.	0.50%	1,999,412	0.30%
500,000	5/23/17	Volkswagen Group of America, Inc.	0.65%	499,926	0.07%
5,000,000	11/20/17	Volkswagen Group of America, Inc.	0.72%	5,007,177	0.74%
Banks
5,250,000	3/22/16	Bank of America Corporation	1.10%	5,270,345	0.78%
4,250,000	6/15/16	Bank of America, National Association	0.57%	4,235,824	0.63%
1,298,000	3/15/16	BB&T Corporation	3.20%	1,329,630	0.20%
1,500,000	11/6/15	Capital One Financial Corporation	1.00%	1,500,028	0.22%
2,000,000	9/16/15	Comerica Incorporated	3.00%	2,027,434	0.30%
1,000,000	2/26/16	Fifth Third Bank	0.69%	1,000,608	0.15%
6,000,000	7/22/15	Goldman Sachs Group, Inc.	0.68%	6,007,887	0.89%
400,000	12/15/17	Goldman Sachs Group, Inc.	1.09%	400,553	0.06%
10,000,000	2/26/16	JPMorgan Chase & Co.	0.90%	9,996,049	1.46%
450,000	11/25/16	KeyBank National Association	0.77%	451,697	0.07%
1,000,000	10/15/15	Morgan Stanley	0.76%	1,002,216	0.15%
5,900,000	1/9/17	Morgan Stanley	5.45%	6,406,449	0.95%
8,125,000	2/9/18	MUFG Americas Holdings Corporation	0.85%	8,153,639	1.18%
300,000	1/28/16	PNC Bank, National Association	0.80%	301,442	0.04%
2,000,000	6/1/18	PNC Bank, National Association	0.70%	1,997,403	0.29%
1,158,000	3/7/16	State Street Corporation	2.88%	1,187,075	0.18%
1,350,000	2/7/16	The Goldman Sachs Group, Inc.	3.63%	1,388,759	0.20%
880,000	8/2/16	The Huntington National Bank	1.35%	885,523	0.13%
1,000,000	7/27/15	U.S. Bancorp	2.45%	1,011,769	0.15%
2,500,000	10/1/15	U.S. Bank National Association	0.33%	2,502,029	0.37%
1,500,000	7/20/15	Wells Fargo Bank, National Association	0.56%	1,501,865	0.22%
2,000,000	5/16/16	Wells Fargo Bank, National Association	0.49%	2,000,988	0.30%
Beverages
2,000,000	1/15/16	Anheuser-Busch Inbev Finance Inc.	0.80%	2,010,292	0.30%
2,000,000	11/15/15	Coca-Cola Company	1.50%	2,009,843	0.30%
Biotechnology
750,000	12/1/16	Gilead Sciences, Inc.	3.05%	772,981	0.11%
Computers
3,000,000	2/5/16	International Business Machines Corporation	0.35%	3,002,014	0.44%
Diversified financial services
1,800,000	9/15/15	American Express Credit Corporation	2.75%	1,821,541	0.27%
1,000,000	6/5/17	American Express Credit Corporation	0.55%	995,997	0.15%
1,500,000	2/13/17	Capital One Bank	0.78%	1,504,136	0.22%

 The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2015

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Diversified financial services (continued)
$2,000,000	5/9/16	General Electric Capital Corporation	2.95%	$2,047,548	0.30%
1,000,000	7/12/16	General Electric Capital Corporation	0.93%	1,006,532	0.15%
1,000,000	1/9/17	General Electric Capital Corporation	0.55%	1,002,782	0.15%
1,240,000	5/27/16	National Rural Utilities Cooperative Finance Corporation	0.53%	1,241,247	0.18%
Electronics
1,350,000	11/17/15	Honeywell International Inc.	0.33%	1,350,605	0.20%
Energy
1,000,000	8/1/16	Arizona Public Service Company	6.25%	1,082,408	0.16%
500,000	9/15/16	Dayton Power and Light Company	1.88%	506,795	0.07%
5,750,000	4/3/17	Duke Energy Corporation	0.65%	5,772,466	0.85%
1,350,000	8/10/15	Georgia Power Company	0.75%	1,354,236	0.20%
1,000,000	8/15/16	Georgia Power Company	0.67%	1,000,380	0.15%
3,350,000	12/1/17	Kinder Morgan, Inc.	2.00%	3,343,758	0.49%
1,000,000	9/1/15	NextEra Energy Capital Holdings, Inc.	2.60%	1,011,490	0.15%
2,000,000	2/1/16	ONEOK Partners, L.P.	3.25%	2,043,043	0.30%
800,000	8/15/15	Orange and Rockland Utilities, Inc.	2.50%	809,196	0.12%
4,778,000	7/15/16	Pioneer Natural Resources Company	5.88%	5,141,082	0.76%
1,500,000	5/15/16	Sierra Pacific Power Company	6.00%	1,580,124	0.23%
5,500,000	6/15/16	Spectra Energy Partners, LP	2.95%	5,597,961	0.83%
Healthcare
375,000	6/15/16	Becton, Dickinson and Company	0.74%	375,235	0.06%
3,295,000	9/26/16	Ventas Realty, Limited Partnership	1.55%	3,322,613	0.49%
3,775,000	4/1/18	Zimmer Holdings, Inc.	2.00%	3,797,335	0.56%
Insurance
784,000	10/1/15	American International Group, Inc.	5.05%	801,818	0.12%
2,700,000	10/18/16	American International Group, Inc.	5.60%	2,890,635	0.43%
1,254,000	9/30/15	Aon Corporation	3.50%	1,272,521	0.19%
2,600,000	7/28/16	Jackson National Life Global Funding	0.53%	2,604,289	0.38%
2,000,000	7/14/16	Metropolitan Life Global Funding I	0.48%	2,003,871	0.30%
1,000,000	4/10/17	Metropolitan Life Global Funding I	0.65%	1,003,783	0.15%
309,000	4/10/17	Metropolitan Life Global Funding I	1.30%	310,445	0.05%
2,500,000	10/5/15	New York Life Global Funding	0.30%	2,501,708	0.37%
1,000,000	3/1/17	New York Life Global Funding	1.13%	1,002,935	0.15%
600,000	8/19/15	Pricoa Global Funding I	0.55%	600,473	0.09%
7,500,000	11/25/16	Pricoa Global Funding I	1.15%	7,508,625	1.10%
2,498,000	12/1/15	Travelers Companies, Inc.	5.50%	2,559,936	0.38%
Manufacturing
1,000,000	3/3/17	Caterpillar Financial Services Corporation	0.51%	1,001,299	0.15%
1,140,000	11/2/15	Eaton Corporation	0.95%	1,142,653	0.17%
Media
2,945,000	4/15/16	NBCUniversal Media, LLC	0.81%	2,948,055	0.44%
Pharmaceutical
7,775,000	5/14/18	AbbVie Inc.	1.80%	7,778,032	1.15%
500,000	3/17/17	EMD Finance LLC	0.63%	499,673	0.07%
Retail
2,000,000	3/1/16	Home Depot, Inc.	5.40%	2,099,152	0.31%
700,000	5/18/16	Walgreens Boots Alliance, Inc.	0.73%	700,513	0.10%

 The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2015

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Semiconductor
$750,000	5/18/18	QUALCOMM Incorporated	0.55%	$751,528	0.11%
Software
1,400,000	7/7/17	Oracle Corporation	0.47%	1,400,156	0.21%
Telecommunication
2,094,000	8/15/15	AT&T Inc.	2.50%	2,117,713	0.31%
1,500,000	8/15/16	AT&T Inc.	2.40%	1,536,175	0.23%
3,000,000	9/3/15	Cisco Systems, Inc.	0.33%	3,000,461	0.44%
2,150,000	9/15/16	Verizon Communications, Inc.	1.82%	2,183,125	0.32%
1,700,000	11/1/16	Verizon Communications, Inc.	2.00%	1,722,854	0.25%
4,800,000	6/9/17	Verizon Communications, Inc.	0.68%	4,797,198	0.71%
Total U.S. corporate notes (cost: $213,531,271)				212,902,127	31.42%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,810,000	1/22/16	ABN AMRO Bank N.V.	1.38%	1,826,221	0.27%
4,100,000	9/24/15	Bank of Montreal	0.53%	4,102,241	0.61%
2,000,000	9/11/15	Bank of Tokyo-Mitsubishi UFJ, Ltd.	2.45%	2,021,034	0.30%
8,000,000	4/27/18	Credit Suisse AG	0.96%	8,002,226	1.16%
3,700,000	5/24/16	HSBC Bank PLC	3.10%	3,786,928	0.56%
1,000,000	3/15/16	ING Bank N.V.	4.00%	1,033,158	0.15%
1,500,000	9/1/15	ING Groep N.V.	3.00%	1,520,070	0.22%
1,500,000	7/27/15	Macquarie Bank Limited	3.45%	1,525,138	0.23%
2,000,000	12/9/16	National Australia Bank Limited	0.53%	2,002,167	0.30%
1,950,000	5/13/16	Nordea Bank AB	0.88%	1,956,637	0.29%
500,000	5/12/16	Standard Chartered PLC	3.20%	511,241	0.08%
1,250,000	7/18/15	Sumitomo Mitsui Bank	1.35%	1,257,844	0.19%
1,200,000	1/18/16	Sumitomo Mitsui Bank	0.90%	1,205,762	0.18%
1,000,000	9/23/16	Svenska Handelsbanken AB	0.75%	1,003,493	0.15%
2,000,000	9/26/16	UBS AG	0.78%	2,001,625	0.30%
4,750,000	6/1/17	UBS AG	0.84%	4,745,736	0.70%
2,000,000	9/25/15	Westpac Banking Corporation	1.04%	2,003,739	0.30%
Beverages
1,000,000	10/1/15	Heineken N.V.	0.80%	1,002,291	0.15%
Diversified financial services
800,000	1/29/18	Caisse centrale Desjardins	0.94%	804,663	0.12%
Energy
750,000	3/11/16	BP Capital Markets P.L.C.	3.20%	770,083	0.11%
4,800,000	5/9/16	CNOOC Finance (2013) Limited	1.13%	4,798,200	0.71%
1,000,000	1/15/16	TransCanada PipeLines Limited	0.75%	1,002,918	0.15%
Insurance
1,200,000	9/17/15	Manulife Financial Corporation	3.40%	1,217,931	0.18%
Pharmaceuticals
1,000,000	9/1/16	Actavis Funding SCS	1.16%	1,002,665	0.15%
6,790,000	3/12/18	Actavis Funding SCS	1.37%	6,820,704	0.99%

 The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2015

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Telecommunication
$1,300,000	4/11/16	Deutsche Telekom International Finance B.V.	3.13%	$1,331,138	0.20%
1,000,000	9/16/15	Orange	2.13%	1,008,561	0.15%
1,000,000	2/16/16	Telefonica Emisiones, S.A.U.	3.99%	1,032,161	0.15%
Transportation
4,500,000	10/28/16	Kansas City Southern de Mexico, SA de CV	0.98%	4,499,282	0.66%
Total foreign corporate notes (cost: $65,947,213)				65,795,857	9.71%
Total corporate notes (cost: $279,478,484)				278,697,984	41.13%

U.S. Asset Backed Securities
Automotive
$374,799	10/20/16	Ally Auto Receivables Trust 2014-SN1	0.52%	374,731	0.06%
482,991	4/9/18	Americredit Automobile Receivables Trust 2014-4	0.58%	482,780	0.07%
471,625	1/15/21	ARI Fleet Lease Trust 2012-B	0.49%	471,208	0.07%
500,000	4/16/18	Bank of the West Auto Trust 2015-1	0.87%	500,013	0.07%
1,000,000	9/15/17	BMW Manufacturing Co., LLC	0.59%	1,000,655	0.15%
722,997	6/20/17	Capital Auto Receivables Asset Trust 2013-1	0.79%	723,583	0.11%
475,000	10/20/17	Capital Auto Receivables Asset Trust 2015-2	0.59%	474,205	0.07%
1,668,566	2/15/18	CarMax Auto Owner Trust 2014-4	0.67%	1,667,903	0.25%
1,200,000	6/15/18	CarMax Auto Owner Trust 2015-2	0.82%	1,201,214	0.18%
250,000	11/15/17	Drive Auto Receivables Trust 2015-A	1.01%	250,235	0.04%
400,000	12/15/17	Drive Auto Receivables Trust 2015-B	0.93%	399,985	0.06%
99,960	3/20/19	Enterprise Fleet Financing, LLC	1.06%	100,155	0.01%
645,000	3/15/18	Ford Credit Auto Owner Trust 2012-D	0.67%	644,741	0.10%
1,758,439	8/15/17	Ford Credit Auto Owner Trust 2014-C	0.61%	1,758,988	0.26%
1,500,000	3/15/18	Ford Credit Auto Owner Trust 2015-B	0.72%	1,499,822	0.22%
500,000	7/20/19	GE Dealer Floorplan Master Not	0.57%	498,051	0.07%
1,300,000	1/15/19	Harley-Davidson Motorcycle Trust 2015-2	0.80%	1,300,543	0.19%
704,871	5/15/17	Honda Auto Receivables 2013-3 Owner Trust	0.77%	705,648	0.10%
3,966,140	9/18/17	Honda Auto Receivables 2013-4 Owner Trust	0.69%	3,964,264	0.58%
700,000	6/15/17	Honda Auto Receivables 2015-1 Owner Trust	0.70%	700,029	0.10%
1,900,000	11/15/17	Hyundai Auto Lease Securitization Trust 2014-B	0.98%	1,901,601	0.28%
1,400,000	10/16/17	Hyundai Auto Receivables Trust 2015-A	0.68%	1,401,297	0.21%
1,800,000	11/15/17	Nissan Auto Lease Trust 2015-A	0.54%	1,800,188	0.27%
948,042	8/15/18	Nissan Auto Receivables 2013-C Owner Trust	0.67%	947,680	0.14%
1,100,000	6/15/17	Nissan Auto Receivables 2014-B Owner Trust	0.60%	1,099,826	0.16%
1,129,000	9/15/17	Nissan Auto Receivables 2015-A Owner Trust	0.67%	1,128,419	0.17%
611,925	8/15/17	Santander Drive Auto Receivables Trust 2014-3	0.54%	611,590	0.09%
231,510	4/16/18	Santander Drive Auto Receivables Trust 2014-5	0.59%	231,390	0.03%
1,066,165	8/21/17	Volkswagen Auto Loan Enhanced Trust 2013-1	0.56%	1,065,063	0.16%
Commercial mortgage
484,476	5/10/45	Banc of America Commercial Mortgage Trust 2006-2	5.92%	501,409	0.07%
1,100,000	10/15/49	Citigroup Commercial Mortgage Trust 2006-C5	5.43%	1,144,984	0.17%
723,372	4/15/43	J.P. Morgan Chase Commercial Mortgage Securities Corp.	5.48%	737,136	0.11%
2,000,000	9/15/39	LB-UBS Commercial Mortgage Trust 2006-C6	5.37%	2,080,809	0.31%
467,442	2/12/44	Morgan Stanley Capital I Trust 2007-HQ11	0.32%	463,244	0.07%

 The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2015

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Asset Backed Securities (continued)
Face Value	Maturity Date	Name	Yield[1]
Credit card
$1,000,000	1/15/20	BA Credit Card Trust	0.47%	$999,551	0.15%
1,830,000	8/15/18	Barclays Dryrock Issuance Trust	0.64%	1,830,802	0.27%
1,500,000	11/15/18	Capital One Multi-Asset Execution Trust	0.63%	1,500,668	0.22%
2,000,000	9/16/19	Capital One Multi-Asset Execution Trust	0.96%	2,000,551	0.30%
280,000	10/16/17	Chase Issuance Trust	0.34%	279,955	0.04%
2,000,000	9/7/18	Citibank Credit Card Issuance Trust	1.32%	2,018,430	0.30%
1,500,000	2/22/19	Citibank Credit Card Issuance Trust	1.02%	1,504,788	0.22%
2,500,000	9/15/17	Golden Credit Card Trust	0.79%	2,501,985	0.36%
Other
1,340,681	8/15/18	CNH Equipment Trust 2013-B	0.69%	1,339,097	0.20%
1,000,000	2/15/18	John Deere Owner Trust 2015	0.87%	1,002,067	0.15%
400,000	12/15/17	Kubota Credit Owner Trust 2015-1	0.94%	400,599	0.06%
31,195	8/15/17	Volvo Finl Equip LLC Series 2012-1	1.51%	31,238	0.00%
Student loans
77,759	5/16/22	Navient Private Education Loan Trust 2014-A	0.67%	77,746	0.01%
68,952	8/15/25	SLM Private Education Loan Trust 2012-A	1.59%	69,544	0.01%
328,616	12/15/21	SLM Private Education Loan Trust 2012-B	1.29%	329,201	0.05%
251,179	8/15/23	SLM Private Education Loan Trust 2012-C	1.29%	252,176	0.04%
362,860	10/16/23	SLM Private Education Loan Trust 2012-E	0.94%	363,809	0.05%
Total U.S. asset backed securities (cost: $50,382,416)				50,335,596	7.43%
Total investments in securities (cost: $415,235,610)				$414,472,609	61.17%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,000,000	3/4/16	Barclays Bank PLC (NY Branch)	0.88%	$2,009,133	0.30%
2,500,000	1/28/16	Credit Suisse Group AG (NY Branch)	0.68%	2,509,900	0.37%
3,000,000	9/4/15	Lloyds Bank plc (NY Branch)	0.48%	3,013,423	0.43%
2,000,000	2/26/16	Standard Chartered Bank	0.65%	2,006,118	0.30%
850,000	2/12/16	Sumitomo Mitsui Bank (NY Branch)	0.52%	851,865	0.13%
Total U.S. certificates of deposit (cost: $10,350,000)				10,390,439	1.53%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,000,000	10/23/15	Bank of Nova Scotia	0.53%	$2,003,131	0.30%
2,200,000	5/9/16	Bank of Nova Scotia	0.47%	2,200,949	0.32%
2,000,000	11/16/15	Canadian Imperial Bank of Commerce	0.38%	2,000,453	0.30%
2,500,000	9/1/15	Chiba Bank, Ltd.	0.34%	2,503,062	0.36%
2,000,000	8/3/15	China Construction Bank Corporation	0.69%	2,006,495	0.30%
3,000,000	7/23/15	Deutsche Bank AG	0.60%	3,003,404	0.43%
2,000,000	2/19/16	Landesbank Hessen-Thuringen Girozentrale	0.57%	2,005,473	0.30%

  The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2015

(Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Certificates of Deposit (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$2,000,000	2/13/17	Nordea Bank Finland PLC	0.56%	$2,001,115	0.30%
2,000,000	8/17/16	Svenska Handelsbanken AB	0.46%	2,001,715	0.30%
Total foreign certificates of deposit (cost: $19,698,010)				19,725,797	2.91%

Total certificates of deposit (cost: $30,048,010)				$30,116,236	4.44%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$2,964,889	0.44%
		Currencies		131,437	0.02%
		Energy		(6,184)	(0.00)%
		Equity indices		(1,763,814)	(0.26)%
		Interest rate instruments		1,790,184	0.26%
		Metals[2]		(13,902,741)	(2.06)%
		Single stock futures		(297,548)	(0.04)%
Net unrealized gain (loss) on open long U.S. futures contracts				(11,083,777)	(1.64)%

Short U.S. Futures Contracts
		Agricultural commodities		(5,350,644)	(0.79)%
		Currencies		(209,074)	(0.03)%
		Energy		(444,693)	(0.07)%
		Equity indices		(115,316)	(0.02)%
		Interest rate instruments		(219,830)	(0.03)%
		Metals[2]		15,321,141	2.27%
		Single stock futures		408,478	0.06%
Net unrealized gain (loss) on open short U.S. futures contracts				9,390,062	1.39%

Total U.S. Futures Contracts - Net unrealized gain (loss) on open U.S. futures contracts				(1,693,715)	(0.25)%

Long Foreign Futures Contracts
		Agricultural commodities		460,742	0.07%
		Currencies		(81,311)	(0.01)%
		Energy		(5,527)	(0.00)%
		Equity indices		(3,427,635)	(0.51)%
		Interest rate instruments		274,903	0.04%
		Metals		(12,049)	(0.00)%
		Single stock futures		56	0.00%
Net unrealized gain (loss) on open long foreign futures contracts				(2,790,821)	(0.41)%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2015

(Unaudited)

	Description	Fair Value	% of Partners' Capital (Net Asset Value)
Short Foreign Futures Contracts
	Agricultural commodities	$(7,049)	(0.00)%
	Currencies	274,366	0.04%
	Energy	(15,407)	(0.00)%
	Equity indices	858,133	0.13%
	Interest rate instruments	(443,686)	(0.07)%
	Metals	6,355	0.00%
Net unrealized gain (loss) on open short foreign futures contracts		672,712	0.10%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts		(2,118,109)	(0.31)%

Net unrealized gain (loss) on open futures contracts		$(3,811,824)	(0.56)%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
	Long	$(2,454,673)	(0.37)%
	Short	170,994	0.03%
Net unrealized gain (loss) on open U.S. forward currency contracts		(2,283,679)	(0.34)%

Foreign Forward Currency Contracts
	Long	(230,013)	(0.03)%
	Short	804,819	0.11%
Net unrealized gain (loss) on open foreign forward currency contracts		574,806	0.08%

Net unrealized gain (loss) on open forward currency contracts		$(1,708,873)	(0.26)%

TOTAL RETURN SWAP CONTRACT
Termination Date	Counterparty
4 /1/19	Deutsche Bank, AG	$5,453,857	0.80%

Comprised of a proprietary basket of Commodity Trading Advisor’s (“CTA”) programs investing in various futures, forwards and currency derivative contracts and other similar investments. See Notes 2 and 3.

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

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2014

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Healthcare
$2,550,000	5/29/15	Covidien International Finance S.A.	1.35%	$2,560,713	0.35%
Insurance
1,200,000	9/17/15	Manulife Financial Corporation	3.40%	1,233,395	0.17%
Pharmaceutical
4,200,000	3/17/15	Takeda Pharmaceutical Co Ltd	1.03%	4,217,260	0.57%
Telecommunication
1,300,000	4/11/16	Deutsche Telekom International Finance B.V.	3.13%	1,341,433	0.18%
1,000,000	9/16/15	Orange	2.13%	1,014,535	0.14%
5,600,000	4/27/15	Telefonica Emisiones, S.A.U.	3.73%	5,684,276	0.76%
Transportation
4,500,000	10/28/16	Kansas City Southern de Mexico, S.A. de C.V.	0.93%	4,517,931	0.61%
Total foreign corporate notes (cost: $95,623,193)				94,907,948	12.80%
Total corporate notes (cost: $305,337,570)				303,770,438	40.97%

U.S. Asset Backed Securities
Automotive
$525,000	6/15/17	Ally Master Owner Trust	1.21%	526,800	0.07%
795,787	10/20/16	Ally Auto Receivables Trust 2014-SN1	0.52%	795,858	0.11%
500,000	4 /9/18	Americredit Automobile Receivables Trust 2014-4	0.56%	500,186	0.07%
718,153	1/15/21	ARI Fleet Lease Trust 2012-B	0.46%	717,483	0.10%
1,000,000	9/15/17	BMW Manufacturing Co., LLC	0.56%	1,000,987	0.13%
990,000	6/20/17	Capital Auto Receivables Asset Trust 2013-1	0.79%	990,546	0.13%
1,800,000	2/15/18	Carmax Auto Owner Trust 2014-4	0.67%	1,798,570	0.24%
149,691	3/20/19	Enterprise Fleet Financing, LLC	1.06%	150,183	0.02%
2,000,000	8/15/17	Ford Credit Auto Owner Trust 2014-C	0.61%	1,997,674	0.27%
950,000	5/15/17	Honda Auto Receivables 2013-3 Owner Trust	0.77%	951,142	0.13%
2,000,000	9/18/17	Honda Auto Receivables 2013-4 Owner Trust	0.69%	1,998,994	0.27%
1,900,000	11/15/17	Hyundai Auto Lease Securitization Trust 2014-B	0.98%	1,897,427	0.26%
1,100,000	6/15/17	Nissan Auto Receivables 2014-B Owner Trust	0.60%	1,099,819	0.15%
1,400,490	8/15/17	Santander Drive Auto Receivables Trust 2014-3	0.54%	1,400,350	0.19%
285,000	4/16/18	Santander Drive Auto Receivables Trust 2014-5	0.56%	285,078	0.04%
55,000	8/15/17	Volvo Finl Equip LLC Series 2012-1	1.51%	55,273	0.01%
Commerial mortgages
510,119	5/10/45	Banc of America Commercial Mortgage Trust 2006-2	5.73%	539,705	0.07%
Credit cards
1,000,000	1/15/20	BA Credit Card Trust	0.45%	998,973	0.13%
1,830,000	8/15/18	Barclays Dryrock Issuance Trust	0.64%	1,829,607	0.25%
1,500,000	11/15/18	Capital One Multi-Asset Execution Trust	0.63%	1,499,240	0.20%
2,000,000	9/16/19	Capital One Multi-Asset Execution Trust	0.96%	1,993,487	0.27%
1,030,000	10/16/17	Chase Issuance Trust	0.31%	1,029,070	0.14%
1,185,000	6/15/18	GE Capital Credit Card Master Note Trust	0.95%	1,187,398	0.16%
Other
1,500,000	8/15/18	CNH Equipment Trust 2013-B	0.69%	1,500,775	0.20%
500,000	7/20/19	GE Dealer Floorplan Master Note	0.55%	499,111	0.07%

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

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures and forward contracts	$(50,823,797)	$37,403,497	$24,617,746	$39,686,192
Investments in securities and CDs	41,512	(469,943)	(566,771)	(873,705)
Net change in unrealized gain (loss) on:
Futures, forward contracts and swap contracts	(32,031,153)	2,361,335	(40,153,822)	(19,767,541)
Investments in securities and CDs	(237,131)	747,555	801,986	1,123,116
Brokerage commissions and trading expenses	(1,498,259)	(1,190,695)	(3,006,421)	(2,023,600)
Net realized and change in unrealized gain (loss) on investments	(84,548,828)	38,851,749	(18,307,282)	18,144,462

Net Investment Income (Loss)
Income
Interest income	803,034	669,771	1,564,756	1,481,306

Expenses
Trading Advisor management fee	2,396,807	2,853,066	4,945,200	6,056,115
Trading Advisor incentive fee	1,843	978,024	9,348,716	1,160,775
Cash manager fees	117,969	129,006	238,303	290,285
General Partner management and performance fees	2,653,296	2,919,380	5,542,063	6,067,500
Selling Agent fees – General Partner	2,413,631	2,636,138	5,009,958	5,434,010
General Partner 1% allocation	(906,791)	291,254	(425,811)	(12,105)
Administrative expenses – General Partner	518,053	658,638	1,096,407	1,605,710
Investment Manager fees	260,124	156,429	499,999	156,429
Distribution (12b-1) fees	5,560	27	8,152	27
Operating services fee	104,049	62,571	199,999	62,571
Total expenses	7,564,541	10,684,533	26,462,986	20,821,317
Net investment income (loss)	(6,761,507)	(10,014,762)	(24,898,230)	(19,340,011)
Net income (loss)	(91,310,335)	28,836,987	(43,205,512)	(1,195,549)
Less: net income (loss) attributable to non-controlling interest	1,538,081	(2,810)	1,049,751	(2,810)
Net Income (Loss) attributable to the Fund	$(89,772,254)	$28,834,177	$(42,155,761)	$(1,198,359)

	Three Months Ended June 30,
	2015			2014
	Class A	Class B	Class I	Class A	Class B	Class I
Increase (decrease) in net asset value per unit	$(561.58)	$(781.49)	$(121.92)	$144.40	$230.10	$39.00

Net income (loss) per unit†	$(566.53)	$(788.09)	$(121.99)	$146.41	$233.04	$43.19

Weighted average number of units outstanding	104,032.4976	38,533.1209	3,826.1262	120,701.6762	47,341.7592	3,005.7133

	Six Months Ended June 30,
	2015			2014
	Class A	Class B	Class I	Class A	Class B	Class I
Increase (decrease) in net asset value per unit	$(282.49)	$(351.59)	$(52.98)	$(4.53)	$45.53	$12.21

Net income (loss) per unit†	$(280.28)	$(317.95)	$(60.38)	$(16.68)	$17.22	$6.70

Weighted average number of units outstanding	104,647.7096	39,640.4237	3,660.2025	125,310.7890	50,446.5860	3,562.8290

† (based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(43,205,512)	$(1,195,549)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures, forwards and swap trading	40,153,822	19,767,538
Net realized and change in unrealized (gain) loss on securities and certificates of deposit	(235,215)	(249,411)
Purchases of securities and certificates of deposit	(614,104,028)	(478,576,569)
Proceeds from disposition of securities and certificates of deposit	629,107,189	596,001,811
Changes in
Trading Advisor management fee payable	94,948	(943,032)
Trading Advisor incentive fee payable	(10,977,066)	800,127
Commissions and other trading fees payable on open contracts	(13,775)	19,999
Cash Manager fees payable	48,441	26,955
General Partner management and performance fees payable	(101,791)	(190,714)
General Partner 1% allocation receivable/payable	(964,096)	271,261
Selling Agent fees payable – General Partner	(74,703)	(152,713)
Administrative expenses payable – General Partner	(21,340)	(133,130)
Investment Manager fee payable	10,036	53,551
Distribution (12b-1) fees payable	1,771	27
Operating services fee payable	4,015	21,420
Net cash provided by (used in) operating activities	(277,304)	135,521,571

Cash flows from financing activities
Subscriptions	21,378,150	15,479,824
Subscriptions received in advance	5,265,159	4,238,073
Redemptions	(62,508,692)	(169,584,830)
Non-controlling interest – subscriptions	17,580,245	100,000
Non-controlling interest – redemptions	(1,430,429)	—
Net cash provided by (used in) financing activities	(19,715,567)	(149,766,933)

Net increase (decrease) in cash and cash equivalents	(19,992,871)	(14,245,362)
Cash and cash equivalents, beginning of period	269,943,729	311,962,117
Cash and cash equivalents, end of period	$249,950,858	$297,716,755

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$227,661,667	$280,034,501
Cash and cash equivalents	22,289,191	17,682,254
Total end of period cash and cash equivalents	$249,950,858	$297,716,755

Supplemental disclosure of cash flow information
Prior period redemptions paid	$10,423,609	$36,130,211
Prior period subscriptions received in advance	$2,577,065	$2,399,374

Supplemental schedule of non-cash financing activities
Redemptions payable	$9,873,363	$24,054,443

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

For the Six Months Ended June 30, 2015 and 2014

(Unaudited)

	Class A		Class B		Class I		Non-Controlling Interest
	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Six Months Ended June 30, 2015
Balance at December 31, 2014	106,074.0114	$468,243,719	41,522.9665	$262,572,733	3,438.9708	$3,455,693	$7,282,068	$741,554,213
Net income (loss)		(29,330,966)		(12,603,793)		(221,002)	(1,049,751)	(43,205,512)
Subscriptions	3,732.8618	16,916,811	1,017.5526	6,628,403	389.4833	410,001	18,777,599	42,732,814
Redemptions	(4,983.9123)	(22,489,838)	(6,128.3851)	(39,367,156)	—	—	(1,531,881)	(63,388,875)
Transfers	(646.8360)	(2,903,813)	449.0664	2,903,813	—	—	—	—
Balance at June 30, 2015	104,176.1249	$430,435,913	36,861.2004	$220,134,000	3,828.4541	$3,644,692	$23,478,035	$677,692,640

Six Months Ended June 30, 2014
Balance at December 31, 2013	133,795.0412	$550,501,395	56,246.4420	$325,651,536	4,675.5936	$4,256,774	$—	$880,409,705
Net income (loss)		(2,090,764)		868,526		23,879	2,810	(1,195,549)
Subscriptions	3,162.5289	12,679,533	918.4714	5,199,665	—	—	100,000	17,979,198
Redemptions	(21,134.7669)	(85,086,697)	(12,386.9460)	(70,398,158)	(2,229.9294)	(2,024,207)	—	(157,509,062)
Transfers	(227.6607)	(910,229)	161.2493	910,229	—	—	—	—
Balance at June 30, 2014	115,595.1425	$475,093,238	44,939.2167	$262,231,798	2,445.6642	$2,256,446	$102,810	$739,684,292

	Net Asset Value per Unit
	Class A	Class B	Class I

June 30, 2015	$4,131.81	$5,971.97	$952.00
December 31, 2014	4,414.30	6,323.56	1,004.98
June 30, 2014	4,109.98	5,835.26	922.63
December 31, 2013	4,114.51	5,789.73	910.42

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

During the second quarter of 2014, the Fund purchased $58.5 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFF”). SMFF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end management investment company. SMFF issues four classes of shares: Class A, C, I and N. At June 30, 2015, the Fund owned a majority of the outstanding shares of SMFF and therefore had effective control of that entity. Accordingly, the assets, liabilities and operating results of SMFF have been consolidated with the Fund. The portion of SMFF that is not owned by the Fund is presented as the non-controlling interest. SMFF has a similar investment strategy to the Fund, except that it uses a total return swap with Deutsche Bank AG to obtain access to the returns of select commodity trading advisors. The General Partner serves as the investment manager of SMFF. During the second quarter of 2015, the Fund redeemed $4.4 million of its investment in SMFF.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the periods ended June 30, 2015 and December 31, 2014, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through June 30, 2015. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2011.

Foreign Currency Transactions

The Fund has certain investments denominated in foreign currencies. Assets and liabilities denominated in currencies other than the U.S. dollar are translated into U.S. dollars at the rates in effect at the date of statement of financial condition. The purchase and sale of investments, and income and expenses are translated at the rates of exchange prevailing on the respective dates of such transactions. The Fund does not isolate that portion of the results of operations resulting from changes in foreign exchange rates on investments from the fluctuations arising from changes in market prices of investments held. Such fluctuations are included with the net realized and change in unrealized gain or loss on such investments in the consolidated statements of operations.

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

At June 30, 2015, the notional value of the swap was $99,579,886 and SMFF had provided $9,696,500 as collateral. During the six months ended June 30, 2015, the swap had an appreciation in fair value of $5,453,857.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At June 30, 2015
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$(3,811,824)	$—	$(3,811,824)
Net unrealized gain (loss) on open forward currency contracts*	—	(1,708,873)	(1,708,873)
Net unrealized gain (loss) on swap contract*	—	5,453,857	5,453,857
Cash and cash equivalents:
Money market fund	4,246,664	—	4,246,664
Investments in securities:
U.S. Treasury securities*	20,257,515	—	20,257,515
U.S. government sponsored enterprise notes*	—	2,001,467	2,001,467
Asset backed securities*	—	50,335,596	50,335,596
Commercial paper*	—	63,180,047	63,180,047
Corporate notes*	—	278,697,984	278,697,984
Certificates of deposit*	—	30,116,236	30,116,236
Total	$20,692,355	$428,076,314	$448,768,669

*See the consolidated condensed schedule of investments for further description.

At December 31, 2014
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$33,424,425	$—	$33,424,425
Net unrealized gain (loss) on open forward currency contracts*	—	(1,409,257)	(1,409,257)
Net unrealized gain (loss) on swap contract*	—	8,071,814	8,071,814
Cash and cash equivalents:
Money market fund	11,400,634	—	11,400,634
Investments in securities:
U.S. Treasury securities*	39,378,298	—	39,378,298
U.S. government sponsored enterprise notes*	—	2,000,951	2,000,951
Asset backed securities*	—	29,066,524	29,066,524
Commercial paper*	—	56,246,377	56,246,377
Corporate notes*	—	303,770,438	303,770,438
Certificates of deposit*	—	28,894,203	28,894,203
Total	$84,203,357	$426,641,050	$510,844,407

*See the consolidated condensed schedule of investments for further description.

There were no Level 3 holdings at June 30, 2015 or December 31, 2014, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At June 30, 2015, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$4,385,821	$(6,317,883)	$(1,932,062)
Currencies	2,654,443	(2,539,025)	115,418
Energy	710,106	(1,181,917)	(471,811)
Equity indices	1,754,631	(6,203,263)	(4,448,632)
Interest rate instruments	4,021,060	(2,619,489)	1,401,571
Metals	15,597,007	(14,184,301)	1,412,706
Single stock futures	520,075	(409,089)	110,986
Net unrealized gain (loss) on open futures contracts	$29,643,143	$(33,454,967)	$(3,811,824)

Net unrealized gain (loss) on open forward currency contracts	$6,138,413	$(7,847,286)	$(1,708,873)

Net unrealized gain (loss) on swap contract*	$5,453,857	$—	$5,453,857

*At June 30, 2015, the sector exposure of the CTA indices underlying the swap was:

Agricultural commodities	6%
Currencies	19%
Energy	3%
Equity indices	13%
Interest rate instruments	50%
Metals	9%
Total	100%

At June 30, 2015, there were 60,269 open futures contracts and 4,042 open forward currency contracts. The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at June 30, 2015 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments Pledged	Cash Collateral Received	Net Amount

JP Morgan Securities, LLC	$(774,797)	$—	$—	$(774,797)
Société Générale Newedge UK Limited*	580,649	—	—	580,649
SG Americas Securities, LLC**	(3,315,478)	—	—	(3,315,478)
UBS AG	(2,137,479)	—	—	(2,137,479)
Deutsche Bank AG	5,580,265	—	—	5,580,265
Total	$(66,840)	$—	$—	$(66,840)

*formerly Newedge UK Financial Ltd

**formerly Newedge USA, LLC

For the three and six months ended June 30, 2015, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(2,233,902)	$(5,826,320)	$(4,440,817)	$(3,882,276)
Currencies	(10,749,805)	3,418	5,357,540	(3,894,078)
Energy	(12,596,660)	(2,481,495)	(2,940,199)	(10,088,284)
Equity indices	(272,627)	(7,139,340)	24,755,912	(8,628,383)
Interest rate instruments	(13,351,590)	(12,003,708)	16,805,171	(12,096,380)
Metals	(5,012,695)	2,508,333	(8,887,110)	1,647,527
Single stock futures	(744,668)	260,250	(770,914)	(294,375)
Total futures contracts	(44,961,947)	(24,678,862)	29,879,583	(37,236,249)

Forward currency contracts	(6,278,438)	(1,321,130)	(4,847,408)	(299,616)

Swap contract	—	(6,031,161)	—	(2,617,957)
Total futures, forward currency and swap contracts	$(51,240,385)	$(32,031,153)	$25,032,175	$(40,153,822)

For the three months ended June 30, 2015, the number of futures contracts closed was 544,009 and the number of forward currency contracts closed was 45,348. For the six months ended June 30, 2015, the number of futures contracts closed was 1,001,392 and the number of forward currency contracts closed was 72,818.

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

*formerly Newedge UK Financial Ltd

**formerly Newedge USA, LLC

For the three and six months ended June 30, 2014, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended June 30, 2014		Six Months Ended June 30, 2014
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$5,087,805	$(7,459,226)	$9,595,849	$(3,886,357)
Currencies	(1,792,801)	1,139,032	(1,782,577)	(5,845,523)
Energy	1,766,419	2,986,289	(6,218,056)	2,439,572
Equity indices	10,339,758	(937,716)	11,067,161	(21,372,635)
Interest rate instruments	15,793,149	10,865,072	31,832,231	11,233,944
Metals	(2,627,671)	(1,054,824)	(11,432,934)	(2,536,018)
Single stock futures	1,198,618	204,008	1,998,187	(182,179)
Total futures contracts	29,765,277	5,742,635	35,059,861	(20,149,196)

Forward currency contracts	7,505,805	(4,976,774)	4,328,378	(1,213,819)

Swap contract	(3,500)	1,595,477	(3,500)	1,595,477

Total futures, forward currency and swap contracts	$37,267,582	$2,361,338	$39,384,739	$(19,767,538)

For the three months ended June 30, 2014, the number of futures contracts closed was 314,608 and the number of forward currency contracts closed was 8,986. For the six months ended June 30, 2014, the number of futures contracts closed was 554,753 and the number of forward currency contracts closed was 20,016.

4.	General Partner

At June 30, 2015 and December 31, 2014, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund. However, the beneficiary of the majority shareholder of the General Partner had the following investment:

	June 30, 2015	December 31, 2014
Class of units	I	I
Number of units	254.4114	254.4114
Value	$242,200	$255,679

The General Partner earns the following compensation:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A and Class B Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A and Class B Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units calculated monthly. The general partner performance fee is payable quarterly in arrears.

▪	Management fee – SMFF incurs a monthly fee equal to 1/12th of 1.25% of the month-end net asset value of the trust, payable in arrears to the investment manager.

▪	Distribution (12b-1) fee – SMFF incurs a monthly 12b-1 fee of 1/12th of 0.25% of the month-end net asset value of the Class A and N shares, and 1/12th of 1% of the month-end value of the Class C shares.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Selling agent fees amounted to $2,289,727 and $2,497,281for the three months ended June 30, 2015 and 2014, respectively. Selling agent fees amounted to $4,748,701 and $5,140,639 for the six months ended June 30, 2015 and 2014, respectively. Such amounts are included in selling agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. Broker dealer servicing fees amounted to $123,904 and $138,858 for the three months ended June 30, 2015 and 2014, respectively. Broker dealer servicing fees amounted to $261,257 and $293,370 for the six months ended June 30, 2015 and 2014, respectively. Such amounts are included in selling agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

▪	Operating Services Fee – SMFF incurs a monthly fee equal to 1/12th of 0.5% of the month-end net asset value of the trust, payable to the investment manager. The investment manager, in turn, pays the operating expenses of the trust, pursuant to an operating services agreement between the parties.

▪	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the fund, payable in arrears to the General Partner. The General Partner, in turn, pays the administrative expenses of the Fund. Administrative expenses include accounting, audit, legal, salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund; such as, salaries and commissions of General Partner marketing personnel, administrative employee salaries and related costs.

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

To meet margin requirements, the Fund deposits funds with its futures brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At June 30, 2015 and December 31, 2014, the Fund had margin requirements of $101,984,084 and $104,811,368, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A and B units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, B or I interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At June 30, 2015 and December 31, 2014, the Fund received advance subscriptions of $5,265,159 and $2,577,065, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at June 30, 2015.

Country or Region	U.S. Treasury Securities	U.S. Gov't Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Asset Backed Securities	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$20,257,515	$2,001,467	$41,354,544	$212,902,127	$50,335,596	$10,390,439	$337,241,688	49.76%
Switzerland	—	—	—	14,749,587	—	—	14,749,587	2.18%
Canada	—	—	999,910	7,127,753	—	6,204,533	14,332,196	2.11%
Japan	—	—	2,198,839	4,484,640	—	2,503,062	9,186,541	1.36%
Luxumbourg	—	—	—	7,823,369	—	—	7,823,369	1.15%
Great Britain	—	—	2,693,074	5,068,252	—	—	7,761,326	1.15%
Netherlands	—	—	—	6,712,878	—	—	6,712,878	0.99%
China	—	—	4,498,762	—	—	2,006,495	6,505,257	0.96%
Australia	—	—	450,612	5,531,044	—	—	5,981,656	0.88%
Sweden	—	—	799,890	2,960,130	—	2,001,715	5,761,735	0.85%
France	—	—	4,693,248	1,008,561	—	—	5,701,809	0.84%
Germany	—	—	399,957	—	—	5,008,877	5,408,834	0.80%
British Virgin Islands	—	—	—	4,798,200	—	—	4,798,200	0.71%
Mexico	—	—	—	4,499,282	—	—	4,499,282	0.66%
Norway	—	—	2,991,570	—	—	—	2,991,570	0.44%
Singapore	—	—	2,099,641	—	—	—	2,099,641	0.31%
Finland	—	—	—	—	—	2,001,115	2,001,115	0.30%
Spain	—	—	—	1,032,161	—	—	1,032,161	0.15%
Total	$20,257,515	$2,001,467	$63,180,047	$278,697,984	$50,335,596	$30,116,236	$444,588,845	65.60%

The following table presents the exposure at December 31, 2014.

Country or Region	U.S. Treasury Securities	U.S. Gov't Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Asset Backed Securities	Certificates of Deposit	Total	% of Partners' Capital (Net Asset Value)
United States	$39,378,298	$2,000,951	$39,972,402	$208,862,490	$29,066,524	$12,778,002	$332,058,667	44.77%
Canada	—	—	—	20,801,648	—	6,205,811	27,007,459	3.64%
Netherlands	—	—	—	21,483,148	—	1,400,456	22,883,604	3.09%
Australia	—	—	1,488,120	15,346,609	—	—	16,834,729	2.27%
Great Britain	—	—	5,198,181	6,746,558	—	—	11,944,739	1.61%
Japan	—	—	2,099,711	7,516,554	—	—	9,616,265	1.30%
Switzerland	—	—	—	2,241,635	—	3,502,808	5,744,443	0.77%
Spain	—	—	—	5,684,276	—	—	5,684,276	0.77%
France	—	—	4,488,171	1,014,535	—	—	5,502,706	0.74%
Sweden	—	—	2,999,792	2,204,253	—	—	5,204,045	0.70%
British Virgin Islands	—	—	—	4,790,088	—	—	4,790,088	0.65%
Mexico	—	—	—	4,517,931	—	—	4,517,931	0.61%
Germany	—	—	—	—	—	3,003,512	3,003,512	0.41%
Luxumbourg	—	—	—	2,560,713	—	—	2,560,713	0.35%
China	—	—	—	—	—	2,003,614	2,003,614	0.27%
Total	$39,378,298	$2,000,951	$56,246,377	$303,770,438	$29,066,524	$28,894,203	$459,356,791	61.95%

9.	Indemnifications

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

The consolidated statements of financial condition, including the consolidated condensed schedule of investments, at June 30, 2015, the consolidated statements of operations for the three and six months ended June 30, 2015 and 2014, the consolidated statements of cash flows, and consolidated statement of changes in partners’ capital (net asset value) for the six months ended June 30, 2015 and 2014, and the accompanying notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such consolidated financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at June 30, 2015, results of operations for the three and six months ended June 30, 2015 and 2014, cash flows and changes in partners’ capital (net asset value) for the six months ended June 30, 2015 and 2014. The results of operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year or any other period. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other financial ratios for the three and six months ended June 30, 2015 and 2014, assuming the unit was outstanding throughout the entire period:

	Three Months Ended June 30,
	2015			2014
	Class A	Class B	Class I	Class A	Class B	Class I
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$4,693.39	$6,753.46	$1,073.92	$3,965.58	$5,605.16	$883.63

Gain (loss) from investments(1)	(512.66)	(738.50)	(117.72)	204.21	288.72	45.99
Net investment income (loss)(1)	(48.92)	(42.99)	(4.20)	(59.81)	(58.62)	(6.99)
Total income (loss) from operations	(561.58)	(781.49)	(121.92)	144.40	230.10	39.00

Net asset value per Unit at end of period	$4,131.81	$5,971.97	$952.00	$4,109.98	$5,835.26	$922.63

Total return (4)	(11.97)%	(11.57)%	(11.35)%	3.64%	4.11%	4.41%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	5.37%	3.63%	2.57%	5.76%	3.92%	2.99%
General Partner 1% allocation (4)	(0.13)%	(0.12)%	(0.12)%	0.04%	0.04%	0.05%
Net total expenses	5.24%	3.51%	2.45%	5.80%	3.96%	3.04%

Net investment income (loss) (2) (3) (5)	(4.92)%	(3.18)%	(2.13)%	(5.28)%	(3.43)%	(2.49)%

	Six Months Ended June 30,
	2015			2014
	Class A	Class B	Class I	Class A	Class B	Class I
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$4,414.30	$6,323.56	$1,004.98	$4,114.51	$5,789.73	$910.42

Gain (loss) from investments(1)	(115.61)	(166.37)	(27.63)	106.87	151.33	24.35
Net investment income (loss)(1)	(166.88)	(185.22)	(25.35)	(111.40)	(105.80)	(12.14)
Total income (loss) from operations	(282.49)	(351.59)	(52.98)	(4.53)	45.53	12.21

Net asset value per Unit at end of period	$4,131.81	$5,971.97	$952.00	$4,109.98	$5,835.26	$922.63

Total return (4)	(6.40)%	(5.56)%	(5.27)%	(0.11)%	0.79%	1.34%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	8.00%	6.27%	5.49%	5.76%	3.93%	2.97%
General Partner 1% allocation (4)	(0.06)%	(0.05)%	(0.06)%	0.00%	0.00%	0.01%
Net total expenses	7.94%	6.22%	5.43%	5.76%	3.93%	2.98%

Net investment income (loss) (2) (3) (5)	(7.57)%	(5.84)%	(5.06)%	(5.24)%	(3.42)%	(2.47)%

Total returns are calculated based on the change in value of a Unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1) The net investment income (loss) per unit is calculated by dividing the net investment income (loss) by the average number of Class A, B or I Units outstanding during the period. Gain (loss) from investments is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of gain (loss) from investment per unit due to the timing of investment gains and losses during the period relative to the number of units outstanding.

(2) The net investment income (loss) includes interest income and excludes net realized and net change in unrealized gain (loss) from investment activities as shown in the consolidated statements of operations. The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net investment gain (loss) in the consolidated statements of operations. The resulting amount is divided by the average net asset value for the period.

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

The returns for each Class of Units for the six months ended June 30, 2015 and 2014 were:

Class of Units	2015	2014
Class A	(6.40)%	(0.11)%
Class B	(5.56)%	0.79%
Class I	(5.27)%	1.34%

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

April

In April, markets were quiet through the first three weeks of the month, but a shift in sentiment towards European monetary easing during the final days of the month caused reversals in many of the most profitable trends from the first quarter. Signs of economic improvement in Europe raised fears that quantitative easing programs would be removed sooner than anticipated. The result was a sudden rise in interest rates, and a rebound in the euro along with a retreat in European equity markets.

The Fund experienced its largest losses in currencies, interest rates and energy. Losses were partially offset by gains in non-European stock indices. In currencies, the Fund’s net short position against the euro accounted for the majority of losses. In the interest rate instruments, losses occurred during the last week of the month, primarily from Gilts, Canadian Bonds, U.S. Treasury Bonds and German Bunds. Stock indices experienced broad based gains, with long positions in the Hang Sang and Chinese equity index contributing to performance. The Fund finished the month with a loss of 4.04%, 3.89% and 3.81% for Class A, B and I units, respectively.

May

The sudden deterioration in investor sentiment over Europe’s quantitative easing (QE) program carried over from April into the first half of May. Yields on the German Bund, which had previously been on a steady decline, rose sharply from a low of 7 basis points (bps) in late April to a high of 72bps by mid-May. The euro also rebounded against the U.S. dollar, reversing its depreciating trend. However, in the second half of the month worries over Greek debt repayments and an announcement by the European Central Bank (ECB) that it could bring forward its scheduled bond purchases from July and August into June, caused the euro and European bond yields to fall once again. Meanwhile, in Japan, expectations of further monetary stimulus on the back of disappointing economic data drove the Japanese yen to a 12-year low against the U.S. dollar, which boosted export-oriented Japanese stocks.

The Fund saw losses in the first half of May as a result of a sharp sell-off in bonds, particularly in the German Bund. Other early losses came as a result of a rebound in precious metal prices, which hurt the Fund’s short positions. The Fund made some gains later in the month through short positions in the euro and Japanese yen, which benefited from a depreciation of those currencies against the U.S. dollar. Nevertheless, the Fund finished the month with a net loss of 1.42%, 1.27% and 1.19% on Class A, B and I units, respectively.

June

June saw large reversals across a broad range of markets as a result of shifting sentiment in Europe and Asia. The Greek debt crisis once again became a focal point for investors. After early optimism on a possible bailout deal, the Greek government shocked markets with a weekend announcement that the European creditors’ proposed bailout plan and austerity demands would be put to a national referendum, increasing the risk of a full default and a Greek exit from the Eurozone. This caused the largest ever gap decline in Eurostoxx equity index futures when markets re-opened on the last Monday of the month. Elsewhere, the frothy Chinese equity market extended its huge run up before falling more than 20%. Chinese authorities sought to quell concerns by cutting interest rates for the fourth time since last November, causing stocks to rebound. Apart from the macroeconomic issues that dominated headlines, unexpectedly heavy rainfall in the U.S. Midwest delayed crop plantings and caused a sharp reversal in the downtrend recently seen in agricultural commodities.

Equity indices, particularly in Europe, were the biggest detractors during the month, as long positions were hurt when the crisis in Greece sparked a broad stock sell-off. Short positions in agricultural commodities also struggled during the month. Wheat and corn prices jumped suddenly, reversing their entire year-to-date trend decline in just seven trading days, as wet weather delayed plantings and reduced supply forecasts. A choppy environment in currencies also proved challenging, as the euro and the Japanese yen rebounded against the U.S. dollar. The Fund finished the month with a net loss of 6.94%, 6.80% and 6.73% for Class A, B and I units, respectively.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at June 30, 2015 and December 31, 2014. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	June 30, 2015		December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$8,766,006	1.29%	$8,075,148	1.09%
Currencies	25,409,120	3.75	18,867,664	2.54
Energy	10,041,228	1.48	9,381,922	1.27
Equity indices	23,721,838	3.50	26,466,899	3.57
Interest rate instruments	16,583,196	2.45	31,668,506	4.27
Metals	13,272,142	2.96	7,196,461	0.97
Single stock futures	9,625,416	1.42	7,932,365	1.07
Total	$107,418,946	15.85%	$109,588,965	14.78%

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

The following were the primary trading risk exposures of the Fund as of June 30, 2015, by market sector.

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

The following were the only non-trading risk exposures of the Fund as of June 30, 2015.

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

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at June 30, 2015 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes from risk factors disclosed in the Fund’s Form 10-K for year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended June 30, 2015. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended June 30, 2015 were as follows:

	April	May	June	Total
A Units
Units redeemed	788.3109	559.4110	815.2099	2,162.9318
Average net asset value per unit	$4,503.98	$4,439.99	$4,131.81	$4,347.16

B Units
Units redeemed	651.2327	2,336.2663	1,072.6238	4,060.1228
Average net asset value per unit	$6,490.55	$6,407.87	$5,971.97	$6,305.97

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith of incorporated by reference.

Exhibit No.	Description of Exhibit

1.1(a)	Form of Selling Agreement

3.1(a)	Maryland Certificate of Limited Partnership.

4.1(a)	Limited Partnership Agreement.

10.1(a)	Form of Subscription Agreement

16.1(a)	Letter regarding change in certifying accountant.

31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement (File no. 000-50728) filed on April 29, 2004 on Form 10 under the 1934 Act, as amended.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Dated:	August 14, 2015	Futures Portfolio Fund, Limited Partnership

		By:	Steben & Company, Inc.
General Partner

		By:	/s/ Kenneth E. Steben
		Name:	Kenneth E. Steben
		Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

By:	/s/ Carl A. Serger
Name:	Carl A. Serger
Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)

