Form 10-Q
period 2015-09-30
FUTURES PORTFOLIO FUND L.P.
filed 2015-11-13
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Financial Condition

September 30, 2015 (Unaudited) and December 31, 2014

	September 30 2015	December 31 2014
Assets
Equity in broker trading accounts
Cash	$219,383,090	$240,042,950
Net unrealized gain (loss) on open futures contracts	25,373,767	33,424,425
Net unrealized gain (loss) on open forward currency contracts	(3,329,881)	(1,409,257)
Net unrealized gain (loss) on swap contract	3,770,272	8,071,814
Total equity in broker trading accounts	245,197,248	280,129,932
Cash and cash equivalents	22,314,225	29,900,779
Investments in securities, at fair value	400,617,643	430,462,588
Certificates of deposit (CDs), at fair value	21,338,628	28,894,203
General Partner 1% allocation receivable	194,789	—
Subscriptions receivable	65,744	209,400
Total assets	$689,728,277	$769,596,902

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$919,050	$1,212,424
Trading Advisor incentive fees payable	—	10,977,066
Commissions and other trading fees payable on open contracts	133,965	146,411
Cash Manager fees payable	110,823	111,171
General Partner management and performance fees payable	823,763	930,656
General Partner 1% allocation payable	—	538,285
Selling Agent fees payable – General Partner	769,398	838,049
Administrative expenses payable – General Partner	168,779	183,163
Investment Manager fees payable	82,283	74,621
Distribution (12b-1) fees payable	2,226	321
Operating services fee payable	33,186	29,848
Redemptions payable	6,651,013	10,423,609
Subscriptions received in advance	1,485,667	2,577,065
Total liabilities	11,180,153	28,042,689
Partners’ Capital (Net Asset Value)
Class A Interests – 101,640.9859 and 106,074.0114 units outstanding at September 30, 2015 and December 31, 2014, respectively	434,032,029	468,243,719
Class B Interests – 34,648.8443 and 41,522.9665 units outstanding at September 30, 2015 and December 31, 2014, respectively	214,793,864	262,572,733
Class I Interests – 3,828.4541 and 3,438.9708 units outstanding at September 30, 2015 and December 31, 2014, respectively	3,793,280	3,455,693
Non-controlling interest	25,928,951	7,282,068
Total partners’ capital (net asset value)	678,548,124	741,554,213
Total liabilities and partners’ capital (net asset value)	$689,728,277	$769,596,902

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments

September 30, 2015

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$740,000	11/15/15	U.S. Treasury Note	0.38%	$741,308	0.11%
1,415,000	1/31/16	U.S. Treasury Note	2.00%	1,428,725	0.21%
1,500,000	2/15/16	U.S. Treasury Note	0.38%	1,502,248	0.22%
1,150,000	5/15/16	U.S. Treasury Note	0.25%	1,151,178	0.17%
2,800,000	11/15/15	U.S. Treasury Note	0.38%	2,804,946	0.41%
10,500,000	1/15/16	U.S. Treasury Note	0.38%	10,517,376	1.55%
1,750,000	3/15/16	U.S. Treasury Note	0.38%	1,752,073	0.26%
3,000,000	10/31/16	U.S. Treasury Note	1.00%	3,031,772	0.45%
Total U.S. Treasury securities (cost: $22,934,506)				22,929,626	3.38%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$400,000	11/20/15	United Technologies Corporation	0.25%	399,861	0.06%
Automotive
400,000	10/28/15	Nissan Motor Acceptance Corporation	0.37%	399,889	0.06%
Banks
2,100,000	12/2/15	ING (U.S.) Funding LLC	0.32%	2,098,843	0.31%
1,300,000	10/9/15	Manhattan Asset Funding Company LLC	0.20%	1,299,942	0.19%
Beverages
2,130,000	10/7/15	Bacardi Corporation	0.45%	2,129,840	0.31%
400,000	10/9/15	Brown-Forman Corporation	0.22%	399,980	0.06%
Computers
500,000	10/1/15	EMC Corporation	0.31%	500,000	0.08%
Diversified financial services
1,700,000	11/4/15	AXA Financial, Inc.	0.27%	1,699,567	0.25%
1,700,000	10/7/15	DCAT, LLC	0.37%	1,699,895	0.25%
1,700,000	10/6/15	Gotham Funding Corporation	0.19%	1,699,955	0.25%
500,000	10/16/15	Intercontinental Exchange, Inc.	0.20%	499,958	0.07%
1,400,000	11/10/15	Intercontinental Exchange, Inc.	0.25%	1,399,611	0.21%
Energy
2,100,000	10/6/15	Dominion Resources, Inc.	0.48%	2,099,863	0.31%
500,000	10/6/15	Duke Energy Corporation	0.40%	499,972	0.07%
500,000	11/6/15	Emerson Electric Co.	0.22%	499,890	0.07%
2,300,000	10/8/15	Enterprise Products Operating LLC	0.47%	2,299,790	0.35%
1,900,000	10/9/15	Oglethorpe Power Corporation	0.20%	1,899,916	0.28%
2,100,000	10/16/15	Questar Corporation	0.14%	2,099,877	0.31%
1,500,000	10/2/15	Sempra Energy Global Enterprises	0.46%	1,499,981	0.22%
500,000	10/13/15	Sempra Energy Global Enterprises	0.47%	499,922	0.07%
2,200,000	10/9/15	Southern Company Funding Corporation	0.44%	2,199,785	0.32%
Food
500,000	10/1/15	Sysco Corporation	0.28%	500,000	0.08%
Investment companies
1,400,000	10/1/15	Alpine Securities Corporation	0.00%	1,400,000	0.21%
Manufacturing
500,000	11/23/15	Caterpillar Financial Services Corporation	0.17%	499,875	0.07%
Media
1,700,000	10/22/15	CBS Corporation	0.40%	1,699,603	0.25%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2015

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Non-profit
$1,730,000	10/26/15	Catholic Health Initiatives	0.33%	$1,729,604	0.25%
Total U.S. commercial paper (cost: $33,646,911)				33,655,419	4.96%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,200,000	11/3/15	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.25%	2,199,497	0.31%
2,000,000	12/3/15	DBS Bank Ltd.	0.30%	1,998,950	0.29%
3,000,000	2/23/16	DNB Bank ASA	0.54%	2,995,389	0.45%
400,000	10/23/15	Kreditanstalt Fur Wiederaufbau ADOR	0.22%	399,946	0.06%
450,000	1/6/16	Macquarie Bank Limited	0.60%	450,408	0.07%
400,000	11/25/15	Mizuho Bank, Ltd.	0.32%	399,804	0.06%
400,000	10/22/15	Nordea Bank AB	0.24%	399,944	0.06%
1,700,000	10/8/15	Oversea-Chinese Banking Corp. Ltd	0.20%	1,699,934	0.25%
2,000,000	10/14/15	Sumitomo Mitsui Bank	0.27%	1,999,805	0.29%
Energy
2,500,000	1/8/16	Electricite de France	0.73%	2,497,917	0.38%
1,600,000	10/13/15	Engie	0.24%	1,599,872	0.24%
500,000	11/30/15	Engie	0.29%	499,758	0.07%
400,000	11/4/15	Total Capital Canada Ltd.	0.20%	399,924	0.06%
Insurance
1,700,000	10/19/15	Prudential Public Limited Company	0.23%	1,699,805	0.25%
500,000	11/9/15	Prudential Public Limited Company	0.19%	499,897	0.07%
Manufacturing
400,000	10/20/15	John Deere Financial Limited	0.19%	399,960	0.06%
Telecommunications
500,000	10/19/15	Telstra Corporation Limited	0.25%	499,937	0.07%
600,000	11/24/15	Telstra Corporation Limited	0.30%	599,730	0.09%
1,000,000	3/21/16	Vodafone Group Public Limited Company	0.93%	996,213	0.15%
Total foreign commercial paper (cost: $22,194,102)				22,236,690	3.28%
Total commercial paper (cost: $55,841,013)				55,892,109	8.24%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Advertising
$2,379,000	4/15/16	Omnicom Group Inc.	5.90%	2,501,885	0.37%
Aerospace
1,200,000	5/1/16	Lockheed Martin Corporation	7.65%	1,284,356	0.19%
3,800,000	12/15/16	Rockwell Collins, Inc.	0.69%	3,799,261	0.56%
Automotive
1,584,000	2/28/17	American Honda Finance Corporation	2.13%	1,612,331	0.24%
566,000	7/13/18	American Honda Finance Corporation	0.75%	565,836	0.08%
700,000	1/11/16	Daimler Finance North America LLC	1.25%	702,742	0.10%
2,500,000	9/15/16	Daimler Finance North America LLC	2.63%	2,533,867	0.37%
649,000	8/3/17	Daimler Finance North America LLC	1.01%	647,135	0.10%
6,700,000	3/2/18	Daimler Finance North America LLC	0.75%	6,639,723	0.98%
7,350,000	1/9/18	Ford Motor Credit Company LLC	1.22%	7,336,434	1.08%
1,388,000	3/15/16	Nissan Motor Acceptance Corporation	1.00%	1,389,755	0.20%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2015

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Automotive (continued)
$1,762,000	9/26/16	Nissan Motor Acceptance Corporation	1.03%	$1,762,404	0.26%
1,400,000	9/23/16	Toyota Motor Credit Corporation	0.43%	1,399,305	0.21%
343,000	7/13/18	Toyota Motor Credit Corporation	0.75%	343,096	0.05%
1,800,000	5/23/16	Volkswagen Group of America Finance, LLC	0.55%	1,773,374	0.26%
500,000	5/23/17	Volkswagen Group of America Finance, LLC	0.70%	477,419	0.07%
200,000	11/20/17	Volkswagen Group of America Finance, LLC	0.77%	187,060	0.03%
Banks
1,500,000	3/22/16	Bank of America	1.14%	1,505,077	0.22%
1,250,000	6/15/16	Bank of America	0.62%	1,246,843	0.18%
1,473,000	11/14/16	Bank of America	1.13%	1,478,462	0.22%
3,750,000	3/22/16	Bank of America Corporation	1.14%	3,762,693	0.55%
3,000,000	6/15/16	Bank of America, National Association	0.62%	2,992,423	0.44%
1,615,000	7/28/16	Bank of New York Company, Inc.	2.30%	1,642,195	0.24%
1,298,000	3/15/16	BB&T Corporation	3.20%	1,311,127	0.19%
1,500,000	7/15/16	Capital One Financial Corporation	3.15%	1,534,385	0.23%
1,000,000	2/26/16	Fifth Third Bank	0.74%	1,000,703	0.15%
607,000	1/15/16	Goldman Sachs Group, Inc.	5.35%	621,611	0.09%
1,350,000	2/7/16	Goldman Sachs Group, Inc.	3.63%	1,368,613	0.20%
400,000	12/15/17	Goldman Sachs Group, Inc.	1.14%	400,282	0.06%
880,000	8/2/16	Huntington National Bank	1.35%	882,288	0.13%
4,500,000	2/26/16	JPMorgan Chase & Co.	0.95%	4,506,532	0.66%
450,000	11/25/16	KeyBank National Association	0.82%	450,064	0.07%
1,060,000	10/18/16	Morgan Stanley	5.75%	1,136,922	0.17%
5,900,000	1/9/17	Morgan Stanley	5.45%	6,269,422	0.92%
8,125,000	2/9/18	MUFG Americas Holdings Corporation	0.88%	8,130,873	1.20%
1,123,000	9/19/16	PNC Funding Corp	2.70%	1,140,016	0.17%
300,000	1/28/16	PNC Realty Investors, Inc.	0.80%	300,624	0.04%
570,000	10/3/16	PNC Realty Investors, Inc.	1.30%	575,182	0.08%
1,158,000	3/7/16	State Street Corporation	2.88%	1,171,524	0.17%
1,800,000	1/30/17	U.S. Bank National Association	1.10%	1,806,154	0.27%
806,000	9/11/17	U.S. Bank National Association	0.53%	802,852	0.12%
2,000,000	5/16/16	Wells Fargo Bank	0.53%	2,005,926	0.30%
Beverages
1,350,000	1/15/16	Anheuser-Busch Inbev Finance Inc.	0.80%	1,353,509	0.20%
2,000,000	11/15/15	The Coca-Cola Company	1.50%	2,013,911	0.30%
Biotechnology
750,000	12/1/16	Gilead Sciences, Inc.	3.05%	776,248	0.11%
Computers
3,000,000	2/5/16	International Business Machines Corporation	0.37%	3,001,682	0.44%
Diversified financial services
1,800,000	9/19/16	American Express Credit Corporation	2.80%	1,832,959	0.27%
1,000,000	6/5/17	American Express Credit Corporation	0.60%	991,985	0.15%
1,500,000	2/13/17	Capital One Bank	0.81%	1,497,913	0.22%
1,700,000	3/2/16	Credit Suisse (USA), Inc.	5.38%	1,740,477	0.26%
1,000,000	7/12/16	General Electric Capital Corporation	0.94%	1,001,880	0.15%
1,000,000	1/9/17	General Electric Capital Corporation	0.56%	1,001,431	0.15%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2015

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Diversified financial services (continued)
$779,000	9/15/17	General Electric Capital Corporation	5.63%	$850,456	0.13%
1,240,000	5/27/16	National Rural Utilities Cooperative Finance Corp.	0.58%	1,241,285	0.18%
1,757,000	12/13/16	USAA Capital Corporation	2.25%	1,787,320	0.26%
Electronics
1,350,000	11/17/15	Honeywell International Inc.	0.37%	1,350,492	0.20%
Energy
1,000,000	8/1/16	Arizona Public Service Company	6.25%	1,054,454	0.16%
500,000	9/15/16	Dayton Power and Light Company	1.88%	502,477	0.07%
5,750,000	4/3/17	Duke Energy Corporation	0.66%	5,751,489	0.85%
1,000,000	8/15/16	Georgia Power Company	0.72%	998,901	0.15%
3,350,000	12/1/17	Kinder Morgan, Inc.	2.00%	3,323,892	0.49%
2,000,000	2/1/16	ONEOK Partners, L.P.	3.25%	2,012,273	0.30%
4,778,000	7/15/16	Pioneer Natural Resources Company	5.88%	4,990,873	0.74%
1,500,000	5/15/16	Sierra Pacific Power Company	6.00%	1,582,653	0.23%
5,500,000	6/15/16	Spectra Energy Partners, LP	2.95%	5,606,074	0.83%
Healthcare
500,000	1/15/18	Anthem, Inc.	1.88%	502,254	0.07%
375,000	6/15/16	Becton, Dickinson and Company	0.79%	375,019	0.06%
7,750,000	1/17/17	UnitedHealth Group Incorporated	0.74%	7,753,463	1.14%
450,000	4/1/18	Zimmer Biomet Holdings, Inc.	2.00%	454,143	0.07%
2,695,000	9/26/16	Ventas Realty, Limited Partnership	1.55%	2,699,811	0.40%
Household products
1,000,000	8/15/16	Procter & Gamble Company	1.45%	1,010,500	0.15%
3,325,000	4/1/18	Zimmer Biomet Holdings, Inc.	2.00%	3,355,612	0.49%
Insurance
784,000	10/1/15	American International Group, Inc.	5.05%	803,796	0.12%
2,700,000	10/18/16	American International Group, Inc.	5.60%	2,883,615	0.42%
1,500,000	8/15/16	Berkshire Hathaway Finance Corporation	0.95%	1,506,550	0.22%
2,600,000	7/28/16	Jackson National Life Global Funding	0.54%	2,601,751	0.38%
2,000,000	7/14/16	Metropolitan Life Global Funding I	0.49%	2,002,404	0.30%
1,809,000	4/10/17	Metropolitan Life Global Funding I	1.30%	1,824,654	0.27%
1,000,000	4/10/17	Metropolitan Life Global Funding I	0.66%	1,003,330	0.15%
2,500,000	10/5/15	New York Life Global Funding	0.31%	2,501,915	0.37%
1,000,000	3/1/17	New York Life Global Funding	1.13%	1,001,512	0.15%
8,500,000	11/25/16	Pricoa Global Funding I	1.15%	8,550,252	1.25%
2,498,000	12/1/15	Travelers Companies, Inc.	5.50%	2,563,244	0.38%
Machinery
1,000,000	3/3/17	Caterpillar Financial Services Corporation	0.56%	1,000,039	0.15%
700,000	7/11/17	John Deere Capital Corporation	0.78%	700,066	0.10%
Pharacueticals
7,775,000	5/14/18	AbbVie Inc.	1.80%	7,814,342	1.15%
1,400,000	10/7/16	Bayer US Finance LLC	0.53%	1,398,995	0.21%
500,000	3/17/17	EMD Fin LLC	0.68%	499,183	0.07%
Retail
2,000,000	3/1/16	Home Depot, Inc.	5.40%	2,048,886	0.30%
700,000	5/18/16	Walgreens Boots Alliance, Inc.	0.77%	700,238	0.10%
Software
900,000	7/7/17	Oracle Corporation	0.48%	900,231	0.13%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2015

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Telecommunication
$1,500,000	8/15/16	AT&T Inc.	2.40%	$1,520,995	0.22%
2,150,000	9/15/16	Verizon Communications, Inc.	1.87%	2,172,639	0.32%
1,300,000	11/1/16	Verizon Communications, Inc.	2.00%	1,324,652	0.20%
4,800,000	6/9/17	Verizon Communications, Inc.	0.73%	4,790,150	0.71%
Total U.S. corporate notes (cost: $198,799,852)				197,527,651	29.11%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,810,000	1/22/16	ABN AMRO Bank N.V.	1.38%	1,817,477	0.27%
1,000,000	9/9/16	Bank of Tokyo-Mitsubishi UFJ, Ltd.	1.55%	1,005,287	0.15%
584,000	9/22/16	Barclays Bank PLC	5.00%	606,622	0.09%
2,000,000	9/20/16	Commonwealth Bank of Australia	0.85%	2,004,358	0.30%
1,800,000	5/26/17	Credit Suisse AG	1.38%	1,806,954	0.27%
8,000,000	4/27/18	Credit Suisse AG	0.98%	7,969,501	1.16%
756,000	1/11/16	Deutsche Bank AG	3.25%	766,480	0.11%
3,700,000	5/24/16	HSBC Bank PLC	3.10%	3,795,035	0.56%
1,000,000	3/15/16	ING Bank N.V.	4.00%	1,015,418	0.15%
5,000,000	8/17/18	ING Bank N.V.	1.10%	5,009,384	0.74%
1,500,000	8/15/16	Macquarie Bank Limited	2.00%	1,514,425	0.22%
2,000,000	12/9/16	National Australia Bank Limited	0.58%	2,001,783	0.30%
5,000,000	7/23/18	National Australia Bank Limited	0.93%	5,008,996	0.74%
1,950,000	5/13/16	Nordea Bank AB	0.88%	1,956,494	0.29%
1,158,000	9/9/16	Royal Bank of Canada	1.45%	1,167,160	0.17%
136,000	5/12/16	Standard Chartered PLC	3.20%	139,460	0.02%
1,200,000	1/18/16	Sumitomo Mitsui Bank	0.90%	1,202,442	0.18%
1,000,000	9/23/16	Svenska Handelsbanken AB	0.80%	1,002,314	0.15%
2,000,000	7/14/16	Toronto-Dominion Bank	2.50%	2,038,786	0.30%
1,500,000	7/23/18	Toronto-Dominion Bank	0.83%	1,504,983	0.22%
2,000,000	9/26/16	UBS AG	0.83%	2,002,804	0.30%
4,750,000	6/1/17	UBS AG	0.88%	4,749,701	0.70%
Beverages
1,000,000	10/1/15	Heineken N.V.	0.80%	1,004,000	0.15%
Diversified financial services
800,000	1/29/18	Caisse Centrale Desjardins	0.96%	804,352	0.12%
Energy
750,000	3/11/16	BP Capital Markets P.L.C.	3.20%	759,726	0.11%
4,800,000	5/9/16	CNOOC Finance (2013) Limited	1.13%	4,817,076	0.70%
1,000,000	1/15/16	TransCanada PipeLines Limited	0.75%	1,001,313	0.15%
Pharmacueticals
1,000,000	9/1/16	Actavis Funding SCS	1.20%	999,900	0.15%
6,790,000	3/12/18	Actavis Funding SCS	1.42%	6,763,306	0.99%
Telecommunications
1,287,000	9/8/16	America Movil SAB DE CV	2.38%	1,299,425	0.19%
1,300,000	4/11/16	Deutsche Telekom International Finance B.V.	3.13%	1,334,004	0.20%
1,000,000	2/16/16	Telefonica Emisiones, S.A.U.	3.99%	1,015,413	0.15%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2015

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Transportation
$4,500,000	10/28/16	Kansas City Southern de Mexico, SA de CV	0.99%	$4,487,823	0.66%
Total foreign corporate notes (cost: $74,604,111)				74,372,202	10.96%
Total corporate notes (cost: $273,403,963)				271,899,853	40.07%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$160,054	10/20/16	Ally Auto Receivables Trust 2014-SN1	0.52%	160,021	0.02%
700,000	3/15/18	Ally Auto Receivables Trust 2015-2	0.98%	700,799	0.10%
1,300,000	1/8/19	AmeriCredit Automobile Receivables Tr 2006-A-F	1.07%	1,299,703	0.19%
359,134	4/9/18	Americredit Automobile Receivables Tr 2014-4	0.60%	359,010	0.05%
384,701	1/15/21	ARI Fleet Lease Tr 2012-B	0.51%	383,875	0.06%
500,000	4/16/18	Bank of the West Auto Trust 2015-1	0.87%	500,068	0.07%
368,663	6/20/17	Capital Auto Receivables Asset Trust 2013-1	0.79%	368,759	0.05%
475,000	10/20/17	Capital Auto Receivables Asset Trust 2015-2	0.62%	474,331	0.07%
1,242,862	2/15/18	CarMax Auto Owner Trust 2014-4	0.67%	1,243,068	0.18%
1,200,000	6/15/18	Carmax Auto Owner Trust 2015-2	0.82%	1,199,506	0.18%
160,306	11/15/17	Drive Auto Receivables Tr 2015-A	1.01%	160,382	0.02%
400,000	12/15/17	Drive Auto Receivables Tr 2015-B	0.93%	399,989	0.06%
77,880	3/20/19	Enterprise Fleet Financing, LLC	1.06%	77,967	0.01%
217,000	9/15/17	Ford Credit Auto Lease Trust 2014-B	0.89%	217,008	0.03%
645,000	3/15/18	Ford Credit Auto Owner Trust 2012-D	0.67%	644,875	0.10%
1,213,789	8/15/17	Ford Credit Auto Owner Trust 2014-C	0.61%	1,214,051	0.18%
1,500,000	3/15/18	Ford Credit Auto Owner Trust 2015-B	0.72%	1,499,999	0.22%
500,000	7/20/19	GE Dealer Floorplan Master Note	0.60%	497,833	0.07%
1,300,000	1/15/19	Harley-Davidson Motorcycle Trust 2015-2	0.80%	1,300,452	0.19%
507,118	5/15/17	Honda Auto Receivables 2013-3 Owner Trust	0.77%	507,514	0.07%
3,056,986	9/18/17	Honda Auto Receivables 2013-4 Owner Trust	0.69%	3,056,017	0.46%
700,000	6/15/17	Honda Auto Receivables 2015-1 Owner Trust	0.70%	700,134	0.10%
500,000	11/20/17	Honda Auto Receivables 2015-3 Owner Tr	0.92%	500,310	0.07%
1,900,000	11/15/17	Hyundai Auto Lease Securitization Tr 2014-B	0.98%	1,901,059	0.28%
1,162,801	10/16/17	Hyundai Auto Receivables Trust 2015-A	0.68%	1,163,042	0.17%
700,000	11/15/18	Hyundai Auto Receivables Trust 2015-C	0.99%	700,763	0.10%
1,800,000	11/15/17	Nissan Auto Lease Trust 2015-A	0.56%	1,800,874	0.27%
774,435	8/15/18	Nissan Auto Receivables 2013-C Owner Trust	0.67%	773,814	0.11%
883,679	6/15/17	Nissan Auto Receivables 2014-B Owner Trust	0.60%	883,371	0.13%
1,129,000	9/15/17	Nissan Auto Receivables 2015-A Owner Trust	0.67%	1,128,987	0.17%
250,000	11/21/17	Porsche Innovative Lease Owner Tr 2015-1	0.79%	250,022	0.04%
247,491	8/15/17	Santander Drive Auto Receivables Trust 2014-3	0.54%	247,464	0.04%
1,000,000	9/17/18	Santander Drive Auto Receivables Trust 2014-4	1.08%	1,000,096	0.15%
163,027	4/16/18	Santander Drive Auto Receivables Trust 2014-5	0.61%	162,994	0.02%
500,000	2/15/18	Toyota Auto Receivables 2015-C Owner Tr	0.54%	500,119	0.07%
770,396	8/21/17	Volkswagen Auto Loan Enhanced Trust 2013-1	0.56%	769,227	0.11%
693,967	4/20/18	Volkswagen Auto Loan Enhanced Trust 2013-2	0.70%	692,908	0.10%
400,000	10/22/18	Volkswagen Auto Loan Enhanced Trust 2014-1	0.91%	398,047	0.06%
Commercial MBS
464,088	5/10/45	Banc of America Commercial Mortgage Tr 2006-2	5.95%	475,999	0.07%
1,099,025	10/15/49	Citigroup Commercial Mortgage Trust 2006-C5	5.43%	1,133,377	0.17%
703,598	4/15/43	JPMorgan Chase & Co.	5.48%	711,542	0.10%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2015

(Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Asset Backed Securities (continued)
Face Value	Maturity Date	Name	Yield[1]
Commercial MBS (continued)
$1,994,744	9/15/39	LB-UBS Commercial Mortgage Trust 2006-C6	5.37%	$2,053,001	0.31%
467,442	2/12/44	Morgan Stanley Capital I Trust 2007-HQ11	0.34%	463,624	0.07%
Credit cards
1,000,000	1/15/20	BA Credit Card Trust	0.50%	998,351	0.15%
1,830,000	8/15/18	Barclays Dryrock Issuance Trust	0.64%	1,830,504	0.27%
1,500,000	11/15/18	Capital One Multi-Asset Execution Trust	0.63%	1,500,588	0.22%
2,000,000	9/16/19	Capital One Multi-Asset Execution Trust	0.96%	2,003,047	0.30%
280,000	10/16/17	Chase Issuance Trust	0.36%	280,028	0.04%
2,000,000	9/7/18	Citibank Credit Card Issuance Trust	1.32%	2,011,528	0.30%
1,760,000	11/7/18	Citibank Credit Card Issuance Trust	0.54%	1,760,759	0.26%
1,500,000	2/22/19	Citibank Credit Card Issuance Trust	1.02%	1,503,195	0.22%
Other
1,191,937	8/15/18	CNH Equipment Trust 2013-B	0.69%	1,190,690	0.18%
1,000,000	2/15/18	John Deere Owner Trust 2015	0.87%	1,000,406	0.15%
400,000	12/15/17	Kubota Credit Owner Trust 2015-1	0.94%	400,699	0.06%
Student loans
62,155	5/16/22	Navient Private Ed Ln Tr 2014-A	0.69%	62,008	0.01%
193,502	8/15/23	SLM Private Ed Ln Tr 2012-C	1.31%	194,005	0.03%
58,825	8/15/25	SLM Private Education Loan Trust 2012-A	1.61%	59,204	0.01%
120,041	12/15/21	SLM Private Education Loan Trust 2012-B	1.31%	120,153	0.02%
305,113	10/16/23	SLM Private Education Loan Trust 2012-E	0.96%	304,889	0.04%
Total U.S. asset backed securities (cost: $49,993,806)				49,896,055	7.35%
Total investments in securities (cost: $402,173,288)				$400,617,643	59.04%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,000,000	3/4/16	Barclays Bank PLC	0.88%	$2,013,771	0.30%
1,000,000	9/16/16	Credit Suisse Group AG	0.88%	1,000,398	0.15%
2,000,000	3/11/16	Norinchukin Bank (NY)	0.50%	2,000,715	0.29%
1,200,000	8/4/16	Standard Chartered Bank	0.80%	1,202,652	0.18%
1,500,000	8/8/16	Toronto-Dominion Bank (NY)	0.75%	1,503,851	0.22%
Total U.S. certificates of deposit (cost: $7,700,000)				7,721,387	1.14%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,000,000	10/23/15	Bank of Nova Scotia	0.54%	2,002,221	0.30%
2,200,000	5/9/16	Bank of Nova Scotia	0.50%	2,201,114	0.32%
2,000,000	11/16/15	Canadian Imperial Bank of Commerce	0.42%	2,000,607	0.29%
2,000,000	2/19/16	Landesbank Hessen-Thuringen Girozentrale	0.57%	2,009,046	0.30%
2,000,000	2/13/17	Nordea Bank Finland PLC	0.59%	2,001,190	0.29%
850,000	2/12/16	Sumitomo Mitsui Bank	0.52%	853,105	0.13%
1,800,000	7/12/16	Svenska Handelsbanken AB	3.13%	1,844,396	0.27%
705,000	8/17/16	Svenska Handelsbanken AB	0.50%	705,562	0.10%
Total foreign certificates of deposit (cost: $13,595,758)				13,617,241	2.00%

Total certificates of deposit (cost: $21,295,758)				$21,338,628	3.14%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2015

(Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$(221,517)	(0.03)%
Currencies	(927,852)	(0.14)%
Energy	(17,969)	(0.00)%
Equity indices	(287,800)	(0.04)%
Interest rate instruments[2]	8,895,858	1.31%
Metals	(3,688,433)	(0.55)%
Single stock futures	2,497	0.00%
Net unrealized gain (loss) on open long U.S. futures contracts	3,754,784	0.55%

Short U.S. Futures Contracts
Agricultural commodities	1,464,433	0.22%
Currencies	467,858	0.07%
Energy	4,356,492	0.64%
Equity indices	249,476	0.04%
Interest rate instruments	70,800	0.01%
Metals[2]	7,026,548	1.03%
Single stock futures	447,284	0.07%
Net unrealized gain (loss) on open short U.S. futures contracts	14,082,891	2.08%

Total U.S. Futures Contracts - Net unrealized gain (loss) on open U.S. futures contracts	17,837,675	2.63%

Long Foreign Futures Contracts
Agricultural commodities	(17,736)	(0.00)%
Currencies	59,766	0.01%
Energy	14,552	0.00%
Equity indices	(415,050)	(0.06)%
Interest rate instruments[2]	7,691,106	1.13%
Net unrealized gain (loss) on open long foreign futures contracts	7,332,638	1.08%

Short Foreign Futures Contracts
Agricultural commodities	9,162	0.00%
Currencies	99,108	0.01%
Energy	155,636	0.02%
Equity indices	437,225	0.06%
Interest rate instruments	(512,405)	(0.06)%
Metals	12,146	0.00%
Single stock futures	2,582	0.00%
Net unrealized gain (loss) on open short foreign futures contracts	203,454	0.03%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	7,536,092	1.11%

Net unrealized gain (loss) on open futures contracts	$25,373,767	3.74%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2015

(Unaudited)

	Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
	Long	$(1,874,768)	(0.28)%
	Short	945,598	0.14%
Net unrealized gain (loss) on open U.S. forward currency contracts		(929,170)	(0.14)%

Foreign Forward Currency Contracts
	Long	(139,335)	(0.02)%
	Short	(2,261,376)	(0.33)%
Net unrealized gain (loss) on open foreign forward currency contracts		(2,400,711)	(0.35)%

Net unrealized gain (loss) on open forward currency contracts		$(3,329,881)	(0.49)%

TOTAL RETURN SWAP CONTRACT
Termination Date	Counterparty
4 /1/19	Deutsche Bank, AG	$3,770,272	0.56%

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

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2014

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Healthcare
$2,550,000	5/29/15	Covidien International Finance S.A.	1.35%	$2,560,713	0.35%
Insurance
1,200,000	9/17/15	Manulife Financial Corporation	3.40%	1,233,395	0.17%
Pharmaceutical
4,200,000	3/17/15	Takeda Pharmaceutical Co Ltd	1.03%	4,217,260	0.57%
Telecommunication
1,300,000	4/11/16	Deutsche Telekom International Finance B.V.	3.13%	1,341,433	0.18%
1,000,000	9/16/15	Orange	2.13%	1,014,535	0.14%
5,600,000	4/27/15	Telefonica Emisiones, S.A.U.	3.73%	5,684,276	0.76%
Transportation
4,500,000	10/28/16	Kansas City Southern de Mexico, S.A. de C.V.	0.93%	4,517,931	0.61%
Total foreign corporate notes (cost: $95,623,193)				94,907,948	12.80%
Total corporate notes (cost: $305,337,570)				303,770,438	40.97%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$525,000	6/15/17	Ally Master Owner Trust	1.21%	526,800	0.07%
795,787	10/20/16	Ally Auto Receivables Trust 2014-SN1	0.52%	795,858	0.11%
500,000	4/9/18	Americredit Automobile Receivables Trust 2014-4	0.56%	500,186	0.07%
718,153	1/15/21	ARI Fleet Lease Trust 2012-B	0.46%	717,483	0.10%
1,000,000	9/15/17	BMW Manufacturing Co., LLC	0.56%	1,000,987	0.13%
990,000	6/20/17	Capital Auto Receivables Asset Trust 2013-1	0.79%	990,546	0.13%
1,800,000	2/15/18	Carmax Auto Owner Trust 2014-4	0.67%	1,798,570	0.24%
149,691	3/20/19	Enterprise Fleet Financing, LLC	1.06%	150,183	0.02%
2,000,000	8/15/17	Ford Credit Auto Owner Trust 2014-C	0.61%	1,997,674	0.27%
950,000	5/15/17	Honda Auto Receivables 2013-3 Owner Trust	0.77%	951,142	0.13%
2,000,000	9/18/17	Honda Auto Receivables 2013-4 Owner Trust	0.69%	1,998,994	0.27%
1,900,000	11/15/17	Hyundai Auto Lease Securitization Trust 2014-B	0.98%	1,897,427	0.26%
1,100,000	6/15/17	Nissan Auto Receivables 2014-B Owner Trust	0.60%	1,099,819	0.15%
1,400,490	8/15/17	Santander Drive Auto Receivables Trust 2014-3	0.54%	1,400,350	0.19%
285,000	4/16/18	Santander Drive Auto Receivables Trust 2014-5	0.56%	285,078	0.04%
55,000	8/15/17	Volvo Finl Equip LLC Series 2012-1	1.51%	55,273	0.01%
Commerial mortgages
510,119	5/10/45	Banc of America Commercial Mortgage Trust 2006-2	5.73%	539,705	0.07%
Credit cards
1,000,000	1/15/20	BA Credit Card Trust	0.45%	998,973	0.13%
1,830,000	8/15/18	Barclays Dryrock Issuance Trust	0.64%	1,829,607	0.25%
1,500,000	11/15/18	Capital One Multi-Asset Execution Trust	0.63%	1,499,240	0.20%
2,000,000	9/16/19	Capital One Multi-Asset Execution Trust	0.96%	1,993,487	0.27%
1,030,000	10/16/17	Chase Issuance Trust	0.31%	1,029,070	0.14%
1,185,000	6/15/18	GE Capital Credit Card Master Note Trust	0.95%	1,187,398	0.16%
Other
1,500,000	8/15/18	CNH Equipment Trust 2013-B	0.69%	1,500,775	0.20%
500,000	7/20/19	GE Dealer Floorplan Master Note	0.55%	499,111	0.07%

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

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures and forward contracts	$5,683,655	$23,524,185	$30,301,401	$63,210,377
Investments in securities and CDs	89,055	73,053	(477,716)	(800,652)
Net change in unrealized gain (loss) on:
Futures, forward contracts and swap contracts	25,880,998	(59,382)	(14,272,824)	(19,826,922)
Investments in securities and CDs	(509,317)	(263,818)	292,669	859,298
Brokerage commissions and trading expenses	(1,341,769)	(1,422,728)	(4,348,190)	(3,446,329)
Net realized and change in unrealized gain (loss) on investments	29,802,622	21,851,310	11,495,340	39,995,772

Net Investment Income (Loss)
Income
Interest income (loss)	825,614	625,392	2,390,370	2,106,698

Expenses
Trading Advisor management fee	2,343,197	2,422,713	7,288,397	8,478,828
Trading Advisor incentive fee	—	3,832,220	9,348,716	4,992,995
Cash manager fees	119,152	110,321	357,455	400,606
General Partner management and performance fees	2,501,949	2,747,104	8,044,012	8,814,604
Selling Agent fees – General Partner	2,329,539	2,486,861	7,339,497	7,920,870
General Partner 1% allocation	231,022	100,465	(194,789)	88,360
Administrative expenses – General Partner	500,306	558,783	1,596,713	2,164,493
Investment Manager fees	258,587	191,403	758,586	347,832
Distribution (12b-1) fees	7,075	91	15,227	118
Operating services fee	103,435	76,562	303,434	139,133
Total expenses	8,394,262	12,526,523	34,857,248	33,347,839
Net investment income (loss)	(7,568,648)	(11,901,131)	(32,466,878)	(31,241,141)
Net income (loss)	22,233,974	9,950,179	(20,971,538)	8,754,631
Less: net (income) loss attributable to non-controlling interest	637,167	(4,202)	1,686,918	(7,012)
Net Income (Loss) attributable to the Fund	$22,871,141	$9,945,977	$(19,284,620)	$8,747,619

	Three Months Ended September 30,
	2015			2014
	Class A	Class B	Class I	Class A	Class B	Class I
Increase (decrease) in net asset value per unit	$138.44	$227.19	$38.81	$51.27	$99.22	$18.03
Net income (loss) per unit†	$138.30	$239.04	$38.81	$50.06	$97.05	$18.02

Weighted average number of units outstanding	102,997.6252	35,467.9956	3,828.4541	112,927.9085	43,777.9022	2,445.6642

	Nine Months Ended September 30,
	2015			2014
	Class A	Class B	Class I	Class A	Class B	Class I
Increase (decrease) in net asset value per unit	$(144.05)	$(124.40)	$(14.17)	$46.74	$144.75	$30.24
Net income (loss) per unit†	$(145.02)	$(107.86)	$(19.51)	$29.36	$105.88	$21.06

Weighted average number of units outstanding	104,034.8343	38,249.3748	3,710.6779	121,329.2014	48,329.8494	3,227.6796

† (based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income (loss)	$(20,971,538)	$8,754,631
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures, forwards and swap trading	14,272,824	19,826,922
Net realized and change in unrealized (gain) loss on securities and certificates of deposit	185,047	(58,646)
Purchases of securities and certificates of deposit	(655,536,657)	(660,797,698)
Proceeds from disposition of securities and certificates of deposit	692,752,130	809,290,129
Changes in
Trading Advisor management fee payable	(293,374)	(1,760,469)
Trading Advisor incentive fee payable	(10,977,066)	3,654,322
Commissions and other trading fees payable on open contracts	(12,446)	6,713
Cash Manager fees payable	(348)	(58,432)
General Partner management and performance fees payable	(106,893)	(234,064)
General Partner 1% allocation receivable/payable	(733,074)	371,726
Selling Agent fees payable – General Partner	(68,651)	(190,651)
Administrative expenses payable – General Partner	(14,384)	(158,888)
Investment Manager fee payable	7,662	63,431
Distribution (12b-1) fees payable	1,905	57
Operating services fee payable	3,338	25,372
Net cash provided by (used in) operating activities	18,508,475	178,734,455

Cash flows from financing activities
Subscriptions	33,204,793	26,095,564
Subscriptions received in advance	1,485,667	5,658,415
Redemptions	(101,965,590)	(224,738,173)
Non-controlling interest – subscriptions	23,494,229	404,869
Non-controlling interest – redemptions	(2,973,988)	—
Net cash provided by (used in) financing activities	(46,754,889)	(192,579,325)

Net increase (decrease) in cash and cash equivalents	(28,246,414)	(13,844,870)
Cash and cash equivalents, beginning of period	269,943,729	311,962,117
Cash and cash equivalents, end of period	$241,697,315	$298,117,247

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$219,383,090	$272,415,110
Cash and cash equivalents	22,314,225	25,702,137
Total end of period cash and cash equivalents	$241,697,315	$298,117,247

Supplemental disclosure of cash flow information
Prior period redemptions paid	$10,423,609	$36,130,211
Prior period subscriptions received in advance	$2,577,065	$2,399,374

Supplemental schedule of non-cash financing activities
Redemptions payable	$6,651,013	$12,068,807

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

For the Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Class A		Class B		Class I		Non-Controlling Interest
	Units	Amount	Units	Amount	Units	Amount	Amount	Total

Nine Months Ended September 30, 2015
Balance at December 31, 2014	106,074.0114	$468,243,719	41,522.9665	$262,572,733	3,438.9708	$3,455,693	$7,282,068	$741,554,213
Net income (loss)		(15,086,747)		(4,125,460)		(72,413)	(1,686,918)	(20,971,538)
Subscriptions	5,743.5295	25,376,355	1,574.4869	9,995,503	389.4833	410,000	23,350,573	59,132,431
Redemptions	(9,093.6066)	(39,751,760)	(9,198.4444)	(58,398,450)	—	—	(3,016,772)	(101,166,982)
Transfers	(1,082.9484)	(4,749,538)	749.8353	4,749,538	—	—	—	—
Balance at September 30, 2015	101,640.9859	$434,032,029	34,648.8443	$214,793,864	3,828.4541	$3,793,280	$25,928,951	$678,548,124

Nine Months Ended September 30, 2014
Balance at December 31, 2013	133,795.0412	$550,501,395	56,246.4420	$325,651,536	4,675.5936	$4,256,774	$—	$880,409,705
Net income (loss)		3,562,342		5,117,317		67,960	7,012	8,754,631
Subscriptions	4,790.9570	19,388,345	1,588.6229	9,106,593	—	—	404,869	28,899,807
Redemptions	(27,316.9635)	(110,467,830)	(15,431.0260)	(88,184,732)	(2,229.9294)	(2,024,207)	—	(200,676,769)
Transfers	(523.1571)	(2,143,288)	368.7128	2,143,288	—	—	—	—
Balance at September 30, 2014	110,745.8776	$460,840,964	42,772.7517	$253,834,002	2,445.6642	$2,300,527	$411,881	$717,387,374

	Net Asset Value per Unit
	Class A	Class B	Class I

September 30, 2015	$4,270.25	$6,199.16	$990.81
December 31, 2014	4,414.30	6,323.56	1,004.98
September 30, 2014	4,161.25	5,934.48	940.66
December 31, 2013	4,114.51	5,789.73	910.42

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

The Fund is a registrant with the U.S. Securities and Exchange Commission (“SEC”) pursuant to the U.S. Securities Exchange Act of 1934, as amended ("1934 Act”). As a registrant, the Fund is subject to the regulations of the SEC and the disclosure requirements of the 1934 Act. As a commodity pool, the Fund is subject to the regulations of the U.S. Commodity Futures Trading Commission (“CFTC”), an agency of the U.S. Government, which regulates most aspects of the commodity futures industry; rules of the National Futures Association (“NFA”), an industry self-regulatory organization; rules of Financial Industry Regulatory Authority (“FINRA”), an industry self-regulatory organization; and the requirements of commodity exchanges where the Fund executes transactions. Additionally, the Fund is subject to the requirements of the futures brokers and interbank market makers through which the Fund trades.

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

During the second quarter of 2014, the Fund purchased $58.5 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFF”). SMFF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end management investment company. SMFF issues four classes of shares: Class A, C, I and N. At September 30, 2015, the Fund owned a majority of the outstanding shares of SMFF and therefore had effective control of that entity. Accordingly, the assets, liabilities and operating results of SMFF have been consolidated with the Fund. The portion of SMFF that is not owned by the Fund is presented as the non-controlling interest. SMFF has a similar investment strategy to the Fund, except that it uses a total return swap with Deutsche Bank AG to obtain access to the returns of select commodity trading advisors. The General Partner serves as the investment manager of SMFF. During 2015, the Fund redeemed $7 million of its investment in SMFF.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the periods ended September 30, 2015 and December 31, 2014, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through September 30, 2015. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2012.

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

At September 30, 2015, the fair value of the swap was $3,770,272, notional value was $100,454,985 and SMFF had provided $12,796,500 as collateral.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At September 30, 2015
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$25,373,767	$—	$25,373,767
Net unrealized gain (loss) on open forward currency contracts*	—	(3,329,881)	(3,329,881)
Net unrealized gain (loss) on swap contract*	—	3,770,272	3,770,272
Cash and cash equivalents:
Money market fund	15,550,392	—	15,550,392
Investments in securities:
U.S. Treasury securities*	22,929,626	—	22,929,626
Asset backed securities*	—	49,896,055	49,896,055
Commercial paper*	—	55,892,109	55,892,109
Corporate notes*	—	271,899,853	271,899,853
Certificates of deposit*	—	21,338,628	21,338,628
Total	$63,853,785	$399,467,036	$463,320,821

*See the consolidated condensed schedule of investments for further description.

At December 31, 2014
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$33,424,425	$—	$33,424,425
Net unrealized gain (loss) on open forward currency contracts*	—	(1,409,257)	(1,409,257)
Net unrealized gain (loss) on swap contract*	—	8,071,814	8,071,814
Cash and cash equivalents:
Money market fund	11,400,634	—	11,400,634
Investments in securities:
U.S. Treasury securities*	39,378,298	—	39,378,298
U.S. government sponsored enterprise notes*	—	2,000,951	2,000,951
Asset backed securities*	—	29,066,524	29,066,524
Commercial paper*	—	56,246,377	56,246,377
Corporate notes*	—	303,770,438	303,770,438
Certificates of deposit*	—	28,894,203	28,894,203
Total	$84,203,357	$426,641,050	$510,844,407

*See the consolidated condensed schedule of investments for further description.

There were no Level 3 holdings at September 30, 2015 or December 31, 2014, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At September 30, 2015, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$3,790,434	$(2,556,092)	$1,234,342
Currencies	1,272,603	(1,573,723)	(301,120)
Energy	5,060,592	(551,881)	4,508,711
Equity indices	2,172,777	(2,188,926)	(16,149)
Interest rate instruments	17,438,919	(1,293,560)	16,145,359
Metals	10,445,143	(7,094,882)	3,350,261
Single stock futures	514,803	(62,440)	452,363
Net unrealized gain (loss) on open futures contracts	$40,695,271	$(15,321,504)	$25,373,767

Net unrealized gain (loss) on open forward currency contracts	$4,722,093	$(8,051,974)	$(3,329,881)

Net unrealized gain (loss) on swap contract*	$3,770,272	$—	$3,770,272

*At September 30, 2015, the sector exposure of the CTA indices underlying the swap was:

Agricultural commodities	6%
Currencies	18%
Energy	4%
Equity indices	5%
Interest rate instruments	61%
Metals	6%
Total	100%

At September 30, 2015, there were 61,059 open futures contracts and 3,215 open forward currency contracts. The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at September 30, 2015 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments Pledged	Cash Collateral Received	Net Amount
JP Morgan Securities, LLC	$2,384,274	$—	$—	$2,384,274
Société Générale Newedge UK Limited*	(2,368,974)	—	—	(2,368,974)
SG Americas Securities, LLC**	22,466,936	—	—	22,466,936
UBS AG	(791,617)	—	—	(791,617)
Deutsche Bank AG	4,123,539	—	—	4,123,539
Total	$25,814,158	$—	$—	$25,814,158

*formerly Newedge UK Financial Ltd

**formerly Newedge USA, LLC

For the three and nine months ended September 30, 2015, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(2,584,451)	$3,166,404	$(7,025,268)	$(715,872)
Currencies	(2,086,220)	(416,538)	3,271,320	(4,310,616)
Energy	15,139,264	4,980,522	12,199,065	(5,107,762)
Equity indices	(23,657,564)	4,432,483	1,098,348	(4,195,900)
Interest rate instruments	10,279,460	14,743,788	27,084,631	2,647,408
Metals	11,245,041	1,937,555	2,357,931	3,585,082
Single stock futures	732,472	341,377	(38,442)	47,002
Total futures contracts	9,068,002	29,185,591	38,947,585	(8,050,658)

Forward currency contracts	(2,958,835)	(1,621,008)	(7,806,243)	(1,920,624)

Swap contract	—	(1,683,585)	—	(4,301,542)

Total futures, forward currency and swap contracts	$6,109,167	$25,880,998	$31,141,342	$(14,272,824)

For the three months ended September 30, 2015, the number of futures contracts closed was 466,460 and the number of forward currency contracts closed was 43,040. For the nine months ended September 30, 2015, the number of futures contracts closed was 1,467,852 and the number of forward currency contracts closed was 115,858.

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

*formerly Newedge UK Financial Ltd

**formerly Newedge USA, LLC

For the three and nine months ended September 30, 2014, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended September 30, 2014		Nine Months Ended September 30, 2014
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$3,427,306	$4,199,308	$13,023,155	$312,951
Currencies	6,176,382	3,001,894	4,393,805	(2,843,629)
Energy	(8,584,729)	1,921,259	(14,802,785)	4,360,831
Equity indices	4,015,489	(5,616,395)	15,082,650	(26,989,030)
Interest rate instruments	17,577,743	(8,237,599)	49,409,974	2,996,345
Metals	(1,060,094)	7,205,303	(12,493,028)	4,669,285
Single stock futures	(364,008)	(389,059)	1,634,179	(571,238)
Total futures contracts	21,188,089	2,084,711	56,247,950	(18,064,485)

Forward currency contracts	3,371,455	(4,020,523)	7,699,833	(5,234,342)

Swap contract	—	1,876,430	(3,500)	3,471,905

Total futures, forward currency and swap contracts	$24,559,544	$(59,382)	$63,944,283	$(19,826,922)

For the three months ended September 30, 2014, the number of futures contracts closed was 415,069 and the number of forward currency contracts closed was 8,460. For the nine months ended September 30, 2014, the number of futures contracts closed was 969,822 and the number of forward currency contracts closed was 28,476.

4.	General Partner

At September 30, 2015 and December 31, 2014, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund. However, the beneficiary of the majority shareholder of the General Partner had the following investment:

	September 30, 2015	December 31, 2014
Class of units	I	I
Number of units	254.4114	254.4114
Value	$252,074	$255,679

The General Partner earns the following compensation:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A and Class B Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A and Class B Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units calculated monthly. The general partner performance fee is payable quarterly in arrears.

▪	Management fee – SMFF incurs a monthly fee equal to 1/12th of 1.25% of the month-end net asset value of the trust, payable in arrears to the investment manager.

▪	Distribution (12b-1) fee – SMFF incurs a monthly 12b-1 fee of 1/12th of 0.25% of the month-end net asset value of the Class A and N shares, and 1/12th of 1% of the month-end value of the Class C shares.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Selling agent fees amounted to $2,218,694 and $2,356,765 for the three months ended September 30, 2015 and 2014, respectively. Selling agent fees amounted to $6,967,395 and $7,497,404 for the nine months ended September 30, 2015 and 2014, respectively. Such amounts are included in selling agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. Broker dealer servicing fees amounted to $110,845 and $130,096 for the three months ended September 30, 2015 and 2014, respectively. Broker dealer servicing fees amounted to $372,102 and $423,465 for the nine months ended September 30, 2015 and 2014, respectively. Such amounts are included in selling agent fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

▪	Operating Services Fee – SMFF incurs a monthly fee equal to 1/12th of 0.5% of the month-end net asset value of the trust, payable to the investment manager. The investment manager, in turn, pays the operating expenses of the trust, pursuant to an operating services agreement between the parties.

▪	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the fund, payable in arrears to the General Partner. The General Partner, in turn, pays the administrative expenses of the Fund. Administrative expenses include accounting, audit, legal, salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund; such as, salaries and commissions of General Partner marketing personnel, administrative employee salaries and related costs.

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

The Fund has engaged J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) to provide cash management services to the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.12% of the investments in securities and certificates of deposit.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with its futures brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At September 30, 2015 and December 31, 2014, the Fund had margin requirements of $89,984,004 and $104,811,368, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A and B units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, B or I interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At September 30, 2015 and December 31, 2014, the Fund received advance subscriptions of $1,485,667 and $2,577,065, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at September 30, 2015.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$22,929,626	$33,655,419	$197,527,651	$49,896,055	$7,721,387	$311,730,138	45.95%
Switzerland	—	—	16,528,960	—	—	16,528,960	2.44%
Canada	—	399,924	6,516,594	—	6,203,942	13,120,460	1.93%
Australia	—	1,950,035	10,529,562	—	—	12,479,597	1.84%
Netherlands	—	—	10,180,283	—	—	10,180,283	1.50%
Great Britain	—	3,195,915	5,300,843	—	—	8,496,758	1.25%
Luxumbourg	—	—	7,763,206	—	—	7,763,206	1.14%
Japan	—	4,599,106	2,207,729	—	853,105	7,659,940	1.13%
Sweden	—	399,944	2,958,808	—	2,549,958	5,908,710	0.87%
Mexico	—	—	5,787,248	—	—	5,787,248	0.85%
British Virgin Islands	—	—	4,817,076	—	—	4,817,076	0.71%
France	—	4,597,547	—	—	—	4,597,547	0.68%
Singapore	—	3,698,884	—	—	—	3,698,884	0.55%
Germany	—	399,946	766,480	—	2,009,046	3,175,472	0.47%
Norway	—	2,995,389	—	—	—	2,995,389	0.44%
Finland	—	—	—	—	2,001,190	2,001,190	0.29%
Spain	—	—	1,015,413	—	—	1,015,413	0.15%
Total	$22,929,626	$55,892,109	$271,899,853	$49,896,055	$21,338,628	$421,956,271	62.19%

The following table presents the exposure at December 31, 2014.

Country or Region	U.S. Treasury Securities	U.S. Gov’t Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Asset Backed Securities	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$39,378,298	$2,000,951	$39,972,402	$208,862,490	$29,066,524	$12,778,002	$332,058,667	44.77%
Canada	—	—	—	20,801,648	—	6,205,811	27,007,459	3.64%
Netherlands	—	—	—	21,483,148	—	1,400,456	22,883,604	3.09%
Australia	—	—	1,488,120	15,346,609	—	—	16,834,729	2.27%
Great Britain	—	—	5,198,181	6,746,558	—	—	11,944,739	1.61%
Japan	—	—	2,099,711	7,516,554	—	—	9,616,265	1.30%
Switzerland	—	—	—	2,241,635	—	3,502,808	5,744,443	0.77%
Spain	—	—	—	5,684,276	—	—	5,684,276	0.77%
France	—	—	4,488,171	1,014,535	—	—	5,502,706	0.74%
Sweden	—	—	2,999,792	2,204,253	—	—	5,204,045	0.70%
British Virgin Islands	—	—	—	4,790,088	—	—	4,790,088	0.65%
Mexico	—	—	—	4,517,931	—	—	4,517,931	0.61%
Germany	—	—	—	—	—	3,003,512	3,003,512	0.41%
Luxumbourg	—	—	—	2,560,713	—	—	2,560,713	0.35%
China	—	—	—	—	—	2,003,614	2,003,614	0.27%
Total	$39,378,298	$2,000,951	$56,246,377	$303,770,438	$29,066,524	$28,894,203	$459,356,791	61.95%

9.	Indemnifications

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

The consolidated statements of financial condition, including the consolidated condensed schedule of investments, at September 30, 2015, the consolidated statements of operations for the three and nine months ended September 30, 2015 and 2014, the consolidated statements of cash flows, and consolidated statement of changes in partners’ capital (net asset value) for the nine months ended September 30, 2015 and 2014, and the accompanying notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such consolidated financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at September 30, 2015, results of operations for the three and nine months ended September 30, 2015 and 2014, cash flows and changes in partners’ capital (net asset value) for the nine months ended September 30, 2015 and 2014. The results of operations for the three and nine months ended September 30, 2015 and 2014 are not necessarily indicative of the results to be expected for the full year or any other period. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other financial ratios for the three and nine months ended September 30, 2015 and 2014, assuming the unit was outstanding throughout the entire period:

	Three Months Ended September 30,
	2015			2014
	Class A	Class B	Class I	Class A	Class B	Class I
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$4,131.81	$5,971.97	$952.00	$4,109.98	$5,835.26	$922.63

Net realized and change in unrealized gain (loss) on investments(1)	193.53	279.98	44.50	125.66	178.62	28.17
Net investment income (loss)(1)	(55.09)	(52.79)	(5.69)	(74.39)	(79.40)	(10.14)
Total income (loss) from operations	138.44	227.19	38.81	51.27	99.22	18.03

Net asset value per Unit at end of period	$4,270.25	$6,199.16	$990.81	$4,161.25	$5,934.48	$940.66

Total return (4)	3.35%	3.80%	4.08%	1.25%	1.70%	1.95%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	5.61%	3.78%	2.71%	7.53%	5.70%	4.64%
General Partner 1% allocation (4)	0.03%	0.04%	0.04%	0.01%	0.02%	0.02%
Net total expenses	5.64%	3.82%	2.75%	7.54%	5.72%	4.66%

Net investment income (loss) (2) (3) (5)	(5.09)%	(3.30)%	(2.17)%	(7.18)%	(5.36)%	(4.30)%

	Nine Months Ended September 30,
	2015			2014
	Class A	Class B	Class I	Class A	Class B	Class I
Per Unit Operating Performance
Net asset value per Unit at beginning of period	$4,414.30	$6,323.56	$1,004.98	$4,114.51	$5,789.73	$910.42

Net realized and change in unrealized gain (loss) on investments(1)	78.35	116.51	16.70	231.03	327.11	51.32
Net investment income (loss)(1)	(222.40)	(240.91)	(30.87)	(184.29)	(182.36)	(21.08)
Total income (loss) from operations	(144.05)	(124.40)	(14.17)	46.74	144.75	30.24

Net asset value per Unit at end of period	$4,270.25	$6,199.16	$990.81	$4,161.25	$5,934.48	$940.66

Total return (4)	(3.26)%	(1.97)%	(1.41)%	1.14%	2.50%	3.32%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	7.22%	5.51%	4.55%	6.41%	4.57%	3.45%
General Partner 1% allocation (4)	(0.03)%	(0.02)%	(0.02)%	0.01%	0.02%	0.02%
Net total expenses	7.19%	5.49%	4.53%	6.42%	4.59%	3.47%

Net investment income (loss) (2) (3) (5)	(6.76)%	(5.06)%	(4.09)%	(6.05)%	(4.21)%	(3.08)%

Total returns are calculated based on the change in value of a Unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1) The net investment income (loss) per unit is calculated by dividing the net investment income (loss) by the average number of Class A, B or I Units outstanding during the period. Net realized and change in unrealized gain (loss) on investments is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of net realized and change in unrealized gain (loss) on investment per unit due to the timing of investment gains and losses during the period relative to the number of units outstanding.

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

Results of Operations

During the second quarter of 2014, the Fund purchased $58.5 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFF”). SMFF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end management investment company. SMFF has a similar investment strategy to the Fund, except that it uses a total return swap with Deutsche Bank AG to obtain access to the returns of select commodity trading advisors. By using the swap agreement, the Fund was able to take advantage of lower CTA fees at lower investment levels. During 2015, the Fund redeemed $7 million of its investment in SMFF.

The returns for each Class of Units for the nine months ended September 30, 2015 and 2014 were:

Class of Units	2015	2014
Class A	(3.26)%	1.14%
Class B	(1.97)%	2.50%
Class I	(1.41)%	3.32%

Further analysis of the trading gains and losses is provided below.

34

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

May

The sudden deterioration in investor sentiment over Europe’s quantitative easing (QE) program carried over from April into the first half of May. Yields on the German Bund, which had previously been on a steady decline, rose sharply from a low of 7 basis points (bps) in late April to a high of 72bps by mid-May. The euro also rebounded against the U.S. dollar, reversing its depreciating trend. However, in the second half of the month worries over Greek debt repayments and an announcement by the European Central Bank (ECB) that it could bring forward its scheduled bond purchases from July and August into June caused the euro and European bond yields to fall once again. Meanwhile, in Japan, expectations of further monetary stimulus on the back of disappointing economic data drove the Japanese yen to a 12-year low against the U.S. dollar, which boosted export-oriented Japanese stocks.

The Fund saw losses in the first half of May as a result of a sharp sell-off in bonds, particularly in the German Bund. Other early losses came as a result of a rebound in precious metal prices, which hurt the Fund’s short positions. The Fund made some gains later in the month through short positions in the euro and Japanese yen, which benefited from a depreciation of those currencies against the U.S. dollar. Nevertheless, the Fund finished the month with a loss of 1.42%, 1.27% and 1.19% on Class A, B and I units, respectively.

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

Equity indices, particularly in Europe, were the biggest detractors during the month, as long positions were hurt when the crisis in Greece sparked a broad stock sell-off. Short positions in agricultural commodities also struggled during the month. Wheat and corn prices jumped suddenly, reversing their entire year-to-date trend decline in just seven trading days, as wet weather delayed plantings and reduced supply forecasts. A choppy environment in currencies also proved challenging, as the euro and the Japanese yen rebounded against the U.S. dollar. The Fund finished the month with a loss of 6.94%, 6.80% and 6.73% for Class A, B and I units, respectively.

July

July saw markets begin to trend again after the reversals of the second quarter. While global equity and fixed income markets moved modestly higher for the month, commodities were down more than 14%, as represented by the S&P GSCI. The decline in commodities was caused by weakening demand from China, a stronger U.S. dollar and supply/demand imbalances. Energy markets experienced the strongest sell-off as crude oil futures lost more than 21%, hitting a low of $47 per barrel by month end. Markets were concerned with a surprise increase in the U.S. oil rig count, as well as potential new supply from Iran after a lifting of sanctions. In metals markets, concerns about slowing growth in China put pressure on the price of industrial metals. This broad commodity weakness also led to depreciation in the currencies of exporting countries, such as Canada and Australia.

The Fund enjoyed a strong rebound in July, making profits in metals, energy, currencies and interest rates. Performance in agricultural commodities was flat, while equity indices were a marginal detractor. The metals sector was the top contributor and gold was the best performing contract, as short positions benefitted from declining prices. Gold futures prices were down over 6% in July, due to both U.S. dollar strength and a disclosure from China’s central bank that it had purchased less gold during the prior six years than markets realized. Short positions in energy markets profited from falling Brent and WTI crude oil prices. Short exposure to commodity exporting currencies and long fixed income positions also made gains. The Fund finished the month with a gain of 5.68%, 5.83% and 5.93% for Class A, B and I units, respectively.

August

In August, news from China led to a tumultuous month for global financial markets. China’s CSI 300 equity index fell 37% by month end from its June peak, which impacted emerging markets, before spreading to developed markets, with the S&P 500 falling as much as 11% intra-month. Speculation mounted that the Fed might respond by deferring U.S. interest rate hikes, leading to weakness in the U.S. dollar against the euro and Japanese yen. Commodity prices also fell for most of the month, but the last three trading days saw a 27% rebound in oil prices, the largest percentage jump since 1990.

The Fund came into August with long positions in developed market equities, and was hit by the sharp sell-off in the second half of the month. Trend following managers moved to a net short position in stock indices by month-end, but not before incurring losses. In foreign exchange markets, the decline in the U.S. dollar hurt the Fund’s long dollar exposure against major currencies. Early gains in long fixed income and short commodity positions were offset at month end after sharp, choppy reversals in these markets. The Fund finished the month with a loss. The trading strategies employed in the Fund have the potential to take advantage of periods of extended market stress, but it is normal to suffer drawdowns at turning points, as managers respond to new trends and reposition their portfolios. Managers’ trading systems are designed to react to price patterns that evolve over the course of days and months. However, it is important to remember that extreme intraday and overnight price reversals, which we saw in August, can be challenging to navigate. Despite this month’s setback, we believe that the Fund’s managers will be successful over the long-term and deliver valuable diversification for investors’ portfolios. The Fund finished the month with a loss of 5.85%, 5.71% and 5.63% for Class A, B and I units, respectively.

September

The global equity rout which began in August spilled over into September. In the U.S., the S&P 500 declined 2.5% during the month. International stocks fell even more, as the Eurostoxx 50 was down 5.1% and the Nikkei dropped 7.3%. China’s slowdown continued to weigh on a broad range of industrial commodities. An overhang in global supply in crude oil relative to reduced demand caused prices to fall from $50 to $45 per barrel. Amid the backdrop of weak global growth, the Fed delayed its first interest rate hike and fixed income markets rallied.

Trend-following managers were able to capitalize on September’s decline in investor risk sentiment. The largest positive contributing sector was fixed income, with profitable long positions in interest rate futures as well as in long term bonds. Short oil exposure benefited from the sell-off in energy. Equity positions were small during the month and had little impact on performance. In agricultural markets, the Fund gained on short positions in cattle futures, as robust growth in herds pushed down prices. However this was offset by short positions in sugar as excessive rain in Brazil caused prices to spike. The Fund finished the month with a gain of 3.87%, 4.03% and 4.11% for Class A, B and I units, respectively.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at September 30, 2015 and December 31, 2014. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	September 30, 2015		December 31, 2014
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$8,167,300	1.21%	$8,075,148	1.09%
Currencies	21,746,186	3.20	18,867,664	2.54
Energy	12,022,064	1.77	9,381,922	1.27
Equity indices	22,332,094	3.29	26,466,899	3.57
Interest rate instruments	21,667,949	3.19	31,668,506	4.27
Metals	8,117,952	1.20	7,196,461	0.97
Single stock futures	2,290,958	0.34	7,932,365	1.07
Total	$96,344,503	14.20%	$109,588,965	14.78%

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

The following were the primary trading risk exposures of the Fund as of September 30, 2015, by market sector.

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

Single Stock Futures

The Fund has a very small exposure to single stock futures. The Fund’s single stock futures exposure is primarily due to adverse price movements in the underlying stock.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only non-trading risk exposures of the Fund as of September 30, 2015.

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

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at September 30, 2015 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes from risk factors disclosed in the Fund’s Form 10-K for year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended September 30, 2015. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended September 30, 2015 were as follows:

	July	August	September	Total
A Units
Units redeemed	900.5041	2,349.1560	860.0342	4,109.6943
Average net asset value per unit	$4,366.38	$4,111.02	$4,270.25	$4,200.30

B Units
Units redeemed	1,725.9711	870.1967	473.8915	3,070.0593
Average net asset value per unit	$6,319.89	$5,959.13	$6,199.16	$6,199.00

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith of incorporated by reference.

Exhibit No.	Description of Exhibit

1.1(a)	Form of Selling Agreement

3.1(a)	Maryland Certificate of Limited Partnership.

4.1(a)	Limited Partnership Agreement.

10.1(a)	Form of Subscription Agreement

16.1(a)	Letter regarding change in certifying accountant.

31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement (File no. 000-50728) filed on April 29, 2004 on Form 10 under the 1934 Act, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Dated:	November 13, 2015		Futures Portfolio Fund, Limited Partnership

		By:	Steben & Company, Inc.
General Partner

		By:	/s/ Kenneth E. Steben
		Name:	Kenneth E. Steben
		Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

		By:	/s/ Carl A. Serger
		Name:	Carl A. Serger
		Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)

