Form 10-K
period 2015-12-31
FUTURES PORTFOLIO FUND L.P.
filed 2016-03-23
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Futures Portfolio Fund, Limited Partnership (“Fund”) is a Maryland limited partnership, was formed on May 11, 1989 and began trading on January 2, 1990. Using professional trading advisors, the Fund engages in the speculative trading of futures contracts, forward currency contacts and other financial instruments traded in the United States (“U.S.”) and internationally. The Fund primarily trades within six major market sectors: equity indices, currencies, interest rate instruments, energy products, metals and agricultural commodities.

The Fund’s fiscal year ends each December 31, and the Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Third Amended and Restated Limited Partnership Agreement (“Partnership Agreement”). At December 31, 2015, the aggregate capitalization of the Fund was $643,585,886, which includes Class A interest of $412,948,548, Class B interest of $204,329,032 and Class I interest of $3,767,830. The net asset value per limited partner interests (“Units”) of the Class A Units was $4,212.26, Class B Units was $6,142.34 and Class I units was $984.17 at December 31, 2015.

The Fund’s assets are allocated among professional commodity trading advisors (“Trading Advisors”). Portions of the Fund’s assets may be allocated to other investment funds or pools at the discretion of Steben & Company, Inc. (“General Partner”). The General Partner is responsible for selecting and monitoring the Trading Advisors, and it may add new Trading Advisors in the future, terminate the current Trading Advisors, and will, in general, allocate and reallocate the Fund’s assets among the Trading Advisors as it deems is in the best interests of the Fund and without prior notice to investors.

During 2014, the Fund purchased $58.5 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFF”). SMFF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end management investment company. SMFF issues four classes of shares: Class A, C, I and N. At December 31, 2015, the Fund owned 71% of the outstanding shares of SMFF and therefore had effective control of that entity. Accordingly, the assets, liabilities and operating results of SMFF have been consolidated with the Fund. The portion of SMFF that is not owned by the Fund is presented as the non-controlling interest. SMFF has a similar investment strategy to the Fund, except that through its wholly-owned subsidiary it uses a total return swap with Deutsche Bank AG to obtain access to the returns of select commodity trading advisors. The General Partner serves as the investment manager of SMFF. During 2015, the Fund redeemed $7 million of its investment in SMFF, which is eliminated in consolidation.

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

Trading Advisors

As of February 29, 2016, the Trading Advisors of the Fund and the allocation of the Fund’s trading level are reflected as follows:

% of Total Allocations
Crabel Capital Management, LLC	7.9%
FORT, LP	10.3%
Lynx Asset Management AB	13.2%
Systematica Investments Services, Ltd.
(formerly BlueCrest Capital Management, LLP)	14.1%
Transtrend BV	12.0%
Winton Capital Management Ltd.	22.0%
Other Trading Advisors	20.5%

These allocations are subject to change at the General Partner’s sole discretion.

An objective of the Fund’s multi-manager approach is to reduce the Fund’s volatility without sacrificing overall rates of return. Trading Advisors are selected by the General Partner based on a number of operational and performance factors.

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

Futures Brokers and Forward Currency Counterparties

The Fund’s futures trading is currently conducted with SG Americas Securities, LLC (“SGAS”, formerly Newedge USA, LLC), J.P. Morgan Securities LLC (“JPMS”), Deutsche Bank Securities, Inc. (“DBSI”) and UBS AG. SGAS is a wholly-owned subsidiary of Societe Generale. Société Générale is a société anonyme governed by French law. Société Générale Newedge UK Limited (formerly Newedge UK Finance Limited) is one of the Fund’s forward currency counterparties, is a wholly-owned subsidiary of Société Générale, and is regulated by the Financial Services Authority for the conduct of business in the UK.

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
Trading Advisor Management Fees

Each class of Units incurs monthly trading advisor management fees, payable monthly or quarterly in arrears, to the Trading Advisors (based on the assets under their management). The fees range from 1/12th of 0% to 1.5%.

Charges	Amount
Trading Advisor Incentive Fees

Each class of Units incurs quarterly trading advisor incentive fees, payable in arrears to the Trading Advisors, for any “Net New Trading Profits” generated on the portion of the Fund the respective Trading Advisor manages. The incentive fees range from 12.5% to 30%.

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

Brokerage Commissions and Expenses

The Fund incurs brokerage commissions and expenses on U.S. futures exchanges at an average of $3.11 per “round-turn” futures transaction (includes NFA, execution, clearing and exchange fees). Brokerage commissions and expenses may be higher for trades executed on certain foreign exchanges.

Cash Managers Fees	Each class of Units incurs a monthly cash manager fee, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.10% of the investments in securities and certificates of deposit.
General Partner Management Fee

The Fund incurs a monthly fee on Class A and Class B Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A and Class B Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

General Partner Performance Fee	The Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units calculated monthly. The general partner performance fee is payable quarterly in arrears.
General Partner 1 percent allocation	Each year, the General Partner receives an annual allocation of 1% of net income earned by the Fund, or pays to the Fund 1% of any net loss incurred by the Fund.
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

Administrative Fee

Each class of Units incur a monthly General Partner administrative fee equal to 1/12th of 0.45% of Fund net assets at the end of each month, payable in arrears. This fee compensates the General Partner for a portion of its actual monthly administrative expenses incurred in administering the Fund. The administrative expenses include accounting, audit, legal, salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund; such as, salaries and commissions of General Partner marketing personnel, administrative employee salaries and related costs.

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

Holders

As of February 29, 2016, there were 5,764 holders of Class A Units, 2,745 holders of Class B Units and 5 holders of Class I Units of the Fund.

Dividends

The General Partner has sole discretion in determining what distributions, if any, the Fund will make to its limited partners. Since inception, the General Partner has not made any distributions as of the date of this filing.

Securities Authorized for Issuance under Equity Compensation Plans

No Units were authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the year ended December 31, 2015.

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

Redemptions of Class A, B and I Units during the fourth quarter 2015 were as follows:

	October	November	December	Total
Class A Units
Units redeemed	1,314.6905	1,223.3363	1,496.4087	4,034.4355
Average net asset value per unit	$4,187.58	$4,423.41	$4,212.26	$4,268.24
Class B Units
Units redeemed	885.1376	514.8412	784.1409	2,184.1197
Average net asset value per unit	$6,088.21	$6,440.65	$6,142.34	$6,190.72
Class I Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

Item 6.	Selected Financial Data

The following selected consolidated financial data of the Fund as of and for the years ended December 31, 2015, 2014, 2013, 2012, and 2011 is derived from the consolidated financial statements that have been audited by RSM US LLP (formerly known as McGladrey LLP), the Fund’s independent registered public accountant. This financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with the Fund’s consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

Certain amounts in the 2014, 2013, 2012 and 2011 consolidated financial statements have been reclassified to conform to the 2015 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Income Statement Items
Net gain (loss) from trading	$10,861,775	$104,112,103	$21,371,089	$(12,248,475)	$(55,291,847)
Interest income and net gain (loss) from trading of investments in securities and certificates of deposit	3,317,092	2,765,368	4,385,819	7,458,521	5,933,761
Net total expenses	(42,969,595)	(53,435,119)	(53,810,139)	(79,113,002)	(84,954,757)
Net income (loss)	$(28,790,728)	$53,442,352	$(28,053,231)	$(83,902,956)	$(134,312,843)

Balance Sheet Items
Total assets	$659,382,239	$769,596,902	$924,445,965	$1,320,258,204	$1,527,648,938
Total partners’ capital (net asset value)	$643,585,886	$741,554,213	$880,409,705	$1,263,878,940	$1,482,656,104

Class A Units
Net asset value per unit	$4,212.26	$4,414.30	$4,114.51	$4,228.83	$4,527.45
Increase (decrease) in net asset value per unit	$(202.04)	$299.79	$(114.32)	$(298.62)	$(458.39)
Total return	(4.58)%	7.29%	(2.70)%	(6.60)%	(9.19)%
Class B Units
Net asset value per unit	$6,142.34	$6,323.56	$5,789.73	$5,845.11	$6,147.29
Increase (decrease) in net asset value per unit	$(181.22)	$533.83	$(55.38)	$(302.18)	$(503.38)
Total return	(2.87)%	9.22%	(0.95)%	(4.92)%	(7.57)%
Class I Units (began trading 6/1/12)
Net asset value per unit	$984.17	$1,004.98	$910.42	$912.75	$—
Increase (decrease) in net asset value per unit	$(20.81)	$94.56	$(2.33)	$(87.25)	$—
Total return	(2.07)%	10.39%	(0.25)%	(8.73)%	—%

Results from past periods are not necessarily indicative of results that may be expected for any future period.

The following unaudited supplementary summarized quarterly data are presented for the three-months ended March 31, June 30, September 30 and December 31, 2015 and 2014.

	March 31, 2015			March 31, 2014
	Class A	Class B	Class I	Class A	Class B	Class I
Net income (loss)	$29,607,049	$17,763,697	$245,747	$(19,762,382)	$(10,164,209)	$(105,945)
Increase (decrease) in net asset value per unit	279.09	429.90	68.94	(148.93)	(184.57)	(26.79)
Net asset value per unit	4,693.39	6,753.46	1,073.92	3,965.58	5,605.16	883.63
Ending net asset value	488,591,647	270,388,953	4,101,440	499,249,141	279,118,615	3,150,829

	June 30, 2015			June 30, 2014
	Class A	Class B	Class I	Class A	Class B	Class I
Net income (loss)	$(58,938,015)	$(30,367,490)	$(466,749)	$17,671,617	$11,032,735	$129,824
Increase (decrease) in net asset value per unit	(561.58)	(781.49)	(121.92)	144.40	230.10	39.00
Net asset value per unit	4,131.81	5,971.97	952.00	4,109.98	5,835.26	922.63
Ending net asset value	430,435,913	220,134,000	3,644,692	475,093,236	262,231,798	2,256,446

	September 30, 2015			September 30, 2014
	Class A	Class B	Class I	Class A	Class B	Class I
Net income (loss)	$14,244,219	$8,478,333	$148,589	$5,653,104	$4,248,790	$44,080
Increase (decrease) in net asset value per unit	138.44	227.19	38.81	51.27	99.22	18.03
Net asset value per unit	4,270.25	6,199.16	990.81	4,161.25	5,934.48	940.66
Ending net asset value	434,032,029	214,793,864	3,793,280	460,840,961	253,834,001	2,300,527

	December 31, 2015			December 31, 2014
	Class A	Class B	Class I	Class A	Class B	Class I
Net income (loss)	$(5,704,514)	$(1,923,607)	$(25,450)	$27,746,248	$16,641,745	$155,123
Increase (decrease) in net asset value per unit	(57.99)	(56.82)	(6.64)	253.05	389.08	64.32
Net asset value per unit	4,212.26	6,142.34	984.17	4,414.30	6,323.56	1,004.98
Ending net asset value	412,948,548	204,329,032	3,767,830	468,243,719	262,572,733	3,455,693

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash Management

J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) provide cash management services to the Fund. The Fund’s objective in retaining the Cash Managers is to enhance the return on its assets not required to be held by the Fund’s brokers to support the Fund’s trading.

Liquidity

At December 31, 2015, there are no known material trends, demands, commitments, events, or uncertainties at the present time that are reasonably likely to result in the Fund’s liquidity increasing or decreasing in any material way.

Capital Resources

The Fund intends to raise additional capital through the continued sale of Units and does not intend to raise capital through borrowing. Due to the nature of the Fund’s business, the Fund does not contemplate making capital expenditures. The Fund does not have, nor does it expect to have, any capital assets. Redemptions, exchanges and sales of Units in the future will affect the amount of funds available for investment in futures contracts, etc. in subsequent periods. It is not possible to estimate the amount, and therefore the impact, of future inflows and outflows funds related to the sale and redemption of Units. There are no known material trends, favorable or unfavorable, that would affect, nor any expected material changes to, the Fund’s capital resource arrangements at the present time.

Contractual Obligations

The Fund does not have any contractual obligations of the type contemplated by Item 303(a)(5) of Regulation S-K. The Fund’s sole business is trading futures and forward currency contracts, both long (contracts to buy) and short (contracts to sell).

Results of Operations

The returns for each Class of Units for the years ended December 31, 2015, 2014, and 2013 were:

Class of Units	2015	2014	2013
Class A	(4.58)%	7.29%	(2.70)%
Class B	(2.87)%	9.22%	(0.95)%
Class I	(2.07)%	10.39%	(0.25)%

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

October

After several tumultuous months, risk appetite returned to global markets in October. Equity indices led the way, as the S&P 500 Index finished with a gain of 8.4%. China’s recent stock market volatility subsided, providing a catalyst for improved investor sentiment. Later in the month, the European Central Bank further supported markets by emphasizing the potential for more quantitative easing due to low levels of inflation. In the U.S., the Federal Reserve gave its strongest indication yet that interest rate hikes could happen as soon as December.

The sudden change in risk sentiment created a challenging environment for many trend-following managers, as price trends reversed. While the Fund’s positions in equity indices and energy contributed positively to performance, agricultural commodities, metals and interest rates were the largest detractors. In energy markets, mild U.S. weather was a tailwind for the Fund’s short natural gas position. However, in the agricultural sector, short positions in live cattle were negatively impacted by a sharp price recovery despite continued growth in herds. A sharp sell-off in fixed income as a result of the Federal Reserve’s rate hike comments hurt the Fund’s long bond position. The Fund finished the month with a loss of 1.94%, 1.79% and 1.71% for Class A, B and I units, respectively.

November

The Fund benefited from numerous trends in November, gaining over 5% for the month. Commodities continued their year-to-date decline, as the GSCI Total Return Index came under additional selling pressure in November, falling -9.0% for the month. Meanwhile, most major equity markets gained during the month, while U.S. fixed income markets stumbled and European fixed income markets were moderately stronger. Central banks remained in the headlines, with minutes from the recent FOMC meeting suggesting that the Fed was comfortable with a potential interest rate hike in December. In contrast, officials in Europe kept open the possibility of further easing measures by the end of the year.

Positions in currencies, energy, metals, agricultural commodities and equity indices contributed positively to performance, while fixed income positions were marginal detractors. Expectations of a Fed rate hike, coupled with potential monetary easing in Europe drove profitability in the Fund’s short euro position against the U.S. dollar. However, the same theme led to losses in U.S. fixed income contracts where the Fund was positioned long across most maturities. Short positioning in physical commodities was profitable, particularly in energy, where oversupply and a mild start to the winter season helped the Funds’ natural gas and crude oil positions. The Fund finished the month with a gain of 5.63%, 5.79% and 5.88% for Class A, B and I units, respectively.

December

December saw large price reversals in European futures markets. Early in the month, the European Central Bank disappointed investors by announcing modest monetary easing measures, after months of rhetoric that suggested more aggressive policy action might be coming. European bonds and stocks sold off sharply, while the euro rallied against the U.S. Dollar. German 10-year Bunds experienced their largest one day loss since the inception of that futures market in 1990. In the U.S., the Federal Reserve raised interest rates for the first time in nearly a decade, but this had limited impact on markets as prices largely reflected that information prior to the announcement. Separately, OPEC decided to maintain production targets despite lower oil prices, placing further selling pressure on crude oil.

Short energy positions were profitable for the Fund, as crude oil futures fell below $36 per barrel, matching prices last seen during the financial crisis in 2008. However, market reversals after the ECB’s underwhelming policy actions caused losses in currencies, fixed income and equity indices. The Fund’s main detractors were Euro-centric, including the euro, the German Bund and the Euro Stoxx 50. The Fund finished the month with a net loss. The Fund finished the month with a loss of 4.77%, 4.63% and 4.55% for Class A, B and I units, respectively.

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

22

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

Significant Accounting Policies

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at December 31, 2015 and 2014. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. At December 31, 2015 and 2014, the Fund’s total capitalization was $643,585,886 and $741,554,213, respectively.

	December 31,
	2015		2014
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$10,544,852	1.64%	$8,075,148	1.09%
Currencies	22,945,769	3.57	18,867,664	2.54
Energy	14,721,478	2.29	9,381,922	1.27
Equity indices	25,559,869	3.97	26,466,899	3.57
Interest rate instruments	16,494,300	2.56	31,668,506	4.27
Metals	9,735,517	1.51	7,196,461	0.97
Single stock futures	5,787,197	0.90	7,932,365	1.07
Total	$105,788,982	16.44%	$109,588,965	14.78%

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

The following were the primary trading risk exposures of the Fund as of December 31, 2015 and 2014, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the significant non-trading risk exposures of the Fund as of December 31, 2015 and 2014.

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

Evaluation of Disclosure Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at December 31, 2015 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2015, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework published in 1992. Based on that assessment, management concluded that, as of December 31, 2015, the Fund’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework published in 1992.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the year ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Michael D. Bulley is a Director. Mr. Bulley is a CAIASM designee and Member of the Chartered Alternative Investment Analyst Association®. Mr. Bulley, born in October 1957, received his Bachelor’s Degree in Electrical Engineering from the University of Wisconsin – Madison in 1980 and his Master’s in Business Administration with a concentration in Finance from Johns Hopkins University in 1998. Mr. Bulley joined the General Partner as SVP, Research and Risk Management in November 2002 and retired in July 2015, and holds Series 3, 7, 28 and 30 FINRA licenses. Mr. Bulley has been a CFTC listed Principal and registered as an Associated Person of the General Partner since January 18, 2003.

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

Francine Rosenberger is General Counsel and a Director. Ms. Rosenberger, born in October 1967, earned her Bachelor of Arts from Juniata College in 1989, and graduated magna cum laude, with a J.D., from The Columbus School of Law at Catholic University in 1995. Prior to joining the General Partner, Ms. Rosenberger was in the Investment Management practice at the law firm of K&L Gates from September 1995 until January 2013. At K&L Gates, Ms. Rosenberger specialized in the formation, structuring and operation of investment companies, ETFs, and commodity pools. She has been a CFTC listed Principal of the General Partner since March 7, 2013.

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

Section 16 (A) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires that reports of beneficial ownership of limited partner interests and changes in such ownership be filed with the SEC by Section 16 “reporting persons.” The Fund is required to disclose in this annual report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16(a) on a timely basis during the year ended December 31, 2015. During the year ended December 31, 2015, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

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

As compensation for its services in managing the Fund, the General Partner earns the following compensation:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A and Class B Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A and Class B Units, payable in arrears. Prior to June 1, 2012, the general partner management fee was 1.75% per annum. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears. During 2015, 2014 and 2013, the General Partner earned $10,463,942, $11,605,429 and $16,660,484, respectively, in General Partner management fees.

▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units calculated monthly. The general partner performance fee is payable quarterly in arrears. During 2015, 2014 and 2013, the General Partner earned $7,808, $0 and $13,402, respectively, in General Partner performance fees.

▪	Management fee – SMFF incurs a monthly fee equal to 1/12th of 1.25% of the month-end net asset value of the trust, payable in arrears to the General Partner. During 2015 and 2014, the investment manager earned $1,011,765 and $554,872, respectively, in management fees. The General Partner earned no management fees in 2013.

▪	Distribution (12b-1) fee – SMFF incurs a monthly 12b-1 fee of 1/12th of 0.25% of the month-end net asset value of the Class A and N shares, and 1/12th of 1% of the month-end value of the Class C shares. During 2015 and 2014, the General Partner earned $21,977 and $628, respectively, in distribution (12b-1) fees. During 2013, the General Partner earned no distribution (12b-1) fees.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units and such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fee are retained by the General Partner.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units and such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fee are retained by the General Partner. During 2015, 2014, and 2013, the General Partner earned $9,604,363, $10,438,411 and $14,343,627, respectively, in selling agent and broker dealer servicing fees.

Additionally, each year the General Partner receives from the Fund 1% of any net income earned by the Fund, or pays to the Fund 1% of any net loss incurred by the Fund. For the years ended December 31, 2015, 2014 and 2013, the General Partner received from or paid the Fund the following amounts:

Year	Received From the Fund	Paid to the Fund
2015	$—	$271,430
2014	538,285	—
2013	—	283,366
Total	$538,285	$554,796

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Fund has no officers or directors as its affairs are managed by the General Partner. Set forth in the table below is information regarding the beneficial ownership of the officers and directors of the Fund’s General Partner at February 29, 2016. There are no securities authorized for issuance under an equity compensation plan.

At February 29, 2016, no person or group is known to have been the beneficial owner of more than 5% of the Units.

At February 29, 2016, the General Partner did not own any Units. At February 29, 2016, the directors, executive officers and principals of the General Partner beneficially owned interests in the Fund as follows:

Name	Class of Units Owned	Number of Units Owned	Value of Units	Percentage of the Fund
Kenneth E. Steben	I	254.4114	$276,143	0.04%
Carl A. Serger	B	16.1415	109,261	0.02%
Total directors and executive officers of the General Partner as a group		286.4954	$479,796	0.06%

The address of each director and officer is c/o Steben & Company, Inc., 9711 Washingtonian Boulevard, Suite 400, Gaithersburg, Maryland 20878.

There has been no change in control of the Fund.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See “Item 1. Business” for a description of the relationships between the General Partner, the Fund, the Trading Advisor, the futures brokers and the Cash Managers. See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 14.	Principal Accountant Fees and Services

The following table sets forth the fees billed to the Fund for professional audit services provided by RSM US LLP (formerly known as McGladrey LLP), the Fund’s independent registered public accountant, for the audits of the Fund’s annual consolidated financial statements for the years ended December 31, 2015 and 2014, and fees billed for other professional services rendered by RSM US LLP during those years.

Fee Category	2015	2014
Audit fees(1)	$214,500	$210,800
Audit-related fees	—	—
Tax fees(2)	44,000	42,000
All other fees	—	—
Total fees	$258,500	$252,800

(1)	Audit fees consist of fees for professional services rendered for the audit of the Fund’s consolidated financial statements and review of consolidated financial statements included in the Fund’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.
(2)	Tax fees consist of fees for the preparation of original tax returns.

The General Partner’s Board of Directors pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms. The General Partner’s Board of Directors approved all the services provided by RSM US LLP during 2015 and 2014 to the Fund described above. The General Partner’s Board of Directors has determined that the payments made to RSM US LLP for these services during 2015 and 2014 are compatible with maintaining that firm’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Financial Statements

Futures Portfolio Fund, Limited Partnership

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2015 and 2014

Consolidated Condensed Schedule of Investments as of December 31, 2015

Consolidated Condensed Schedule of Investments as of December 31, 2014

Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014, and 2013

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2015, 2014 and 2013

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

Name	Title	Date

/s/ Kenneth E. Steben Kenneth E. Steben	President, Chief Executive Officer and Director of the General Partner	March 23, 2016

/s/ Carl A. Serger Carl A. Serger	Chief Financial Officer and Director of the General Partner	March 23, 2016

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Futures Portfolio Fund, Limited Partnership
Dated March 23, 2016
	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner

Report of Independent Registered Public Accounting Firm

To the Partners of

Futures Portfolio Fund, Limited Partnership

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedule of investments, of Futures Portfolio Fund, Limited Partnership (the “Fund”), as of December 31, 2015 and 2014, and the related consolidated statements of operations, cash flows, and changes in partners’ capital (net asset value) for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Futures Portfolio Fund, Limited Partnership as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Chicago, Illinois

March 23, 2016

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Financial Condition

December 31, 2015 and 2014

	2015	2014
Assets
Equity in broker trading accounts
Cash	$122,736,345	$240,042,950
Net unrealized gain (loss) on open futures contracts	4,412,678	33,424,425
Net unrealized gain (loss) on open forward currency contracts	(1,614,491)	(1,409,257)
Net unrealized gain (loss) on swap contract	3,440,896	8,071,814
Total equity in broker trading accounts	128,975,428	280,129,932
Cash and cash equivalents	56,290,425	29,900,779
Investments in securities, at fair value (cost $453,001,973 and $432,077,493)	451,049,033	430,462,588
Certificates of deposit (CDs), at fair value (cost $22,673,242 and $28,848,010)	22,710,509	28,894,203
General Partner 1% allocation receivable	271,430	—
Subscriptions receivable	85,414	209,400
Total assets	$659,382,239	$769,596,902

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$1,301,752	$1,212,424
Trading Advisor incentive fees payable	216,856	10,977,066
Commissions and other trading fees payable on open contracts	138,206	146,411
Cash Managers fees payable	109,594	111,171
General Partner management and performance fees payable	789,152	930,656
General Partner 1% allocation payable	—	538,285
Selling agent and broker dealer servicing fees payable – General Partner	735,514	838,049
Administrative expenses payable – General Partner	155,471	183,163
Investment Manager fees payable	83,884	74,621
Distribution (12b-1) fees payable	2,204	321
Operating services fee payable	33,554	29,848
Redemptions payable	11,143,201	10,423,609
Subscriptions received in advance	1,086,965	2,577,065
Total liabilities	15,796,353	28,042,689

Partners’ Capital (Net Asset Value)
Class A Interests – 98,034.9581 and 106,074.0114 units outstanding at December 31, 2015 and 2014, respectively	412,948,548	468,243,719
Class B Interests – 33,265.6588 and 41,522.9665 units outstanding at December 31, 2015 and 2014, respectively	204,329,032	262,572,733
Class I Interests – 3,828.4541 and 3,438.9708 units outstanding at December 31, 2015 and 2014, respectively	3,767,830	3,455,693
Non-controlling interest	22,540,476	7,282,068
Total partners’ capital (net asset value)	643,585,886	741,554,213
Total liabilities and partners’ capital (net asset value)	$659,382,239	$769,596,902

 The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments
December 31, 2015

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield [1]
$50,000,000	2/18/16	U.S. Treasury Bill	0.09%	$49,993,194	7.77%
2,000,000	12/8/16	U.S. Treasury Bill	0.72%	1,988,643	0.31%
10,500,000	1/15/16	U.S. Treasury Notes	0.38%	10,517,770	1.63%
1,750,000	3/15/16	U.S. Treasury Notes	0.38%	1,752,420	0.27%
1,500,000	6/30/16	U.S. Treasury Notes	0.50%	1,499,781	0.23%
4,600,000	8/31/16	U.S. Treasury Notes	1.00%	4,624,882	0.72%
1,500,000	10/31/16	U.S. Treasury Notes	1.00%	1,505,484	0.23%
1,800,000	11/15/16	U.S. Treasury Notes	0.63%	1,799,062	0.28%
1,500,000	11/30/16	U.S. Treasury Notes	2.75%	1,529,797	0.24%
1,788,200	12/15/16	U.S. Treasury Notes	0.63%	1,785,926	0.28%
Total U.S. Treasury securities (cost: $77,027,397)				76,996,959	11.96%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield [1]
Automotive
$500,000	1/11/16	Nissan Motor Acceptance Corporation	0.50%	499,928	0.08%
1,600,000	1/22/16	Nissan Motor Acceptance Corporation	0.78%	1,599,272	0.25%
Banks
400,000	1/21/16	Standard Chartered Bank	0.27%	399,940	0.06%
Beverages
2,100,000	1/6/16	Bacardi U.S.A., Inc.	0.51%	2,099,851	0.33%
1,500,000	1/7/16	Brown-Forman Corporation	0.45%	1,499,888	0.23%
500,000	1/7/16	Brown-Forman Corporation	0.45%	499,963	0.08%
1,700,000	11/17/16	Coca-Cola Company	0.80%	1,689,858	0.26%
Chemicals
500,000	1/14/16	Clorox Company	0.46%	499,917	0.08%
1,500,000	1/27/16	Clorox Company	0.51%	1,499,448	0.23%
Diversified financial services
375,000	1/19/16	American Express Credit Corporation	0.55%	374,897	0.06%
1,700,000	1/15/16	DCAT, LLC	0.42%	1,699,722	0.26%
1,700,000	1/5/16	Gotham Funding Corporation	0.28%	1,699,947	0.26%
1,700,000	1/20/16	Hewlett Packard Enterprise Company	0.92%	1,699,175	0.26%
400,000	3/2/16	ING (U.S.) Funding LLC	0.65%	399,559	0.06%
1,700,000	1/4/16	Intercontinental Exchange, Inc.	0.42%	1,699,940	0.26%
450,000	1/15/16	J.P. Morgan Securities LLC	0.25%	449,956	0.07%
1,400,000	1/12/16	Manhattan Asset Funding Company LLC	0.27%	1,399,885	0.22%
1,700,000	1/13/16	Regency Group, Inc.	0.40%	1,699,773	0.26%
1,300,000	1/4/16	The Southern Company	0.53%	1,299,943	0.20%
Energy
500,000	1/27/16	Dominion Resources, Inc.	0.67%	499,758	0.08%
2,100,000	1/21/16	Enterprise Products Operating LLC	0.78%	2,099,090	0.34%
2,100,000	1/7/16	Motiva Enterprises LLC	0.60%	2,099,790	0.34%
400,000	1/5/16	Oglethorpe Power Corp.	0.32%	399,986	0.06%
1,700,000	2/1/16	Oglethorpe Power Corp.	0.48%	1,699,297	0.26%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2015

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield [1]
Healthcare
$1,850,000	1/20/16	Catholic Health Initiatives	0.45%	$1,849,561	0.29%
Insurance
2,200,000	1/12/16	AXA Financial, Inc.	0.35%	2,199,766	0.34%
REIT
1,500,000	2/9/16	Simon Property Group, L.P.	0.45%	1,499,269	0.23%
Total U.S. commercial paper (cost: $35,039,075)				35,057,379	5.45%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield [1]
Banks
$1,400,000	6/2/16	Bank of China Hong Kong Ltd	0.99%	1,394,628	0.22%
2,200,000	1/11/16	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.23%	2,199,859	0.34%
400,000	2/11/16	DBS Bank Ltd.	0.54%	399,754	0.06%
3,000,000	2/23/16	DNB Bank ASA	0.55%	2,998,889	0.47%
700,000	10/17/16	Macquarie Bank Limited	0.89%	695,151	0.11%
1,700,000	1/6/16	Mizuho Bank, Ltd.	0.29%	1,699,932	0.26%
300,000	1/7/16	Mizuho Bank, Ltd.	0.30%	299,985	0.05%
400,000	1/5/16	Oversea-Chinese Banking Corp. Ltd	0.40%	399,982	0.06%
450,000	2/16/16	Skandinaviska Enskilda Banken AB	0.33%	449,810	0.07%
1,600,000	3/16/16	Sumitomo Mitsui Bank	0.65%	1,597,833	0.25%
Diversified financial services
500,000	4/1/16	Ontario Teachers Finance Trust	0.65%	499,178	0.08%
Energy
1,200,000	1/6/17	Electricite de France SA	1.67%	1,180,966	0.18%
800,000	1/9/17	Electricite de France SA	1.67%	787,192	0.12%
1,600,000	1/25/16	Engie	0.30%	1,599,680	0.25%
500,000	1/25/16	Engie	0.27%	499,910	0.08%
400,000	1/21/16	Total Capital Canada Ltd.	0.45%	399,900	0.06%
Insurance
1,700,000	1/19/16	Prudential PLC	0.25%	1,699,788	0.26%
Manufacturing
2,000,000	1/13/16	John Deere Financial Limited	0.25%	1,999,833	0.31%
Telecommunications
400,000	2/22/16	Telstra Corporation Limited	0.38%	399,780	0.06%
1,000,000	3/21/16	Vodafone Group Public Limited Company	0.90%	998,783	0.16%
Total foreign commercial paper (cost: $22,169,024)				22,200,833	3.45%
Total commercial paper (cost: $57,208,099)				57,258,212	8.90%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield [1]
Advertising
$2,379,000	4/15/16	Omnicom Group Inc.	5.90%	2,439,009	0.38%
Aerospace
1,200,000	5/1/16	Lockheed Martin Corporation	7.65%	1,241,939	0.19%
3,800,000	12/15/16	Rockwell Collins, Inc.	0.86%	3,803,447	0.59%
Automotive
1,584,000	2/28/17	American Honda Finance Corporation	2.13%	1,612,408	0.25%
566,000	7/13/18	American Honda Finance Corporation	0.78%	565,677	0.09%
700,000	1/11/16	Daimler Finance North America LLC	1.25%	704,161	0.11%
2,500,000	9/15/16	Daimler Finance North America LLC	2.63%	2,542,748	0.40%
649,000	8/3/17	Daimler Finance North America LLC	1.04%	649,353	0.10%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2015

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield [1]
Automotive (continued)
$6,700,000	3/2/18	Daimler Finance North America LLC	0.84%	$6,623,197	1.03%
7,350,000	1/9/18	Ford Motor Credit Company LLC	1.26%	7,308,669	1.13%
1,388,000	3/15/16	Nissan Motor Acceptance Corporation	1.00%	1,392,489	0.22%
1,762,000	9/26/16	Nissan Motor Acceptance Corporation	1.30%	1,761,988	0.27%
1,400,000	9/23/16	Toyota Motor Credit Corporation	0.69%	1,397,807	0.22%
500,000	5/23/17	Volkswagen Group of America Finance, LLC	0.75%	484,025	0.08%
200,000	11/20/17	Volkswagen Group of America Finance, LLC	0.81%	192,023	0.03%
Banks
5,250,000	3/22/16	Bank of America, NA	1.41%	5,265,175	0.82%
4,250,000	6/15/16	Bank of America, NA	0.79%	4,248,615	0.66%
1,473,000	11/14/16	Bank of America, NA	1.13%	1,472,341	0.23%
800,000	11/14/16	Bank of America, NA	0.83%	800,400	0.12%
1,615,000	7/28/16	Bank of New York Company, Inc.	2.30%	1,644,459	0.26%
1,400,000	4/3/17	Branch Banking and Trust Company	1.00%	1,395,869	0.22%
1,500,000	2/13/17	Capital One Bank	0.86%	1,498,334	0.23%
1,500,000	7/15/16	Capital One Financial Corporation	3.15%	1,535,652	0.24%
1,000,000	2/26/16	Fifth Third Bank	0.82%	1,000,681	0.16%
607,000	1/15/16	Goldman Sachs Group, Inc.	5.35%	622,609	0.10%
950,000	2/7/16	Goldman Sachs Group, Inc.	3.63%	965,675	0.15%
400,000	12/15/17	Goldman Sachs Group, Inc.	1.31%	401,900	0.06%
880,000	8/2/16	Huntington National Bank	1.35%	884,972	0.14%
900,000	11/20/16	Huntington National Bank	1.30%	900,732	0.14%
4,500,000	2/26/16	JPMorgan Chase & Co.	1.03%	4,509,217	0.70%
1,060,000	10/18/16	Morgan Stanley	5.75%	1,108,690	0.17%
5,900,000	1/9/17	Morgan Stanley	5.45%	6,286,679	0.98%
8,125,000	2/9/18	MUFG Americas Holdings Corporation	0.91%	8,127,276	1.25%
1,123,000	9/19/16	PNC Funding Corp	2.70%	1,142,621	0.18%
300,000	1/28/16	PNC Realty Investors, Inc.	0.80%	301,015	0.05%
570,000	10/3/16	PNC Realty Investors, Inc.	1.30%	573,028	0.09%
1,800,000	1/30/17	U.S. Bank National Association	1.10%	1,805,706	0.28%
806,000	9/11/17	U.S. Bank National Association	0.69%	804,160	0.12%
2,000,000	9/26/16	UBS AG	1.10%	2,000,294	0.31%
4,750,000	6/1/17	UBS AG	0.97%	4,752,655	0.74%
2,500,000	12/15/16	Wells Fargo & Company	2.63%	2,536,869	0.39%
Beverages
1,350,000	1/15/16	Anheuser-Busch Inbev Finance Inc.	0.80%	1,354,981	0.21%
Biotechnology
750,000	12/1/16	Gilead Sciences, Inc.	3.05%	766,081	0.12%
Diversified financial services
1,800,000	9/19/16	American Express Credit Corporation	2.80%	1,837,207	0.29%
1,000,000	6/5/17	American Express Credit Corporation	0.72%	993,291	0.15%
2,700,000	10/18/16	American International Group, Inc.	5.60%	2,822,703	0.44%
1,500,000	8/15/16	Berkshire Hathaway Finance Corporation	0.95%	1,506,223	0.23%
1,000,000	1/9/17	General Electric Capital Corporation	0.60%	1,001,768	0.16%
2,600,000	7/28/16	Jackson National Life Global Funding	0.57%	2,602,783	0.40%
1,174,000	12/9/16	MassMutual Global Funding II	0.71%	1,172,646	0.18%
798,000	4/5/17	MassMutual Global Funding II	2.00%	807,344	0.13%
1,500,000	4/10/17	Metropolitan Life Global Funding I	1.30%	1,503,816	0.23%
1,000,000	4/10/17	Metropolitan Life Global Funding I	0.70%	1,003,167	0.16%
1,240,000	5/27/16	National Rural Utilities Coop Fin Corp	0.66%	1,240,664	0.19%
1,000,000	3/1/17	New York Life Global Funding	1.13%	1,003,318	0.16%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2015

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield [1]
Diversified financial services (continued)
$8,500,000	11/25/16	Pricoa Global Funding I	1.15%	$8,469,554	1.31%
1,800,000	12/1/17	Principal Life Global Funding II	0.98%	1,800,152	0.28%
1,158,000	3/7/16	State Street Corporation	2.88%	1,172,622	0.18%
1,757,000	12/13/16	USAA Capital Corporation	2.25%	1,787,773	0.28%
Energy
812,000	9/15/16	Anadarko Petroleum Corporation	5.95%	848,602	0.13%
1,000,000	8/1/16	Arizona Public Service Company	6.25%	1,052,152	0.16%
1,461,000	11/9/17	Chevron Corporation	0.72%	1,460,560	0.23%
500,000	9/15/16	Dayton Power and Light Company	1.88%	501,620	0.08%
5,750,000	4/3/17	Duke Energy Corporation	0.70%	5,751,540	0.89%
1,000,000	8/15/16	Georgia Power Company	0.76%	1,000,453	0.16%
3,350,000	12/1/17	Kinder Morgan, Inc.	2.00%	3,235,921	0.50%
2,000,000	2/1/16	ONEOK Partners, L.P.	3.25%	2,028,323	0.32%
4,778,000	7/15/16	Pioneer Natural Resources Company	5.88%	5,002,042	0.78%
1,500,000	5/15/16	Sierra Pacific Power Company	6.00%	1,537,909	0.24%
5,500,000	6/15/16	Spectra Energy Partners, LP	2.95%	5,511,061	0.86%
Engineering and construction
1,375,000	6/15/16	ABB Treasury Center (USA), Inc.	2.50%	1,383,400	0.21%
Healthcare
500,000	1/15/18	Anthem, Inc.	1.88%	502,578	0.08%
7,750,000	1/17/17	UnitedHealth Group Incorporated	0.77%	7,761,182	1.20%
2,695,000	9/26/16	Ventas Realty, Limited Partnership	1.55%	2,712,922	0.42%
3,775,000	4/1/18	Zimmer Biomet Holdings, Inc.	2.00%	3,774,019	0.59%
Manufacturing
700,000	7/11/17	John Deere Capital Corporation	0.77%	701,864	0.11%
Pharmaceutical
7,775,000	5/14/18	AbbVie Inc.	1.80%	7,755,563	1.20%
1,400,000	10/7/16	Bayer US Finance LLC	0.57%	1,401,153	0.22%
500,000	3/17/17	EMD FIN LLC	0.88%	499,452	0.08%
Retail
1,500,000	10/15/16	Lowe’s Companies, Inc.	5.40%	1,568,330	0.24%
2,000,000	3/1/16	The Home Depot, Inc.	5.40%	2,050,064	0.32%
Software
1,500,000	2/5/16	IBM	0.40%	1,500,557	0.23%
900,000	7/7/17	Oracle Corporation	0.52%	900,450	0.14%
Telecommunication
1,500,000	8/15/16	AT&T Inc.	2.40%	1,523,455	0.24%
2,150,000	9/15/16	Verizon Communications, Inc.	2.04%	2,170,327	0.34%
1,300,000	11/1/16	Verizon Communications, Inc.	2.00%	1,312,430	0.20%
4,800,000	6/9/17	Verizon Communications, Inc.	0.88%	4,793,185	0.74%
Transportation
4,500,000	10/28/16	Kansas City Southern	1.16%	4,496,674	0.70%
Total U.S. corporate notes (cost: $198,467,053)				196,888,445	30.59%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield [1]
Banks
$1,810,000	1/22/16	ABN AMRO Bank N.V.	1.38%	1,821,127	0.28%
2,365,000	9/9/16	Bank of Tokyo-Mitsubishi UFJ, Ltd.	1.55%	2,380,844	0.37%
2,584,000	9/22/16	Barclays Bank PLC	5.00%	2,685,835	0.42%
800,000	1/29/18	Caisse Centrale Desjardins	0.99%	799,842	0.12%
2,000,000	9/20/16	Commonwealth Bank of Australia	1.07%	2,003,104	0.31%
1,800,000	5/26/17	Credit Suisse AG	1.38%	1,793,903	0.28%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2015

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield [1]
Banks (continued)
$8,000,000	4/27/18	Credit Suisse AG	1.00%	$7,959,269	1.23%
756,000	1/11/16	Deutsche Bank AG	3.25%	767,886	0.12%
3,700,000	5/24/16	HSBC Bank PLC	3.10%	3,743,250	0.58%
1,000,000	3/15/16	ING Bank N.V.	4.00%	1,018,058	0.16%
5,000,000	8/17/18	ING Bank N.V.	1.14%	5,024,448	0.78%
1,500,000	8/15/16	Macquarie Bank Limited	2.00%	1,517,041	0.24%
2,000,000	12/9/16	National Australia Bank Limited	0.73%	1,998,123	0.31%
5,000,000	7/23/18	National Australia Bank Limited	0.96%	5,006,135	0.78%
1,950,000	5/13/16	Nordea Bank AB	0.88%	1,952,066	0.30%
548,000	1/19/17	Rabobank Nederland	3.38%	568,507	0.09%
1,158,000	9/9/16	Royal Bank of Canada	1.45%	1,165,655	0.18%
1,200,000	1/18/16	Sumitomo Mitsui Bank	0.90%	1,204,890	0.19%
1,800,000	7/12/16	Svenska Handelsbanken AB	3.13%	1,846,627	0.29%
1,500,000	7/23/18	Toronto-Dominion Bank	0.86%	1,497,653	0.23%
Diversified financial services
1,012,000	4/15/16	GE Capital International Funding Co.	0.96%	1,012,921	0.16%
Energy
750,000	3/11/16	BP Capital Markets P.L.C.	3.20%	760,566	0.12%
4,800,000	5/9/16	CNOOC Finance (2013) Limited	1.13%	4,798,968	0.75%
1,000,000	5/10/17	Shell International Finance B.V.	0.66%	999,488	0.16%
1,000,000	1/15/16	TransCanada PipeLines Limited	0.75%	1,003,288	0.16%
Holding company
222,000	1/13/17	Hutchison Whampoa International (11) Ltd	3.50%	229,384	0.04%
Pharmaceutical
6,790,000	3/12/18	Actavis Funding SCS	1.58%	6,870,944	1.06%
Semiconductors
1,520,000	10/17/16	Siemens Financieringsmaatschappij N.V.	5.75%	1,592,129	0.25%
Telecommunication
1,287,000	9/8/16	America Movil SAB DE CV	2.38%	1,300,842	0.20%
1,300,000	4/11/16	Deutsche Telekom International Finance B.V.	3.13%	1,316,291	0.20%
1,000,000	2/16/16	Telefonica Emisiones, S.A.U.	3.99%	1,017,721	0.16%
Total foreign corporate notes (cost: $67,851,993)				67,656,805	10.52%
Total corporate notes (cost: $266,319,046)				264,545,250	41.11%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield [1]
Automotive
$700,000	3/15/18	Ally Auto Receivables Trust 2015-2	0.98%	699,431	0.11%
258,662	4/9/18	Americredit Automobile Receivables Tr 2014-4	0.68%	258,621	0.04%
1,300,000	1/8/19	AmeriCredit Automobile Receivables Trust 2006-A-F	1.07%	1,297,418	0.20%
513,173	2/8/19	AmeriCredit Automobile Receivables Trust 2006-A-F	0.90%	512,195	0.08%
317,374	1/15/21	Ari Fleet Lease Tr 2012-B	0.63%	316,798	0.05%
486,782	4/16/18	Bank of the West Auto Trust 2015-1	0.87%	486,202	0.08%
1,400,000	1/22/18	BMW Vehicle Lease Trust 2015-2	1.07%	1,396,601	0.22%
67,783	6/20/17	Capital Auto Receivables Asset Trust 2013-1	0.79%	67,786	0.01%
475,000	10/20/17	Capital Auto Receivables Asset Trust 2015-2	0.81%	474,265	0.07%
856,429	2/15/18	CarMax Auto Owner Trust 2014-4	0.67%	855,631	0.13%
1,117,496	6/15/18	Carmax Auto Owner Trust 2015-2	0.82%	1,115,167	0.17%
70,609	11/15/17	Drive Auto Receivables Tr 2015-A	1.01%	70,592	0.01%
220,808	12/15/17	Drive Auto Receivables Tr 2015-B	0.93%	220,621	0.03%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2015

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Asset Backed Securitiess (continued)
Face Value	Maturity Date	Name	Yield [1]
Automotive (continued)
$55,476	3/20/19	Enterprise Fleet Financing, LLC	1.06%	$55,459	0.01%
345,000	5/15/18	Fifth Third Auto Trust 2015-1	1.02%	344,327	0.05%
600,000	5/15/18	Ford Credit Auto Lease 2015-B	1.04%	598,447	0.09%
217,000	9/15/17	Ford Credit Auto Lease Trust 2014-B	0.89%	216,793	0.03%
645,000	3/15/18	Ford Credit Auto Owner Trust 2012-D	0.67%	644,154	0.10%
754,588	8/15/17	Ford Credit Auto Owner Trust 2014-C	0.61%	754,540	0.12%
1,332,350	3/15/18	Ford Credit Auto Owner Trust 2015-B	0.72%	1,331,478	0.21%
500,000	7/20/19	GE Dealer Floorplan Master Not	0.78%	498,239	0.08%
1,073,001	1/15/19	Harley-Davidson Motorcycle Trust 2015-2	0.80%	1,069,918	0.17%
337,447	5/15/17	Honda Auto Receivables 2013-3 Owner Trust	0.77%	337,380	0.05%
2,262,218	9/18/17	Honda Auto Receivables 2013-4 Owner Trust	0.69%	2,260,433	0.36%
528,585	6/15/17	Honda Auto Receivables 2015-1 Owner Trust	0.70%	528,234	0.08%
500,000	11/20/17	Honda Auto Receivables 2015-3 Owner Tr	0.92%	499,511	0.08%
800,000	7/23/18	Honda Auto Receivables 2015-4 Owner Trust	0.82%	798,033	0.12%
1,900,000	11/15/17	Hyundai Auto Lease Securitization Tr 2014-B	0.98%	1,898,765	0.30%
821,121	10/16/17	Hyundai Auto Receivables Trust 2015-A	0.68%	820,891	0.13%
700,000	11/15/18	Hyundai Auto Receivables Trust 2015-C	0.99%	698,990	0.11%
1,020,000	1/16/18	Mercedes-Benz Auto Lease Trust 2015-B	1.00%	1,017,989	0.16%
1,767,624	11/15/17	Nissan Auto Lease Trust 2015-A	0.68%	1,766,793	0.27%
620,981	8/15/18	Nissan Auto Receivables 2013-C Owner Trust	0.67%	619,775	0.10%
581,520	6/15/17	Nissan Auto Receivables 2014-B Owner Trust	0.60%	581,275	0.09%
1,056,510	9/15/17	Nissan Auto Receivables 2015-A Owner Trust	0.67%	1,055,702	0.16%
215,904	11/21/17	Porsche Innovative Lease Owner Tr 2015-1	0.79%	215,439	0.03%
450,000	11/15/18	Santander Drive Auto Receivables Tr 2015-5	1.12%	449,482	0.07%
1,000,000	9/17/18	Santander Drive Auto Receivables Trust 2014-4	1.08%	999,912	0.16%
93,553	4/16/18	Santander Drive Auto Receivables Trust 2014-5	0.73%	93,469	0.01%
1,008,000	4/8/19	Santander Drive Auto Receivables Trust 2015-4	1.26%	1,006,995	0.16%
500,000	2/15/18	Toyota Auto Receivables 2015-C Owner Tr	0.66%	499,531	0.08%
512,648	8/21/17	Volkswagen Auto Loan Enhanced Trust 2013-1	0.56%	511,991	0.08%
549,589	4/20/18	Volkswagen Auto Loan Enhanced Trust 2013-2	0.70%	546,997	0.08%
400,000	10/22/18	Volkswagen Auto Loan Enhanced Trust 2014-1	0.91%	397,899	0.06%
Commerial mortgages
1,540,572	1/15/49	Banc of America Commercial Mortgage Trust 2007-1	5.43%	1,594,549	0.25%
419,268	5/10/45	Banc of America Commercial Mortgage Trust 2006-2	5.84%	422,547	0.07%
1,089,084	10/15/49	Citigroup Commercial Mortgage Trust 2006-C5	5.43%	1,108,596	0.17%
196,707	4/15/43	JPMorgan Chase & Co.	5.48%	197,562	0.03%
1,977,927	9/15/39	LB-UBS Commercial Mortgage Trust 2006-C6	5.37%	2,012,480	0.32%
1,098,139	12/12/49	ML-CFC Commercial Mortgage Trust 2006-4	5.17%	1,125,130	0.17%
467,442	2/12/44	Morgan Stanley Capital I Trust 2007-HQ11	0.45%	461,295	0.07%
Credit cards
1,000,000	1/15/20	BA Credit Card Trust	0.62%	997,953	0.16%
1,500,000	11/15/18	Capital One Multi-Asset Execution Trust	0.63%	1,500,323	0.23%
2,000,000	9/16/19	Capital One Multi-Asset Execution Trust	0.96%	1,997,970	0.31%
850,000	10/15/18	Chase Issuance Trust	1.01%	849,923	0.13%
2,000,000	9/7/18	Citibank Credit Card Issuance Trust	1.32%	2,012,261	0.32%
1,760,000	11/7/18	Citibank Credit Card Issuance Trust	0.57%	1,760,731	0.27%
1,500,000	2/22/19	Citibank Credit Card Issuance Trust	1.02%	1,501,889	0.23%
1,000,000	3/15/21	World Financial Network Credit Card Master Note Trust	1.26%	997,240	0.15%
Other
1,072,358	8/15/18	CNH Equipment Trust 2013-B	0.69%	1,070,863	0.17%
926,407	2/15/18	John Deere Owner Trust 2015	0.87%	925,544	0.14%
338,929	12/15/17	Kubota Credit Owner Trust 2015-1	0.94%	338,921	0.05%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2015

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Asset Backed Securitiess (continued)
Face Value	Maturity Date	Name	Yield [1]
Student loans
$46,674	5/16/22	Navient Private Ed Loan Tr 2014-A	0.81%	$46,591	0.01%
139,582	8/15/23	SLM Private Ed Loan Tr 2012-C	1.43%	139,847	0.02%
49,088	8/15/25	SLM Private Education Loan Trust 2012-A	1.73%	49,337	0.01%
247,119	10/16/23	SLM Private Education Loan Trust 2012-E	1.08%	246,891	0.04%
Total U.S. asset backed securities (cost: $52,447,431)				52,248,612	8.12%
Total investments in securities (cost: $453,001,973)				$451,049,033	70.09%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield [1]
Banks
$1,000,000	9/16/16	Credit Suisse Group AG	0.88%	$1,002,097	0.16%
1,622,000	5/24/17	National Bank of Canada	0.78%	1,622,403	0.25%
2,000,000	2/13/17	Nordea Bank Finland PLC	0.64%	2,000,778	0.31%
2,000,000	3/11/16	Norinchukin Bank (NY Branch)	0.50%	2,002,796	0.31%
1,000,000	10/14/16	Royal Bank of Canada	0.57%	1,000,418	0.16%
1,200,000	8/4/16	Standard Chartered Bank	0.80%	1,203,192	0.19%
850,000	2/12/16	Sumitomo Mitsui Bank (NY Branch)	0.52%	853,973	0.13%
1,500,000	8/8/16	Toronto-Dominion Bank	0.75%	1,503,773	0.23%
2,000,000	11/8/16	Toronto-Dominion Bank	1.00%	2,002,927	0.31%
1,800,000	10/21/16	Westpac Banking Corporation	0.57%	1,801,450	0.28%
Total U.S. certificates of deposit (cost: $14,970,784)				14,993,807	2.33%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield [1]
Banks
$2,200,000	5/9/16	Bank of Nova Scotia	0.50%	2,200,684	0.34%
1,800,000	5/23/17	Canadian Imperial Bank of Commerce	0.73%	1,800,350	0.28%
2,000,000	2/19/16	Landesbank Hessen-Thuringen Girozentrale	0.57%	2,010,319	0.31%
705,000	8/17/16	Svenska Handelsbanken AB	0.54%	705,318	0.11%
1,000,000	12/7/17	Svenska Handelsbanken AB	0.93%	1,000,031	0.16%
Total foreign certificates of deposit (cost: $7,702,458)				7,716,702	1.20%

Total certificates of deposit (cost: $22,673,242)				$22,710,509	3.53%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2015

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$(87,790)	(0.01)%
Currencies	(13,903)	(0.00)%
Energy	(71,925)	(0.01)%
Equity indices	(267,223)	(0.04)%
Interest rate instruments	(1,919,882)	(0.30)%
Metals	(2,395,884)	(0.38)%
Single stock futures	80,372	0.01%
Net unrealized gain (loss) on open long U.S. futures contracts	(4,676,235)	(0.73)%

Short U.S. Futures Contracts
Agricultural commodities	1,382,973	0.21%
Currencies	1,781,349	0.28%
Energy	3,397,258	0.53%
Equity indices	(155,214)	(0.02)%
Interest rate instruments	432,469	0.07%
Metals	5,114,526	0.79%
Single stock futures	59,932	0.01%
Net unrealized gain (loss) on open short U.S. futures contracts	12,013,293	1.87%

Total U.S. Futures Contracts - Net unrealized gain (loss) on open U.S. futures contracts	7,337,058	1.14%

Long Foreign Futures Contracts
Agricultural commodities	92,172	0.01%
Currencies	113,487	0.02%
Equity indices	(257,076)	(0.04)%
Interest rate instruments	(2,743,226)	(0.42)%
Metals	1,805	0.00%
Single stock futures	929	0.00%
Net unrealized gain (loss) on open long foreign futures contracts	(2,791,909)	(0.43)%

Short Foreign Futures Contracts
Agricultural commodities	82,706	0.01%
Currencies	218,328	0.03%
Energy	260,934	0.04%
Equity indices	(747,330)	(0.11)%
Interest rate instruments	34,671	0.01%
Metals	20,191	0.00%
Single stock futures	(1,971)	(0.00)%
Net unrealized gain (loss) on open short foreign futures contracts	(132,471)	(0.02)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	(2,924,380)	(0.45)%

Net unrealized gain (loss) on open futures contracts	$4,412,678	0.69%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2015

	Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
	Long	$(153,940)	(0.02)%
	Short	87,056	0.01%
Net unrealized gain (loss) on open U.S. forward currency contracts		(66,884)	(0.01)%

Foreign Forward Currency Contracts
	Long	713,075	0.11%
	Short	(2,260,682)	(0.35)%
Net unrealized gain (loss) on open foreign forward currency contracts		(1,547,607)	(0.24)%

Net unrealized gain (loss) on open forward currency contracts		$(1,614,491)	(0.25)%

TOTAL RETURN SWAP CONTRACT
Termination Date	Counterparty
4/1/19	Deutsche Bank, AG	$3,440,896	0.53%

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

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments
December 31, 2014

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield [1]
$1,000,000	2/28/15	U.S. Treasury Note	2.38%	$1,021,339	0.14%
5,000,000	4/30/15	U.S. Treasury Note	0.13%	5,002,240	0.67%
1,000,000	4/30/15	U.S. Treasury Note	2.50%	1,012,092	0.14%
5,500,000	5/31/15	U.S. Treasury Note	0.25%	5,504,646	0.74%
1,520,000	5/31/15	U.S. Treasury Note	2.13%	1,535,364	0.21%
10,500,000	7/15/15	U.S. Treasury Note	0.25%	10,519,056	1.41%
3,400,000	8/31/15	U.S. Treasury Note	0.38%	3,408,446	0.46%
3,320,000	11/15/15	U.S. Treasury Note	0.38%	3,324,737	0.45%
3,000,000	11/30/15	U.S. Treasury Note	1.38%	3,033,626	0.41%
3,000,000	1/15/16	U.S. Treasury Note	0.38%	3,007,072	0.41%
2,000,000	7/15/16	U.S. Treasury Note	0.63%	2,009,680	0.27%
Total U.S. Treasury securities (cost: $39,423,113)				39,378,298	5.31%

U.S. Government Sponsored Enterprise Notes
Face Value	Maturity Date	Name	Yield [1]
$2,000,000	9/18/15	Federal Home Loan Banks	0.20%	2,000,951	0.27%
Total U.S. government sponsored entities (cost: $1,999,600)				2,000,951	0.27%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield [1]
Automotive
$400,000	1/15/15	Nissan Motor Acceptance Corporation	0.33%	399,948	0.05%
Banks
1,800,000	5/1/15	Credit Suisse (USA), Inc.	0.30%	1,798,200	0.24%
400,000	1/22/15	HSBC Bank USA, National Association	0.15%	399,965	0.05%
1,200,000	2/27/15	Manhattan Asset Funding Company LLC	0.21%	1,199,601	0.16%
1,300,000	1/23/15	Mizuho Funding LLC	0.17%	1,299,865	0.18%
500,000	2/6/15	MUFG Union Bank, National Association	0.18%	499,910	0.07%
1,800,000	2/9/15	Standard Chartered Bank	0.20%	1,799,610	0.24%
500,000	2/17/15	Standard Chartered Bank	0.19%	499,876	0.07%
1,800,000	1/26/15	Sumitomo Mitsui Banking Corporation	0.17%	1,799,787	0.24%
530,000	3/31/15	Sumitomo Mitsui Banking Corporation	0.23%	529,699	0.07%
Beverages
2,000,000	1/7/15	Bacardi Corporation	0.33%	1,999,890	0.28%
400,000	1/6/15	Brown-Forman Corporation	0.18%	399,990	0.05%
Diversified financial services
500,000	7/28/15	ABN AMRO Funding USA LLC	0.35%	498,987	0.07%
300,000	1/29/15	AXA Financial, Inc.	0.23%	299,946	0.04%
1,800,000	2/17/15	AXA Financial, Inc.	0.21%	1,799,507	0.24%
1,450,000	2/2/15	DCAT, LLC	0.26%	1,449,665	0.20%
1,800,000	1/20/15	Gotham Funding Corporation	0.17%	1,799,839	0.24%
300,000	2/17/15	ING (U.S.) Funding LLC	0.18%	299,930	0.04%
200,000	3/16/15	ING (U.S.) Funding LLC	0.22%	199,910	0.03%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2014

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield [1]
Diversified financial services (continued)
$1,700,000	1/13/15	Liberty Street Funding LLC	0.17%	$1,699,904	0.23%
1,800,000	1/28/15	National Rural Utilities Cooperative Finance Corp.	0.15%	1,799,798	0.24%
500,000	2/4/15	National Rural Utilities Cooperative Finance Corp.	0.14%	499,934	0.07%
Energy
400,000	1/8/15	Apache Corporation	0.40%	399,969	0.05%
1,800,000	1/9/15	Apache Corporation	0.41%	1,799,836	0.24%
1,200,000	1/21/15	Dominion Resources, Inc.	0.37%	1,199,753	0.16%
1,500,000	1/6/15	Duke Energy Corporation	0.32%	1,499,933	0.20%
400,000	1/12/15	Duke Energy Corporation	0.34%	399,958	0.05%
400,000	1/5/15	Enterprise Products Operating LLC	0.67%	399,970	0.05%
1,700,000	1/6/15	Enterprise Products Operating LLC	0.52%	1,699,877	0.23%
1,600,000	1/5/15	ONEOK Partners, L.P.	0.38%	1,599,932	0.22%
500,000	1/9/15	ONEOK Partners, L.P.	0.43%	499,952	0.07%
2,000,000	1/5/15	Questar Corporation	0.15%	1,999,967	0.28%
500,000	1/6/15	Southern Company Funding Corporation	0.25%	499,983	0.07%
1,500,000	1/7/15	Southern Company Funding Corporation	0.20%	1,499,950	0.20%
Food
1,500,000	1/21/15	General Mills, Inc.	0.42%	1,499,650	0.20%
Media
2,000,000	1/5/15	CBS Corporation	0.40%	1,999,911	0.27%
Total U.S. commercial paper (cost: $39,963,544)				39,972,402	5.39%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield [1]
Banks
$2,100,000	1/30/15	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.17%	2,099,711	0.28%
1,500,000	1/6/16	Macquarie Bank Limited	0.77%	1,488,120	0.20%
2,500,000	1/13/15	Nordea Bank AB	0.13%	2,499,892	0.34%
500,000	2/6/15	Skandinaviska Enskilda Banken AB	0.20%	499,900	0.07%
Consumer products
3,000,000	4/21/15	Reckitt Benckiser Treasury Services PLC	0.19%	2,998,243	0.40%
Energy
2,500,000	1/8/16	Electricite de France	0.44%	2,488,600	0.34%
400,000	1/5/15	GDF Suez	0.14%	399,994	0.05%
1,600,000	2/26/15	GDF Suez	0.17%	1,599,577	0.21%
Insurance
2,200,000	1/7/15	Prudential Public Limited Company	0.17%	2,199,938	0.30%
Total foreign commercial paper (cost: $16,258,508)				16,273,975	2.19%
Total commercial paper (cost: $56,222,052)				56,246,377	7.58%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2014

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield [1]
Aerospace
$3,800,000	12/15/16	Rockwell Collins, Inc.	0.59%	$3,806,001	0.51%
Automotive
1,700,000	12/11/17	American Honda Finance Corporation	0.55%	1,699,452	0.23%
700,000	1/11/16	Daimler Finance North America LLC	1.25%	706,036	0.10%
4,500,000	9/15/16	Daimler Finance North America LLC	2.63%	4,642,061	0.63%
1,400,000	1/30/15	Nissan Motor Acceptance Corporation	4.50%	1,430,509	0.19%
1,700,000	9/18/15	Toyota Motor Credit Corporation	0.39%	1,701,793	0.23%
1,400,000	9/23/16	Toyota Motor Credit Corporation	0.35%	1,398,611	0.19%
2,000,000	5/23/16	Volkswagen Group of America Finance, LLC	0.45%	1,998,934	0.27%
500,000	5/23/17	Volkswagen Group of America Finance, LLC	0.60%	499,668	0.07%
5,000,000	11/20/17	Volkswagen Group of America Finance, LLC	0.67%	4,995,919	0.67%
Banks
2,250,000	4/1/15	Bank of America Corporation	4.50%	2,296,733	0.31%
5,250,000	3/22/16	Bank of America Corporation	1.07%	5,280,431	0.71%
3,500,000	1/15/15	Bank of New York Company, Inc.	3.10%	3,552,460	0.48%
2,000,000	2/20/15	Bank of New York Company, Inc.	1.20%	2,009,385	0.27%
1,000,000	2/13/17	Capital One Bank	0.73%	1,002,978	0.14%
1,500,000	11/6/15	Capital One Bank	1.00%	1,500,864	0.20%
9,250,000	4/1/16	Citigroup Inc.	1.30%	9,300,690	1.25%
2,000,000	9/16/15	Comerica Incorporated	3.00%	2,047,364	0.28%
1,000,000	2/26/16	Fifth Third Bank	0.64%	1,001,575	0.14%
7,750,000	7/22/15	Goldman Sachs Group, Inc.	0.63%	7,760,436	1.05%
1,000,000	2/7/16	Goldman Sachs Group, Inc.	3.63%	1,040,200	0.14%
400,000	12/15/17	Goldman Sachs Group, Inc.	1.04%	399,585	0.05%
11,150,000	2/26/16	JPMorgan Chase & Co.	0.85%	11,207,471	1.51%
5,000,000	10/15/15	Morgan Stanley	0.71%	5,011,698	0.68%
1,158,000	3/7/16	State Street Corporation	2.88%	1,196,872	0.16%
1,000,000	7/27/15	U.S. Bancorp	2.45%	1,021,994	0.14%
2,500,000	10/1/15	U.S. Bancorp	0.30%	2,502,280	0.34%
2,515,000	2/13/15	Wells Fargo & Company	1.25%	2,529,470	0.34%
1,500,000	7/20/15	Wells Fargo Bank	0.51%	1,503,156	0.20%
2,000,000	5/16/16	Wells Fargo Bank	0.44%	1,995,105	0.27%
Beverages
750,000	3/1/17	Anheuser-Busch Inbev	5.60%	832,415	0.11%
5,720,000	1/27/17	Anheuser-Busch Inbev	1.13%	5,759,826	0.78%
2,000,000	11/15/15	Coca-Cola Company	1.50%	2,023,435	0.27%
Biomedical
5,000,000	12/1/16	Gilead Sciences, Inc.	3.05%	5,199,308	0.70%
Building materials
600,000	1/15/16	CRH America, Inc.	4.13%	628,855	0.08%
Computers
3,000,000	2/5/16	IBM	0.30%	3,001,034	0.40%

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

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2014

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield [1]
Retail
$700,000	5/18/16	Walgreens Boots Alliance, Inc.	0.68%	$700,563	0.09%
Software
1,400,000	7/7/17	Oracle Corporation	0.43%	1,397,943	0.19%
Telecommunication
694,000	8/15/15	AT&T Inc.	2.50%	708,047	0.10%
1,500,000	8/15/16	AT&T Inc.	2.40%	1,543,195	0.21%
3,000,000	9/3/15	Cisco Systems, Inc.	0.28%	3,000,766	0.40%
5,750,000	9/15/16	Verizon Communications Inc.	1.77%	5,880,733	0.79%
1,700,000	11/1/16	Verizon Communications Inc.	2.00%	1,730,594	0.23%
Total U.S. corporate notes (cost: $209,714,377)				208,862,490	28.17%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield [1]
Automotive
$4,500,000	11/18/16	Volkswagen International Finance N.V.	0.67%	4,505,496	0.61%
Banks
800,000	1/22/16	ABN AMRO Bank N.V.	1.38%	808,094	0.11%
1,000,000	1/13/15	Australia and New Zealand Banking Group Ltd	3.70%	1,018,133	0.14%
3,950,000	5/7/15	Australia and New Zealand Banking Group Ltd	0.43%	3,955,079	0.53%
4,100,000	9/24/15	Bank of Montreal	0.51%	4,104,827	0.55%
2,000,000	9/11/15	Bank of Tokyo-Mitsubishi UFJ, Ltd.	2.45%	2,035,808	0.27%
4,740,000	3/19/15	Commonwealth Bank of Australia	3.50%	4,817,109	0.64%
3,700,000	5/24/16	HSBC Bank PLC	3.10%	3,831,991	0.52%
5,650,000	9/25/15	ING Bank N.V.	2.00%	5,729,740	0.77%
3,050,000	9/25/15	ING Bank N.V.	1.89%	3,077,627	0.42%
1,500,000	9/1/15	ING Group, N.V.	3.00%	1,535,940	0.21%
1,500,000	7/27/15	Macquarie Bank Limited	3.45%	1,545,857	0.21%
2,000,000	12/9/16	National Australia Bank Limited	0.49%	1,999,764	0.27%
1,200,000	5/13/16	Nordea Bank AB	0.88%	1,200,334	0.16%
3,431,000	3/11/15	Rabobank Nederland	3.20%	3,481,703	0.47%
1,250,000	7/18/15	Sumitomo Mitsui Banking Corporation	1.35%	1,263,486	0.17%
1,000,000	9/23/16	Svenska Handelsbanken AB (publ)	0.72%	1,003,919	0.14%
5,000,000	5/1/15	Toronto-Dominion Bank	0.41%	5,006,156	0.68%
2,200,000	1/15/15	UBS AG	3.88%	2,241,635	0.30%
2,000,000	9/25/15	Westpac Banking Corporation	1.01%	2,010,667	0.27%
Beverages
1,000,000	10/1/15	Heineken N.V.	0.80%	1,003,115	0.14%
Energy
2,100,000	3/10/15	BP Capital Markets P.L.C.	3.88%	2,137,831	0.29%
750,000	3/11/16	BP Capital Markets P.L.C.	3.20%	776,736	0.10%
4,800,000	5/9/16	CNOOC Finance (2013) Limited	1.13%	4,790,088	0.64%
8,000,000	6/2/17	Enbridge Inc.	0.68%	7,950,957	1.07%
1,500,000	3/2/15	TransCanada PipeLines Limited	0.88%	1,505,135	0.20%
1,000,000	1/15/16	TransCanada PipeLines Limited	0.75%	1,001,178	0.14%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2014

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield [1]
Healthcare
$2,550,000	5/29/15	Covidien International Finance S.A.	1.35%	$2,560,713	0.35%
Insurance
1,200,000	9/17/15	Manulife Financial Corporation	3.40%	1,233,395	0.17%
Pharmaceutical
4,200,000	3/17/15	Takeda Pharmaceutical Co Ltd	1.03%	4,217,260	0.57%
Telecommunication
1,300,000	4/11/16	Deutsche Telekom International Finance B.V.	3.13%	1,341,433	0.18%
1,000,000	9/16/15	Orange	2.13%	1,014,535	0.14%
5,600,000	4/27/15	Telefonica Emisiones, S.A.U.	3.73%	5,684,276	0.76%
Transportation
4,500,000	10/28/16	Kansas City Southern de Mexico, S.A. de C.V.	0.93%	4,517,931	0.61%
Total foreign corporate notes (cost: $95,623,193)				94,907,948	12.80%
Total corporate notes (cost: $305,337,570)				303,770,438	40.97%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield [1]
Automotive
$525,000	6/15/17	Ally Master Owner Trust	1.21%	526,800	0.07%
795,787	10/20/16	Ally Auto Receivables Trust 2014-SN1	0.52%	795,858	0.11%
500,000	4/9/18	Americredit Automobile Receivables Trust 2014-4	0.56%	500,186	0.07%
718,153	1/15/21	ARI Fleet Lease Trust 2012-B	0.46%	717,483	0.10%
1,000,000	9/15/17	BMW Manufacturing Co., LLC	0.56%	1,000,987	0.13%
990,000	6/20/17	Capital Auto Receivables Asset Trust 2013-1	0.79%	990,546	0.13%
1,800,000	2/15/18	Carmax Auto Owner Trust 2014-4	0.67%	1,798,570	0.24%
149,691	3/20/19	Enterprise Fleet Financing, LLC	1.06%	150,183	0.02%
2,000,000	8/15/17	Ford Credit Auto Owner Trust 2014-C	0.61%	1,997,674	0.27%
950,000	5/15/17	Honda Auto Receivables 2013-3 Owner Trust	0.77%	951,142	0.13%
2,000,000	9/18/17	Honda Auto Receivables 2013-4 Owner Trust	0.69%	1,998,994	0.27%
1,900,000	11/15/17	Hyundai Auto Lease Securitization Trust 2014-B	0.98%	1,897,427	0.26%
1,100,000	6/15/17	Nissan Auto Receivables 2014-B Owner Trust	0.60%	1,099,819	0.15%
1,400,490	8/15/17	Santander Drive Auto Receivables Trust 2014-3	0.54%	1,400,350	0.19%
285,000	4/16/18	Santander Drive Auto Receivables Trust 2014-5	0.56%	285,078	0.04%
55,000	8/15/17	Volvo Finl Equip LLC Series 2012-1	1.51%	55,273	0.01%
Commerial mortgages
510,119	5/10/45	Banc of America Commercial Mortgage Trust 2006-2	5.73%	539,705	0.07%
Credit cards
1,000,000	1/15/20	BA Credit Card Trust	0.45%	998,973	0.13%
1,830,000	8/15/18	Barclays Dryrock Issuance Trust	0.64%	1,829,607	0.25%
1,500,000	11/15/18	Capital One Multi-Asset Execution Trust	0.63%	1,499,240	0.20%
2,000,000	9/16/19	Capital One Multi-Asset Execution Trust	0.96%	1,993,487	0.27%
1,030,000	10/16/17	Chase Issuance Trust	0.31%	1,029,070	0.14%
1,185,000	6/15/18	GE Capital Credit Card Master Note Trust	0.95%	1,187,398	0.16%
Other
1,500,000	8/15/18	CNH Equipment Trust 2013-B	0.69%	1,500,775	0.20%
500,000	7/20/19	GE Dealer Floorplan Master Note	0.55%	499,111	0.07%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2014

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Asset Backed Securities (continued)
Face Value	Maturity Date	Name	Yield [1]
Student loans
$106,439	5/16/22	Navient Private Ed Loan Trust 2014-A	0.64%	$106,345	0.01%
90,094	8/15/25	SLM Private Education Loan Trust 2012-A	1.56%	90,748	0.01%
763,940	12/15/21	SLM Private Education Loan Trust 2012-B	1.26%	765,617	0.10%
371,170	8/15/23	SLM Private Education Loan Trust 2012-C	1.26%	372,519	0.05%
486,984	10/16/23	SLM Private Education Loan Trust 2012-E	0.91%	487,559	0.07%
Total U.S. asset backed securities (cost: $29,095,158)				29,066,524	3.92%
Total investments in securities (cost: $432,077,493)				$430,462,588	58.05%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield [1]
Banks
$1,750,000	2/11/15	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.33%	$1,755,446	0.24%
2,000,000	5/12/15	Industrial and Commercial Bank of China Ltd	0.72%	2,002,760	0.27%
3,000,000	9/4/15	Lloyds Bank plc	0.48%	3,005,530	0.41%
2,000,000	2/24/15	Norinchukin Bank	0.20%	2,000,458	0.26%
1,200,000	3/3/15	Standard Chartered Bank	0.35%	1,203,781	0.16%
2,800,000	1/13/15	Sumitomo Mitsui Banking Corporation	0.36%	2,810,027	0.38%
Total U.S. certificates of deposit (cost: $12,750,000)				12,778,002	1.72%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield [1]
Banks
$2,000,000	10/23/15	Bank of Nova Scotia	0.48%	2,004,887	0.27%
2,200,000	5/9/16	Bank of Nova Scotia	0.42%	2,200,678	0.29%
2,000,000	11/16/15	Canadian Imperial Bank of Commerce	0.33%	2,000,246	0.27%
1,000,000	1/7/15	China Construction Bank Corporation	0.55%	1,001,363	0.14%
1,000,000	4/6/15	China Construction Bank Corporation	0.75%	1,002,251	0.14%
1,000,000	1/15/15	Credit Suisse Group AG	0.63%	1,001,423	0.13%
2,500,000	5/15/15	Credit Suisse Group AG	0.53%	2,501,385	0.34%
3,000,000	7/23/15	Deutsche Bank AG	0.55%	3,003,512	0.40%
1,400,000	2/25/15	Rabobank Nederland	0.28%	1,400,456	0.19%
Total foreign certificates of deposit (cost: $16,098,010)				16,116,201	2.17%

Total certificates of deposit (cost: $28,848,010)				$28,894,203	3.89%

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

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures and forward contracts	$50,926,606	$107,984,227	$4,337,000
Investments in securities and CDs	(338,953)	1,049,109	(81,780)
Net change in unrealized gain (loss) on:
Futures, forward contracts and swap contracts	(33,847,899)	1,433,793	20,908,815
Investments in securities and CDs	(180,525)	575,771	349,956
Brokerage commissions and trading expenses	(5,697,454)	(4,832,579)	(4,142,902)
Net realized and change in unrealized gain (loss) on investments	10,861,775	104,112,103	21,371,089

Net Investment Income (Loss)
Income
Interest income (loss)	3,317,092	2,765,368	4,385,819

Expenses
Trading Advisor management fee	9,602,774	10,863,419	16,692,370
Trading Advisor incentive fee	9,565,572	15,970,061	550,930
Cash Managers fees	474,692	518,322	821,125
General Partner management and performance fees	10,471,750	11,605,429	16,673,886
Selling agent and broker dealer servicing fees – General Partner	9,604,363	10,438,411	14,343,627
General Partner 1% allocation	(272,098)	538,285	(283,366)
Administrative expenses – General Partner	2,084,094	2,723,743	5,011,567
Investment Manager fees	1,011,765	554,872	—
Distribution (12b-1) fees	21,977	628	—
Operating services fee	404,706	221,949	—
Total expenses	42,969,595	53,435,119	53,810,139
Net investment income (loss)	(39,652,503)	(50,669,751)	(49,424,320)
Net income (loss)	(28,790,728)	53,442,352	(28,053,231)
Less: net (income) loss attributable to non-controlling interest	1,852,537	(151,622)	—
Net Income (Loss) attributable to the Fund	$(26,938,191)	$53,290,730	$(28,053,231)

	Class A Units			Class B Units
	2015	2014	2013	2015	2014	2013
Increase (decrease) in net asset value per unit for the year	$(202.04)	$299.79	$(114.32)	$(181.22)	$533.83	$(55.38)

Net income (loss) per unit†	$(201.98)	$265.09	$(129.83)	$(162.65)	$464.20	$(99.50)

Weighted average number of units outstanding	102,939.0690	118,107.6143	159,208.4586	37,189.7073	46,874.3994	73,258.8516

	Class I Units
	2015	2014	2013
Increase (decrease) in net asset value per unit for the year	$(20.81)	$94.56	$(2.33)

Net income (loss) per unit†	$(26.18)	$71.42	$(18.46)

Weighted average number of units outstanding	3,737.8571	3,123.6227	5,107.1020

† (based on weighted average number of units outstanding during the year)

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows

Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$(28,790,728)	$53,442,352	$(28,053,231)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures, forwards and swap trading	33,847,899	(1,433,793)	(20,908,815)
Net realized and change in unrealized (gain) loss on securities and certificates of deposit	519,478	473,338	(268,176)
Purchases of securities and certificates of deposit	(881,073,564)	(881,880,084)	(1,442,002,615)
Proceeds from disposition of securities and certificates of deposit	866,151,335	995,597,248	1,637,173,170
Changes in
Trading Advisor management fee payable	89,328	(1,300,277)	445,166
Trading Advisor incentive fee payable	(10,760,210)	10,799,168	177,898
Commissions and other trading fees payable on open contracts	(8,205)	1,491	(133,511)
Cash Managers fees payable	(1,577)	(53,634)	(142,638)
General Partner management and performance fees payable	(141,504)	(214,935)	(490,402)
General Partner 1% allocation receivable/payable	(809,715)	821,651	564,139
Selling agent and broker dealer servicing fees payable – General Partner	(102,535)	(178,062)	(364,755)
Administrative expenses payable – General Partner	(27,692)	(161,486)	(146,141)
Investment Manager fee payable	9,263	74,621	—
Distribution (12b-1) fees payable	1,883	321	—
Operating services fee payable	3,706	29,848	—
Net cash provided by (used in) operating activities	(21,092,838)	176,017,767	145,850,089

Cash flows from financing activities
Subscriptions	40,025,835	36,935,294	62,230,923
Subscriptions received in advance	1,086,965	2,577,065	2,399,374
Redemptions	(128,197,392)	(264,469,560)	(431,734,922)
Non-controlling interest – subscriptions	25,819,976	7,168,316	—
Non-controlling interest – redemptions	(8,313,699)	(247,270)	—
Non-controlling interest – dividends declared	(2,818,342)	—	—
Non-controlling interest – dividends reinvested	2,572,536	—	—
Net cash provided by (used in) financing activities	(69,824,121)	(218,036,155)	(367,104,625)

Net increase (decrease) in cash and cash equivalents	(90,916,959)	(42,018,388)	(221,254,536)
Cash and cash equivalents, beginning of year	269,943,729	311,962,117	533,216,653
Cash and cash equivalents, end of year	$179,026,770	$269,943,729	$311,962,117

End of year cash and cash equivalents consists of
Cash in broker trading accounts	$122,736,345	$240,042,950	$289,217,101
Cash and cash equivalents	56,290,425	29,900,779	22,745,016
Total end of year cash and cash equivalents	$179,026,770	$269,943,729	$311,962,117

Supplemental disclosure of cash flow information
Prior year redemptions paid	$10,423,609	$36,130,211	$41,157,564
Prior year subscriptions received in advance	$2,577,065	$2,399,374	$9,060,642

Supplemental schedule of non-cash financing activities
Redemptions payable	$11,143,201	$10,423,609	$36,130,211

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2015, 2014 and 2013

	Class A		Class B		Class I		Non- Controlling Interest
	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Balance at December 31, 2012	178,207.9880	$753,610,488	86,910.3630	$508,000,871	2,484.3408	$2,267,581	$—	$1,263,878,940
Net income (loss)		(20,670,026)		(7,288,937)		(94,268)	—	(28,053,231)
Subscriptions	10,050.4027	42,154,405	4,492.7783	26,097,015	3,305.6618	3,040,145	—	71,291,565
Redemptions	(51,241.6356)	(211,357,077)	(37,455.7015)	(214,393,808)	(1,114.4090)	(956,684)	—	(426,707,569)
Transfers	(3,221.7139	(13,236,395)	2,299.0022	13,236,395	—	—	—	—
Balance December 31, 2013	133,795.0412	550,501,395	56,246.4420	325,651,536	4,675.5936	4,256,774	—	880,409,705
Net income (loss)		31,308,587		21,759,061		223,082	151,622	53,442,352
Subscriptions	5,990.5800	24,482,676	2,381.0576	12,851,948	993.3066	1,000,044	7,377,716	46,712,384
Redemptions	(32,878.7600)	(134,543,605)	(17,689.8054)	(102,195,146)	(2,229.9294)	(2,024,207)	(247,270)	(239,010,228)
Transfers	(832.8498)	(3,505,334)	585.2723	3,505,334	—	—	—	—
Balance December 31, 2014	106,074.0114	468,243,719	41,522.9665	262,572,733	3,438.9708	3,455,693	7,282,068	741,554,213
Net income (loss)		(20,791,261)		(6,049,067)		(97,863)	(1,852,537)	(28,790,728)
Subscriptions	6,332.1539	27,895,857	2,265.3247	14,297,043	389.4833	410,000	25,695,990	68,298,890
Redemptions	(13,128.0421)	(56,971,712)	(11,382.5641)	(71,919,732)	—	—	(8,339,239)	(137,230,683)
Transfers	(1,243.1651)	(5,428,055)	859.9317	5,428,055	—	—	—	—
Dividends declared	—	—	—	—	—	—	(2,818,342)	(2,818,342)
Dividends reinvested	—	—	—	—	—	—	2,572,536	2,572,536
Balance December 31, 2015	98,034.9581	$412,948,548	33,265.6588	$204,329,032	3,828.4541	$3,767,830	$22,540,476	$643,585,886

Net Asset Value per Unit

	Class A	Class B	Class I

December 31, 2015	$4,212.26	$6,142.34	$984.17
December 31, 2014	4,414.30	6,323.56	1,004.98
December 31, 2013	4,114.51	5,789.73	910.42

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

During the second quarter of 2014, the Fund purchased $58.5 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFF”). SMFF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end management investment company.   SMFF issues four classes of shares: Class A, C, I and N. At December 31, 2015, the Fund owned 71% of the outstanding shares of SMFF and therefore had effective control of that entity. Accordingly, the assets, liabilities and operating results of SMFF have been consolidated with the Fund. The portion of SMFF that is not owned by the Fund is presented as the non-controlling interest. SMFF has a similar investment strategy to the Fund, except that through its wholly-owned subsidiary it uses a total return swap with Deutsche Bank AG to obtain access to the returns of select commodity trading advisors. The General Partner serves as the investment manager of SMFF. During 2015, the Fund redeemed $7 million of its investment in SMFF, which is eliminated in consolidation.

Significant Accounting Policies

Accounting Principles

The Fund’s consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”).

Consolidation

The accompanying consolidated financial statements include the accounts of the Fund and SMFF, for which the Fund was the majority shareholder. Intercompany accounts and transactions have been eliminated in consolidation.

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

Level 1 –	Fair value is based on unadjusted quoted prices for identical instruments in active markets. Financial instruments utilizing Level 1 inputs include futures contracts, U.S. Treasury securities and money market funds.

Level 2 –	Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach. Financial instruments utilizing Level 2 inputs include forward currency contracts, swaps, commercial paper, corporate notes, certificates of deposit, asset backed securities and U.S. government sponsored enterprise notes.

Level 3 –	Fair value is based on valuation techniques in which one or more significant inputs are unobservable. The Fund has no financial instruments utilizing Level 3 inputs.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2015 and 2014, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through December 31, 2015. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2012.

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

At December 31, 2015 and 2014, the notional value of the swap was $98,065,907 and $81,216,511, respectively. SMFF had provided $12,796,500 as collateral in 2015 and 2014, which are included cash in broker trading accounts in the consolidated statements of financial condition. During the year ended December 31, 2015, the swap had depreciation in fair value of $4,630,918 and during the year ended December 31, 2014, the swap had an appreciation in fair value of $8,068,314. Amounts are included in net change in unrealized gain (loss) on futures, forwards and swap contracts in the consolidated statements of operations.

Reclassification

Certain amounts in the 2014 and 2013 consolidated financial statements have been reclassified to conform to the 2015 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At December 31, 2015
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$4,412,678	$—	$4,412,678
Net unrealized gain (loss) on open forward currency contracts*	—	(1,614,491)	(1,614,491)
Net unrealized gain (loss) on swap contract*	—	3,440,896	3,440,896
Cash and cash equivalents:
Money market fund	7,814,672	—	7,814,672
Investments in securities:
U.S. Treasury securities*	76,996,959	—	76,996,959
Asset backed securities*	—	52,248,612	52,248,612
Commercial paper*	—	57,258,212	57,258,212
Corporate notes*	—	264,545,250	264,545,250
Certificates of deposit*	—	22,710,509	22,710,509
Total	$89,224,309	$398,588,988	$487,813,297

*See the consolidated condensed schedule of investments for further description.

At December 31, 2014
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$33,424,425	$—	$33,424,425
Net unrealized gain (loss) on open forward currency contracts*	—	(1,409,257)	(1,409,257)
Net unrealized gain (loss) on swap contract*	—	8,071,814	8,071,814
Cash and cash equivalents:
Money market fund	11,400,634	—	11,400,634
Investments in securities:
U.S. Treasury securities*	39,378,298	—	39,378,298
U.S. government sponsored enterprise notes*	—	2,000,951	2,000,951
Asset backed securities*	—	29,066,524	29,066,524
Commercial paper*	—	56,246,377	56,246,377
Corporate notes*	—	303,770,438	303,770,438
Certificates of deposit*	—	28,894,203	28,894,203
Total	$84,203,357	$426,641,050	$510,844,407

*See the consolidated condensed schedule of investments for further description.

There were no Level 3 holdings at December 31, 2015 and 2014, or during the years then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At December 31, 2015 and 2014, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

December 31, 2015	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$2,931,852	$(1,461,791)	$1,470,061
Currencies	3,316,471	(1,217,210)	2,099,261
Energy	7,683,689	(4,097,422)	3,586,267
Equity indices	1,783,774	(3,210,617)	(1,426,843)
Interest rate instruments	3,071,712	(7,267,680)	(4,195,968)
Metals	10,856,826	(8,116,188)	2,740,638
Single stock futures	349,078	(209,816)	139,262
Net unrealized gain (loss) on open futures contracts	$29,993,402	$(25,580,724)	$4,412,678

Net unrealized gain (loss) on open forward currency contracts	$5,908,603	$(7,523,094)	$(1,614,491)

Net unrealized gain (loss) on swap contract*	$3,440,896	$—	$3,440,896

*At December 31, 2015, the sector exposure of the CTA indices underlying the swap was:

Agricultural commodities	6%
Currencies	22%
Energy	5%
Equity indices	12%
Interest rate instruments	47%
Metals	8%
Total	100%

At December 31, 2015, there were 62,863 open futures contracts and 2,065 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2015 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

JP Morgan Securities, LLC	$(1,431,600)	$—	$—	$(1,431,600)
Société Générale Newedge UK Limited*	(1,576,239)	—	—	(1,576,239)
SG Americas Securities, LLC**	5,899,215	—	—	5,899,215
UBS AG	(50,630)	—	—	(50,630)
Deutsche Bank AG	3,398,337	—	—	3,398,337
Total	$6,239,083	$—	$—	$6,239,083

*formerly Newedge UK Financial Ltd

**formerly Newedge USA, LLC

December 31, 2014	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$3,586,791	$(1,636,577)	$1,950,214
Currencies	4,725,746	(716,250)	4,009,496
Energy	11,263,597	(1,647,124)	9,616,473
Equity indices	8,159,156	(3,979,405)	4,179,751
Interest rate instruments	16,531,993	(3,034,042)	13,497,951
Metals	6,662,967	(6,897,788)	(234,821)
Single stock futures	619,062	(213,701)	405,361
Net unrealized gain (loss) on open futures contracts	$51,549,312	$(18,124,887)	$33,424,425

Net unrealized gain (loss) on open forward currency contracts	$9,242,604	$(10,651,861)	$(1,409,257)

Net unrealized gain (loss) on swap contract*	$8,071,814	$—	$8,071,814

*At December 31, 2014, the sector exposure of the CTA indices underlying the swap was:

Agricultural commodities	5%
Currencies	30%
Energy	2%
Equity indices	12%
Interest rate instruments	45%
Metals	6%
Total	100%

At December 31, 2014, there were 63,480 open futures contracts and 2,160 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2014 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

JP Morgan Securities, LLC	$5,521,276	$—	$—	$5,521,276
Société Générale Newedge UK Limited*	(2,696,108)	—	—	(2,696,108)
SG Americas Securities, LLC**	27,903,149	—	—	27,903,149
UBS AG	1,286,851	—	—	1,286,851
Deutsche Bank AG	8,071,814	—	—	8,071,814
Total	$40,086,982	$—	$—	$40,086,982

*formerly Newedge UK Financial Ltd

**formerly Newedge USA, LLC

For the years ended December 31, 2015, 2014 and 2013, the Fund’s futures and forwards contracts had the following impact on the consolidated statements of operations:

	2015		2014
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(9,005,724)	$(480,153)	$10,236,600	$(1,967,178)
Currencies	(847,018)	(1,910,235)	19,428,267	(3,676,354)
Energy	45,065,516	(6,030,206)	608,729	9,596,248
Equity indices	(5,916,524)	(5,606,594)	(4,992,852)	(20,685,885)
Interest rate instruments	27,500,225	(17,693,919)	82,550,996	13,869,176
Metals	4,126,059	2,975,459	(5,437,863)	(1,526,502)
Single stock futures	(197,987)	(266,099)	1,656,587	(143,188)
Total futures contracts	60,724,547	(29,011,747)	104,050,464	(4,533,683)

Forward currency contracts	(8,884,366)	(205,234)	5,547,105	(2,104,332)

Swap contract	—	(4,630,918)	(3,500)	8,071,808
Total futures, forward currency and swap contracts	$51,840,181	$(33,847,899)	$109,594,069	$1,433,793

	2013
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$321,517	$1,793,957
Currencies	(967,139)	2,706,648
Energy	(47,484,893)	(936,879)
Equity indices	109,640,028	20,551,449
Interest rate instruments	(60,300,646)	(4,766,790)
Metals	13,269,933	6,037,761
Single stock futures	3,128,407	453,989
Total futures contracts	17,607,207	25,840,135

Forward currency contracts	(13,877,094)	(4,931,320)
Total futures and forward currency	$3,730,113	$20,908,815

For the years ended December 31, 2015, 2014 and 2013, the number of futures contracts closed was 1,932,217, 1,408,130 and 1,228,562, respectively, and the number of forward currency contracts closed was 151,846, 36,568 and 42,952, respectively.

4.	General Partner

At December 31, 2015, 2014 and 2013, and for the years then ended, the General Partner did not maintain a capital balance in the Fund; however, the beneficiary of the majority shareholder of the General Partner had the following investment in Class I Units:

	2015	2014	2013
Units Owned	254.4114	254.4114	254.4114
Value of Units	$250,383	$255,679	$231,622

The General Partner earns the following compensation:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A and Class B Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A and Class B Units, payable in arrears. Prior to June 1, 2012, the general partner management fee was 1.75% per annum. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units calculated monthly. The general partner performance fee is payable quarterly in arrears.

▪	Management fee – SMFF incurs a monthly fee equal to 1/12th of 1.25% of the month-end net asset value of the trust, payable in arrears to the General Partner.

▪	Distribution (12b-1) fee – SMFF incurs a monthly 12b-1 fee of 1/12th of 0.25% of the month-end net asset value of the Class A and N shares, and 1/12th of 1% of the month-end value of the Class C shares.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Selling agent fees amounted to $9,125,238, $9,881,911 and $13,474,332 for the years ended 2015, 2014 and 2013, respectively. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. Broker dealer servicing fees amounted to $479,125, $556,500 and $869,295 for the years ended 2015, 2014 and 2013, respectively. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

▪	Operating Services Fee – SMFF incurs a monthly fee equal to 1/12th of 0.5% of the month-end net asset value of the trust, payable to the General Partner. The General Partner, in turn, pays the operating expenses of the trust, pursuant to an operating services agreement between the parties.

▪	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the fund, payable in arrears to the General Partner. The General Partner, in turn, pays the administrative expenses of the Fund. Administrative expenses include accounting, audit, legal, salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund; such as, salaries and commissions of General Partner marketing personnel, administrative employee salaries and related costs.

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

The Fund has advisory agreements with various commodity trading advisors, pursuant to which the Fund incurs a monthly advisor management fee that ranges from 0% to 1.5% per annum of allocated net assets (as defined in each respective advisory agreement), paid monthly or quarterly in arrears. Additionally, the Fund incurs advisor incentive fees, payable quarterly in arrears, ranging from 12.50% to 30% of net new trading profits (as defined in each respective advisory agreement).

J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) provide cash management services to the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.10% of the investments in securities and certificates of deposit.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At December 31, 2015 and 2014, the Fund had margin deposit requirements of $98,809,677 and $104,811,368, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A and B units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, B or I interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At December 31, 2015 and 2014, the Fund received advance subscriptions of $1,086,965 and $2,577,065, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at December 31, 2015.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$76,996,959	$35,057,378	$196,888,445	$52,248,612	$14,993,807	$376,185,201	58.41%
Australia	—	3,094,764	10,524,403	—	—	13,619,167	2.12%
Switzerland	—	—	9,753,172	—	—	9,753,172	1.52%
Netherlands	—	—	12,340,048	—	—	12,340,048	1.92%
Great Britain	—	2,698,571	7,189,651	—	—	9,888,222	1.54%
Japan	—	5,797,609	3,585,734	—	—	9,383,343	1.46%
Canada	—	899,078	4,466,438	—	4,001,034	9,366,550	1.46%
Luxumbourg	—	—	6,870,944	—	—	6,870,944	1.07%
Sweden	—	449,810	3,798,693	—	1,705,349	5,953,852	0.93%
British Virgin Islands	—	—	4,798,968	—	—	4,798,968	0.75%
France	—	4,067,748	—	—	—	4,067,748	0.63%
Norway	—	2,998,889	—	—	—	2,998,889	0.47%
Germany	—	—	767,886	—	2,010,319	2,778,205	0.43%
Hong Kong	—	1,394,628	—	—	—	1,394,628	0.22%
Mexico	—	—	1,300,842	—	—	1,300,842	0.20%
Spain	—	—	1,017,721	—	—	1,017,721	0.16%
Ireland	—	—	1,012,921	—	—	1,012,921	0.16%
Singapore	—	799,736	—	—	—	799,736	0.12%
Cayman Islands	—	—	229,384	—	—	229,384	0.04%
Total	$76,996,959	$57,258,211	$264,545,250	$52,248,612	$22,710,509	$473,759,542	73.61%

The following table presents the exposure at December 31, 2014.

Country or Region	U.S. Treasury Securities	U.S. Government Sponsored Enterprise Notes	Commercial Paper	Corporate Notes	Asset Backed Securities	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$39,378,298	$2,000,951	$39,972,402	$208,862,490	$29,066,524	$12,778,002	$332,058,667	44.77%
Canada	—	—	—	20,801,648	—	6,205,811	27,007,459	3.64%
Netherlands	—	—	—	21,483,148	—	1,400,456	22,883,604	3.09%
Australia	—	—	1,488,120	15,346,609	—	—	16,834,729	2.27%
Great Britain	—	—	5,198,181	6,746,558	—	—	11,944,739	1.61%
Japan	—	—	2,099,711	7,516,554	—	—	9,616,265	1.30%
Switzerland	—	—	—	2,241,635	—	3,502,808	5,744,443	0.77%
Spain	—	—	—	5,684,276	—	—	5,684,276	0.77%
France	—	—	4,488,171	1,014,535	—	—	5,502,706	0.74%
Sweden	—	—	2,999,792	2,204,253	—	—	5,204,045	0.70%
British Virgin Islands	—	—	—	4,790,088	—	—	4,790,088	0.65%
Mexico	—	—	—	4,517,931	—	—	4,517,931	0.61%
Germany	—	—	—	—	—	3,003,512	3,003,512	0.41%
Luxumbourg	—	—	—	2,560,713	—	—	2,560,713	0.35%
China	—	—	—	—	—	2,003,614	2,003,614	0.27%
Total	$39,378,298	$2,000,951	$56,246,377	$303,770,438	$29,066,524	$28,894,203	$459,356,791	61.95%

9.	Indemnifications

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

The following information presents per unit operating performance data and other ratios for the years ended December 31, 2015, 2014 and 2013, assuming the unit was outstanding throughout the entire year:

	2015			2014
	Class A	Class B	Class I	Class A	Class B	Class I
Per Unit Operating Performance

Net asset value per unit, beginning of year	$4,414.30	$6,323.56	$1,004.98	$4,114.51	$5,789.73	$910.42

Net realized and change in unrealized gain (loss) on investments (1)	75.45	113.27	15.59	600.87	853.59	133.42
Net investment income (loss) (1)	(277.49)	(294.49)	(36.40)	(301.08)	(319.76)	(38.86)
Total income (loss) from operations	(202.04)	(181.22)	(20.81)	299.79	533.83	94.56

Net asset value per unit, end of year	$4,212.26	$6,142.34	$984.17	$4,414.30	$6,323.56	$1,004.98

Total return	(4.58)%	(2.87)%	(2.07)%	7.29%	9.22%	10.39%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)	6.86%	5.14%	4.12%	7.61%	5.75%	4.50%
General Partner 1% allocation	(0.05)%	(0.03)%	(0.03)%	0.07%	0.08%	0.08%
Net total expenses	6.81%	5.11%	4.09%	7.68%	5.83%	4.58%

Net investment income (loss) (2) (3)	(6.38)%	(4.67)%	(3.63)%	(7.24)%	(5.39)%	(4.14)%

F-34

	2013
	Class A	Class B	Class I
Per Unit Operating Performance

Net asset value per unit, beginning of year	$4,228.83	$5,845.11	$912.75

Net realized and change in unrealized gain (loss) on investments (1)	103.55	144.03	23.11
Net investment income (loss) (1)	(217.87)	(199.41)	(25.44)
Total income (loss) from operations	(114.32)	(55.38)	(2.33)

Net asset value per unit, end of year	$4,114.51	$5,789.73	$910.42

Total return	(2.70)%	(0.95)%	(0.25)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)	5.68%	3.87%	3.25%
General Partner 1% allocation	(0.03)%	(0.02)%	(0.02)%
Net total expenses	5.65%	3.85%	3.23%

Net investment income (loss) (2) (3)	(5.28)%	(3.46)%	(2.83)%

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

(3) Ratio excludes General Partner 1% allocation.

11.	Subsequent Events

Subsequent to year end, there were $3,711,421 of contributions and $22,152,165 of redemptions from the Fund.

In March 2016, SMFF terminated its swap agreement and began using accounts managed by commodity trading advisors.

