Form 10-Q
period 2016-03-31
FUTURES PORTFOLIO FUND L.P.
filed 2016-05-13
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Yes ☐  No ☒

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Financial Condition

March 31, 2016 and December 31, 2015

	March 31, 2016 (Unaudited)	December 31, 2015
Assets
Equity in broker trading accounts
Cash	$101,411,631	$122,736,345
Net unrealized gain (loss) on open futures contracts	4,840,065	4,412,678
Net unrealized gain (loss) on open forward currency contracts	1,645,409	(1,614,491)
Net unrealized gain (loss) on swap contract	—	3,440,896
Total equity in broker trading accounts	107,897,105	128,975,428
Cash and cash equivalents	72,366,263	56,290,425
Investments in securities, at fair value (cost $471,832,305 and $453,001,973)	470,688,185	451,049,033
Certificates of deposit (CDs), at fair value (cost $28,214,555 and $22,673,242)	28,261,033	22,710,509
General Partner 1% allocation receivable	—	271,430
Subscriptions receivable	157,686	85,414
Total assets	$679,370,272	$659,382,239

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$1,135,407	$1,301,752
Trading Advisor incentive fees payable	1,878,578	216,856
Commissions and other trading fees payable on open contracts	114,800	138,206
Cash Managers fees payable	113,330	109,594
General Partner management and performance fees payable	807,097	789,152
General Partner 1% allocation payable	433,592	—
Selling agent and broker dealer servicing fees payable – General Partner	749,698	735,514
Administrative expenses payable – General Partner	157,240	155,471
Investment Manager fees payable	121,997	83,884
Distribution (12b-1) fees payable	2,235	2,204
Operating services fee payable	17,082	33,554
Redemptions payable	6,523,499	11,143,201
Subscriptions received in advance	2,130,402	1,086,965
Total liabilities	14,184,957	15,796,353

Partners’ Capital (Net Asset Value)
Class A Interests – 94,219.0818 and 98,034.9581 units outstanding at March 31, 2016 and December 31, 2015, respectively	423,482,939	412,948,548
Class B Interests – 32,272.3243 and 33,265.6588 units outstanding at March 31, 2016 and December 31, 2015, respectively	212,464,096	204,329,032
Class I Interests – 3,828.4541 and 3,828.4541 units outstanding at March 31, 2016 and December 31, 2015, respectively	4,044,973	3,767,830
Non-controlling interest	25,193,307	22,540,476
Total partners’ capital (net asset value)	665,185,315	643,585,886
Total liabilities and partners’ capital (net asset value)	$679,370,272	$659,382,239

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments

March 31, 2016 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$40,000,000	6/16/16	U.S. Treasury Bill	0.15%	$39,984,600	6.01%
1,500,000	6/30/16	U.S. Treasury Note	0.50%	1,502,660	0.23%
11,500,000	7/15/16	U.S. Treasury Note	0.63%	11,524,174	1.73%
4,600,000	8/31/16	U.S. Treasury Note	1.00%	4,615,132	0.69%
1,500,000	10/31/16	U.S. Treasury Note	1.00%	1,510,817	0.23%
1,800,000	11/15/16	U.S. Treasury Note	0.63%	1,805,671	0.27%
4,400,000	11/30/16	U.S. Treasury Note	2.75%	4,503,928	0.68%
4,100,000	2/15/17	U.S. Treasury Note	0.63%	4,103,878	0.62%
2,100,000	3/15/17	U.S. Treasury Note	0.75%	2,103,107	0.32%
2,000,000	3/31/17	U.S. Treasury Note	1.00%	2,007,399	0.30%
4,000,000	3/31/17	U.S. Treasury Note	0.50%	3,995,367	0.60%
2,000,000	4/30/17	U.S. Treasury Note	0.50%	2,001,235	0.30%
Total U.S. Treasury securities (cost: $79,642,560)				79,657,968	11.98%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$1,700,000	4/20/16	United Technologies Corporation	0.71%	1,699,361	0.26%
Automotive
2,200,000	4/4/16	Hyundai Capital America	0.70%	2,199,872	0.33%
1,200,000	10/28/16	Hyundai Capital America	1.56%	1,193,797	0.18%
1,500,000	4/21/16	Nissan Motor Acceptance Corporation	0.76%	1,499,367	0.23%
Banks
2,000,000	4/11/16	Credit Suisse (USA), Inc.	0.54%	1,999,700	0.29%
400,000	4/6/16	Mitsubishi UFJ Trust & Banking Corp	0.42%	399,977	0.06%
1,500,000	4/19/16	Mitsubishi UFJ Trust & Banking Corp	0.52%	1,499,610	0.23%
400,000	4/8/16	Mizuho Bank, Ltd.	0.58%	399,955	0.06%
2,100,000	6/16/16	Sumitomo Mitsui Trust Bank (U.S.A.) Limited	0.60%	2,097,340	0.32%
2,000,000	4/25/16	United Overseas Bank Limited	0.63%	1,999,160	0.30%
Beverages
2,100,000	4/6/16	Bacardi U.S.A., Inc.	0.72%	2,099,790	0.31%
600,000	4/25/16	Brown-Forman Corporation	0.50%	599,800	0.09%
1,700,000	11/17/16	Coca-Cola Company	0.80%	1,693,815	0.25%
1,000,000	1/4/17	Coca-Cola Company	1.07%	995,428	0.15%
Diversified Financial Services
1,600,000	5/5/16	DCAT, LLC	0.56%	1,599,154	0.24%
1,700,000	4/12/16	Gotham Funding Corporation	0.45%	1,699,766	0.26%
1,700,000	4/5/16	ING (U.S.) Funding LLC	0.61%	1,699,885	0.26%
400,000	4/18/16	Intercontinental Exchange, Inc.	0.46%	399,913	0.06%
1,900,000	5/17/16	Intercontinental Exchange, Inc.	0.50%	1,898,786	0.29%
1,600,000	5/10/16	Manhattan Asset Funding Company LLC	0.51%	1,599,116	0.24%
1,700,000	4/13/16	Regency Group, Inc.	0.43%	1,699,756	0.26%
Energy
600,000	4/21/16	Chevron Corporation	0.40%	599,867	0.09%
2,100,000	4/21/16	Dominion Resources, Inc.	0.75%	2,099,125	0.31%
1,700,000	4/1/16	Oglethorpe Power Corp.	0.16%	1,700,000	0.26%
400,000	4/11/16	Oglethorpe Power Corp.	0.52%	399,942	0.06%
2,200,000	4/5/16	Sempra Energy Global Enterprises	0.90%	2,199,780	0.33%
1,600,000	4/11/16	Southern Company	0.75%	1,599,667	0.24%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2016 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Healthcare
$2,100,000	6/9/16	Catholic Health Initiatives	0.60%	$2,097,585	0.31%
Insurance
400,000	5/5/16	AXA Financial, Inc.	0.70%	399,736	0.06%
Nonprofit
2,100,000	5/5/16	Salvation Army	0.50%	2,099,008	0.31%
Pharmaceutical
1,800,000	5/3/16	Abbott Laboratories	0.50%	1,799,200	0.27%
Real estate
400,000	4/29/16	Simon Property Group, L.P.	0.45%	399,860	0.06%
1,400,000	5/9/16	Simon Property Group, L.P.	0.47%	1,399,305	0.21%
Semiconductor
500,000	4/4/16	Amphenol Corporation	0.80%	499,967	0.08%
Total U.S. commercial paper (cost: $48,224,673)				48,266,390	7.26%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,400,000	6/2/16	Bank of China Limited	0.99%	1,398,933	0.21%
2,100,000	5/13/16	Corporacion Andina de Fomento	0.50%	2,098,775	0.31%
400,000	4/14/16	DBS Bank Ltd.	0.47%	399,932	0.06%
1,000,000	8/18/16	HSBC Bank PLC	3.10%	997,142	0.15%
700,000	10/17/16	Macquarie Bank Limited	0.89%	697,033	0.10%
600,000	6/1/16	Nordea Bank AB	0.54%	599,451	0.09%
Chemicals
500,000	5/3/16	BASF SE	0.50%	499,778	0.08%
1,500,000	1/9/17	BASF SE	1.14%	1,489,362	0.22%
Diversified Financial Services
500,000	4/1/16	Ontario Teachers Finance Trust	0.45%	500,000	0.08%
Energy
1,200,000	1/6/17	Electricite de France	1.53%	1,188,751	0.18%
800,000	1/9/17	Electricite de France	1.52%	792,345	0.12%
2,000,000	5/2/16	Engie	0.62%	1,998,932	0.30%
Insurance
400,000	4/26/16	Prudential Public Limited Company	0.53%	399,853	0.06%
Pharmaceutical
2,000,000	4/7/16	AstraZeneca PLC	0.70%	1,999,767	0.30%
Telecommunications
400,000	5/18/16	Telstra Corporation Limited	0.62%	399,676	0.06%
1,700,000	6/10/16	Telstra Corporation Limited	0.67%	1,697,785	0.26%
1,350,000	1/23/17	Vodafone Group Public Limited Company	1.46%	1,338,724	0.20%
Total foreign commercial paper (cost: $18,452,320)				18,496,239	2.78%
Total commercial paper (cost: $66,676,993)				66,762,629	10.04%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Advertising
$2,379,000	4/15/16	Omnicom Group Inc.	5.90%	2,446,922	0.37%
Aerospace
1,200,000	5/1/16	Lockheed Martin Corporation	7.65%	1,244,251	0.19%
3,800,000	12/15/16	Rockwell Collins, Inc.	0.98%	3,804,083	0.57%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2016 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Automotive
$566,000	7/13/18	American Honda Finance Corporation	1.08%	$566,142	0.09%
368,000	2/22/19	American Honda Finance Corporation	1.44%	369,605	0.06%
2,500,000	9/15/16	Daimler Finance North America LLC	2.63%	2,519,492	0.38%
438,000	3/10/17	Daimler Finance North America LLC	1.13%	437,934	0.07%
649,000	8/3/17	Daimler Finance North America LLC	1.33%	650,226	0.10%
6,700,000	3/2/18	Daimler Finance North America LLC	1.05%	6,633,587	0.99%
7,350,000	1/9/18	Ford Motor Credit Company LLC	1.56%	7,321,797	1.09%
1,762,000	9/26/16	Nissan Motor Acceptance Corporation	1.33%	1,764,015	0.27%
1,400,000	9/23/16	Toyota Motor Credit Corporation	0.72%	1,400,048	0.21%
1,000,000	3/27/17	Toyota Motor Credit Corporation	0.96%	999,724	0.15%
670,000	2/19/19	Toyota Motor Credit Corporation	1.44%	674,123	0.10%
500,000	5/23/17	Volkswagen Group of America Finance, LLC	0.99%	490,652	0.07%
200,000	11/20/17	Volkswagen Group of America Finance, LLC	1.06%	195,963	0.03%
Banks
4,250,000	6/15/16	Bank of America, National Association	0.91%	4,252,939	0.64%
1,473,000	11/14/16	Bank of America, National Association	1.13%	1,482,180	0.22%
800,000	11/14/16	Bank of America, National Association	1.09%	801,159	0.12%
1,615,000	7/28/16	Bank of New York Company, Inc.	2.30%	1,629,850	0.25%
943,000	10/3/16	Branch Banking and Trust Company	1.45%	952,126	0.14%
1,400,000	4/3/17	Branch Banking and Trust Company	1.00%	1,405,687	0.21%
1,500,000	7/15/16	Capital One Financial Corporation	3.15%	1,518,521	0.23%
1,800,000	5/26/17	Credit Suisse AG	1.38%	1,803,485	0.27%
8,000,000	4/27/18	Credit Suisse AG	1.30%	7,972,637	1.19%
400,000	12/15/17	Goldman Sachs Group, Inc.	1.43%	399,035	0.06%
880,000	8/2/16	Huntington National Bank	1.35%	882,829	0.13%
900,000	11/20/16	Huntington National Bank	1.30%	904,295	0.14%
1,060,000	10/18/16	Morgan Stanley	5.75%	1,114,154	0.17%
5,900,000	1/9/17	Morgan Stanley	5.45%	6,164,579	0.93%
8,125,000	2/9/18	MUFG Americas Holdings Corporation	1.19%	8,116,619	1.21%
1,123,000	9/19/16	PNC Funding Corp	2.70%	1,131,770	0.17%
570,000	10/3/16	PNC Realty Investors, Inc.	1.30%	574,785	0.09%
1,000,000	2/23/18	PNC Realty Investors, Inc.	1.50%	1,002,618	0.15%
1,800,000	1/30/17	U.S. Bank National Association	1.10%	1,807,355	0.27%
500,000	8/23/17	U.S. Bank National Association	1.07%	501,081	0.08%
806,000	9/11/17	U.S. Bank National Association	0.83%	804,158	0.12%
2,000,000	9/26/16	UBS AG	1.13%	2,002,030	0.30%
4,750,000	6/1/17	UBS AG	1.20%	4,748,666	0.71%
1,722,000	9/8/17	Wells Fargo & Company	1.40%	1,726,607	0.26%
834,000	1/22/18	Wells Fargo Bank, National Association	1.36%	838,452	0.13%
Beverages
2,617,000	1/15/18	Anheuser-Busch Companies, LLC	5.50%	2,849,131	0.43%
1,000,000	1/15/17	SABMiller Holdings Inc.	2.45%	1,014,342	0.15%
Biotechnology
750,000	12/1/16	Gilead Sciences, Inc.	3.05%	768,965	0.12%
Commercial services
3,000,000	12/14/17	Visa Inc.	1.20%	3,021,320	0.45%
Computers
800,000	5/3/18	Apple Inc.	0.87%	799,848	0.12%
3,000,000	2/22/19	Apple Inc.	1.44%	3,019,104	0.45%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2016 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Diversified financial services
$1,800,000	9/19/16	American Express Credit Corporation	2.80%	$1,816,996	0.27%
1,000,000	6/5/17	American Express Credit Corporation	0.91%	994,999	0.15%
1,500,000	8/15/16	Berkshire Hathaway Finance Corporation	0.95%	1,503,354	0.23%
1,226,000	3/7/18	Berkshire Hathaway Finance Corporation	1.18%	1,230,948	0.19%
3,000,000	10/15/18	Intercontinental Exchange, Inc.	2.50%	3,094,013	0.47%
2,600,000	7/28/16	Jackson National Life Global Funding	0.87%	2,605,544	0.39%
798,000	4/5/17	MassMutual Global Funding II	2.00%	813,705	0.12%
3,500,000	4/10/17	Metropolitan Life Global Funding I	1.30%	3,526,989	0.53%
1,000,000	4/10/17	Metropolitan Life Global Funding I	1.00%	1,003,863	0.15%
1,240,000	5/27/16	National Rural Utilities Coop. Finance Corp.	0.89%	1,241,426	0.19%
1,000,000	3/1/17	New York Life Global Funding	1.13%	1,003,568	0.15%
1,614,000	10/30/17	New York Life Global Funding	1.30%	1,626,674	0.24%
1,500,000	10/5/17	NYSE Euronext	2.00%	1,525,270	0.23%
8,500,000	11/25/16	Pricoa Global Funding I	1.15%	8,541,787	1.27%
1,800,000	12/1/17	Principal Life Global Funding II	1.14%	1,800,604	0.27%
1,757,000	12/13/16	USAA Capital Corporation	2.25%	1,775,878	0.27%
Energy
812,000	9/15/16	Anadarko Petroleum Corporation	5.95%	828,245	0.12%
1,000,000	8/1/16	Arizona Public Service Company	6.25%	1,028,253	0.15%
1,461,000	11/9/17	Chevron Corporation	0.98%	1,460,070	0.22%
500,000	9/15/16	Dayton Power and Light Company	1.88%	502,662	0.08%
1,000,000	8/15/16	Georgia Power Company	1.02%	1,001,233	0.15%
3,350,000	12/1/17	Kinder Morgan, Inc.	2.00%	3,222,957	0.48%
4,778,000	7/15/16	Pioneer Natural Resources Company	5.88%	4,869,273	0.73%
1,500,000	5/15/16	Sierra Pacific Power Company	6.00%	1,542,967	0.23%
5,500,000	6/15/16	Spectra Energy Partners, LP	2.95%	5,556,519	0.84%
Engineering and construction
1,375,000	6/15/16	ABB Treasury Center (USA), Inc.	2.50%	1,388,464	0.21%
Healthcare
500,000	1/15/18	Anthem, Inc.	1.88%	504,569	0.08%
1,500,000	3/15/18	Medtronic, Inc.	1.50%	1,514,920	0.23%
7,750,000	1/17/17	UnitedHealth Group Incorporated	1.07%	7,766,267	1.16%
2,695,000	9/26/16	Ventas Realty, Limited Partnership	1.55%	2,700,808	0.41%
4,775,000	4/1/18	Zimmer Biomet Holdings, Inc.	2.00%	4,836,789	0.73%
Insurance
2,700,000	10/18/16	American International Group, Inc.	5.60%	2,836,689	0.43%
Machinery
789,000	2/23/18	Caterpillar Financial Services Corporation	1.33%	794,223	0.12%
700,000	7/11/17	John Deere Capital Corporation	1.07%	703,712	0.11%
1,000,000	1/8/19	John Deere Capital Corporation	1.19%	1,005,224	0.15%
Manufacturing
1,000,000	1/9/17	General Electric Capital Corporation	0.90%	1,003,763	0.15%
241,000	2/25/17	Illinois Tool Works Inc.	0.90%	241,512	0.04%
Pharmaceutical
7,775,000	5/14/18	AbbVie Inc.	1.80%	7,884,861	1.18%
1,400,000	10/7/16	Bayer US Finance LLC	0.87%	1,403,054	0.21%
500,000	3/17/17	EMD FIN LLC	0.99%	499,627	0.08%
Real estate
950,000	9/15/16	HCP, Inc.	6.30%	971,987	0.15%
Retail
4,000,000	9/10/18	Home Depot, Inc.	2.25%	4,131,690	0.62%
1,500,000	10/15/16	Lowe’s Companies, Inc.	5.40%	1,573,962	0.24%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2016 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Semiconductor
$2,500,000	2/21/18	Cisco Systems, Inc.	1.24%	$2,509,296	0.38%
Software
2,000,000	8/18/17	International Business Machines Corporation	1.07%	2,006,795	0.30%
900,000	7/7/17	Oracle Corporation	0.82%	901,745	0.14%
Telecommunications
1,500,000	8/15/16	AT&T Inc.	2.40%	1,512,535	0.23%
1,400,000	9/15/16	Verizon Communications, Inc.	2.16%	1,409,285	0.21%
750,000	9/15/16	Verizon Communications, Inc.	2.16%	754,974	0.11%
1,300,000	11/1/16	Verizon Communications, Inc.	2.00%	1,319,933	0.20%
4,800,000	6/9/17	Verizon Communications, Inc.	1.04%	4,798,281	0.72%
Transportation
4,500,000	10/28/16	Kansas City Southern	1.32%	4,511,154	0.68%
Total U.S. corporate notes (cost: $214,082,204)				213,132,807	32.04%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,200,000	12/13/16	Bank of Nova Scotia	1.05%	2,203,940	0.33%
2,365,000	9/9/16	Bank of Tokyo-Mitsubishi UFJ, Ltd.	1.55%	2,372,091	0.36%
2,584,000	9/22/16	Barclays Bank PLC	5.00%	2,635,626	0.40%
800,000	1/29/18	Caisse centrale Desjardins	1.28%	799,318	0.12%
1,998,000	3/13/17	Commonwealth Bank of Australia	0.99%	1,997,677	0.30%
548,000	1/19/17	Cooperatieve Rabobank U.A	3.38%	561,508	0.08%
3,700,000	5/24/16	HSBC Bank PLC	3.10%	3,752,452	0.56%
5,000,000	8/17/18	ING Bank N.V.	1.40%	4,989,195	0.76%
667,000	3/28/17	Lloyds Bank PLC	4.20%	685,669	0.10%
1,500,000	8/15/16	Macquarie Bank Limited	2.00%	1,509,116	0.23%
500,000	2/22/17	Macquarie Bank Limited	5.00%	518,520	0.08%
2,000,000	12/9/16	National Australia Bank Limited	0.89%	1,999,784	0.30%
5,000,000	7/23/18	National Australia Bank Limited	1.26%	4,996,658	0.76%
1,950,000	5/13/16	Nordea Bank AB (publ)	0.88%	1,957,274	0.29%
1,158,000	9/9/16	Royal Bank of Canada	1.45%	1,162,203	0.17%
1,800,000	7/12/16	Svenska Handelsbanken AB	3.13%	1,823,576	0.27%
303,000	9/29/17	Swedbank AB	2.13%	305,599	0.05%
1,500,000	7/23/18	Toronto-Dominion Bank	1.16%	1,498,794	0.23%
Energy
4,800,000	5/9/16	CNOOC Finance (2013) Limited	1.13%	4,820,244	0.72%
1,000,000	5/10/17	Shell International Finance B.V.	0.94%	999,465	0.15%
Manufacturing
222,000	1/13/17	Hutchison Whampoa International (11) Limited	3.50%	227,063	0.03%
1,012,000	4/15/16	GE Capital International Funding Company	0.96%	1,016,210	0.15%
Pharmaceutical
6,790,000	3/12/18	Actavis Funding SCS	1.71%	6,822,430	1.03%
Semiconductor
1,520,000	10/17/16	Siemens Financieringsmaatschappij N.V.	5.75%	1,600,248	0.24%
Telecommunications
1,287,000	9/8/16	America Movil, S.A. De C.V.	2.38%	1,294,314	0.19%
1,300,000	4/11/16	Deutsche Telekom International Finance B.V.	3.13%	1,319,657	0.20%
Total foreign corporate notes (cost: $54,039,949)				53,868,631	8.10%
Total corporate notes (cost: $268,122,153)				267,001,438	40.14%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2016 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,521,000	10/15/18	Ally Auto Receivables Trust	1.17%	$1,522,874	0.23%
400,000	9/20/17	Ally Auto Receivables Trust 2014-SN2	1.03%	399,958	0.06%
700,000	3/15/18	Ally Auto Receivables Trust 2015-2	0.98%	700,106	0.11%
486,000	8/15/18	Ally Auto Receivables Trust 2016-1	1.20%	486,485	0.07%
1,224,245	1/8/19	AmeriCredit Automobile Receivables Trust 2006-A-F	1.07%	1,223,613	0.18%
387,247	2/8/19	AmeriCredit Automobile Receivables Trust 2006-A-F	0.90%	386,731	0.06%
2,000,000	6/10/19	AmeriCredit Automobile Receivables Trust 2014-3	1.15%	1,999,463	0.30%
162,846	4/9/18	AmeriCredit Automobile Receivables Trust 2014-4	0.84%	162,847	0.02%
224,715	1/15/21	ARI Fleet Lease Trust 2012-B	0.74%	224,413	0.03%
375,000	7/15/24	ARI Fleet Lease Trust 2016-A	1.82%	375,520	0.06%
358,798	4/16/18	Bank of the West Auto Trust 2015-1	0.87%	358,282	0.05%
675,000	1/22/18	BMW Vehicle Lease Trust	1.17%	674,924	0.10%
1,400,000	1/22/18	BMW Vehicle Lease Trust 2015-2	1.07%	1,399,542	0.21%
525,000	7/20/18	Capital Auto Receivables Asset Trust 2013-4	1.47%	526,086	0.08%
475,000	10/20/17	Capital Auto Receivables Asset Trust 2015-2	0.83%	474,565	0.07%
494,949	2/15/18	CarMax Auto Owner Trust 2014-4	0.67%	494,850	0.07%
842,785	6/15/18	CarMax Auto Owner Trust 2015-2	0.82%	842,618	0.13%
584,215	2/7/27	Chesapeake Funding LLC	0.92%	583,139	0.09%
78,232	12/15/17	Drive Auto Receivables Trust 2015-B	0.93%	78,232	0.01%
30,167	3/20/19	Enterprise Fleet Financing, LLC	1.06%	30,170	0.00%
345,000	5/15/18	Fifth Third Auto Trust 2015-1	1.02%	345,092	0.05%
600,000	5/15/18	Ford Credit Auto Lease Trust 2015-B	1.04%	599,715	0.09%
1,520,000	11/15/18	Ford Credit Auto Lease Trust	1.42%	1,522,828	0.23%
200,996	9/15/17	Ford Credit Auto Lease Trust 2014-B	0.89%	201,027	0.03%
436,135	3/15/18	Ford Credit Auto Owner Trust 2012-D	0.67%	435,789	0.07%
336,567	8/15/17	Ford Credit Auto Owner Trust 2014-C	0.61%	336,566	0.05%
939,569	3/15/18	Ford Credit Auto Owner Trust 2015-B	0.72%	939,267	0.14%
500,000	7/20/19	GE Dealer Floorplan Master Note	0.81%	498,524	0.07%
839,761	1/15/19	Harley-Davidson Motorcycle Trust 2015-2	0.80%	838,899	0.13%
185,946	5/15/17	Honda Auto Receivables 2013-3 Owner Trust	0.77%	186,002	0.03%
1,538,313	9/18/17	Honda Auto Receivables 2013-4 Owner Trust	0.69%	1,537,654	0.23%
333,206	6/15/17	Honda Auto Receivables 2015-1 Owner Trust	0.70%	333,215	0.05%
500,000	11/20/17	Honda Auto Receivables 2015-3 Owner Trust	0.92%	500,341	0.08%
800,000	7/23/18	Honda Auto Receivables 2015-4 Owner Trust	0.82%	799,044	0.12%
719,000	6/18/18	Honda Auto Receivables 2016-1 Owner Trust	1.01%	718,762	0.11%
1,900,000	11/15/17	Hyundai Auto Lease Securitization Trust 2014-B	0.98%	1,900,449	0.29%
713,000	6/17/19	Hyundai Auto Receivables Trust	1.21%	712,893	0.11%
497,420	10/16/17	Hyundai Auto Receivables Trust 2015-A	0.68%	497,494	0.07%
700,000	11/15/18	Hyundai Auto Receivables Trust 2015-C	0.99%	699,973	0.11%
1,785,000	7/16/18	MBALT 2016-A A2A 1.33 16 JUL 2018	1.34%	1,788,776	0.27%
1,020,000	1/16/18	Mercedes-Benz Auto Lease Trust 2015-B	1.00%	1,019,114	0.15%
1,472,858	11/15/17	Nissan Auto Lease Trust 2015-A	0.79%	1,472,688	0.22%
479,274	8/15/18	Nissan Auto Receivables 2013-C Owner Trust	0.67%	478,836	0.07%
283,712	6/15/17	Nissan Auto Receivables 2014-B Owner Trust	0.60%	283,650	0.04%
712,741	9/15/17	Nissan Auto Receivables 2015-A Owner Trust	0.67%	712,711	0.11%
160,068	11/21/17	Porsche Innovative Lease Owner Trust 2015-1	0.79%	159,921	0.02%
940,445	9/17/18	Santander Drive Auto Receivables Trust 2014-4	1.08%	940,567	0.14%
32,660	4/16/18	Santander Drive Auto Receivables Trust 2014-5	0.84%	32,656	0.00%
1,008,000	4/8/19	Santander Drive Auto Receivables Trust 2015-4	1.26%	1,008,299	0.15%
450,000	11/15/18	Santander Drive Auto Receivables Trust 2015-5	1.12%	450,067	0.07%
244,000	7/15/19	Santander Drive Auto Receivables Trust 2016-1	1.41%	244,056	0.04%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2016 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Asset Backed Securitiess (continued)
Face Value	Maturity Date	Name	Yield[1]
Automotive (continued)
$500,000	2/15/18	Toyota Auto Receivables 2015-C Owner Trust	0.77%	$500,031	0.08%
617,000	7/16/18	Toyota Auto Receivables 2016-A Owner Trust	1.03%	617,612	0.09%
284,813	8/21/17	Volkswagen Auto Loan Enhanced Trust 2013-1	0.56%	284,383	0.04%
420,385	4/20/18	Volkswagen Auto Loan Enhanced Trust 2013-2	0.70%	419,369	0.06%
357,842	10/22/18	Volkswagen Auto Loan Enhanced Trust 2014-1	0.91%	356,671	0.05%
Credit cards
1,000,000	1/15/20	BA Credit Card Trust	0.73%	999,173	0.15%
2,000,000	9/16/19	Capital One Multi-Asset Execution Trust	0.96%	2,001,983	0.30%
850,000	10/15/18	Chase Issuance Trust	1.01%	851,325	0.13%
2,000,000	9/7/18	Citibank Credit Card Issuance Trust	1.32%	2,005,450	0.31%
1,760,000	11/7/18	Citibank Credit Card Issuance Trust	0.85%	1,762,359	0.26%
1,500,000	2/22/19	Citibank Credit Card Issuance Trust	1.02%	1,502,058	0.23%
1,000,000	3/15/21	World Financial Network Credit Card Master Note Tr	1.26%	1,000,280	0.15%
Equipment backed loans
681,806	8/15/18	CNH Equipment Trust 2013-B	0.69%	681,219	0.10%
703,475	2/15/18	John Deere Owner Trust 2015	0.87%	703,466	0.11%
985,000	10/15/18	John Deere Owner Trust 2016	1.15%	985,904	0.15%
263,529	12/15/17	Kubota Credit Owner Trust 2015-1	0.94%	263,144	0.04%
Other
1,537,090	1/15/49	Banc of America Commercial Mortgage Trust 2007-1	5.43%	1,580,590	0.24%
1,045,208	10/15/49	Citigroup Commercial Mortgage Trust 2006-C5	5.43%	1,056,802	0.16%
1,937,990	9/15/39	LB-UBS Commercial Mortgage Trust 2006-C6	5.37%	1,957,747	0.29%
1,048,002	12/12/49	ML-CFC Commercial Mortgage Trust 2006-4	5.17%	1,067,671	0.16%
467,442	2/12/44	Morgan Stanley Capital I Trust 2007-HQ11	0.57%	462,731	0.07%
Student loans
432,254	5/16/22	Navient Private Education Loan Trust 2014-A	0.92%	431,590	0.06%
39,037	8/15/25	SLM Private Education Loan Trust 2012-A	1.84%	39,075	0.01%
82,231	8/15/23	SLM Private Education Loan Trust 2012-C	1.54%	82,240	0.01%
308,418	10/16/23	SLM Private Education Loan Trust 2012-E	1.19%	308,224	0.05%
206,954	8/15/22	SLM Private Education Loan Trust 2013-A	1.04%	205,760	0.03%
Total U.S. asset backed securities (cost: $57,390,599)				57,266,150	8.60%
Total investments in securities (cost: $471,832,305)				$470,688,185	70.76%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,000,000	11/14/16	BMO Harris Bank National Association	1.09%	$2,007,299	0.30%
1,800,000	6/2/16	Citibank, N.A.	0.64%	1,802,384	0.27%
2,000,000	8/25/16	Cooperatieve Rabobank U.A	0.82%	2,002,601	0.30%
1,000,000	9/16/16	Credit Suisse Group AG	0.88%	1,004,454	0.15%
1,622,000	5/24/17	National Bank of Canada	1.02%	1,613,976	0.24%
2,000,000	2/13/17	Nordea Bank Finland PLC	0.90%	2,001,222	0.30%
1,000,000	10/14/16	Royal Bank of Canada	0.87%	1,002,063	0.15%
2,000,000	3/22/18	Royal Bank of Canada	1.32%	1,998,292	0.30%
1,200,000	8/4/16	Standard Chartered Bank	0.80%	1,206,532	0.18%
700,000	7/5/16	Sumitomo Mitsui Trust Bank (U.S.A.) Limited	0.82%	700,936	0.11%
1,000,000	12/7/17	Svenska Handelsbanken AB	1.12%	999,525	0.15%
1,500,000	8/8/16	Toronto-Dominion Bank	0.75%	1,507,944	0.23%
2,000,000	11/8/16	Toronto-Dominion Bank	1.00%	2,009,498	0.30%
1,000,000	7/21/16	U.S. Bank National Association	0.79%	1,002,491	0.15%
1,800,000	10/21/16	Westpac Banking Corporation	0.87%	1,803,532	0.27%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2016 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Certificates of Deposit (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$1,500,000	1/19/17	Westpac Banking Corporation	0.97%	$1,503,346	0.23%
1,000,000	3/17/17	Westpac Banking Corporation	0.97%	1,000,879	0.15%
Total U.S. certificates of deposit (cost: $25,120,784)				25,166,974	3.78%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$591,000	12/5/16	Bank of Nova Scotia	0.56%	590,617	0.09%
1,800,000	5/23/17	Canadian Imperial Bank of Commerce	0.99%	1,797,378	0.27%
705,000	8/17/16	Svenska Handelsbanken AB	0.80%	706,064	0.11%
Total foreign certificates of deposit (cost: $3,093,771)				3,094,059	0.47%

Total certificates of deposit (cost: $28,214,555)				$28,261,033	4.25%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$368,069	0.06%
		Currencies		3,025,221	0.45%
		Energy		(261,361)	(0.04)%
		Equity indices		2,118,188	0.32%
		Interest rate instruments		2,226,885	0.33%
		Metals		2,596,036	0.39%
		Single stock futures		308,424	0.05%
Net unrealized gain (loss) on open long U.S. futures contracts				10,381,462	1.56%

Short U.S. Futures Contracts
		Agricultural commodities		365,209	0.05%
		Currencies		(2,550,844)	(0.37)%
		Energy		82,161	0.01%
		Equity indices		(904,221)	(0.14)%
		Interest rate instruments		(1,324,685)	(0.20)%
		Metals		(4,096,812)	(0.62)%
		Single stock futures		(20,386)	(0.00)%
Net unrealized gain (loss) on open short U.S. futures contracts				(8,449,578)	(1.27)%

Total U.S. Futures Contracts - Net unrealized gain (loss) on open U.S. futures contracts				1,931,884	0.29%

Long Foreign Futures Contracts
		Agricultural commodities		(20,065)	(0.00)%
		Currencies		116,012	0.02%
		Energy		5,818	0.00%
		Equity indices		(79,097)	(0.01)%
		Interest rate instruments		3,130,324	0.46%
		Metals		(6,138)	(0.00)%
		Single stock futures		(2,105)	(0.00)%
Net unrealized gain (loss) on open long foreign futures contracts				3,144,749	0.47%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2016 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Short Foreign Futures Contracts
Agricultural commodities	$89,372	0.01%
Currencies	(3,922)	(0.00)%
Energy	(15,090)	(0.00)%
Equity indices	121,348	0.02%
Interest rate instruments	(429,608)	(0.07)%
Metals	1,332	0.00%
Net unrealized gain (loss) on open short foreign futures contracts	(236,568)	(0.04)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	2,908,181	0.43%

Net unrealized gain (loss) on open futures contracts	$4,840,065	0.72%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long[2]	$7,540,898	1.14%
Short[2]	(6,835,556)	(1.03)%
Net unrealized gain (loss) on open U.S. forward currency contracts	705,342	0.11%

Foreign Forward Currency Contracts
Long	(720,396)	(0.11)%
Short	1,660,463	0.25%
Net unrealized gain (loss) on open foreign forward currency contracts	940,067	0.14%

Net unrealized gain (loss) on open forward currency contracts	$1,645,409	0.25%

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

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2015

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$50,000,000	2/18/16	U.S. Treasury Bill	0.09%	$49,993,194	7.77%
2,000,000	12/8/16	U.S. Treasury Bill	0.72%	1,988,643	0.31%
10,500,000	1/15/16	U.S. Treasury Notes	0.38%	10,517,770	1.63%
1,750,000	3/15/16	U.S. Treasury Notes	0.38%	1,752,420	0.27%
1,500,000	6/30/16	U.S. Treasury Notes	0.50%	1,499,781	0.23%
4,600,000	8/31/16	U.S. Treasury Notes	1.00%	4,624,882	0.72%
1,500,000	10/31/16	U.S. Treasury Notes	1.00%	1,505,484	0.23%
1,800,000	11/15/16	U.S. Treasury Notes	0.63%	1,799,062	0.28%
1,500,000	11/30/16	U.S. Treasury Notes	2.75%	1,529,797	0.24%
1,788,200	12/15/16	U.S. Treasury Notes	0.63%	1,785,926	0.28%
Total U.S. Treasury securities (cost: $77,027,397)				76,996,959	11.96%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$500,000	1/11/16	Nissan Motor Acceptance Corporation	0.50%	499,928	0.08%
1,600,000	1/22/16	Nissan Motor Acceptance Corporation	0.78%	1,599,272	0.25%
Banks
400,000	1/21/16	Standard Chartered Bank	0.27%	399,940	0.06%
Beverages
2,100,000	1/6/16	Bacardi U.S.A., Inc.	0.51%	2,099,851	0.33%
1,500,000	1/7/16	Brown-Forman Corporation	0.45%	1,499,888	0.23%
500,000	1/7/16	Brown-Forman Corporation	0.45%	499,963	0.08%
1,700,000	11/17/16	Coca-Cola Company	0.80%	1,689,858	0.26%
Chemicals
500,000	1/14/16	Clorox Company	0.46%	499,917	0.08%
1,500,000	1/27/16	Clorox Company	0.51%	1,499,448	0.23%
Diversified financial services
375,000	1/19/16	American Express Credit Corporation	0.55%	374,897	0.06%
1,700,000	1/15/16	DCAT, LLC	0.42%	1,699,722	0.26%
1,700,000	1/5/16	Gotham Funding Corporation	0.28%	1,699,947	0.26%
1,700,000	1/20/16	Hewlett Packard Enterprise Company	0.92%	1,699,175	0.26%
400,000	3/2/16	ING (U.S.) Funding LLC	0.65%	399,559	0.06%
1,700,000	1/4/16	Intercontinental Exchange, Inc.	0.42%	1,699,940	0.26%
450,000	1/15/16	J.P. Morgan Securities LLC	0.25%	449,956	0.07%
1,400,000	1/12/16	Manhattan Asset Funding Company LLC	0.27%	1,399,885	0.22%
1,700,000	1/13/16	Regency Group, Inc.	0.40%	1,699,773	0.26%
1,300,000	1/4/16	The Southern Company	0.53%	1,299,943	0.20%
Energy
500,000	1/27/16	Dominion Resources, Inc.	0.67%	499,758	0.08%
2,100,000	1/21/16	Enterprise Products Operating LLC	0.78%	2,099,090	0.34%
2,100,000	1/7/16	Motiva Enterprises LLC	0.60%	2,099,790	0.34%
400,000	1/5/16	Oglethorpe Power Corp.	0.32%	399,986	0.06%
1,700,000	2/1/16	Oglethorpe Power Corp.	0.48%	1,699,297	0.26%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2015

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Healthcare
$1,850,000	1/20/16	Catholic Health Initiatives	0.45%	$1,849,561	0.29%
Insurance
2,200,000	1/12/16	AXA Financial, Inc.	0.35%	2,199,766	0.34%
REIT
1,500,000	2/9/16	Simon Property Group, L.P.	0.45%	1,499,269	0.23%
Total U.S. commercial paper (cost: $35,039,075)				35,057,379	5.45%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,400,000	6/2/16	Bank of China Hong Kong Ltd	0.99%	1,394,628	0.22%
2,200,000	1/11/16	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.23%	2,199,859	0.34%
400,000	2/11/16	DBS Bank Ltd.	0.54%	399,754	0.06%
3,000,000	2/23/16	DNB Bank ASA	0.55%	2,998,889	0.47%
700,000	10/17/16	Macquarie Bank Limited	0.89%	695,151	0.11%
1,700,000	1/6/16	Mizuho Bank, Ltd.	0.29%	1,699,932	0.26%
300,000	1/7/16	Mizuho Bank, Ltd.	0.30%	299,985	0.05%
400,000	1/5/16	Oversea-Chinese Banking Corp. Ltd	0.40%	399,982	0.06%
450,000	2/16/16	Skandinaviska Enskilda Banken AB	0.33%	449,810	0.07%
1,600,000	3/16/16	Sumitomo Mitsui Bank	0.65%	1,597,833	0.25%
Diversified financial services
500,000	4/1/16	Ontario Teachers Finance Trust	0.65%	499,178	0.08%
Energy
1,200,000	1/6/17	Electricite de France SA	1.67%	1,180,966	0.18%
800,000	1/9/17	Electricite de France SA	1.67%	787,192	0.12%
1,600,000	1/25/16	Engie	0.30%	1,599,680	0.25%
500,000	1/25/16	Engie	0.27%	499,910	0.08%
400,000	1/21/16	Total Capital Canada Ltd.	0.45%	399,900	0.06%
Insurance
1,700,000	1/19/16	Prudential PLC	0.25%	1,699,788	0.26%
Manufacturing
2,000,000	1/13/16	John Deere Financial Limited	0.25%	1,999,833	0.31%
Telecommunications
400,000	2/22/16	Telstra Corporation Limited	0.38%	399,780	0.06%
1,000,000	3/21/16	Vodafone Group Public Limited Company	0.90%	998,783	0.16%
Total foreign commercial paper (cost: $22,169,024)				22,200,833	3.45%
Total commercial paper (cost: $57,208,099)				57,258,212	8.90%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Advertising
$2,379,000	4/15/16	Omnicom Group Inc.	5.90%	2,439,009	0.38%
Aerospace
1,200,000	5/1/16	Lockheed Martin Corporation	7.65%	1,241,939	0.19%
3,800,000	12/15/16	Rockwell Collins, Inc.	0.86%	3,803,447	0.59%
Automotive
1,584,000	2/28/17	American Honda Finance Corporation	2.13%	1,612,408	0.25%
566,000	7/13/18	American Honda Finance Corporation	0.78%	565,677	0.09%
700,000	1/11/16	Daimler Finance North America LLC	1.25%	704,161	0.11%
2,500,000	9/15/16	Daimler Finance North America LLC	2.63%	2,542,748	0.40%
649,000	8/3/17	Daimler Finance North America LLC	1.04%	649,353	0.10%

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

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2015

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$8,000,000	4/27/18	Credit Suisse AG	1.00%	$7,959,269	1.23%
756,000	1/11/16	Deutsche Bank AG	3.25%	767,886	0.12%
3,700,000	5/24/16	HSBC Bank PLC	3.10%	3,743,250	0.58%
1,000,000	3/15/16	ING Bank N.V.	4.00%	1,018,058	0.16%
5,000,000	8/17/18	ING Bank N.V.	1.14%	5,024,448	0.78%
1,500,000	8/15/16	Macquarie Bank Limited	2.00%	1,517,041	0.24%
2,000,000	12/9/16	National Australia Bank Limited	0.73%	1,998,123	0.31%
5,000,000	7/23/18	National Australia Bank Limited	0.96%	5,006,135	0.78%
1,950,000	5/13/16	Nordea Bank AB	0.88%	1,952,066	0.30%
548,000	1/19/17	Rabobank Nederland	3.38%	568,507	0.09%
1,158,000	9/9/16	Royal Bank of Canada	1.45%	1,165,655	0.18%
1,200,000	1/18/16	Sumitomo Mitsui Bank	0.90%	1,204,890	0.19%
1,800,000	7/12/16	Svenska Handelsbanken AB	3.13%	1,846,627	0.29%
1,500,000	7/23/18	Toronto-Dominion Bank	0.86%	1,497,653	0.23%
Diversified financial services
1,012,000	4/15/16	GE Capital International Funding Co.	0.96%	1,012,921	0.16%
Energy
750,000	3/11/16	BP Capital Markets P.L.C.	3.20%	760,566	0.12%
4,800,000	5/9/16	CNOOC Finance (2013) Limited	1.13%	4,798,968	0.75%
1,000,000	5/10/17	Shell International Finance B.V.	0.66%	999,488	0.16%
1,000,000	1/15/16	TransCanada PipeLines Limited	0.75%	1,003,288	0.16%
Holding company
222,000	1/13/17	Hutchison Whampoa International (11) Ltd	3.50%	229,384	0.04%
Pharmaceutical
6,790,000	3/12/18	Actavis Funding SCS	1.58%	6,870,944	1.06%
Semiconductors
1,520,000	10/17/16	Siemens Financieringsmaatschappij N.V.	5.75%	1,592,129	0.25%
Telecommunication
1,287,000	9/8/16	America Movil SAB DE CV	2.38%	1,300,842	0.20%
1,300,000	4/11/16	Deutsche Telekom International Finance B.V.	3.13%	1,316,291	0.20%
1,000,000	2/16/16	Telefonica Emisiones, S.A.U.	3.99%	1,017,721	0.16%
Total foreign corporate notes (cost: $67,851,993)				67,656,805	10.52%
Total corporate notes (cost: $266,319,046)				264,545,250	41.11%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$700,000	3/15/18	Ally Auto Receivables Trust 2015-2	0.98%	699,431	0.11%
258,662	4/9/18	Americredit Automobile Receivables Tr 2014-4	0.68%	258,621	0.04%
1,300,000	1/8/19	AmeriCredit Automobile Receivables Trust 2006-A-F	1.07%	1,297,418	0.20%
513,173	2/8/19	AmeriCredit Automobile Receivables Trust 2006-A-F	0.90%	512,195	0.08%
317,374	1/15/21	Ari Fleet Lease Tr 2012-B	0.63%	316,798	0.05%
486,782	4/16/18	Bank of the West Auto Trust 2015-1	0.87%	486,202	0.08%
1,400,000	1/22/18	BMW Vehicle Lease Trust 2015-2	1.07%	1,396,601	0.22%
67,783	6/20/17	Capital Auto Receivables Asset Trust 2013-1	0.79%	67,786	0.01%
475,000	10/20/17	Capital Auto Receivables Asset Trust 2015-2	0.81%	474,265	0.07%
856,429	2/15/18	CarMax Auto Owner Trust 2014-4	0.67%	855,631	0.13%
1,117,496	6/15/18	CarMax Auto Owner Trust 2015-2	0.82%	1,115,167	0.17%
70,609	11/15/17	Drive Auto Receivables Tr 2015-A	1.01%	70,592	0.01%
220,808	12/15/17	Drive Auto Receivables Tr 2015-B	0.93%	220,621	0.03%

The accompanying notes are an integral part of these consolidated financial statements

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2015

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Asset Backed Securitiess (continued)
Face Value	Maturity Date	Name	Yield[1]
Automotive (continued)
$55,476	3/20/19	Enterprise Fleet Financing, LLC	1.06%	$55,459	0.01%
345,000	5/15/18	Fifth Third Auto Trust 2015-1	1.02%	344,327	0.05%
600,000	5/15/18	Ford Credit Auto Lease 2015-B	1.04%	598,447	0.09%
217,000	9/15/17	Ford Credit Auto Lease Trust 2014-B	0.89%	216,793	0.03%
645,000	3/15/18	Ford Credit Auto Owner Trust 2012-D	0.67%	644,154	0.10%
754,588	8/15/17	Ford Credit Auto Owner Trust 2014-C	0.61%	754,540	0.12%
1,332,350	3/15/18	Ford Credit Auto Owner Trust 2015-B	0.72%	1,331,478	0.21%
500,000	7/20/19	GE Dealer Floorplan Master Note	0.78%	498,239	0.08%
1,073,001	1/15/19	Harley-Davidson Motorcycle Trust 2015-2	0.80%	1,069,918	0.17%
337,447	5/15/17	Honda Auto Receivables 2013-3 Owner Trust	0.77%	337,380	0.05%
2,262,218	9/18/17	Honda Auto Receivables 2013-4 Owner Trust	0.69%	2,260,433	0.36%
528,585	6/15/17	Honda Auto Receivables 2015-1 Owner Trust	0.70%	528,234	0.08%
500,000	11/20/17	Honda Auto Receivables 2015-3 Owner Tr	0.92%	499,511	0.08%
800,000	7/23/18	Honda Auto Receivables 2015-4 Owner Trust	0.82%	798,033	0.12%
1,900,000	11/15/17	Hyundai Auto Lease Securitization Tr 2014-B	0.98%	1,898,765	0.30%
821,121	10/16/17	Hyundai Auto Receivables Trust 2015-A	0.68%	820,891	0.13%
700,000	11/15/18	Hyundai Auto Receivables Trust 2015-C	0.99%	698,990	0.11%
1,020,000	1/16/18	Mercedes-Benz Auto Lease Trust 2015-B	1.00%	1,017,989	0.16%
1,767,624	11/15/17	Nissan Auto Lease Trust 2015-A	0.68%	1,766,793	0.27%
620,981	8/15/18	Nissan Auto Receivables 2013-C Owner Trust	0.67%	619,775	0.10%
581,520	6/15/17	Nissan Auto Receivables 2014-B Owner Trust	0.60%	581,275	0.09%
1,056,510	9/15/17	Nissan Auto Receivables 2015-A Owner Trust	0.67%	1,055,702	0.16%
215,904	11/21/17	Porsche Innovative Lease Owner Tr 2015-1	0.79%	215,439	0.03%
450,000	11/15/18	Santander Drive Auto Receivables Trust 2015-5	1.12%	449,482	0.07%
1,000,000	9/17/18	Santander Drive Auto Receivables Trust 2014-4	1.08%	999,912	0.16%
93,553	4/16/18	Santander Drive Auto Receivables Trust 2014-5	0.73%	93,469	0.01%
1,008,000	4/8/19	Santander Drive Auto Receivables Trust 2015-4	1.26%	1,006,995	0.16%
500,000	2/15/18	Toyota Auto Receivables 2015-C Owner Tr	0.66%	499,531	0.08%
512,648	8/21/17	Volkswagen Auto Loan Enhanced Trust 2013-1	0.56%	511,991	0.08%
549,589	4/20/18	Volkswagen Auto Loan Enhanced Trust 2013-2	0.70%	546,997	0.08%
400,000	10/22/18	Volkswagen Auto Loan Enhanced Trust 2014-1	0.91%	397,899	0.06%
Commercial mortgages
1,540,572	1/15/49	Banc of America Commercial Mortgage Trust 2007-1	5.43%	1,594,549	0.25%
419,268	5/10/45	Banc of America Commercial Mortgage Trust 2006-2	5.84%	422,547	0.07%
1,089,084	10/15/49	Citigroup Commercial Mortgage Trust 2006-C5	5.43%	1,108,596	0.17%
196,707	4/15/43	JPMorgan Chase & Co.	5.48%	197,562	0.03%
1,977,927	9/15/39	LB-UBS Commercial Mortgage Trust 2006-C6	5.37%	2,012,480	0.32%
1,098,139	12/12/49	ML-CFC Commercial Mortgage Trust 2006-4	5.17%	1,125,130	0.17%
467,442	2/12/44	Morgan Stanley Capital I Trust 2007-HQ11	0.45%	461,295	0.07%
Credit cards
1,000,000	1/15/20	BA Credit Card Trust	0.62%	997,953	0.16%
1,500,000	11/15/18	Capital One Multi-Asset Execution Trust	0.63%	1,500,323	0.23%
2,000,000	9/16/19	Capital One Multi-Asset Execution Trust	0.96%	1,997,970	0.31%
850,000	10/15/18	Chase Issuance Trust	1.01%	849,923	0.13%
2,000,000	9/7/18	Citibank Credit Card Issuance Trust	1.32%	2,012,261	0.32%
1,760,000	11/7/18	Citibank Credit Card Issuance Trust	0.57%	1,760,731	0.27%
1,500,000	2/22/19	Citibank Credit Card Issuance Trust	1.02%	1,501,889	0.23%
1,000,000	3/15/21	World Financial Network Credit Card Master Note Trust	1.26%	997,240	0.15%
Other
1,072,358	8/15/18	CNH Equipment Trust 2013-B	0.69%	1,070,863	0.17%
926,407	2/15/18	John Deere Owner Trust 2015	0.87%	925,544	0.14%
338,929	12/15/17	Kubota Credit Owner Trust 2015-1	0.94%	338,921	0.05%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2015

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Asset Backed Securitiess (continued)
Face Value	Maturity Date	Name	Yield[1]
Student loans
$46,674	5/16/22	Navient Private Ed Loan Tr 2014-A	0.81%	$46,591	0.01%
139,582	8/15/23	SLM Private Ed Loan Tr 2012-C	1.43%	139,847	0.02%
49,088	8/15/25	SLM Private Education Loan Trust 2012-A	1.73%	49,337	0.01%
247,119	10/16/23	SLM Private Education Loan Trust 2012-E	1.08%	246,891	0.04%
Total U.S. asset backed securities (cost: $52,447,431)				52,248,612	8.12%
Total investments in securities (cost: $453,001,973)				$451,049,033	70.09%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,000,000	9/16/16	Credit Suisse Group AG	0.88%	$1,002,097	0.16%
1,622,000	5/24/17	National Bank of Canada	0.78%	1,622,403	0.25%
2,000,000	2/13/17	Nordea Bank Finland PLC	0.64%	2,000,778	0.31%
2,000,000	3/11/16	Norinchukin Bank (NY Branch)	0.50%	2,002,796	0.31%
1,000,000	10/14/16	Royal Bank of Canada	0.57%	1,000,418	0.16%
1,200,000	8/4/16	Standard Chartered Bank	0.80%	1,203,192	0.19%
850,000	2/12/16	Sumitomo Mitsui Bank (NY Branch)	0.52%	853,973	0.13%
1,500,000	8/8/16	Toronto-Dominion Bank	0.75%	1,503,773	0.23%
2,000,000	11/8/16	Toronto-Dominion Bank	1.00%	2,002,927	0.31%
1,800,000	10/21/16	Westpac Banking Corporation	0.57%	1,801,450	0.28%
Total U.S. certificates of deposit (cost: $14,970,784)				14,993,807	2.33%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,200,000	5/9/16	Bank of Nova Scotia	0.50%	2,200,684	0.34%
1,800,000	5/23/17	Canadian Imperial Bank of Commerce	0.73%	1,800,350	0.28%
2,000,000	2/19/16	Landesbank Hessen-Thuringen Girozentrale	0.57%	2,010,319	0.31%
705,000	8/17/16	Svenska Handelsbanken AB	0.54%	705,318	0.11%
1,000,000	12/7/17	Svenska Handelsbanken AB	0.93%	1,000,031	0.16%
Total foreign certificates of deposit (cost: $7,702,458)				7,716,702	1.20%

Total certificates of deposit (cost: $22,673,242)				$22,710,509	3.53%

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

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures, forward currency and swap contracts	$54,147,747	$75,441,543
Investments in securities and CDs	107,425	(608,283)
Net change in unrealized gain (loss) on:
Futures, forward currency and swap contracts	246,391	(8,122,669)
Investments in securities and CDs	46,099	1,039,117
Brokerage commissions and trading expenses	(1,192,606)	(1,508,162)
Net realized and change in unrealized gain (loss) on investments	53,355,056	66,241,546

Net Investment Income (Loss)
Income
Interest income (loss)	1,149,359	761,722

Expenses
Trading Advisor management fee	2,093,882	2,548,393
Trading Advisor incentive fee	1,878,578	9,346,873
Cash Managers fees	123,821	120,334
General Partner management and performance fees	2,477,538	2,888,767
Selling agent and broker dealer servicing fees – General Partner	2,304,859	2,596,327
General Partner 1% allocation	433,592	480,980
Administrative expenses – General Partner	494,681	578,354
Investment Manager fees	288,418	239,875
Distribution (12b-1) fees	6,520	2,592
Operating services fee	83,299	95,950
Total expenses	10,185,188	18,898,445
Net investment income (loss)	(9,035,829)	(18,136,723)
Net income (loss)	44,319,227	48,104,823
Less: net (income) loss attributable to non-controlling interest	1,393,635	(488,330)
Net Income (Loss) attributable to the Fund	$45,712,862	$47,616,493

	Three Months Ended March 31,
	2016			2015
	Class A	Class B	Class I	Class A	Class B	Class I
Increase (decrease) in net asset value per unit	$282.40	$441.14	$72.39	$279.09	$429.90	$68.94

Net income (loss) per unit†	$291.12	$449.02	$72.39	$281.63	$434.88	$69.54

Weighted average number of units outstanding	95,961.1452	32,765.2564	3,828.4541	105,126.5108	40,846.9021	3,534.0137

† (based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income (loss)	$44,319,227	$48,104,823
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures, forwards and swap trading	(246,391)	8,122,669
Net realized and change in unrealized (gain) loss on securities and certificates of deposit	(153,524)	106,872
Purchases of securities and certificates of deposit	(273,409,090)	(234,281,151)
Proceeds from disposition of securities and certificates of deposit	248,372,938	220,464,530
Changes in
Trading Advisor management fee payable	(166,345)	(78,240)
Trading Advisor incentive fee payable	1,661,722	(1,630,193)
Commissions and other trading fees payable on open contracts	(23,406)	2,763
Cash Managers fees payable	3,736	(104)
General Partner management and performance fees payable	17,945	42,349
General Partner 1% allocation receivable/payable	705,022	(57,305)
Selling agent and broker dealer servicing fees payable – General Partner	14,184	35,367
Administrative expenses payable – General Partner	1,769	7,197
Investment Manager fee payable	38,113	11,867
Distribution (12b-1) fees payable	31	944
Operating services fee payable	(16,472)	4,747
Net cash provided by (used in) operating activities	21,119,459	40,857,135

Cash flows from financing activities
Subscriptions	2,490,889	5,467,685
Subscriptions received in advance	2,130,402	4,584,146
Redemptions	(32,155,046)	(27,151,443)
Non-controlling interest – subscriptions	2,700,577	8,200,099
Non-controlling interest – redemptions	(1,535,157)	(415,722)
Net cash provided by (used in) financing activities	(26,368,335)	(9,315,235)

Net increase (decrease) in cash and cash equivalents	(5,248,876)	31,541,900
Cash and cash equivalents, beginning of period	179,026,770	269,943,729
Cash and cash equivalents, end of period	$173,777,894	$301,485,629

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$101,411,631	$271,576,630
Cash and cash equivalents	72,366,263	29,908,999
Total end of period cash and cash equivalents	$173,777,894	$301,485,629

Supplemental disclosure of cash flow information
Prior period redemptions paid	$11,143,201	$10,423,609
Prior period subscriptions received in advance	$1,086,965	$2,577,065

Supplemental schedule of non-cash financing activities
Redemptions payable	$6,523,499	$10,174,269

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

For the Three Months Ended March 31, 2016 and 2015

(Unaudited)

	Class A		Class B		Class I		Non-Controlling Interest
	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Three Months Ended March 31, 2016
Balance at December 31, 2015	98,034.9581	$412,948,548	33,265.6588	$204,329,032	3,828.4541	$3,767,830	$22,540,476	$643,585,886
Net income (loss)		27,936,127		14,712,322		277,143	1,393,635	44,319,227
Subscriptions	538.8177	2,388,454	180.0355	1,189,400	—	—	2,772,849	6,350,703
Redemptions	(4,200.5070)	(19,089,317)	(1,278.8131)	(8,467,531)	—	—	(1,513,653)	(29,070,501)
Transfers	(154.1870)	(700,873)	105.4431	700,873	—	—	—	—
Balance at March 31, 2016	94,219.0818	$423,482,939	32,272.3243	$212,464,096	3,828.4541	$4,044,973	$25,193,307	$665,185,315

Three Months Ended March 31, 2015
Balance at December 31, 2014	106,074.0114	$468,243,719	41,522.9665	$262,572,733	3,438.9708	$3,455,693	$7,282,068	$741,554,213
Net income (loss)		29,607,049		17,763,697		245,747	488,330	48,104,823
Subscriptions	1,218.7846	5,547,831	325.2667	2,096,919	380.1715	400,000	8,479,113	16,523,863
Redemptions	(2,820.9805)	(13,087,230)	(2,068.2623)	(13,764,118)	—	—	(466,477)	(27,317,825)
Transfers	(369.7491)	(1,719,722)	257.1558	1,719,722	—	—	—	—
Balance at March 31, 2015	104,102.0664	$488,591,647	40,037.1267	$270,388,953	3,819.1423	$4,101,440	$15,783,034	$778,865,074

	Net Asset Value per Unit
	Class A	Class B	Class I

March 31, 2016	$4,494.66	$6,583.48	$1,056.56
December 31, 2015	4,212.26	6,142.34	984.17
March 31, 2015	4,693.39	6,753.46	1,073.92
December 31, 2014	4,414.30	6,323.56	1,004.98

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

During 2014, the Fund purchased $58.5 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFF”). SMFF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end management investment company. SMFF issues four classes of shares: Class A, C, I and N. At March 31, 2016, the Fund owned 70% of the outstanding shares of SMFF and therefore had effective control of that entity. Accordingly, the assets, liabilities and operating results of SMFF have been consolidated with the Fund. The portion of SMFF that is not owned by the Fund is presented as the non-controlling interest. SMFF has a similar investment strategy to the Fund, using commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments. Prior to March 2016, SMFF used a total return swap to gain access to the gains and losses of a basket of trading advisors. The General Partner serves as the investment manager of SMFF. During 2015, the Fund redeemed $7 million of its investment in SMFF, which is eliminated in consolidation. The Fund has made no redemptions during 2016.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended March 31, 2016 and year ended December 31, 2015, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through March 31, 2016. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2012.

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

Swap Agreement

Through its investment in SMFF, the Fund had a total return swap agreement with Deutsche Bank AG. This two-party contract was entered to exchange, or swap, the returns realized on a basket of CTA programs. At December 31, 2015, the notional value of the swap was $98,065,907 and SMFF had provided $12,796,500 as collateral. The collateral was included in cash in broker trading accounts in the consolidated statements of financial condition. Effective March 1, 2016, SMFF terminated the swap agreement. All proceeds from the swap and the collateral were received by SMFF prior to March 31, 2016.

Reclassification

Certain amounts reported in the 2015 consolidated financial statements may have been reclassified to conform to the 2016 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

New Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued guidance that replaces the existing accounting standards for revenue recognition. The guidance requires a company to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration it expects to be entitled to receive in exchange for those goods or services. The standard is effective beginning the first quarter of the Fund’s 2018 fiscal year (with limited early adoption options). The Fund does not expect any material change as a result of implementing this new standard.

Business Combinations

In December 2014, the FASB issued guidance that supplements existing accounting standards for business combinations. The guidance provides clarification concerning accounting for identifiable intangible assets in a business combination. This standard is effective beginning the first quarter of the Fund’s 2016 fiscal year.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At March 31, 2016
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$4,840,065	$—	$4,840,065
Net unrealized gain (loss) on open forward currency contracts*	—	1,645,409	1,645,409
Cash and cash equivalents:
Money market fund	39,126,246	—	39,126,246
Investments in securities:
U.S. Treasury securities*	79,657,968	—	79,657,968
Asset backed securities*	—	57,266,150	57,266,150
Commercial paper*	—	66,762,629	66,762,629
Corporate notes*	—	267,001,438	267,001,438
Certificates of deposit*	—	28,261,033	28,261,033
Total	$123,624,279	$420,936,659	$544,560,938

*See the consolidated condensed schedule of investments for further description.

At December 31, 2015
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$4,412,678	$—	$4,412,678
Net unrealized gain (loss) on open forward currency contracts*	—	(1,614,491)	(1,614,491)
Net unrealized gain (loss) on swap contract*	—	3,440,896	3,440,896
Cash and cash equivalents:
Money market fund	7,814,672	—	7,814,672
Investments in securities:
U.S. Treasury securities*	76,996,959	—	76,996,959
Asset backed securities*	—	52,248,612	52,248,612
Commercial paper*	—	57,258,212	57,258,212
Corporate notes*	—	264,545,250	264,545,250
Certificates of deposit*	—	22,710,509	22,710,509
Total	$89,224,309	$398,588,988	$487,813,297

*See the consolidated condensed schedule of investments for further description.

There were no Level 3 holdings at March 31, 2016 and December 31, 2015, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At March 31, 2016, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

March 31, 2016	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$2,165,791	$(1,363,206)	$802,585
Currencies	3,670,159	(3,083,692)	586,467
Energy	1,270,313	(1,458,785)	(188,472)
Equity indices	3,586,098	(2,329,880)	1,256,218
Interest rate instruments	7,343,901	(3,740,985)	3,602,916
Metals	6,074,524	(7,580,106)	(1,505,582)
Single stock futures	356,439	(70,506)	285,933
Net unrealized gain (loss) on open futures contracts	$24,467,225	$(19,627,160)	$4,840,065

Net unrealized gain (loss) on open forward currency contracts	$10,797,063	$(9,151,654)	$1,645,409

At March 31, 2016, there were 55,844 open futures contracts and 2,565 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at March 31, 2016 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank AG	$209,867	$—	$—	$209,867
Deutsche Bank Securities, Inc.	224,928	—	—	224,928
JP Morgan Securities, LLC	459,599	—	—	459,599
SG Americas Securities, LLC	4,155,538	—	—	4,155,538
Société Générale Newedge UK Limited	371,924	—	—	371,924
UBS AG	1,063,618	—	—	1,063,618
Total	$6,485,474	$—	$—	$6,485,474

For the three months ended March 31, 2016, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended March 31, 2016
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(2,719,878)	$(667,476)
Currencies	(578,833)	(1,512,794)
Energy	17,211,049	(3,774,739)
Equity indices	(645,806)	2,683,061
Interest rate instruments	35,045,497	7,798,884
Metals	(2,537,558)	(4,246,220)
Single stock futures	(165,870)	146,671
Total futures contracts	45,608,601	427,387

Forward currency contracts	(356,607)	3,259,900

Swap contract	8,706,658	(3,440,896)
Total futures, forward currency and swap contracts	$53,958,652	$246,391

For the three months ended March 31, 2016, the number of futures contracts closed was 436,228 and the number of forward currency contracts closed was 39,165.

At December 31, 2015, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

December 31, 2015	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$2,931,852	$(1,461,791)	$1,470,061
Currencies	3,316,471	(1,217,210)	2,099,261
Energy	7,683,689	(4,097,422)	3,586,267
Equity indices	1,783,774	(3,210,617)	(1,426,843)
Interest rate instruments	3,071,712	(7,267,680)	(4,195,968)
Metals	10,856,826	(8,116,188)	2,740,638
Single stock futures	349,078	(209,816)	139,262
Net unrealized gain (loss) on open futures contracts	$29,993,402	$(25,580,724)	$4,412,678

Net unrealized gain (loss) on open forward currency contracts	$5,908,603	$(7,523,094)	$(1,614,491)

Net unrealized gain (loss) on swap contract*	$3,440,896	$—	$3,440,896

*At December 31, 2015, the sector exposure of the CTA indices underlying the swap was:

Agricultural commodities	6%
Currencies	22%
Energy	5%
Equity indices	12%
Interest rate instruments	47%
Metals	8%
Total	100%

At December 31, 2015, there were 62,863 open futures contracts and 2,065 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2015 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank AG	$3,453,274	$—	$—	$3,453,274
Deutsche Bank Securities, Inc.	(54,937)	—	—	(54,937)
JP Morgan Securities, LLC	(1,431,600)	—	—	(1,431,600)
SG Americas Securities, LLC	5,899,215	—	—	5,899,215
Société Générale Newedge UK Limited	(1,576,239)	—	—	(1,576,239)
UBS AG	(50,630)	—	—	(50,630)
Total	$6,239,083	$—	$—	$6,239,083

For the three months ended March 31, 2015, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended March 31, 2015
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(2,206,915)	$1,944,044
Currencies	16,107,345	(3,897,496)
Energy	9,656,461	(7,606,789)
Equity indices	25,028,539	(1,489,043)
Interest rate instruments	30,156,761	(92,672)
Metals	(3,874,415)	(860,806)
Single stock futures	(26,246)	(554,625)
Total futures contracts	74,841,530	(12,557,387)

Forward currency contracts	1,431,030	1,021,514

Swap contract	—	3,413,204
Total futures, forward currency and swap contracts	$76,272,560	$(8,122,669)

For the three months ended March 31, 2015, the number of futures contracts closed was 457,383 and the number of forward currency contracts closed was 27,470.

4.	General Partner

At March 31, 2016 and December 31, 2015, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund; however, the beneficiary of the majority shareholder of the General Partner had the following investment in Class I Units:

	March 31, 2016	December 31, 2015
Units Owned	254.4114	254.4114
Value of Units	$268,800	$250,383

The General Partner earns the following compensation:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A and Class B Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A and Class B Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units calculated monthly. The general partner performance fee is payable quarterly in arrears.

▪	Management fee – SMFF incurs a monthly fee equal to 1/12th of 1.25% of the month-end net asset value of the trust, payable in arrears to the General Partner.

▪	Distribution (12b-1) fee – SMFF incurs a monthly 12b-1 fee of 1/12th of 0.25% of the month-end net asset value of the Class A and N shares, and 1/12th of 1% of the month-end value of the Class C shares.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Selling agent fees amounted to $2,195,501 and $2,458,974 for the three months ended March 31, 2016 and 2015, respectively. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. Broker dealer servicing fees amounted to $109,358 and $137,353 for the three months ended March 31, 2016 and 2015, respectively. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

▪	Operating Services Fee – SMFF incurs a monthly fee equal to 1/12th of 0.5% of the month-end net asset value of the trust, payable to the General Partner. The General Partner, in turn, pays the operating expenses of the trust, pursuant to an operating services agreement between the parties.

▪	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the fund, payable in arrears to the General Partner. The General Partner, in turn, pays the administrative expenses of the Fund. Administrative expenses include accounting, audit, legal, salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund; such as, salaries and commissions of General Partner marketing personnel, administrative employee salaries and related costs.

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

The Fund has advisory agreements with various commodity trading advisors, pursuant to which the Fund incurs a monthly advisor management fee that ranges from 0% to 1.5% per annum of allocated net assets (as defined in each respective advisory agreement), paid monthly or quarterly in arrears. Additionally, the Fund incurs advisor incentive fees, payable quarterly in arrears, ranging from 0% to 30% of net new trading profits (as defined in each respective advisory agreement).

J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) provide cash management services to the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.10% of the investments in securities and certificates of deposit.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At March 31, 2016 and December 31, 2015, the Fund had margin deposit requirements of $83,500,503 and $98,809,677, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A and B units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, B or I interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At March 31, 2016 and December 31, 2015, the Fund received advance subscriptions of $2,130,402 and $1,086,965, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

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

Purchase and sale of futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss of contract value. The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited. The Fund uses SG Americas Securities, LLC, JP Morgan Securities, LLC and Deutsche Bank Securities, Inc. as its futures brokers and Société Générale Newedge UK Limited, UBS AG and Deutsche Bank AG as its forward currency counterparties.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at March 31, 2016.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$79,657,968	$48,266,390	$213,132,807	$57,266,150	$25,166,974	$423,490,289	63.66%
Australia	—	2,794,494	11,021,755	—	—	13,816,249	2.08%
Great Britain	—	4,735,486	7,073,747	—	—	11,809,233	1.78%
Netherlands	—	—	9,470,073	—	—	9,470,073	1.42%
Canada	—	500,000	5,664,255	—	2,387,995	8,552,250	1.29%
Luxumbourg	—	—	6,822,430	—	—	6,822,430	1.03%
Sweden	—	599,451	4,086,449	—	706,064	5,391,964	0.81%
British Virgin Islands	—	—	4,820,244	—	—	4,820,244	0.72%
France	—	3,980,028	—	—	—	3,980,028	0.60%
Japan	—	—	2,372,091	—	—	2,372,091	0.36%
Venezuela	—	2,098,775	—		—	2,098,775	0.32%
Germany	—	1,989,140	—	—	—	1,989,140	0.30%
Hong Kong	—	1,398,933	—	—	—	1,398,933	0.21%
Mexico	—	—	1,294,314	—	—	1,294,314	0.19%
Ireland	—	—	1,016,210	—	—	1,016,210	0.15%
Singapore	—	399,932	—	—	—	399,932	0.06%
Cayman Islands	—	—	227,063	—	—	227,063	0.03%
Total	$79,657,968	$66,762,629	$267,001,438	$57,266,150	$28,261,033	$498,949,218	75.01%

The following table presents the exposure at December 31, 2015.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$76,996,959	$35,057,379	$196,888,445	$52,248,612	$14,993,807	$376,185,202	58.41%
Australia	—	3,094,764	10,524,403	—	—	13,619,167	2.12%
Switzerland	—	—	9,753,172	—	—	9,753,172	1.52%
Netherlands	—	—	12,340,048	—	—	12,340,048	1.92%
Great Britain	—	2,698,571	7,189,651	—	—	9,888,222	1.54%
Japan	—	5,797,609	3,585,734	—	—	9,383,343	1.46%
Canada	—	899,078	4,466,438	—	4,001,034	9,366,550	1.46%
Luxumbourg	—	—	6,870,944	—	—	6,870,944	1.07%
Sweden	—	449,810	3,798,693	—	1,705,349	5,953,852	0.93%
British Virgin Islands	—	—	4,798,968	—	—	4,798,968	0.75%
France	—	4,067,748	—	—	—	4,067,748	0.63%
Norway	—	2,998,889	—	—	—	2,998,889	0.47%
Germany	—	—	767,886	—	2,010,319	2,778,205	0.43%
Hong Kong	—	1,394,628	—	—	—	1,394,628	0.22%
Mexico	—	—	1,300,842	—	—	1,300,842	0.20%
Spain	—	—	1,017,721	—	—	1,017,721	0.16%
Ireland	—	—	1,012,921	—	—	1,012,921	0.16%
Singapore	—	799,736	—	—	—	799,736	0.12%
Cayman Islands	—	—	229,384	—	—	229,384	0.04%
Total	$76,996,959	$57,258,212	$264,545,250	$52,248,612	$22,710,509	$473,759,542	73.61%

9.	Indemnifications

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

The consolidated statements of financial condition, including the consolidated condensed schedule of investments, at March 31, 2016, the consolidated statements of operations, the consolidated statements of cash flows, and consolidated statement of changes in partners’ capital (net asset value) for the three months ended March 31, 2016 and 2015, and the accompanying notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such consolidated financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at March 31, 2016, results of operations, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2016 and 2015. The results of operations for the three months ended March 31, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year or any other period. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three months ended March 31, 2016 and 2015, assuming the unit was outstanding throughout the entire period:

	Three Months Ended March 31,
	2016			2015
	Class A	Class B	Class I	Class A	Class B	Class I
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,212.26	$6,142.34	$984.17	$4,414.30	$6,323.56	$1,004.98
Net realized and change in unrealized gain (loss) on investments (1)	351.85	512.39	82.00	396.80	569.10	90.65
Net investment income (loss) (1)	(69.45)	(71.25)	(9.61)	(117.71)	(139.20)	(21.71)
Total income (loss) from operations	282.40	441.14	72.39	279.09	429.90	68.94

Net asset value per unit, end of period	$4,494.66	$6,583.48	$1,056.56	$4,693.39	$6,753.46	$1,073.92

Total return (4)	6.70%	7.18%	7.36%	6.32%	6.80%	6.86%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	6.70%	4.82%	4.12%	10.44%	8.61%	8.44%
General Partner 1% allocation (4)	0.07%	0.07%	0.07%	0.06%	0.07%	0.07%
Net total expenses	6.77%	4.89%	4.19%	10.50%	8.68%	8.51%

Net investment income (loss) (2) (3) (5)	(5.98)%	(4.11)%	(3.41)%	(10.04)%	(8.21)%	(8.04)%

Total returns are calculated based on the change in value of a Class A, Class B or Class I Unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

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

(3) Ratios have been annualized.

(4) Ratios have not been annualized.

(5) Ratio excludes General Partner 1% allocation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of March 31, 2016 and first quarter 2016 gross performance contribution by sector was as follows:

Risk Allocation	Net Position	Sector	Gross Performance Contribution
8%	Short	Agriculture	-0.45%
8%	Short	Energy products	2.05%
7%	Long	Metals	-1.03%
28%	Long non-USD	Currencies	0.09%
19%	Long	Equity indices	0.19%
30%	Long	Interest rates	6.45%

The dominant strategy employed by the Fund’s trading advisors is trend-following. As such, the largest positions tend to reflect the strongest current market trends. As of quarter end, the Fund’s largest risk exposure was in interest rates, with long positions in most global bond markets. The second biggest sector exposure was in currencies, with long positions in emerging market currencies, the Australian dollar and the Japanese yen, and short positions in the Euro and British pound. Other positions are modestly sized including a long position in U.S. equities, a long position in precious metals, a short position in grains, and a short position in oil and natural gas.

The Fund added one new manager to the portfolio, Fulcrum Asset Management LLP, at the end of January. Fulcrum’s Trend Hedge strategy seeks to mitigate some of the tail risk in trend-following strategies when there are large, sharp market reversals.

In March, the Steben Managed Futures Strategy Fund (“SMFF”) terminated its total return swap and directly engaged trading advisors to speculatively trade futures contracts, forward currency contracts and other financial instruments. The result of this change was to lower the overall fees of SMFF.

Results of Operations

The returns for each Class of Units for the three months ended March 31, 2016 and 2015 were:

Class of Units	2016	2015
Class A	6.70%	6.32%
Class B	7.18%	6.80%
Class I	7.36%	6.86%

Further analysis of the trading gains and losses is provided below.

2016

January

The Fund made a strong start to 2016, highlighting the non-correlation and diversification potential of managed futures amid prevailing risk-averse sentiment and a sell-off in stocks. Poor economic data from China fueled fear among equity investors of a global growth slowdown. The S&P 500 Index lost 4.96%, while the Euro Stoxx 50 fell 6.62% and the Nikkei dropped 7.95%. In energy markets, crude oil prices continued their descent, dipping below $30 per barrel due to weak demand and the prospect of higher production after the lifting of sanctions against Iran. The European Central Bank responded with talk of more aggressive monetary easing, while the Bank of Japan made a surprise move to negative interest rates, causing a rally in bond markets.

The Fund was profitable in January, posting its best monthly performance since 2008 by capitalizing on bearish market trends. The fixed income sector was the strongest contributor, as the Fund made gains from long positions in European and Japanese bond futures. In energy markets, short crude oil exposure also generated positive returns. Performance was more muted in other sectors, with modest gains and losses. Overall, the Fund finished the month with a gain of 5.77%, 5.93% and 6.02% for Class A, B and I Units, respectively.

February

The Fund extended its strong start to the year in February, further underscoring the non-correlation and diversification potential of managed futures amid rising and falling markets. Key risk factors that weighed on global markets included China’s economic slowdown, U.S. political theater, as well as the risk of a “Brexit”, a British exit from the European Union. Many major indices breached bear market levels by mid-February. However, equity markets recovered over the second half of the month as the U.S. economy exhibited signs of improvement. Commodity markets were broadly mixed and the S&P GSCI finished with its first monthly gain since last October. Natural gas prices fell dramatically due to warmer weather and oversupply, while precious metals rose on safe haven buying.

Fixed income was the top performing sector for the month, as the Fund benefitted from long positions in European, Japanese and U.S. bond futures. The energy sector was the second best performer due to a short position in natural gas and short exposure to crude oil. Other sectors had mixed performance, with modest overall return contribution. The Fund is positioned defensively as of month end, with long fixed income exposure complemented by short positions in commodities and mixed exposures in equities. Overall, the Fund finished the month with a gain of 3.88%, 4.03% and 4.03% for Class A, B and I Units, respectively.

March

The year started with a severe decline in risk assets. By mid-February, however, global financial markets began to reverse course. The rebound continued during March, buoyed by central bank meetings and accommodative monetary policy across Europe, Japan and the U.S. Dovish comments from the U.S. Federal Reserve further reduced the likelihood of rate hikes this year and placed selling pressure on the U.S. dollar. Improved market sentiment also impacted commodity markets, where the S&P GSCI Index jumped more than 6%. There were broad based gains across agricultural, energy, and metal futures.

In the month of March, losses for the Fund were primarily from the fixed income and energy sectors. Stronger risk appetite pushed interest rates higher in the U.S. and Europe, impacting the Fund’s long fixed income positions. In the energy sector, indications of supply reductions from major oil producers lifted crude prices back above $40 per barrel, before drifting lower over the second half of the month. Currencies were flat as losses in short euro contracts were offset by gains in long positions in the Australian dollar, Brazilian real and Turkish lira. At month end the Fund’s largest risk exposures were to fixed income and currencies. Overall, the Fund finished the month with a loss of 2.88%, 2.74% and 2.66% for Class A, B and I Units, respectively.

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

The Fund invests in U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, certificates of deposit, commercial paper, asset backed securities and corporate notes. Should an issuing entity default on its obligation to the Fund, the Fund bears the risk of loss of the amount expected to be received. The Fund minimizes this risk by only investing in securities and certificates of deposit of firms with high quality debt ratings.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at March 31, 2016 and December 31, 2015. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	March 31, 2016		December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$5,840,311	0.88%	$10,544,852	1.64%
Currencies	20,274,314	3.05	22,945,769	3.57
Energy	9,034,342	1.36	14,721,478	2.29
Equity indices	25,809,790	3.88	25,559,869	3.97
Interest rate instruments	16,961,553	2.55	16,494,300	2.56
Metals	5,048,708	0.76	9,735,517	1.51
Single stock futures	3,902,796	0.59	5,787,197	0.90
Total	$86,871,814	13.07%	$105,788,982	16.44%

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

The following were the primary trading risk exposures of the Fund as of March 31, 2016, by market sector.

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

The following were the only non-trading risk exposures of the Fund as of March 31, 2016.

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

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at March 31, 2016 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

None.

Item 1A.	Risk Factors.

There have been no material changes from risk factors disclosed in the Fund’s Form 10-K for year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended March 31, 2016. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended March 31, 2016 were as follows:

	January	February	March	Total
A Units
Units redeemed	1,421.6025	1,987.9243	790.9802	4,200.5070
Average net asset value per unit	$4,455.34	$4,628.14	$4,494.66	$4,544.52

B Units
Units redeemed	400.4685	427.7721	450.5725	1,278.8131
Average net asset value per unit	$6,506.49	$6,768.92	$6,583.48	$6,621.40

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith of incorporated by reference.

Exhibit No.	Description of Exhibit

1.1(a)	Form of Selling Agreement

3.1(a)	Maryland Certificate of Limited Partnership.

4.1(a)	Limited Partnership Agreement.

10.1(a)	Form of Subscription Agreement

16.1(a)	Letter regarding change in certifying accountant.

31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement (File no. 000-50728) filed on April 29, 2004 on Form 10 under the 1934 Act, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Dated: May 13, 2016		Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)

