Form 10-Q
period 2016-06-30
FUTURES PORTFOLIO FUND L.P.
filed 2016-08-15
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes ☐   No ☒

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Financial Condition

June 30, 2016 and December 31, 2015

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Equity in broker trading accounts
Cash	$114,257,286	$122,736,345
Net unrealized gain (loss) on open futures contracts	29,272,138	4,412,678
Net unrealized gain (loss) on open forward currency contracts	4,070,847	(1,614,491)
Net unrealized gain (loss) on swap contract	—	3,440,896
Total equity in broker trading accounts	147,600,271	128,975,428
Cash and cash equivalents	34,605,960	56,290,425
Investments in securities, at fair value (cost $450,560,503 and $453,001,973)	450,393,961	451,049,033
Certificates of deposit (CDs), at fair value (cost $28,914,584 and $22,673,242)	28,996,631	22,710,509
General Partner 1% allocation receivable	—	271,430
Subscriptions receivable	204,829	85,414
Total assets	$661,801,652	$659,382,239

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$1,116,273	$1,301,752
Trading Advisor incentive fees payable	1,791,275	216,856
Commissions and other trading fees payable on open contracts	108,594	138,206
Cash Managers fees payable	114,272	109,594
General Partner management and performance fees payable	783,567	789,152
General Partner 1% allocation payable	391,629	—
Selling agent and broker dealer servicing fees payable – General Partner	724,079	735,514
Administrative expenses payable – General Partner	153,112	155,471
Investment Manager fees payable	120,725	83,884
Distribution (12b-1) fees payable	2,280	2,204
Operating services fee payable	16,557	33,554
Redemptions payable	9,596,232	11,143,201
Subscriptions received in advance	1,657,373	1,086,965
Total liabilities	16,575,968	15,796,353

Partners’ Capital (Net Asset Value)
Class A Interests – 91,239.5336 and 98,034.9581 units outstanding at June 30, 2016 and December 31, 2015, respectively	407,113,938	412,948,548
Class B Interests – 31,453.9898 and 33,265.6588 units outstanding at June 30, 2016 and December 31, 2015, respectively	206,493,177	204,329,032
Class I Interests – 3,828.4541 units outstanding at June 30, 2016 and December 31, 2015, respectively	4,043,579	3,767,830
Non-controlling interest	27,574,990	22,540,476
Total partners’ capital (net asset value)	645,225,684	643,585,886
Total liabilities and partners’ capital (net asset value)	$661,801,652	$659,382,239

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments
June 30, 2016 (unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$40,000,000	9/22/16	U.S. Treasury Bill	0.20%	$39,977,600	6.19%
11,500,000	7/15/16	U.S. Treasury Notes	0.63%	11,533,633	1.79%
5,000,000	8/15/16	U.S. Treasury Notes	0.63%	5,013,312	0.78%
4,600,000	8/31/16	U.S. Treasury Notes	1.00%	4,620,067	0.72%
4,400,000	11/30/16	U.S. Treasury Notes	2.75%	4,453,721	0.69%
4,000,000	3/31/17	U.S. Treasury Notes	0.50%	4,005,379	0.62%
2,000,000	4/30/17	U.S. Treasury Notes	0.50%	2,001,589	0.31%
2,000,000	4/30/18	U.S. Treasury Notes	0.75%	2,008,465	0.31%
Total U.S. Treasury securities (cost: $73,614,654)				73,613,766	11.41%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$2,100,000	7/7/16	Hyundai Capital America	0.70%	2,099,756	0.33%
1,200,000	10/28/16	Hyundai Capital America	0.76%	1,196,080	0.19%
2,000,000	7/1/16	Nissan Motor Acceptance Corporation	0.67%	2,000,000	0.31%
400,000	7/22/16	PACCAR Financial Corp.	0.48%	399,888	0.06%
Banks
400,000	7/6/16	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.63%	399,965	0.06%
1,500,000	7/15/16	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.63%	1,499,633	0.23%
1,700,000	7/22/16	Mizuho Bank, Ltd.	0.60%	1,699,405	0.26%
400,000	8/9/16	Mizuho Bank, Ltd.	0.58%	399,749	0.06%
1,600,000	9/9/16	Oversea-Chinese Banking Corporation Ltd	0.59%	1,598,164	0.25%
400,000	9/1/16	Oversea-Chinese Banking Corporation Ltd	0.58%	399,600	0.06%
2,100,000	7/18/16	Standard Chartered Bank	0.62%	2,099,385	0.33%
Beverages
1,700,000	7/20/16	Bacardi U.S.A., Inc.	0.79%	1,699,291	0.26%
1,400,000	7/5/16	Brown-Forman Corporation	0.56%	1,399,913	0.22%
500,000	7/7/16	Brown-Forman Corporation	0.58%	499,952	0.08%
1,700,000	11/17/16	Coca-Cola Company	1.02%	1,695,491	0.26%
1,000,000	1/4/17	Coca-Cola Company	0.96%	996,042	0.15%
Commerical
1,200,000	9/14/16	ERAC USA Finance LLC	0.25%	1,197,826	0.19%
Diversified financial services
1,500,000	7/5/16	DCAT, LLC	0.66%	1,499,890	0.23%
1,700,000	8/12/16	Gotham Funding Corporation	0.50%	1,699,008	0.26%
500,000	7/1/16	ING (U.S.) Funding LLC	0.54%	500,000	0.08%
400,000	7/11/16	Intercontinental Exchange, Inc.	0.50%	399,944	0.06%
1,700,000	8/10/16	Intercontinental Exchange, Inc.	0.53%	1,698,999	0.26%
400,000	9/2/16	J.P. Morgan Securities LLC	0.63%	399,559	0.06%
1,600,000	7/8/16	Manhattan Asset Funding Company LLC	0.50%	1,599,844	0.25%
1,450,000	8/16/16	Nieuw Amsterdam Receivables Corporation	0.55%	1,448,981	0.22%
Electronics
1,500,000	7/13/16	Amphenol Corporation	0.75%	1,499,625	0.23%
Energy
2,000,000	7/27/16	Dominion Resources, Inc.	0.75%	1,998,917	0.31%
1,900,000	7/13/16	Duke Energy Corporation	0.76%	1,899,519	0.29%
500,000	7/25/16	Oglethorpe Power Corporation	0.48%	499,840	0.08%
2,100,000	7/18/16	Pacific Gas and Electric Company	0.70%	2,099,306	0.33%
1,700,000	7/6/16	Questar Corporation	0.66%	1,699,844	0.26%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
June 30, 2016 (unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Healthcare
$2,100,000	7/11/16	Catholic Health Initiatives	0.72%	$2,099,580	0.33%
Household products
500,000	8/2/16	Clorox Company	0.70%	499,689	0.08%
Life insurance
1,600,000	8/4/16	AXA Financial, Inc.	0.70%	1,598,942	0.25%
2,100,000	7/12/16	Nationwide Life Insurance Company	0.52%	2,099,666	0.33%
Pharmaceutical
400,000	7/25/16	Pfizer Inc.	0.46%	399,877	0.06%
REITs
500,000	7/6/16	Simon Property Group, L.P.	0.50%	499,965	0.08%
1,600,000	8/8/16	Simon Property Group, L.P.	0.50%	1,599,156	0.25%
Total U.S. commercial paper (cost: $48,971,034)				49,020,291	7.60%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$500,000	8/26/16	Bank of Nova Scotia	0.60%	499,533	0.08%
1,700,000	7/8/16	DBS Bank Ltd.	0.59%	1,699,805	0.27%
500,000	8/19/16	DNB Bank ASA	0.51%	499,653	0.08%
1,000,000	8/18/16	HSBC Bank PLC	0.51%	999,393	0.15%
700,000	10/17/16	Macquarie Bank Limited	1.02%	698,468	0.11%
500,000	8/31/16	Nordea Bank AB	0.55%	499,534	0.08%
Chemicals
1,500,000	1/9/17	BASF SE	1.00%	1,493,141	0.23%
Diversified financial services
500,000	7/8/16	Ontario Teachers Finance Trust	0.55%	499,947	0.08%
Energy
1,200,000	1/6/17	Electricite de France	1.11%	1,192,014	0.18%
800,000	1/9/17	Electricite de France	1.11%	794,579	0.12%
2,000,000	7/18/16	Engie	0.75%	1,999,292	0.31%
1,000,000	11/10/16	Engie	0.49%	997,580	0.15%
400,000	7/15/16	Total Capital Canada Ltd.	0.59%	399,908	0.06%
1,500,000	8/1/16	Total Capital Canada Ltd.	0.60%	1,499,225	0.23%
Household products
2,000,000	10/3/16	Reckitt Benckiser Treasury Services PLC	0.50%	1,997,055	0.31%
Pharmaceutical
1,700,000	8/8/16	Novartis Securities Investment Ltd.	0.49%	1,699,121	0.26%
500,000	8/24/16	Novartis Securities Investment Ltd.	0.52%	499,610	0.08%
Telecommunications
1,350,000	1/23/17	Vodafone Group Public Limited Company	1.02%	1,340,227	0.21%
Total foreign commercial paper (cost: $19,245,828)				19,308,085	2.99%
Total commercial paper (cost: $68,216,862)				68,328,376	10.59%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Advertising
$1,800,000	12/15/16	Rockwell Collins, Inc.	1.00%	1,802,062	0.28%
Automotive
566,000	7/13/18	American Honda Finance Corporation	1.09%	568,637	0.09%
368,000	2/22/19	American Honda Finance Corporation	1.48%	372,664	0.06%
2,500,000	9/15/16	Daimler Finance North America LLC	2.63%	2,527,773	0.39%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
June 30, 2016 (unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Automotive (continued)
$438,000	3/10/17	Daimler Finance North America LLC	1.13%	$439,519	0.07%
649,000	8/3/17	Daimler Finance North America LLC	1.35%	650,876	0.10%
6,700,000	3/2/18	Daimler Finance North America LLC	1.11%	6,661,307	1.03%
6,500,000	1/9/18	Ford Motor Credit Company LLC	1.57%	6,523,464	1.01%
850,000	1/9/18	Ford Motor Credit Company LLC	1.57%	853,068	0.13%
1,422,000	4/6/18	Nissan Motor Acceptance Corporation	1.43%	1,426,366	0.22%
1,400,000	9/23/16	Toyota Motor Credit Corporation	0.74%	1,400,620	0.22%
1,000,000	3/27/17	Toyota Motor Credit Corporation	0.97%	1,001,080	0.16%
670,000	2/19/19	Toyota Motor Credit Corporation	1.45%	670,564	0.10%
500,000	5/23/17	Volkswagen Group of America Finance, LLC	1.02%	497,025	0.08%
200,000	11/20/17	Volkswagen Group of America Finance, LLC	1.08%	198,741	0.03%
Banks
800,000	11/14/16	Bank of America, National Association	1.10%	801,824	0.12%
1,473,000	11/14/16	Bank of America, National Association	1.13%	1,476,050	0.23%
500,000	2/13/17	Capital One Bank	1.20%	502,553	0.08%
1,800,000	5/26/17	Credit Suisse AG	1.38%	1,803,895	0.28%
8,000,000	4/27/18	Credit Suisse AG	1.31%	8,007,458	1.23%
880,000	8/2/16	Huntington National Bank	1.35%	884,966	0.14%
900,000	11/20/16	Huntington National Bank	1.30%	902,346	0.14%
1,000,000	12/21/16	Mizuho Securities USA Inc.	0.51%	1,000,194	0.16%
1,123,000	9/19/16	PNC Funding Corp	2.70%	1,134,175	0.18%
570,000	10/3/16	PNC Realty Investors, Inc.	1.30%	572,401	0.09%
1,000,000	2/23/18	PNC Realty Investors, Inc.	1.50%	1,012,406	0.16%
1,800,000	1/30/17	U.S. Bank National Association	1.10%	1,809,183	0.28%
500,000	8/23/17	U.S. Bank National Association	1.10%	500,941	0.08%
806,000	9/11/17	U.S. Bank National Association	0.86%	805,659	0.12%
1,722,000	9/8/17	Wells Fargo & Company	1.40%	1,734,866	0.27%
834,000	1/22/18	Wells Fargo Bank, National Association	1.38%	839,905	0.13%
Beverages
3,617,000	1/15/18	Anheuser-Busch Companies, LLC	5.50%	3,951,902	0.61%
1,000,000	1/15/17	SABMiller Holdings Inc.	2.45%	1,017,920	0.16%
Commercial services
4,000,000	12/14/17	Visa Inc.	1.20%	4,019,587	0.62%
Computers
800,000	5/3/18	Apple Inc.	0.89%	801,498	0.12%
2,000,000	2/22/19	Apple Inc.	1.70%	2,046,429	0.32%
3,000,000	2/22/19	Apple Inc.	1.47%	3,038,210	0.47%
650,000	2/22/19	Apple Inc.	1.70%	665,089	0.10%
Diversified financial services
1,800,000	9/19/16	American Express Credit Corporation	2.80%	1,821,926	0.28%
1,000,000	6/5/17	American Express Credit Corporation	0.95%	996,140	0.15%
1,615,000	7/28/16	Bank of New York Company, Inc.	2.30%	1,632,381	0.25%
1,500,000	8/15/16	Berkshire Hathaway Finance Corporation	0.95%	1,505,908	0.23%
1,226,000	3/7/18	Berkshire Hathaway Finance Corporation	1.23%	1,233,272	0.19%
1,400,000	4/3/17	Branch Banking and Trust Company	1.00%	1,403,716	0.22%
800,000	5/10/19	Branch Banking and Trust Company	1.16%	801,544	0.12%
1,500,000	7/15/16	Capital One Financial Corporation	3.15%	1,522,643	0.24%
400,000	12/15/17	Goldman Sachs Group, Inc.	1.45%	399,242	0.06%
3,500,000	2/15/19	Goldman Sachs Group, Inc.	7.50%	4,103,482	0.64%
3,000,000	4/25/19	Goldman Sachs Group, Inc.	1.68%	3,008,589	0.47%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
June 30, 2016 (unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Diversified financial services (continued)
$3,000,000	10/15/18	Intercontinental Exchange, Inc.	2.50%	$3,091,343	0.48%
2,600,000	7/28/16	Jackson National Life Global Funding	0.89%	2,604,528	0.40%
798,000	4/5/17	MassMutual Global Funding II	2.00%	808,797	0.13%
3,500,000	4/10/17	Metropolitan Life Global Funding I	1.30%	3,521,165	0.55%
1,000,000	4/10/17	Metropolitan Life Global Funding I	1.01%	1,003,500	0.16%
1,060,000	10/18/16	Morgan Stanley	5.75%	1,086,556	0.17%
4,900,000	1/9/17	Morgan Stanley	5.45%	5,136,763	0.80%
1,000,000	1/9/17	Morgan Stanley	5.45%	1,048,319	0.16%
500,000	2/1/19	Morgan Stanley	2.45%	515,195	0.08%
8,125,000	2/9/18	MUFG Americas Holdings Corporation	1.20%	8,120,201	1.25%
1,000,000	3/1/17	New York Life Global Funding	1.13%	1,005,816	0.16%
1,614,000	10/30/17	New York Life Global Funding	1.30%	1,626,415	0.25%
1,500,000	10/5/17	NYSE Euronext	2.00%	1,519,191	0.24%
5,000,000	11/25/16	Pricoa Global Funding I	1.15%	5,009,671	0.78%
1,675,000	6/27/18	Pricoa Global Funding I	0.50%	1,675,242	0.26%
1,800,000	12/1/17	Principal Life Global Funding II	1.17%	1,804,391	0.28%
2,000,000	9/26/16	UBS AG	1.14%	2,001,603	0.31%
1,000,000	6/1/17	UBS AG	1.38%	1,002,665	0.16%
4,750,000	6/1/17	UBS AG	1.23%	4,756,923	0.74%
1,757,000	12/13/16	USAA Capital Corporation	2.25%	1,778,159	0.28%
Energy
1,000,000	8/1/16	Arizona Public Service Company	6.25%	1,029,836	0.16%
1,461,000	11/9/17	Chevron Corporation	0.99%	1,462,971	0.23%
500,000	9/15/16	Dayton Power and Light Company	1.88%	503,580	0.08%
1,000,000	8/15/16	Georgia Power Company	1.03%	1,001,741	0.16%
3,350,000	12/1/17	Kinder Morgan, Inc.	2.00%	3,335,584	0.52%
4,778,000	7/15/16	Pioneer Natural Resources Company	5.88%	4,916,038	0.76%
Healthcare
10,000,000	6/7/18	Aetna Inc.	1.70%	10,092,389	1.55%
500,000	1/15/18	Anthem, Inc.	1.88%	507,778	0.08%
1,500,000	3/15/18	Medtronic, Inc.	1.50%	1,520,560	0.24%
7,750,000	1/17/17	UnitedHealth Group Incorporated	1.08%	7,807,318	1.20%
4,775,000	4/1/18	Zimmer Biomet Holdings, Inc.	2.00%	4,843,283	0.75%
Insurance
2,700,000	10/18/16	American International Group, Inc.	5.60%	2,764,086	0.43%
Machinery
994,000	11/20/17	Caterpillar Financial Services Corporation	0.88%	994,241	0.15%
789,000	2/23/18	Caterpillar Financial Services Corporation	1.35%	795,430	0.12%
700,000	7/11/17	John Deere Capital Corporation	1.08%	703,986	0.11%
1,000,000	1/8/19	John Deere Capital Corporation	1.20%	1,007,456	0.16%
Manufacturing
1,000,000	1/9/17	General Electric Capital Corporation	0.91%	1,003,173	0.16%
241,000	2/25/17	Illinois Tool Works Inc.	0.90%	241,882	0.04%
Pharmaceutical
7,775,000	5/14/18	AbbVie Inc.	1.80%	7,847,619	1.21%
1,400,000	10/7/16	Bayer US Finance LLC	0.88%	1,402,069	0.22%
500,000	3/17/17	EMD FIN LLC	1.01%	499,746	0.08%
750,000	12/1/16	Gilead Sciences, Inc.	3.05%	758,671	0.12%
REITs
950,000	9/15/16	HCP, Inc.	6.30%	976,288	0.15%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
June 30, 2016 (unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Retail
$3,500,000	7/20/18	CVS Health Corporation	1.90%	$3,585,775	0.56%
4,750,000	9/10/18	Home Depot, Inc.	2.25%	4,928,446	0.76%
1,500,000	10/15/16	Lowe`s Companies, Inc.	5.40%	1,536,927	0.24%
Software
2,000,000	8/18/17	International Business Machines Corporation	1.08%	2,009,422	0.31%
900,000	7/7/17	Oracle Corporation	0.83%	899,264	0.14%
600,000	4/15/18	Oracle Corporation	5.75%	657,533	0.10%
Telecommunication
1,500,000	8/15/16	AT&T Inc.	2.40%	1,516,225	0.23%
2,000,000	2/15/19	AT&T Inc.	5.80%	2,267,622	0.35%
2,150,000	9/15/16	Verizon Communications, Inc.	2.18%	2,159,267	0.33%
4,800,000	6/9/17	Verizon Communications, Inc.	1.06%	4,805,979	0.74%
Transportation
4,500,000	10/28/16	Kansas City Southern	1.33%	4,511,125	0.70%
Total U.S. corporate notes (cost: $217,553,393)				217,361,819	33.69%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,200,000	12/13/16	Bank of Nova Scotia	1.08%	2,202,791	0.34%
2,365,000	9/9/16	Bank of Tokyo-Mitsubishi UFJ, Ltd.	1.55%	2,378,968	0.37%
1,584,000	9/22/16	Barclays Bank PLC	5.00%	1,619,204	0.25%
1,998,000	3/13/17	Commonwealth Bank of Australia	1.02%	1,999,382	0.31%
548,000	1/19/17	Cooperatieve Rabobank U.A.	3.38%	563,407	0.09%
5,000,000	8/17/18	ING Bank N.V.	1.41%	4,979,098	0.77%
1,500,000	8/15/16	Macquarie Bank Limited	2.00%	1,513,163	0.23%
500,000	2/22/17	Macquarie Bank Limited	5.00%	520,382	0.08%
2,000,000	12/9/16	National Australia Bank Limited	0.91%	2,001,518	0.31%
5,000,000	7/23/18	National Australia Bank Limited	1.28%	4,981,295	0.77%
1,800,000	4/4/17	Svenska Handelsbanken AB	2.88%	1,835,355	0.28%
882,000	9/29/17	Swedbank AB	2.13%	896,005	0.14%
1,500,000	7/23/18	Toronto-Dominion Bank	1.18%	1,499,254	0.23%
Diversified financial services
800,000	1/29/18	Caisse centrale Desjardins	1.30%	799,685	0.12%
Energy
1,000,000	5/10/17	Shell International Finance B.V.	0.95%	1,002,472	0.16%
Manufactoring
222,000	1/13/17	Hutchison Whampoa International (11) Limited	3.50%	228,401	0.04%
Pharmaceuticals
6,790,000	3/12/18	Actavis Funding SCS	1.74%	6,829,436	1.07%
Semiconductor
1,520,000	10/17/16	Siemens Financieringsmaatschappij N.V.	5.75%	1,559,261	0.24%
Telecommunication
1,287,000	9/8/16	America Movil, S.A.B. De C.V.	2.38%	1,300,237	0.20%
Total foreign corporate notes (cost: $38,749,702)				38,709,314	6.00%
Total corporate notes (cost: $256,303,095)				256,071,133	39.69%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
June 30, 2016 (unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,521,000	10/15/18	Ally Auto Receivables Trust	1.17%	$1,524,706	0.24%
388,232	9/20/17	Ally Auto Receivables Trust 2014-SN2	1.03%	388,307	0.06%
490,821	3/15/18	Ally Auto Receivables Trust 2015-2	0.98%	491,015	0.08%
467,667	8/15/18	Ally Auto Receivables Trust 2016-1	1.20%	468,707	0.07%
881,196	1/8/19	AmeriCredit Automobile Receivables Trust 2006-A-F	1.07%	881,749	0.14%
267,035	2/8/19	AmeriCredit Automobile Receivables Trust 2006-A-F	0.90%	267,120	0.04%
2,000,000	6/10/19	AmeriCredit Automobile Receivables Trust 2014-3	1.15%	2,001,548	0.32%
67,080	4/9/18	AmeriCredit Automobile Receivables Trust 2014-4	0.85%	67,108	0.01%
375,000	7/15/24	ARI Fleet Lease Trust 2016-A	1.82%	376,316	0.06%
237,953	4/16/18	Bank of the West Auto Trust 2015-1	0.87%	237,938	0.04%
675,000	1/22/18	BMW Vehicle Lease Trust	1.17%	675,876	0.10%
1,321,914	1/22/18	BMW Vehicle Lease Trust 2015-2	1.07%	1,323,009	0.21%
525,000	7/20/18	Capital Auto Receivables Asset Trust 2013-4	1.47%	526,081	0.08%
400,433	10/20/17	Capital Auto Receivables Asset Trust 2015-2	0.85%	400,405	0.06%
131,749	2/15/18	CarMax Auto Owner Trust 2014-4	0.67%	131,774	0.02%
573,190	6/15/18	CarMax Auto Owner Trust 2015-2	0.82%	573,214	0.09%
537,310	2/7/27	Chesapeake Funding LLC	0.94%	536,669	0.08%
400,000	7/15/19	Drive Auto Receivables Trust	1.67%	400,997	0.06%
4,626	3/20/19	Enterprise Fleet Financing, LLC	1.06%	4,627	0.00%
321,004	5/15/18	Fifth Third Auto Trust 2015-1	1.02%	321,265	0.05%
570,923	5/15/18	Ford Credit Auto Lease 2015-B	1.04%	571,229	0.09%
93,509	9/15/17	Ford Credit Auto Lease Trust 2014-B	0.89%	93,541	0.01%
1,520,000	11/15/18	Ford Credit Auto Lease Trust 2016-A	1.42%	1,523,579	0.24%
239,803	3/15/18	Ford Credit Auto Owner Trust 2012-D	0.67%	239,697	0.04%
589,631	3/15/18	Ford Credit Auto Owner Trust 2015-B	0.72%	589,685	0.09%
554,000	3/15/19	Ford Credit Auto Owner Trust 2016-B	1.08%	554,753	0.09%
500,000	7/20/19	GE Dealer Floorplan Master Note	0.83%	498,982	0.08%
600,645	1/15/19	Harley-Davidson Motorcycle Trust 2015-2	0.80%	600,736	0.09%
921,313	4/10/28	Hertz Fleet Lease Funding LP	0.84%	921,118	0.14%
45,543	5/15/17	Honda Auto Receivables 2013-3 Owner Trust	0.77%	45,559	0.01%
879,985	9/18/17	Honda Auto Receivables 2013-4 Owner Trust	0.69%	879,798	0.14%
141,548	6/15/17	Honda Auto Receivables 2015-1 Owner Trust	0.70%	141,576	0.02%
385,605	11/20/17	Honda Auto Receivables 2015-3 Owner Trust	0.92%	385,810	0.06%
796,933	7/23/18	Honda Auto Receivables 2015-4 Owner Trust	0.82%	796,875	0.12%
719,000	6/18/18	Honda Auto Receivables 2016-1 Owner Trust	1.01%	719,727	0.11%
1,460,000	9/17/18	Honda Auto Receivables Owner Trust	1.13%	1,464,166	0.23%
1,313,625	11/15/17	Hyundai Auto Lease Securitization Tr 2014-B	0.98%	1,314,541	0.20%
169,456	10/16/17	Hyundai Auto Receivables Trust 2015-A	0.68%	169,478	0.03%
585,592	11/15/18	Hyundai Auto Receivables Trust 2015-C	0.99%	585,854	0.09%
713,000	6/17/19	Hyundai Auto Receivables Trust 2016-A	1.21%	714,952	0.11%
1,785,000	7/16/18	MBALT 2016-A A2A 1.33 16 JUL 2018	1.34%	1,790,293	0.28%
914,445	1/16/18	Mercedes-Benz Auto Lease Trust 2015-B	1.00%	915,123	0.14%
1,089,145	11/15/17	Nissan Auto Lease Trust 2015-A	0.79%	1,089,267	0.17%
346,467	8/15/18	Nissan Auto Receivables 2013-C Owner Trust	0.67%	346,275	0.05%
367,920	9/15/17	Nissan Auto Receivables 2015-A Owner Trust	0.67%	367,954	0.06%
1,005,000	4/15/19	Nissan Auto Receivables 2016-B Owner Trust	1.05%	1,007,191	0.16%
101,504	11/21/17	Porsche Innovative Lease Owner Tr 2015-1	0.79%	101,461	0.02%
427,028	9/17/18	Santander Drive Auto Receivables Trust 2014-4	1.08%	427,297	0.07%
914,597	4/8/19	Santander Drive Auto Receivables Trust 2015-4	1.26%	915,658	0.14%
305,481	11/15/18	Santander Drive Auto Receivables Trust 2015-5	1.12%	305,810	0.05%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
June 30, 2016 (unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Asset Backed Securities (continued)
Face Value	Maturity Date	Name	Yield[1]
Automotive (continued)
$225,000	9/16/19	Santander Drive Auto Receivables Trust 2015-5	1.58%	$225,761	0.03%
244,000	7/15/19	Santaner Drive Auto Receivables Tr 2016-1	1.41%	244,524	0.04%
376,113	2/15/18	Toyota Auto Receivables 2015 Co-owner Tr	0.77%	376,204	0.06%
617,000	8/15/17	Toyota Auto Receivables 2016-A Owner Trust	1.03%	618,113	0.10%
77,792	8/21/17	Volkswagen Auto Loan Enhanced Trust 2013-1	0.56%	77,768	0.01%
303,761	4/20/18	Volkswagen Auto Loan Enhanced Trust 2013-2	0.70%	303,221	0.05%
288,759	10/22/18	Volkswagen Auto Loan Enhanced Trust 2014-1	0.91%	287,878	0.04%
Commerical mortgage
1,533,077	1/15/49	Banc of America Commercial Mortgage Trust 2007-1	5.43%	1,559,366	0.24%
772,056	10/15/49	Citigroup Commercial Mortgage Trust 2006-C5	5.43%	777,032	0.12%
638,502	9/15/39	LB-UBS Commercial Mortgage Trust 2006-C6	5.37%	640,891	0.10%
970,075	12/12/49	ML-CFC Commercial Mortgage Trust 2006-4	5.17%	979,793	0.15%
467,442	2/12/44	Morgan Stanley Capital I Trust 2007-HQ11	0.58%	464,046	0.07%
Credit card
1,000,000	1/15/20	BA Credit Card Trust	0.73%	1,000,025	0.15%
2,000,000	9/16/19	Capital One Multi-Asset Execution Trust	0.96%	2,002,083	0.31%
1,500,000	1/15/20	Capital One Multi-Asset Execution Trust	1.26%	1,505,606	0.23%
850,000	10/15/18	Chase Issuance Trust	1.01%	850,832	0.13%
2,000,000	9/7/18	Citibank Credit Card Issuance Trust	1.32%	2,010,217	0.31%
1,760,000	11/7/18	Citibank Credit Card Issuance Trust	0.86%	1,762,646	0.27%
1,500,000	2/22/19	Citibank Credit Card Issuance Trust	1.02%	1,507,053	0.23%
1,000,000	3/15/21	World Financial Network Credit Card Master Note Trust	1.26%	999,490	0.15%
Other
234,931	8/15/18	CNH Equipment Trust 2013-B	0.69%	234,813	0.04%
474,966	2/15/18	John Deere Owner Trust 2015	0.87%	475,112	0.07%
985,000	10/15/18	John Deere Owner Trust 2016	1.15%	986,420	0.15%
184,816	12/15/17	Kubota Credit Owner Trust 2015-1	0.94%	184,797	0.03%
Student loans
203,548	5/16/22	Navient Private Education Loan Tr 2014-A	0.92%	203,491	0.03%
28,605	8/15/25	SLM Private Education Loan Trust 2012-A	1.84%	28,633	0.00%
24,842	8/15/23	SLM Private Education Loan Trust 2012-C	1.54%	24,854	0.00%
209,365	10/16/23	SLM Private Education Loan Trust 2012-E	1.19%	209,312	0.03%
164,357	8/15/22	SLM Private Education Loan Trust 2013-A	1.04%	164,289	0.03%
Total U.S. asset backed securities (cost: $52,425,892)				52,380,686	8.11%
Total investments in securities (cost: $450,560,503)				$450,393,961	69.80%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,000,000	6/30/17	Bank of Montreal	1.00%	$1,000,029	0.15%
2,000,000	11/14/16	BMO Harris Bank National Association	1.09%	2,012,753	0.31%
1,800,000	5/23/17	Canadian Imperial Bank of Commerce	1.02%	1,803,797	0.28%
1,000,000	5/24/17	Canadian Imperial Bank of Commerce	1.06%	1,001,313	0.15%
2,000,000	8/25/16	Cooperatieve Rabobank U.A.	0.82%	2,006,903	0.31%
1,000,000	5/3/17	Credit Suisse Group AG	1.40%	1,003,464	0.16%
1,622,000	5/24/17	National Bank of Canada	1.06%	1,620,573	0.25%
2,000,000	2/13/17	Nordea Bank Finland PLC	0.91%	2,002,540	0.31%
1,000,000	10/14/16	Royal Bank of Canada	0.88%	1,002,602	0.16%
2,000,000	3/22/18	Royal Bank of Canada	1.35%	2,000,673	0.31%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
June 30, 2016 (unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Certificates of Deposit (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$1,200,000	8/4/16	Standard Chartered Bank	0.80%	$1,209,168	0.19%
1,800,000	3/30/17	State Street Bank and Trust Company	0.91%	1,800,046	0.28%
700,000	7/5/16	Sumitomo Mitsui Banking Corporation	0.82%	700,461	0.11%
1,000,000	12/7/17	Svenska Handelsbanken AB	1.16%	1,002,025	0.15%
2,000,000	11/8/16	Toronto-Dominion Bank	1.00%	2,014,683	0.31%
2,000,000	5/3/17	Toronto-Dominion Bank	1.15%	2,005,758	0.31%
1,000,000	7/21/16	U.S. Bank National Association	0.79%	1,003,843	0.16%
1,500,000	1/19/17	Westpac Banking Corporation	0.98%	1,503,892	0.23%
1,000,000	3/17/17	Westpac Banking Corporation	1.13%	1,004,730	0.16%
Total U.S. certificates of deposit (cost: $27,619,193)				27,699,253	4.29%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$591,000	12/5/16	Bank of Nova Scotia	0.56%	591,409	0.09%
705,000	8/17/16	Svenska Handelsbanken AB	0.81%	705,969	0.11%
Total foreign certificates of deposit (cost: $1,295,391)				1,297,378	0.20%

Total certificates of deposit (cost: $28,914,584)				$28,996,631	4.49%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$899,801	0.14%
		Currencies		1,577,787	0.24%
		Energy		189,246	0.03%
		Equity indices		1,123,387	0.17%
		Interest rate instruments[2]		7,878,610	1.22%
		Metals[2]		10,046,511	1.57%
		Single stock futures		413,224	0.06%
Net unrealized gain (loss) on open long U.S. futures contracts				22,128,566	3.43%

Short U.S. Futures Contracts
		Agricultural commodities		2,217,060	0.34%
		Currencies		3,017,816	0.47%
		Energy		(452,023)	(0.07)%
		Equity indices		38,716	0.01%
		Interest rate instruments		(980,539)	(0.15)%
		Metals[2]		(9,486,618)	(1.48)%
		Single stock futures		(66,985)	(0.01)%
Net unrealized gain (loss) on open short U.S. futures contracts				(5,712,573)	(0.89)%

Total U.S. Futures Contracts - Net unrealized gain (loss) on open U.S. futures contracts				16,415,993	2.54%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
June 30, 2016 (unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Long Foreign Futures Contracts
Agricultural commodities	$57,301	0.01%
Currencies	441,405	0.07%
Energy	15,548	0.00%
Equity indices	1,192,375	0.18%
Interest rate instruments[2]	12,064,934	1.87%
Metals	237	0.00%
Net unrealized gain (loss) on open long foreign futures contracts	13,771,800	2.13%

Short Foreign Futures Contracts
Agricultural commodities	36,957	0.01%
Currencies	463,474	0.07%
Energy	18,501	0.00%
Equity indices	(506,772)	(0.08)%
Interest rate instruments	(913,789)	(0.14)%
Metals	(2,903)	0.00%
Single stock futures	(11,123)	0.00%
Net unrealized gain (loss) on open short foreign futures contracts	(915,655)	(0.14)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	12,856,145	1.99%

Net unrealized gain (loss) on open futures contracts	$29,272,138	4.53%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$(699,686)	(0.11)%
Short	3,202,319	0.50%
Net unrealized gain (loss) on open U.S. forward currency contracts	2,502,633	0.39%

Foreign Forward Currency Contracts
Long	(518,383)	(0.08)%
Short	2,086,597	0.32%
Net unrealized gain (loss) on open foreign forward currency contracts	1,568,214	0.24%

Net unrealized gain (loss) on open forward currency contracts	$4,070,847	0.63%

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

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments

December 31, 2015

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$ 50,000,000	2/18/16	U.S. Treasury Bill	0.09%	$ 49,993,194	7.77%
2,000,000	12/8/16	U.S. Treasury Bill	0.72%	1,988,643	0.31%
10,500,000	1/15/16	U.S. Treasury Notes	0.38%	10,517,770	1.63%
1,750,000	3/15/16	U.S. Treasury Notes	0.38%	1,752,420	0.27%
1,500,000	6/30/16	U.S. Treasury Notes	0.50%	1,499,781	0.23%
4,600,000	8/31/16	U.S. Treasury Notes	1.00%	4,624,882	0.72%
1,500,000	10/31/16	U.S. Treasury Notes	1.00%	1,505,484	0.23%
1,800,000	11/15/16	U.S. Treasury Notes	0.63%	1,799,062	0.28%
1,500,000	11/30/16	U.S. Treasury Notes	2.75%	1,529,797	0.24%
1,788,200	12/15/16	U.S. Treasury Notes	0.63%	1,785,926	0.28%
Total U.S. Treasury securities (cost: $77,027,397)				76,996,959	11.96%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$ 500,000	1/11/16	Nissan Motor Acceptance Corporation	0.50%	499,928	0.08%
1,600,000	1/22/16	Nissan Motor Acceptance Corporation	0.78%	1,599,272	0.25%
Banks
400,000	1/21/16	Standard Chartered Bank	0.27%	399,940	0.06%
Beverages
2,100,000	1/6/16	Bacardi U.S.A., Inc.	0.51%	2,099,851	0.33%
1,500,000	1/7/16	Brown-Forman Corporation	0.45%	1,499,888	0.23%
500,000	1/7/16	Brown-Forman Corporation	0.45%	499,963	0.08%
1,700,000	11/17/16	Coca-Cola Company	0.80%	1,689,858	0.26%
Chemicals
500,000	1/14/16	Clorox Company	0.46%	499,917	0.08%
1,500,000	1/27/16	Clorox Company	0.51%	1,499,448	0.23%
Diversified financial services
375,000	1/19/16	American Express Credit Corporation	0.55%	374,897	0.06%
1,700,000	1/15/16	DCAT, LLC	0.42%	1,699,722	0.26%
1,700,000	1/5/16	Gotham Funding Corporation	0.28%	1,699,947	0.26%
1,700,000	1/20/16	Hewlett Packard Enterprise Company	0.92%	1,699,175	0.26%
400,000	3/2/16	ING (U.S.) Funding LLC	0.65%	399,559	0.06%
1,700,000	1/4/16	Intercontinental Exchange, Inc.	0.42%	1,699,940	0.26%
450,000	1/15/16	J.P. Morgan Securities LLC	0.25%	449,956	0.07%
1,400,000	1/12/16	Manhattan Asset Funding Company LLC	0.27%	1,399,885	0.22%
1,700,000	1/13/16	Regency Group, Inc.	0.40%	1,699,773	0.26%
1,300,000	1/4/16	The Southern Company	0.53%	1,299,943	0.20%
Energy
500,000	1/27/16	Dominion Resources, Inc.	0.67%	499,758	0.08%
2,100,000	1/21/16	Enterprise Products Operating LLC	0.78%	2,099,090	0.34%
2,100,000	1/7/16	Motiva Enterprises LLC	0.60%	2,099,790	0.34%
400,000	1/5/16	Oglethorpe Power Corp.	0.32%	399,986	0.06%
1,700,000	2/1/16	Oglethorpe Power Corp.	0.48%	1,699,297	0.26%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2015

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Healthcare
$ 1,850,000	1/20/16	Catholic Health Initiatives	0.45%	$ 1,849,561	0.29%
Insurance
2,200,000	1/12/16	AXA Financial, Inc.	0.35%	2,199,766	0.34%
REIT
1,500,000	2/9/16	Simon Property Group, L.P.	0.45%	1,499,269	0.23%
Total U.S. commercial paper (cost: $35,039,075)				35,057,379	5.45%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$ 1,400,000	6/2/16	Bank of China Hong Kong Ltd	0.99%	1,394,628	0.22%
2,200,000	1/11/16	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.23%	2,199,859	0.34%
400,000	2/11/16	DBS Bank Ltd.	0.54%	399,754	0.06%
3,000,000	2/23/16	DNB Bank ASA	0.55%	2,998,889	0.47%
700,000	10/17/16	Macquarie Bank Limited	0.89%	695,151	0.11%
1,700,000	1/6/16	Mizuho Bank, Ltd.	0.29%	1,699,932	0.26%
300,000	1/7/16	Mizuho Bank, Ltd.	0.30%	299,985	0.05%
400,000	1/5/16	Oversea-Chinese Banking Corp. Ltd	0.40%	399,982	0.06%
450,000	2/16/16	Skandinaviska Enskilda Banken AB	0.33%	449,810	0.07%
1,600,000	3/16/16	Sumitomo Mitsui Bank	0.65%	1,597,833	0.25%
Diversified financial services
500,000	4/1/16	Ontario Teachers Finance Trust	0.65%	499,178	0.08%
Energy
1,200,000	1/6/17	Electricite de France SA	1.67%	1,180,966	0.18%
800,000	1/9/17	Electricite de France SA	1.67%	787,192	0.12%
1,600,000	1/25/16	Engie	0.30%	1,599,680	0.25%
500,000	1/25/16	Engie	0.27%	499,910	0.08%
400,000	1/21/16	Total Capital Canada Ltd.	0.45%	399,900	0.06%
Insurance
1,700,000	1/19/16	Prudential PLC	0.25%	1,699,788	0.26%
Manufacturing
2,000,000	1/13/16	John Deere Financial Limited	0.25%	1,999,833	0.31%
Telecommunications
400,000	2/22/16	Telstra Corporation Limited	0.38%	399,780	0.06%
1,000,000	3/21/16	Vodafone Group Public Limited Company	0.90%	998,783	0.16%
Total foreign commercial paper (cost: $22,169,024)				22,200,833	3.45%
Total commercial paper (cost: $57,208,099)				57,258,212	8.90%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Advertising
$ 2,379,000	4/15/16	Omnicom Group Inc.	5.90%	2,439,009	0.38%
Aerospace
1,200,000	5/1/16	Lockheed Martin Corporation	7.65%	1,241,939	0.19%
3,800,000	12/15/16	Rockwell Collins, Inc.	0.86%	3,803,447	0.59%
Automotive
1,584,000	2/28/17	American Honda Finance Corporation	2.13%	1,612,408	0.25%
566,000	7/13/18	American Honda Finance Corporation	0.78%	565,677	0.09%
700,000	1/11/16	Daimler Finance North America LLC	1.25%	704,161	0.11%
2,500,000	9/15/16	Daimler Finance North America LLC	2.63%	2,542,748	0.40%
649,000	8/3/17	Daimler Finance North America LLC	1.04%	649,353	0.10%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2015

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Automotive (continued)
$ 6,700,000	3/2/18	Daimler Finance North America LLC	0.84%	$ 6,623,197	1.03%
7,350,000	1/9/18	Ford Motor Credit Company LLC	1.26%	7,308,669	1.13%
1,388,000	3/15/16	Nissan Motor Acceptance Corporation	1.00%	1,392,489	0.22%
1,762,000	9/26/16	Nissan Motor Acceptance Corporation	1.30%	1,761,988	0.27%
1,400,000	9/23/16	Toyota Motor Credit Corporation	0.69%	1,397,807	0.22%
500,000	5/23/17	Volkswagen Group of America Finance, LLC	0.75%	484,025	0.08%
200,000	11/20/17	Volkswagen Group of America Finance, LLC	0.81%	192,023	0.03%
Banks
5,250,000	3/22/16	Bank of America, NA	1.41%	5,265,175	0.82%
4,250,000	6/15/16	Bank of America, NA	0.79%	4,248,615	0.66%
1,473,000	11/14/16	Bank of America, NA	1.13%	1,472,341	0.23%
800,000	11/14/16	Bank of America, NA	0.83%	800,400	0.12%
1,615,000	7/28/16	Bank of New York Company, Inc.	2.30%	1,644,459	0.26%
1,400,000	4/3/17	Branch Banking and Trust Company	1.00%	1,395,869	0.22%
1,500,000	2/13/17	Capital One Bank	0.86%	1,498,334	0.23%
1,500,000	7/15/16	Capital One Financial Corporation	3.15%	1,535,652	0.24%
1,000,000	2/26/16	Fifth Third Bank	0.82%	1,000,681	0.16%
607,000	1/15/16	Goldman Sachs Group, Inc.	5.35%	622,609	0.10%
950,000	2/7/16	Goldman Sachs Group, Inc.	3.63%	965,675	0.15%
400,000	12/15/17	Goldman Sachs Group, Inc.	1.31%	401,900	0.06%
880,000	8/2/16	Huntington National Bank	1.35%	884,972	0.14%
900,000	11/20/16	Huntington National Bank	1.30%	900,732	0.14%
4,500,000	2/26/16	JPMorgan Chase & Co.	1.03%	4,509,217	0.70%
1,060,000	10/18/16	Morgan Stanley	5.75%	1,108,690	0.17%
5,900,000	1/9/17	Morgan Stanley	5.45%	6,286,679	0.98%
8,125,000	2/9/18	MUFG Americas Holdings Corporation	0.91%	8,127,276	1.25%
1,123,000	9/19/16	PNC Funding Corp	2.70%	1,142,621	0.18%
300,000	1/28/16	PNC Realty Investors, Inc.	0.80%	301,015	0.05%
570,000	10/3/16	PNC Realty Investors, Inc.	1.30%	573,028	0.09%
1,800,000	1/30/17	U.S. Bank National Association	1.10%	1,805,706	0.28%
806,000	9/11/17	U.S. Bank National Association	0.69%	804,160	0.12%
2,000,000	9/26/16	UBS AG	1.10%	2,000,294	0.31%
4,750,000	6/1/17	UBS AG	0.97%	4,752,655	0.74%
2,500,000	12/15/16	Wells Fargo & Company	2.63%	2,536,869	0.39%
Beverages
1,350,000	1/15/16	Anheuser-Busch Inbev Finance Inc.	0.80%	1,354,981	0.21%
Biotechnology
750,000	12/1/16	Gilead Sciences, Inc.	3.05%	766,081	0.12%
Diversified financial services
1,800,000	9/19/16	American Express Credit Corporation	2.80%	1,837,207	0.29%
1,000,000	6/5/17	American Express Credit Corporation	0.72%	993,291	0.15%
2,700,000	10/18/16	American International Group, Inc.	5.60%	2,822,703	0.44%
1,500,000	8/15/16	Berkshire Hathaway Finance Corporation	0.95%	1,506,223	0.23%
1,000,000	1/9/17	General Electric Capital Corporation	0.60%	1,001,768	0.16%
2,600,000	7/28/16	Jackson National Life Global Funding	0.57%	2,602,783	0.40%
1,174,000	12/9/16	MassMutual Global Funding II	0.71%	1,172,646	0.18%
798,000	4/5/17	MassMutual Global Funding II	2.00%	807,344	0.13%
1,500,000	4/10/17	Metropolitan Life Global Funding I	1.30%	1,503,816	0.23%
1,000,000	4/10/17	Metropolitan Life Global Funding I	0.70%	1,003,167	0.16%
1,240,000	5/27/16	National Rural Utilities Coop Fin Corp	0.66%	1,240,664	0.19%
1,000,000	3/1/17	New York Life Global Funding	1.13%	1,003,318	0.16%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2015

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Diversified financial services (continued)
$ 8,500,000	11/25/16	Pricoa Global Funding I	1.15%	$ 8,469,554	1.31%
1,800,000	12/1/17	Principal Life Global Funding II	0.98%	1,800,152	0.28%
1,158,000	3/7/16	State Street Corporation	2.88%	1,172,622	0.18%
1,757,000	12/13/16	USAA Capital Corporation	2.25%	1,787,773	0.28%
Energy
812,000	9/15/16	Anadarko Petroleum Corporation	5.95%	848,602	0.13%
1,000,000	8/1/16	Arizona Public Service Company	6.25%	1,052,152	0.16%
1,461,000	11/9/17	Chevron Corporation	0.72%	1,460,560	0.23%
500,000	9/15/16	Dayton Power and Light Company	1.88%	501,620	0.08%
5,750,000	4/3/17	Duke Energy Corporation	0.70%	5,751,540	0.89%
1,000,000	8/15/16	Georgia Power Company	0.76%	1,000,453	0.16%
3,350,000	12/1/17	Kinder Morgan, Inc.	2.00%	3,235,921	0.50%
2,000,000	2/1/16	ONEOK Partners, L.P.	3.25%	2,028,323	0.32%
4,778,000	7/15/16	Pioneer Natural Resources Company	5.88%	5,002,042	0.78%
1,500,000	5/15/16	Sierra Pacific Power Company	6.00%	1,537,909	0.24%
5,500,000	6/15/16	Spectra Energy Partners, LP	2.95%	5,511,061	0.86%
Engineering and construction
1,375,000	6/15/16	ABB Treasury Center (USA), Inc.	2.50%	1,383,400	0.21%
Healthcare
500,000	1/15/18	Anthem, Inc.	1.88%	502,578	0.08%
7,750,000	1/17/17	UnitedHealth Group Incorporated	0.77%	7,761,182	1.20%
2,695,000	9/26/16	Ventas Realty, Limited Partnership	1.55%	2,712,922	0.42%
3,775,000	4/1/18	Zimmer Biomet Holdings, Inc.	2.00%	3,774,019	0.59%
Manufacturing
700,000	7/11/17	John Deere Capital Corporation	0.77%	701,864	0.11%
Pharmaceutical
7,775,000	5/14/18	AbbVie Inc.	1.80%	7,755,563	1.20%
1,400,000	10/7/16	Bayer US Finance LLC	0.57%	1,401,153	0.22%
500,000	3/17/17	EMD FIN LLC	0.88%	499,452	0.08%
Retail
1,500,000	10/15/16	Lowe’s Companies, Inc.	5.40%	1,568,330	0.24%
2,000,000	3/1/16	The Home Depot, Inc.	5.40%	2,050,064	0.32%
Software
1,500,000	2/5/16	IBM	0.40%	1,500,557	0.23%
900,000	7/7/17	Oracle Corporation	0.52%	900,450	0.14%
Telecommunication
1,500,000	8/15/16	AT&T Inc.	2.40%	1,523,455	0.24%
2,150,000	9/15/16	Verizon Communications, Inc.	2.04%	2,170,327	0.34%
1,300,000	11/1/16	Verizon Communications, Inc.	2.00%	1,312,430	0.20%
4,800,000	6/9/17	Verizon Communications, Inc.	0.88%	4,793,185	0.74%
Transportation
4,500,000	10/28/16	Kansas City Southern	1.16%	4,496,674	0.70%
Total U.S. corporate notes (cost: $198,467,053)				196,888,445	30.59%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$ 1,810,000	1/22/16	ABN AMRO Bank N.V.	1.38%	1,821,127	0.28%
2,365,000	9/9/16	Bank of Tokyo-Mitsubishi UFJ, Ltd.	1.55%	2,380,844	0.37%
2,584,000	9/22/16	Barclays Bank PLC	5.00%	2,685,835	0.42%
800,000	1/29/18	Caisse Centrale Desjardins	0.99%	799,842	0.12%
2,000,000	9/20/16	Commonwealth Bank of Australia	1.07%	2,003,104	0.31%
1,800,000	5/26/17	Credit Suisse AG	1.38%	1,793,903	0.28%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2015

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$ 8,000,000	4/27/18	Credit Suisse AG	1.00%	$ 7,959,269	1.23%
756,000	1/11/16	Deutsche Bank AG	3.25%	767,886	0.12%
3,700,000	5/24/16	HSBC Bank PLC	3.10%	3,743,250	0.58%
1,000,000	3/15/16	ING Bank N.V.	4.00%	1,018,058	0.16%
5,000,000	8/17/18	ING Bank N.V.	1.14%	5,024,448	0.78%
1,500,000	8/15/16	Macquarie Bank Limited	2.00%	1,517,041	0.24%
2,000,000	12/9/16	National Australia Bank Limited	0.73%	1,998,123	0.31%
5,000,000	7/23/18	National Australia Bank Limited	0.96%	5,006,135	0.78%
1,950,000	5/13/16	Nordea Bank AB	0.88%	1,952,066	0.30%
548,000	1/19/17	Rabobank Nederland	3.38%	568,507	0.09%
1,158,000	9/9/16	Royal Bank of Canada	1.45%	1,165,655	0.18%
1,200,000	1/18/16	Sumitomo Mitsui Bank	0.90%	1,204,890	0.19%
1,800,000	7/12/16	Svenska Handelsbanken AB	3.13%	1,846,627	0.29%
1,500,000	7/23/18	Toronto-Dominion Bank	0.86%	1,497,653	0.23%
Diversified financial services
1,012,000	4/15/16	GE Capital International Funding Co.	0.96%	1,012,921	0.16%
Energy
750,000	3/11/16	BP Capital Markets P.L.C.	3.20%	760,566	0.12%
4,800,000	5/9/16	CNOOC Finance (2013) Limited	1.13%	4,798,968	0.75%
1,000,000	5/10/17	Shell International Finance B.V.	0.66%	999,488	0.16%
1,000,000	1/15/16	TransCanada PipeLines Limited	0.75%	1,003,288	0.16%
Holding company
222,000	1/13/17	Hutchison Whampoa International (11) Ltd	3.50%	229,384	0.04%
Pharmaceutical
6,790,000	3/12/18	Actavis Funding SCS	1.58%	6,870,944	1.06%
Semiconductors
1,520,000	10/17/16	Siemens Financieringsmaatschappij N.V.	5.75%	1,592,129	0.25%
Telecommunication
1,287,000	9/8/16	America Movil SAB DE CV	2.38%	1,300,842	0.20%
1,300,000	4/11/16	Deutsche Telekom International Finance B.V.	3.13%	1,316,291	0.20%
1,000,000	2/16/16	Telefonica Emisiones, S.A.U.	3.99%	1,017,721	0.16%
Total foreign corporate notes (cost: $67,851,993)				67,656,805	10.52%
Total corporate notes (cost: $266,319,046)				264,545,250	41.11%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$ 700,000	3/15/18	Ally Auto Receivables Trust 2015-2	0.98%	699,431	0.11%
258,662	4/9/18	Americredit Automobile Receivables Tr 2014-4	0.68%	258,621	0.04%
1,300,000	1/8/19	AmeriCredit Automobile Receivables Trust 2006-A-F	1.07%	1,297,418	0.20%
513,173	2/8/19	AmeriCredit Automobile Receivables Trust 2006-A-F	0.90%	512,195	0.08%
317,374	1/15/21	Ari Fleet Lease Tr 2012-B	0.63%	316,798	0.05%
486,782	4/16/18	Bank of the West Auto Trust 2015-1	0.87%	486,202	0.08%
1,400,000	1/22/18	BMW Vehicle Lease Trust 2015-2	1.07%	1,396,601	0.22%
67,783	6/20/17	Capital Auto Receivables Asset Trust 2013-1	0.79%	67,786	0.01%
475,000	10/20/17	Capital Auto Receivables Asset Trust 2015-2	0.81%	474,265	0.07%
856,429	2/15/18	CarMax Auto Owner Trust 2014-4	0.67%	855,631	0.13%
1,117,496	6/15/18	CarMax Auto Owner Trust 2015-2	0.82%	1,115,167	0.17%
70,609	11/15/17	Drive Auto Receivables Tr 2015-A	1.01%	70,592	0.01%
220,808	12/15/17	Drive Auto Receivables Tr 2015-B	0.93%	220,621	0.03%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2015

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Asset Backed Securitiess (continued)
Face Value	Maturity Date	Name	Yield[1]
Automotive (continued)
$ 55,476	3/20/19	Enterprise Fleet Financing, LLC	1.06%	$ 55,459	0.01%
345,000	5/15/18	Fifth Third Auto Trust 2015-1	1.02%	344,327	0.05%
600,000	5/15/18	Ford Credit Auto Lease 2015-B	1.04%	598,447	0.09%
217,000	9/15/17	Ford Credit Auto Lease Trust 2014-B	0.89%	216,793	0.03%
645,000	3/15/18	Ford Credit Auto Owner Trust 2012-D	0.67%	644,154	0.10%
754,588	8/15/17	Ford Credit Auto Owner Trust 2014-C	0.61%	754,540	0.12%
1,332,350	3/15/18	Ford Credit Auto Owner Trust 2015-B	0.72%	1,331,478	0.21%
500,000	7/20/19	GE Dealer Floorplan Master Note	0.78%	498,239	0.08%
1,073,001	1/15/19	Harley-Davidson Motorcycle Trust 2015-2	0.80%	1,069,918	0.17%
337,447	5/15/17	Honda Auto Receivables 2013-3 Owner Trust	0.77%	337,380	0.05%
2,262,218	9/18/17	Honda Auto Receivables 2013-4 Owner Trust	0.69%	2,260,433	0.36%
528,585	6/15/17	Honda Auto Receivables 2015-1 Owner Trust	0.70%	528,234	0.08%
500,000	11/20/17	Honda Auto Receivables 2015-3 Owner Tr	0.92%	499,511	0.08%
800,000	7/23/18	Honda Auto Receivables 2015-4 Owner Trust	0.82%	798,033	0.12%
1,900,000	11/15/17	Hyundai Auto Lease Securitization Tr 2014-B	0.98%	1,898,765	0.30%
821,121	10/16/17	Hyundai Auto Receivables Trust 2015-A	0.68%	820,891	0.13%
700,000	11/15/18	Hyundai Auto Receivables Trust 2015-C	0.99%	698,990	0.11%
1,020,000	1/16/18	Mercedes-Benz Auto Lease Trust 2015-B	1.00%	1,017,989	0.16%
1,767,624	11/15/17	Nissan Auto Lease Trust 2015-A	0.68%	1,766,793	0.27%
620,981	8/15/18	Nissan Auto Receivables 2013-C Owner Trust	0.67%	619,775	0.10%
581,520	6/15/17	Nissan Auto Receivables 2014-B Owner Trust	0.60%	581,275	0.09%
1,056,510	9/15/17	Nissan Auto Receivables 2015-A Owner Trust	0.67%	1,055,702	0.16%
215,904	11/21/17	Porsche Innovative Lease Owner Tr 2015-1	0.79%	215,439	0.03%
450,000	11/15/18	Santander Drive Auto Receivables Trust 2015-5	1.12%	449,482	0.07%
1,000,000	9/17/18	Santander Drive Auto Receivables Trust 2014-4	1.08%	999,912	0.16%
93,553	4/16/18	Santander Drive Auto Receivables Trust 2014-5	0.73%	93,469	0.01%
1,008,000	4/8/19	Santander Drive Auto Receivables Trust 2015-4	1.26%	1,006,995	0.16%
500,000	2/15/18	Toyota Auto Receivables 2015-C Owner Tr	0.66%	499,531	0.08%
512,648	8/21/17	Volkswagen Auto Loan Enhanced Trust 2013-1	0.56%	511,991	0.08%
549,589	4/20/18	Volkswagen Auto Loan Enhanced Trust 2013-2	0.70%	546,997	0.08%
400,000	10/22/18	Volkswagen Auto Loan Enhanced Trust 2014-1	0.91%	397,899	0.06%
Commercial mortgages
1,540,572	1/15/49	Banc of America Commercial Mortgage Trust 2007-1	5.43%	1,594,549	0.25%
419,268	5/10/45	Banc of America Commercial Mortgage Trust 2006-2	5.84%	422,547	0.07%
1,089,084	10/15/49	Citigroup Commercial Mortgage Trust 2006-C5	5.43%	1,108,596	0.17%
196,707	4/15/43	JPMorgan Chase & Co.	5.48%	197,562	0.03%
1,977,927	9/15/39	LB-UBS Commercial Mortgage Trust 2006-C6	5.37%	2,012,480	0.32%
1,098,139	12/12/49	ML-CFC Commercial Mortgage Trust 2006-4	5.17%	1,125,130	0.17%
467,442	2/12/44	Morgan Stanley Capital I Trust 2007-HQ11	0.45%	461,295	0.07%
Credit cards
1,000,000	1/15/20	BA Credit Card Trust	0.62%	997,953	0.16%
1,500,000	11/15/18	Capital One Multi-Asset Execution Trust	0.63%	1,500,323	0.23%
2,000,000	9/16/19	Capital One Multi-Asset Execution Trust	0.96%	1,997,970	0.31%
850,000	10/15/18	Chase Issuance Trust	1.01%	849,923	0.13%
2,000,000	9/7/18	Citibank Credit Card Issuance Trust	1.32%	2,012,261	0.32%
1,760,000	11/7/18	Citibank Credit Card Issuance Trust	0.57%	1,760,731	0.27%
1,500,000	2/22/19	Citibank Credit Card Issuance Trust	1.02%	1,501,889	0.23%
1,000,000	3/15/21	World Financial Network Credit Card Master Note Trust	1.26%	997,240	0.15%
Other
1,072,358	8/15/18	CNH Equipment Trust 2013-B	0.69%	1,070,863	0.17%
926,407	2/15/18	John Deere Owner Trust 2015	0.87%	925,544	0.14%
338,929	12/15/17	Kubota Credit Owner Trust 2015-1	0.94%	338,921	0.05%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2015

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Asset Backed Securitiess (continued)
Face Value	Maturity Date	Name	Yield[1]
Student loans
$ 46,674	5/16/22	Navient Private Ed Loan Tr 2014-A	0.81%	$ 46,591	0.01%
139,582	8/15/23	SLM Private Ed Loan Tr 2012-C	1.43%	139,847	0.02%
49,088	8/15/25	SLM Private Education Loan Trust 2012-A	1.73%	49,337	0.01%
247,119	10/16/23	SLM Private Education Loan Trust 2012-E	1.08%	246,891	0.04%
Total U.S. asset backed securities (cost: $52,447,431)				52,248,612	8.12%
Total investments in securities (cost: $453,001,973)				$ 451,049,033	70.09%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$ 1,000,000	9/16/16	Credit Suisse Group AG	0.88%	$ 1,002,097	0.16%
1,622,000	5/24/17	National Bank of Canada	0.78%	1,622,403	0.25%
2,000,000	2/13/17	Nordea Bank Finland PLC	0.64%	2,000,778	0.31%
2,000,000	3/11/16	Norinchukin Bank (NY Branch)	0.50%	2,002,796	0.31%
1,000,000	10/14/16	Royal Bank of Canada	0.57%	1,000,418	0.16%
1,200,000	8/4/16	Standard Chartered Bank	0.80%	1,203,192	0.19%
850,000	2/12/16	Sumitomo Mitsui Bank (NY Branch)	0.52%	853,973	0.13%
1,500,000	8/8/16	Toronto-Dominion Bank	0.75%	1,503,773	0.23%
2,000,000	11/8/16	Toronto-Dominion Bank	1.00%	2,002,927	0.31%
1,800,000	10/21/16	Westpac Banking Corporation	0.57%	1,801,450	0.28%
Total U.S. certificates of deposit (cost: $14,970,784)				14,993,807	2.33%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$ 2,200,000	5/9/16	Bank of Nova Scotia	0.50%	2,200,684	0.34%
1,800,000	5/23/17	Canadian Imperial Bank of Commerce	0.73%	1,800,350	0.28%
2,000,000	2/19/16	Landesbank Hessen-Thuringen Girozentrale	0.57%	2,010,319	0.31%
705,000	8/17/16	Svenska Handelsbanken AB	0.54%	705,318	0.11%
1,000,000	12/7/17	Svenska Handelsbanken AB	0.93%	1,000,031	0.16%
Total foreign certificates of deposit (cost: $7,702,458)				7,716,702	1.20%

Total certificates of deposit (cost: $22,673,242)				$ 22,710,509	3.53%

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

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2016 and 2015 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on:
Futures, forward currency and swap contracts	$(22,350,265)	$(50,823,797)	$31,797,481	$24,617,746
Investments in securities and CDs	(420,406)	41,512	(312,981)	(566,771)
Net change in unrealized gain (loss) on:
Futures, forward currency and swap contracts	26,857,511	(32,031,153)	27,103,902	(40,153,822)
Investments in securities and CDs	1,252,068	(237,131)	1,298,167	801,986
Brokerage commissions and trading expenses	(1,381,656)	(1,498,259)	(2,574,262)	(3,006,421)
Net realized and change in unrealized gain (loss) on investments	3,957,252	(84,548,828)	57,312,307	(18,307,282)

Net investment income (loss)
Income
Interest income	1,270,605	803,034	2,419,964	1,564,756

Expenses
Trading Advisor management fee	2,075,184	2,396,807	4,169,066	4,945,200
Trading Advisor incentive fee	1,420,218	1,843	3,298,796	9,348,716
Cash manager fees	125,110	117,969	248,931	238,303
General Partner management and performance fees	2,295,847	2,653,296	4,773,385	5,542,063
Selling agent and broker dealer servicing fees – General Partner	2,129,383	2,413,631	4,434,242	5,009,958
General Partner 1% allocation	(41,963)	(906,791)	391,629	(425,811)
Administrative expenses – General Partner	439,971	518,053	934,652	1,096,407
Investment Manager fees	363,321	260,124	651,739	499,999
Distribution (12b-1) fees	6,757	5,560	13,277	8,152
Operating services fee	49,827	104,049	133,126	199,999
Total expenses	8,863,655	7,564,541	19,048,843	26,462,986
Net investment income (loss)	(7,593,050)	(6,761,507)	(16,628,879)	(24,898,230)
Net income (loss)	(3,635,798)	(91,310,335)	40,683,428	(43,205,512)
Less: net (income) loss attributable to non-controlling interest	(518,534)	1,538,081	(1,912,169)	1,049,751
Net income (loss) attributable to the Fund	$(4,154,332)	$(89,772,254)	$38,771,259	$(42,155,761)

	Three Months Ended June 30,
	2016			2015
	Class A	Class B	Class I	Class A	Class B	Class I
Increase (decrease) in net asset value per unit	$(32.63)	$(18.55)	$(0.37)	$(561.58)	$(781.49)	$(121.92)
Net income (loss) per unit†	$(38.09)	$(19.45)	$(0.36)	$(566.53)	$(788.09)	$(121.99)

Weighted average number of units outstanding	92,741.3442	31,881.5810	3,828.4541	104,032.4976	38,533.1209	3,826.1262
	Six Months Ended June 30,
	2016			2015
	Class A	Class B	Class I	Class A	Class B	Class I
Increase (decrease) in net asset value per unit	$249.77	$422.59	$72.02	$(282.49)	$(351.59)	$(52.98)
Net income (loss) per unit†	$258.59	$435.87	$72.03	$(280.28)	$(317.95)	$(60.38)

Weighted average number of units outstanding	94,370.1251	32,330.7179	3,828.4541	104,647.7096	39,640.4237	3,660.2025

† (based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2016 and 2015 (unaudited)

	2016	2015
Cash flows from operating activities
Net income (loss)	$40,683,428	$(43,205,512)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures, forwards and swap trading	(27,103,902)	40,153,822
Net realized and change in unrealized (gain) loss on securities and certificates of deposit	(985,186)	(235,215)
Purchases of securities and certificates of deposit	(493,632,646)	(614,104,028)
Proceeds from disposition of securities and certificates of deposit	488,986,782	629,107,189
Changes in
Trading Advisor management fee payable	(185,479)	94,948
Trading Advisor incentive fee payable	1,574,419	(10,977,066)
Commissions and other trading fees payable on open contracts	(29,612)	(13,775)
Cash Managers fees payable	4,678	48,441
General Partner management and performance fees payable	(5,585)	(101,791)
General Partner 1% allocation receivable/payable	663,059	(964,096)
Selling agent and broker dealer servicing fees payable – General Partner	(11,435)	(74,703)
Administrative expenses payable – General Partner	(2,359)	(21,340)
Investment Manager fee payable	36,841	10,036
Distribution (12b-1) fees payable	76	1,771
Operating services fee payable	(16,997)	4,015
Net cash provided by (used in) operating activities	9,976,082	(277,304)

Cash flows from financing activities
Subscriptions	8,123,501	21,378,150
Subscriptions received in advance	1,657,373	5,265,159
Redemptions	(52,976,439)	(62,508,692)
Non-controlling interest – subscriptions	5,605,676	17,580,245
Non-controlling interest – redemptions	(2,549,717)	(1,430,429)
Net cash provided by (used in) financing activities	(40,139,606)	(19,715,567)

Net increase (decrease) in cash and cash equivalents	(30,163,524)	(19,992,871)
Cash and cash equivalents, beginning of period	179,026,770	269,943,729
Cash and cash equivalents, end of period	$148,863,246	$249,950,858

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$114,257,286	$227,661,667
Cash and cash equivalents	34,605,960	22,289,191
Total end of period cash and cash equivalents	$148,863,246	$249,950,858

Supplemental disclosure of cash flow information
Prior period redemptions paid	$11,143,201	$10,423,609
Prior period subscriptions received in advance	$1,086,965	$2,577,065

Supplemental schedule of non-cash financing activities
Redemptions payable	$9,596,232	$9,873,363

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

For the Six Months Ended June 30, 2016 and 2015 (unaudited)

	Class A		Class B		Class I		Non-Controlling Interest
	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Six Months Ended June 30, 2016
Balance at December 31, 2015	98,034.9581	$412,948,548	33,265.6588	$204,329,032	3,828.4541	$3,767,830	$22,540,476	$643,585,886
Net income (loss)		24,403,386		14,092,124		275,749	1,912,169	40,683,428
Subscriptions	1,051.8622	4,654,291	711.7583	4,556,175	—	—	5,725,091	14,935,557
Redemptions	(7,266.2609)	(32,372,868)	(2,919.3809)	(19,003,573)	—	—	(2,602,746)	(53,979,187)
Transfers	(581.0258)	(2,519,419)	395.9536	2,519,419	—	—	—	—
Balance at June 30, 2016	91,239.5336	$407,113,938	31,453.9898	$206,493,177	3,828.4541	$4,043,579	$27,574,990	$645,225,684

Six Months Ended June 30, 2015
Balance at December 31, 2014	106,074.0114	$468,243,719	41,522.9665	$262,572,733	3,438.9708	$3,455,693	$7,282,068	$741,554,213
Net income (loss)		(29,330,966)		(12,603,793)		(221,002)	(1,049,751)	(43,205,512)
Subscriptions	3,732.8618	16,916,811	1,017.5526	6,628,403	389.4833	410,001	18,777,599	42,732,814
Redemptions	(4,983.9123)	(22,489,838)	(6,128.3851)	(39,367,156)	—	—	(1,531,881)	(63,388,875)
Transfers	(646.8360)	(2,903,813)	449.0664	2,903,813	—	—	—	—
Balance at June 30, 2015	104,176.1249	$430,435,913	36,861.2004	$220,134,000	3,828.4541	$3,644,692	$23,478,035	$677,692,640

Net Asset Value per Unit
	Class A	Class B	Class I

June 30, 2016	4,462.03	6,564.93	1,056.19
December 31, 2015	4,212.26	6,142.34	984.17
June 30, 2015	4,131.81	5,971.97	952.00
December 31, 2014	4,414.30	6,323.56	1,004.98

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Description of the Fund

Futures Portfolio Fund, Limited Partnership (“Fund”) is a Maryland limited partnership, which operates as a commodity investment pool, commenced trading operations on January 2, 1990. The Fund issues units of limited partner interests (“Units”) in three classes, Class A, B and I, which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Third Amended and Restated Limited Partnership Agreement (“Partnership Agreement”).

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

During 2014, the Fund purchased $58.5 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFF”). SMFF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end management investment company. SMFF issues four classes of shares: Class A, C, I and N. At June 30, 2016, the Fund owned 68% of the outstanding shares of SMFF and therefore had effective control of that entity. Accordingly, the assets, liabilities and operating results of SMFF have been consolidated with the Fund. The portion of SMFF that is not owned by the Fund is presented as the non-controlling interest. SMFF has a similar investment strategy to the Fund, using commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments. Prior to March 2016, SMFF used a total return swap to gain access to the gains and losses of a basket of trading advisors. The General Partner serves as the investment manager of SMFF. During 2015, the Fund redeemed $7 million of its investment in SMFF, which is eliminated in consolidation. The Fund has made no redemptions during 2016.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended June 30, 2016 and year ended December 31, 2015, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through June 30, 2016. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2012.

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

Swap Agreement

Through its investment in SMFF, the Fund had a total return swap agreement with Deutsche Bank AG. This two-party contract was entered to exchange, or swap, the returns realized on a basket of CTA programs. At December 31, 2015, the notional value of the swap was $98,065,907 and SMFF had provided $12,796,500 as collateral. The collateral was included in cash in broker trading accounts in the consolidated statements of financial condition. Effective March 1, 2016, SMFF terminated the swap agreement. All proceeds from the swap, as well as the collateral, were received by SMFF prior to March 31, 2016.

Reclassification

Certain amounts reported in the 2015 consolidated financial statements may have been reclassified to conform to the 2016 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

New Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board issued guidance that replaces the existing accounting standards for revenue recognition. The guidance provides a new model to determine when and over what period revenue is recognized. Under this new model, revenue is recognized as goods or services are delivered in an amount that reflects the consideration to be received. In March 2016, the FASB issued an Accounting Standards Update (“ASU”), Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the principal versus agent guidance in the new revenue recognition standard. In April 2016, the FASB issued an ASU, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance on accounting for licenses of intellectual property and identifying performance obligations in the new revenue recognition standard. In May 2016, the FASB issued an ASU, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedient, which clarifies the transition, collectability, noncash consideration and the presentation of sales and other similar taxes in the new revenue recognition standard. The guidance is effective for fiscal years beginning after December 15, 2017; early adoption is permitted for periods beginning after December 15, 2016. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Fund does not expect any material change as a result of adopting this guidance.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At June 30, 2016
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$29,272,138	$—	$29,272,138
Net unrealized gain (loss) on open forward currency contracts*	—	4,070,847	4,070,847
Cash and cash equivalents:
Money market fund	24,120,459	—	24,120,459
Investments in securities:
U.S. Treasury securities*	73,613,766	—	73,613,766
Asset backed securities*	—	52,380,686	52,380,686
Commercial paper*	—	68,328,376	68,328,376
Corporate notes*	—	256,071,133	256,071,133
Certificates of deposit*	—	28,996,631	28,996,631
Total	$127,006,363	$409,847,673	$536,854,036

*See the consolidated condensed schedule of investments for further description.

At December 31, 2015
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$4,412,678	$—	$4,412,678
Net unrealized gain (loss) on open forward currency contracts*	—	(1,614,491)	(1,614,491)
Net unrealized gain (loss) on swap contract*	—	3,440,896	3,440,896
Cash and cash equivalents:
Money market fund	7,814,672	—	7,814,672
Investments in securities:
U.S. Treasury securities*	76,996,959	—	76,996,959
Asset backed securities*	—	52,248,612	52,248,612
Commercial paper*	—	57,258,212	57,258,212
Corporate notes*	—	264,545,250	264,545,250
Certificates of deposit*	—	22,710,509	22,710,509
Total	$89,224,309	$398,588,988	$487,813,297

*See the consolidated condensed schedule of investments for further description.

There were no Level 3 holdings at June 30, 2016 and December 31, 2015, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At June 30, 2016, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

June 30, 2016	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts: Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$4,195,426	$(984,307)	$3,211,119
Currencies	6,163,841	(663,359)	5,500,482
Energy	934,820	(1,163,548)	(228,728)
Equity indices	3,693,854	(1,846,148)	1,847,706
Interest rate instruments	20,297,165	(2,247,949)	18,049,216
Metals	10,844,422	(10,287,195)	557,227
Single stock futures	576,544	(241,428)	335,116
Net unrealized gain (loss) on open futures contracts	$46,706,072	$(17,433,934)	$29,272,138

Net unrealized gain (loss) on open forward currency contracts	$13,809,612	$(9,738,765)	$4,070,847

At June 30, 2016, there were 52,047 open futures contracts and 2,703 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at June 30, 2016 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank AG	$143,931	$—	$—	$143,931
Deutsche Bank Securities, Inc.	218,913	—	—	218,913
JP Morgan Securities, LLC	4,782,930	—	—	4,782,930
SG Americas Securities, LLC	24,270,295	—	—	24,270,295
Société Générale Newedge UK Limited	1,691,036	—	—	1,691,036
UBS AG	2,235,880	—	—	2,235,880
Total	$33,342,985	$—	$—	$33,342,985

For the three and six months ended June 30, 2016, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(190,529)	$2,408,534	$(2,910,407)	$1,741,058
Currencies	(1,027,026)	4,914,015	(1,605,859)	3,401,221
Energy	(8,811,210)	(40,256)	8,399,839	(3,814,995)
Equity indices	(17,611,068)	591,488	(18,256,874)	3,274,549
Interest rate instruments	10,481,524	14,446,300	45,527,021	22,245,184
Metals	(2,762,445)	2,062,809	(5,300,003)	(2,183,411)
Single stock futures	111,974	49,183	(53,896)	195,854
Total futures contracts	(19,808,780)	24,432,073	25,799,821	24,859,460

Forward currency contracts	(2,497,769)	2,425,438	(2,854,376)	5,685,338

Swap contract	—	—	8,706,658	(3,440,896)

Total futures, forward currency and swap contracts	$(22,306,549)	$26,857,511	$31,652,103	$27,103,902

For the three months ended June 30, 2016, the number of futures contracts closed was 507,922 and the number of forward currency contracts closed was 42,773. For the six months ended June 30, 2016, the number of futures contracts closed was 944,150 and the number of forward currency contracts closed was 81,938.

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

4.	General Partner

At June 30, 2016 and December 31, 2015, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund; however, the beneficiary of the majority shareholder of the General Partner had the following investment in Class I Units:

	June 30, 2016	December 31, 2015
Units Owned	254.4114	254.4114
Value of Units	$268,707	$250,383

The General Partner earns the following compensation:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A and Class B Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A and Class B Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.
▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units calculated monthly. The general partner performance fee is payable quarterly in arrears.
▪	Management fee – SMFF incurs a monthly fee equal to 1/12th of 1.25% of the month-end net asset value of the trust, payable in arrears to the General Partner.

▪	Distribution (12b-1) fee – SMFF incurs a monthly 12b-1 fee of 1/12th of 0.25% of the month-end net asset value of the Class A and N shares, and 1/12th of 1% of the month-end value of the Class C shares.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Selling agent fees amounted to $2,026,871 and $2,289,727 for the three months ended June 30, 2016 and 2015, respectively. Selling agent fees amounted to $4,222,372 and $4,748,701 for the six months ended June 30, 2016 and 2015, respectively. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. Broker dealer servicing fees amounted to $102,512 and $123,904 for the three months ended June 30, 2016 and 2015, respectively. Broker dealer servicing fees amounted to $211,870 and $261,257 for the six months ended June 30, 2016 and 2015, respectively. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

▪	Operating Services Fee – SMFF incurs a monthly fee equal to 1/12th of 0.5% of the month-end net asset value of the trust, payable to the General Partner. The General Partner, in turn, pays the operating expenses of the trust, pursuant to an operating services agreement between the parties.

▪	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the fund, payable in arrears to the General Partner. The General Partner, in turn, pays the administrative expenses of the Fund. Administrative expenses include accounting, audit, legal, salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund; such as, salaries and commissions of General Partner marketing personnel, administrative employee salaries and related costs.

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

To meet margin requirements, the Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At June 30, 2016 and December 31, 2015, the Fund had margin deposit requirements of $78,927,934 and $98,809,677, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A and B units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, B or I interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At June 30, 2016 and December 31, 2015, the Fund received advance subscriptions of $1,657,373 and $1,086,965, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at June 30, 2016.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$73,613,766	$49,020,291	$217,361,819	$52,380,686	$27,699,253	$420,075,815	65.11%
Australia	—	698,468	11,015,740	—	—	11,714,208	1.82%
Netherlands	—	—	8,104,238	—	—	8,104,238	1.26%
Canada	—	2,898,613	4,501,730	—	591,409	7,991,752	1.24%
Luxembourg	—	—	6,829,436	—	—	6,829,436	1.06%
Great Britain	—	4,336,675	1,619,204	—	—	5,955,879	0.92%
France	—	4,983,465	—	—	—	4,983,465	0.77%
Sweden	—	499,534	2,731,360	—	705,969	3,936,863	0.61%
Japan	—	—	2,378,968	—	—	2,378,968	0.37%
Bermuda	—	2,198,731	—	—	—	2,198,731	0.34%
Singapore	—	1,699,805	—	—	—	1,699,805	0.26%
Germany	—	1,493,141	—	—	—	1,493,141	0.23%
Mexico	—	—	1,300,237	—	—	1,300,237	0.20%
Norway	—	499,653	—		—	499,653	0.08%
Cayman Islands	—	—	228,401	—	—	228,401	0.04%
Total	$73,613,766	$68,328,376	$256,071,133	$52,380,686	$28,996,631	$479,390,592	74.31%

The following table presents the exposure at December 31, 2015.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$76,996,959	$35,057,379	$196,888,445	$52,248,612	$14,993,807	$376,185,202	58.41%
Australia	—	3,094,764	10,524,403	—	—	13,619,167	2.12%
Switzerland	—	—	9,753,172	—	—	9,753,172	1.52%
Netherlands	—	—	12,340,048	—	—	12,340,048	1.92%
Great Britain	—	2,698,571	7,189,651	—	—	9,888,222	1.54%
Japan	—	5,797,609	3,585,734	—	—	9,383,343	1.46%
Canada	—	899,078	4,466,438	—	4,001,034	9,366,550	1.46%
Luxumbourg	—	—	6,870,944	—	—	6,870,944	1.07%
Sweden	—	449,810	3,798,693	—	1,705,349	5,953,852	0.93%
British Virgin Islands	—	—	4,798,968	—	—	4,798,968	0.75%
France	—	4,067,748	—	—	—	4,067,748	0.63%
Norway	—	2,998,889	—	—	—	2,998,889	0.47%
Germany	—	—	767,886	—	2,010,319	2,778,205	0.43%
Hong Kong	—	1,394,628	—	—	—	1,394,628	0.22%
Mexico	—	—	1,300,842	—	—	1,300,842	0.20%
Spain	—	—	1,017,721	—	—	1,017,721	0.16%
Ireland	—	—	1,012,921	—	—	1,012,921	0.16%
Singapore	—	799,736	—	—	—	799,736	0.12%
Cayman Islands	—	—	229,384	—	—	229,384	0.04%
Total	$76,996,959	$57,258,212	$264,545,250	$52,248,612	$22,710,509	$473,759,542	73.61%

9.	Indemnifications

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

The consolidated statements of financial condition, including the consolidated condensed schedule of investments, at June 30, 2016, the consolidated statements of operations for the three and six months ended June 30, 2016 and 2015, the consolidated statements of cash flows and consolidated statement of changes in partners’ capital (net asset value) for the six months ended June 30, 2016 and 2015, and the accompanying notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such consolidated financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at June 30, 2016, results of operations, cash flows and changes in partners’ capital (net asset value) for the three months ended June 30, 2016 and 2015. The results of operations for the three and six months ended June 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year or any other period. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three and six months ended June 30, 2016 and 2015, assuming the unit was outstanding throughout the entire period:

	Three Months Ended June 30,
	2016			2015
	Class A	Class B	Class I	Class A	Class B	Class I
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,494.66	$6,583.48	$1,056.56	$4,693.39	$6,753.46	$1,073.92

Net realized and change in unrealized gain (loss) on investments (1)	28.03	42.29	6.78	(512.66)	(738.50)	(117.72)
Net investment income (loss) (1)	(60.66)	(60.84)	(7.15)	(48.92)	(42.99)	(4.20)
Total income (loss) from operations	(32.63)	(18.55)	(0.37)	(561.58)	(781.49)	(121.92)

Net asset value per unit, end of period	$4,462.03	$6,564.93	$1,056.19	$4,131.81	$5,971.97	$952.00

Total return (4)	(0.73)%	(0.28)%	(0.03)%	(11.97)%	(11.57)%	(11.35)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	6.42%	4.64%	3.60%	5.37%	3.63%	2.57%
General Partner 1% allocation (4)	(0.01)%	0.00%	0.00%	(0.13)%	(0.12)%	(0.12)%
Net total expenses	6.41%	4.64%	3.60%	5.24%	3.51%	2.45%

Net investment income (loss) (2) (3) (5)	(5.59)%	(3.81)%	(2.78)%	(4.92)%	(3.18)%	(2.13)%

	Six Months Ended June 30,
	2016			2015
	Class A	Class B	Class I	Class A	Class B	Class I
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,212.26	$6,142.34	$984.17	$4,414.30	$6,323.56	$1,004.98

Net realized and change in unrealized gain (loss) on investments (1)	380.01	554.80	88.79	(115.61)	(166.37)	(27.63)
Net investment income (loss) (1)	(130.24)	(132.21)	(16.77)	(166.88)	(185.22)	(25.35)
Total income (loss) from operations	249.77	422.59	72.02	(282.49)	(351.59)	(52.98)

Net asset value per unit, end of period	$4,462.03	$6,564.93	$1,056.19	$4,131.81	$5,971.97	$952.00

Total return (4)	5.93%	6.88%	7.32%	(6.40)%	(5.56)%	(5.27)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	6.58%	4.74%	3.87%	8.00%	6.27%	5.49%
General Partner 1% allocation (4)	0.06%	0.07%	0.07%	(0.06)%	(0.05)%	(0.06)%
Net total expenses	6.64%	4.81%	3.94%	7.94%	6.22%	5.43%

Net investment income (loss) (2) (3) (5)	(5.81)%	(3.97)%	(3.10)%	(7.57)%	(5.84)%	(5.06)%

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

(5) Ratio excludes General Partner 1% allocation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of June 30, 2016 and second quarter 2016 gross performance contribution by sector was as follows:

Risk Allocation	Net Position	Sector	Gross Performance Contribution
10%	Short	Agriculture	0.38%
5%	Short	Energy products	(1.43)%
8%	Long	Metals	(0.20)%
26%	Long non-USD	Currencies	0.53%
21%	Long	Equity indices	(2.67)%
30%	Long	Interest rates	3.47%

The Fund’s risk exposures are typically aligned with dominant market trends. At the end of the quarter, interest rates were the largest exposure and the Fund held long positions globally. The second biggest risk exposure came from currencies, where the Fund was long the Australian dollar, Japanese yen and emerging market currencies, while being short the Euro. Other risk exposures were more modest including long positions in precious metals and in U.S. equities.

There were no changes to the manager lineup in the second quarter. However, on July 1, the Fund added a new diversified long term trend following program, the Crabel Advanced Trend program, which we expect to help broaden the Fund’s time horizon diversification.

Results of Operations

The returns for each class of Units for the six months ended June 30, 2016 and 2015 were:

Class of Units	2016	2015
Class A	5.93%	(6.40)%
Class B	6.88%	(5.56)%
Class I	7.32%	(5.27)%

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

April

Many of the macroeconomic trends that dominated the first quarter reversed course in April, as fixed income markets sold off and energy markets drifted higher. German 10-year Bund yields rose from a low of 9 basis points (bps) to a high of 30 bps during the month, as the European Central Bank held off on adding to its existing stimulus plan. Meanwhile, in the U.S., improving economic data also caused 10-year Treasury yields to climb, hurting bond prices. Oil prices registered their biggest monthly gain in a year, despite major exporting countries being unable to agree on output cuts.

The Fund generated gains in the currency sector during the month, profiting from a Japanese yen rally after the Bank of Japan failed to deliver anticipated easing policies. The Fund was also able to capitalize on the rise in the price of gold and other precious metals. However, long exposures in fixed income led to losses, particularly in Europe, as bond prices declined. Short energy positions detracted from profits after an oil price rebound, while the equity sector was also a negative contributor given volatility in stock indices. Overall, the Fund finished the month with a loss of 3.84%, 3.70% and 3.62% for Class A, B and I Units, respectively.

May

May was a choppy month, as global stock indices declined in the first half of the month before recovering on improved U.S. economic data, with the MSCI World Index finishing the month up 0.2%. In fixed income markets, an early rally was reversed when minutes from the April Federal Open Market Committee Meeting suggested that the next U.S. interest rate hike could come as soon as June. The Fed’s more hawkish guidance also caused the U.S. dollar to appreciate against most currencies, and led to a sell-off in gold.

May market reversals proved challenging for trend-following programs. In particular, the currency sector saw losses as the Fund’s long positions in the Australian dollar and Japanese yen were hurt by the rebounding U.S. dollar. The prospect of tighter U.S. monetary policy also negatively impacted long positions in gold and silver, as demand waned for precious metals as a store of value. Trading was profitable in the agricultural sector, however, with gains from rising soybean prices. Overall, the Fund finished the month with a loss of 2.83%, 2.69% and 2.61% for Class A, B and I Units, respectively.

June

June was an exceptionally volatile month as global markets were unprepared for Britain’s referendum decision to leave the European Union. Investors reacted to Brexit by seeking the protection of safe haven assets such as bonds, while selling equities and the British Pound. The Pound fell 8.5% the day after the referendum, its largest one-day loss on record, which pushed the currency to its lowest level against the U.S. dollar since the mid-1980s. Bonds performed well in the flight to safety as yields on U.S. 10-year Treasuries declined from 1.85% at the end of May to 1.47% by the end of June.

The Fund began the month with mixed performance from choppy markets. However, the Brexit aftermath created strong trends that the Fund was able to successfully exploit. Long positions in UK, European and U.S. bonds, short positions in the British Pound, long positions in the Japanese Yen and long precious metals positions all contributed to the Fund’s largest monthly gain since October 2008. Overall, the Fund finished the month with a gain of 6.25%, 6.41% and 6.49% for Class A, B and I Units, respectively.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at June 30, 2016 and December 31, 2015. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	June 30, 2016		December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$5,553,182	0.86%	$10,544,852	1.64%
Currencies	19,192,749	2.97	22,945,769	3.57
Energy	4,126,329	0.64	14,721,478	2.29
Equity indices	24,163,189	3.74	25,559,869	3.97
Interest rate instruments	13,974,251	2.17	16,494,300	2.56
Metals	5,874,570	0.91	9,735,517	1.51
Single stock futures	6,227,213	0.97	5,787,197	0.90
Total	$79,111,483	12.26%	$105,788,982	16.44%

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

The following were the primary trading risk exposures of the Fund as of June 30, 2016, by market sector.

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

The following were the only material non-trading risk exposures of the Fund as of June 30, 2016.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at June 30, 2016 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from risk factors disclosed in the Fund’s Form 10-K for year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended June 30, 2016. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended June 30, 2016 were as follows:

	April	May	June	Total
A Units
Units redeemed	1,226.9931	854.2511	984.5096	3,065.7539
Average net asset value per unit	$4,322.00	$4,199.66	$4,462.03	$4,332.88

B Units
Units redeemed	619.9553	239.6737	780.9388	1,640.5678
Average net asset value per unit	$6,340.00	$6,169.71	$6,564.93	$6,422.19

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

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

Dated: August 15, 2016	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)