Form 10-Q
period 2016-09-30
FUTURES PORTFOLIO FUND L.P.
filed 2016-11-14
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes ☐  No ☒

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Financial Condition

September 30, 2016 and December 31, 2015

	September 30, 2016 (unaudited)	December 31, 2015
Assets
Equity in broker trading accounts
Cash	$90,132,643	$122,736,345
Net unrealized gain (loss) on open futures contracts	9,035,594	4,412,678
Net unrealized gain (loss) on open forward currency contracts	886,743	(1,614,491)
Net unrealized gain (loss) on swap contract	—	3,440,896
Total equity in broker trading accounts	100,054,980	128,975,428
Cash and cash equivalents	37,789,418	56,290,425
Investments in securities, at fair value (cost $445,911,456 and $453,001,973)	445,913,474	451,049,033
Certificates of deposit (CDs), at fair value (cost $44,559,584 and $22,673,242)	44,678,549	22,710,509
General Partner 1% allocation receivable	—	271,430
Subscriptions receivable	246,392	85,414
Total assets	$628,682,813	$659,382,239

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$831,383	$1,301,752
Trading Advisor incentive fees payable	991,813	216,856
Commissions and other trading fees payable on open contracts	134,503	138,206
Cash Managers fees payable	111,971	109,594
General Partner management and performance fees payable	737,255	789,152
General Partner 1% allocation payable	165,646	—
Selling agent and broker dealer servicing fees payable – General Partner	683,460	735,514
Administrative expenses payable – General Partner	138,632	155,471
Investment Manager fees payable	128,687	83,884
Distribution (12b-1) fees payable	2,705	2,204
Operating services fee payable	17,648	33,554
Redemptions payable	7,373,477	11,143,201
Subscriptions received in advance	1,729,565	1,086,965
Total liabilities	13,046,745	15,796,353

Partners’ Capital (Net Asset Value)
Class A Interests – 89,599.3012 and 98,034.9581 units outstanding at September 30, 2016 and December 31, 2015, respectively	384,625,756	412,948,548
Class B Interests – 30,700.6502 and 33,265.6588 units outstanding at September 30, 2016 and December 31, 2015, respectively	194,767,711	204,329,032
Class I Interests – 3,828.4541 units and 3,828.4541 units outstanding at September 30, 2016 and December 31, 2015, respectively	3,917,247	3,767,830
Non-controlling interest	32,325,354	22,540,476
Total partners’ capital (net asset value)	615,636,068	643,585,886
Total liabilities and partners’ capital (net asset value)	$628,682,813	$659,382,239

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments

September 30, 2016 (unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$20,000,000	10/20/16	U.S. Treasury Bill	0.06%	$19,997,834	3.25%
20,000,000	11/17/16	U.S. Treasury Bill	0.25%	19,995,733	3.25%
20,000,000	12/22/16	U.S. Treasury Bill	0.17%	19,989,164	3.25%
5,500,000	11/30/16	U.S. Treasury Notes	0.88%	5,521,343	0.90%
4,400,000	11/30/16	U.S. Treasury Notes	2.75%	4,457,516	0.72%
7,650,000	1/31/17	U.S. Treasury Notes	0.50%	7,659,734	1.24%
6,950,000	2/28/17	U.S. Treasury Notes	0.50%	6,955,408	1.13%
4,900,000	8/15/17	U.S. Treasury Notes	0.88%	4,914,854	0.80%
1,500,000	12/31/17	U.S. Treasury Notes	0.75%	1,503,371	0.24%
Total U.S. Treasury securities (cost: $91,064,456)				90,994,957	14.78%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$400,000	11/8/16	Caterpillar Financial Services Corporation	0.50%	399,790	0.06%
1,900,000	11/16/16	Ford Motor Credit Company LLC	0.70%	1,898,301	0.31%
2,100,000	10/5/16	Hyundai Capital America	0.71%	2,099,834	0.34%
1,200,000	10/28/16	Hyundai Capital America	0.76%	1,199,238	0.19%
2,000,000	10/3/16	Nissan Motor Acceptance Corporation	0.70%	1,999,922	0.32%
Banks
1,700,000	8/24/17	Danske Corporation	1.44%	1,678,021	0.27%
1,500,000	10/14/16	Mitsubishi UFJ Trust & Banking Corp	0.75%	1,499,594	0.24%
500,000	10/13/16	Mizuho Bank	0.65%	499,892	0.08%
500,000	11/3/16	Oversea-Chinese Banking Corp.	0.70%	499,679	0.08%
1,600,000	10/24/16	Rabobank USA Finance Corp.	0.69%	1,599,295	0.26%
500,000	11/7/16	Rabobank USA Finance Corp.	0.75%	499,615	0.08%
2,100,000	11/15/16	Standard Chartered Bank	0.68%	2,098,215	0.34%
1,800,000	9/12/17	Standard Chartered Bank	1.54%	1,773,593	0.29%
1,600,000	11/4/16	Sumitomo Mitsui Banking Corporation	0.60%	1,599,093	0.26%
500,000	12/19/16	Sumitomo Mitsui Banking Corporation	0.88%	499,034	0.08%
400,000	10/4/16	The Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.67%	399,978	0.06%
1,600,000	12/12/16	Toronto Dominion Holdings (U.S.A.), Inc.	0.83%	1,597,344	0.26%
2,000,000	10/14/16	United Overseas Bank Limited	0.70%	1,999,494	0.32%
Beverages
2,000,000	10/26/16	Brown-Forman Corporation	0.55%	1,999,236	0.32%
1,700,000	11/17/16	The Coca-Cola Company	1.02%	1,699,009	0.28%
Diversified financial services
2,200,000	11/22/16	American Express Credit Corporation	0.73%	2,197,680	0.36%
1,600,000	10/4/16	DCAT, LLC	0.65%	1,599,913	0.26%
1,700,000	10/6/16	Fairway Financial Corporation	0.65%	1,699,847	0.28%
1,700,000	12/14/16	Gotham Funding Corporation	0.98%	1,696,575	0.28%
500,000	10/24/16	Intercontinental Exchange, Inc.	0.53%	499,831	0.08%
1,700,000	11/14/16	Intercontinental Exchange, Inc.	0.54%	1,698,878	0.28%
1,600,000	10/17/16	Liberty Street Funding LLC	0.70%	1,599,502	0.26%
1,500,000	12/12/16	Manhattan Asset Funding Company LLC	0.96%	1,497,120	0.24%
1,600,000	10/27/16	Thunder Bay Funding, LLC	0.50%	1,599,422	0.26%
Energy
500,000	10/4/16	Dominion Resources, Inc.	0.71%	499,970	0.08%
1,400,000	10/18/16	Dominion Resources, Inc.	0.76%	1,399,498	0.23%
1,400,000	10/26/16	Oglethorpe Power Corporation	0.52%	1,399,494	0.23%
400,000	11/4/16	Oglethorpe Power Corporation	0.50%	399,811	0.06%

The accompanying notes are an integral part of these consolidated financial statements.

2

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2016 (unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Energy (continued)
$1,300,000	11/22/16	Schlumberger Holdings Corporation	0.27%	$1,298,532	0.21%
2,100,000	10/25/16	Sempra Energy Global Enterprises	0.92%	2,098,712	0.34%
500,000	10/12/16	The Southern Company	0.76%	499,884	0.08%
Healthcare
2,100,000	10/17/16	Catholic Health Initiatives	0.85%	2,099,207	0.35%
Insurance
1,700,000	11/14/16	Nationwide Life Insurance Company	0.54%	1,698,878	0.28%
500,000	11/14/16	Nationwide Life Insurance Company	0.54%	499,670	0.08%
500,000	11/8/16	New York Life Capital Corporation	0.50%	499,736	0.08%
Nonprofit
500,000	10/12/16	The Salvation Army USA	0.65%	499,901	0.08%
Pharmaceuticals
2,200,000	3/20/17	Pfizer Inc.	0.83%	2,191,400	0.37%
REIT
1,600,000	10/25/16	Simon Property Group, L.P.	0.50%	1,599,467	0.26%
Total U.S. commercial paper (cost: $58,248,898)				58,311,105	9.47%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$500,000	10/26/16	John Deere Financial Limited	0.47%	499,836	0.08%

500,000	11/2/16	Bank of Nova Scotia	0.70%	499,689	0.08%
400,000	10/5/16	Commonwealth Bank of Australia	0.58%	399,974	0.06%
1,600,000	10/6/16	DBS Bank Ltd.	0.60%	1,599,867	0.27%
400,000	12/21/16	DBS Bank Ltd.	0.96%	399,136	0.06%
700,000	10/17/16	Macquarie Bank Limited	1.02%	699,814	0.11%
500,000	10/26/16	Skandinaviska Enskilda Banken AB	0.60%	499,792	0.08%

400,000	11/21/16	BASF SE	0.65%	399,632	0.06%
1,500,000	1/9/17	BASF SE	0.70%	1,497,067	0.25%

1,200,000	1/6/17	Electricite de France	1.05%	1,196,583	0.19%
800,000	1/9/17	Electricite de France	1.06%	797,639	0.13%
2,000,000	10/11/16	Engie	0.75%	1,999,583	0.33%
1,000,000	11/10/16	Engie	0.49%	999,453	0.16%

400,000	10/3/16	Reckitt Benckiser Treasury Services PLC	0.60%	399,987	0.06%
1,800,000	8/30/17	Reckitt Benckiser Treasury Services PLC	1.18%	1,780,428	0.30%

1,500,000	10/27/16	AstraZeneca PLC	0.70%	1,499,242	0.25%

1,200,000	9/13/17	Vodafone Group Public Limited Company	1.62%	1,181,544	0.19%
Total foreign commercial paper (cost: $16,287,119)				16,349,266	2.66%
Total commercial paper (cost: $74,536,017)				74,660,371	12.13%

The accompanying notes are an integral part of these consolidated financial statements.

3

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
September 30, 2016 (unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$1,800,000	12/15/16	Rockwell Collins, Inc.	1.20%	$1,802,369	0.29%
Automotive
566,000	7/13/18	American Honda Finance Corporation	1.13%	570,072	0.09%
368,000	2/22/19	American Honda Finance Corporation	1.64%	373,110	0.06%
438,000	3/10/17	Daimler Finance North America LLC	1.13%	438,317	0.07%
649,000	8/3/17	Daimler Finance North America LLC	1.47%	652,656	0.11%
6,700,000	3/2/18	Daimler Finance North America LLC	1.26%	6,691,119	1.09%
7,350,000	1/9/18	Ford Motor Credit Company LLC	1.60%	7,405,896	1.20%
1,422,000	4/6/18	Nissan Motor Acceptance Corporation	1.46%	1,426,584	0.23%
1,000,000	3/27/17	Toyota Motor Credit Corporation	1.18%	1,001,150	0.16%
670,000	2/19/19	Toyota Motor Credit Corporation	1.63%	679,139	0.11%
500,000	5/23/17	Volkswagen Group of America Finance, LLC	1.19%	498,113	0.08%
200,000	11/20/17	Volkswagen Group of America Finance, LLC	1.25%	199,044	0.03%
Banks
1,473,000	11/14/16	Bank of America	1.13%	1,479,315	0.24%
800,000	11/14/16	Bank of America	1.29%	801,916	0.13%
500,000	2/13/17	Capital One Bank	1.20%	500,451	0.08%
8,000,000	4/27/18	Credit Suisse AG	1.41%	8,030,011	1.31%
1,000,000	2/23/18	PNC Realty Investors, Inc.	1.50%	1,004,637	0.16%
900,000	11/20/16	The Huntington National Bank	1.30%	904,556	0.15%
1,800,000	1/30/17	U.S. Bank National Association	1.10%	1,803,639	0.29%
500,000	8/23/17	U.S. Bank National Association	1.27%	501,555	0.08%
806,000	9/11/17	U.S. Bank National Association	1.05%	806,492	0.13%
450,000	1/29/18	U.S. Bank National Association	1.45%	452,362	0.07%
1,722,000	9/8/17	Wells Fargo & Company	1.40%	1,723,024	0.28%
834,000	1/22/18	Wells Fargo Bank, National Association	1.44%	840,243	0.14%
Beverages
3,617,000	1/15/18	Anheuser-Busch Companies, LLC	5.50%	3,864,913	0.63%
1,000,000	1/15/17	SABMiller Holdings Inc.	2.45%	1,008,165	0.16%
Computers
800,000	5/3/18	Apple Inc.	1.01%	801,619	0.13%
3,000,000	2/22/19	Apple Inc.	1.64%	3,050,411	0.50%
2,650,000	2/22/19	Apple Inc.	1.70%	2,686,555	0.44%
Diversified financial services
1,000,000	6/5/17	American Express Credit Corporation	1.11%	997,767	0.16%
1,226,000	3/7/18	Berkshire Hathaway Finance Corporation	1.38%	1,235,112	0.20%
1,400,000	4/3/17	Branch Banking and Trust Company	1.00%	1,406,495	0.23%
800,000	5/10/19	Branch Banking and Trust Company	1.29%	803,431	0.13%
3,600,000	10/15/18	Intercontinental Exchange, Inc.	2.50%	3,728,260	0.61%
798,000	4/5/17	MassMutual Global Funding II	2.00%	809,068	0.13%
1,000,000	4/10/17	Metropolitan Life Global Funding I	1.04%	1,003,499	0.16%
3,500,000	4/10/17	Metropolitan Life Global Funding I	1.30%	3,525,288	0.57%
1,000,000	12/21/16	Mizuho Securities USA Inc.	1.25%	1,000,303	0.16%
1,060,000	10/18/16	Morgan Stanley	5.75%	1,089,441	0.18%
5,900,000	1/9/17	Morgan Stanley	5.45%	6,039,440	0.98%
500,000	2/1/19	Morgan Stanley	2.45%	512,672	0.08%
8,125,000	2/9/18	MUFG Americas Holdings Corporation	1.36%	8,125,534	1.33%
1,500,000	10/5/17	NYSE Euronext	2.00%	1,526,067	0.25%
5,000,000	11/25/16	Pricoa Global Funding I	1.15%	5,022,858	0.82%
1,675,000	6/27/18	Pricoa Global Funding I	1.14%	1,675,354	0.27%
1,800,000	12/1/17	Principal Life Global Funding II	1.34%	1,809,670	0.29%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
September 30, 2016 (unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Diversified financial services (continued)
$400,000	12/15/17	The Goldman Sachs Group, Inc.	1.65%	$400,229	0.07%
3,500,000	2/15/19	The Goldman Sachs Group, Inc.	7.50%	3,998,727	0.65%
3,000,000	4/25/19	The Goldman Sachs Group, Inc.	1.75%	3,020,892	0.49%
1,000,000	6/1/17	UBS AG	1.38%	1,004,280	0.16%
4,750,000	6/1/17	UBS AG	1.40%	4,757,640	0.77%
4,500,000	12/14/17	Visa Inc.	1.20%	4,537,065	0.74%
Energy
1,461,000	11/9/17	Chevron Corporation	1.15%	1,467,993	0.24%
3,350,000	12/1/17	Kinder Morgan, Inc.	2.00%	3,387,375	0.55%
Healthcare
10,000,000	6/7/18	Aetna Inc.	1.70%	10,081,441	1.65%
500,000	1/15/18	Anthem, Inc.	1.88%	504,619	0.08%
1,500,000	3/15/18	Medtronic, Inc.	1.50%	1,508,140	0.24%
7,750,000	1/17/17	UnitedHealth Group Incorporated	1.13%	7,790,473	1.27%
4,775,000	4/1/18	Zimmer Biomet Holdings, Inc.	2.00%	4,853,119	0.79%
Insurance
2,700,000	10/18/16	American International Group, Inc.	5.60%	2,773,806	0.45%
352,000	8/15/18	Berkshire Hathaway Inc.	1.15%	352,449	0.06%
1,000,000	3/1/17	New York Life Global Funding	1.13%	1,001,359	0.16%
1,614,000	10/30/17	New York Life Global Funding	1.30%	1,625,540	0.26%
Manufacturing
994,000	11/20/17	Caterpillar Financial Services Corporation	1.06%	996,074	0.16%
789,000	2/23/18	Caterpillar Financial Services Corporation	1.52%	795,945	0.13%
1,000,000	1/9/17	General Electric Capital Corporation	0.94%	1,002,952	0.16%
241,000	2/25/17	Illinois Tool Works Inc.	0.90%	241,122	0.04%
700,000	7/11/17	John Deere Capital Corporation	1.11%	703,403	0.11%
1,000,000	1/8/19	John Deere Capital Corporation	1.23%	1,007,108	0.16%
Pharmaceuticals
7,775,000	5/14/18	AbbVie Inc.	1.80%	7,860,447	1.28%
1,400,000	10/7/16	Bayer US Finance LLC	0.91%	1,403,059	0.23%
500,000	3/17/17	EMD FIN LLC	1.21%	499,901	0.08%
750,000	12/1/16	Gilead Sciences, Inc.	3.05%	760,198	0.12%
Retail
5,500,000	7/20/18	CVS Health Corporation	1.90%	5,579,295	0.91%
783,000	7/15/17	Dollar General Corporation	4.13%	807,483	0.13%
4,750,000	9/10/18	Home Depot, Inc.	2.25%	4,861,969	0.79%
1,500,000	10/15/16	Lowe’s Companies, Inc.	5.40%	1,538,709	0.25%
310,000	4/15/17	Lowe’s Companies, Inc.	1.63%	313,168	0.05%
Software
2,000,000	8/18/17	IBM	1.25%	2,009,871	0.33%
1,400,000	8/8/19	Microsoft Corporation	1.10%	1,397,521	0.23%
900,000	7/7/17	Oracle Corporation	0.86%	899,971	0.15%
600,000	4/15/18	Oracle Corporation	5.75%	657,962	0.11%
Telecommunications
6,750,000	2/15/19	AT&T Inc.	5.80%	7,476,307	1.21%
4,000,000	9/20/19	Cisco Systems, Inc.	1.20%	4,011,343	0.65%
4,800,000	6/9/17	Verizon Communications, Inc.	1.23%	4,805,778	0.78%
4,500,000	9/14/18	Verizon Communications, Inc.	2.61%	4,627,622	0.75%
Transportation
4,500,000	10/28/16	Kansas City Southern	1.44%	4,514,784	0.73%
Total U.S. corporate notes (cost: $204,251,800)				204,144,831	33.16%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
September 30, 2016 (unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,000,000	2/2/17	ABN AMRO Bank N.V.	4.25%	$1,016,246	0.17%
2,200,000	12/13/16	Bank of Nova Scotia, The	1.27%	2,203,569	0.36%
1,998,000	3/13/17	Commonwealth Bank of Australia	1.21%	2,001,051	0.33%
548,000	1/19/17	Cooperatieve Rabobank U.A.	3.38%	555,406	0.09%
5,000,000	8/17/18	ING Bank N.V.	1.58%	5,020,501	0.82%
500,000	2/22/17	Macquarie Bank Limited	5.00%	509,534	0.08%
2,000,000	12/9/16	National Australia Bank Limited	1.08%	2,002,374	0.33%
5,000,000	7/23/18	National Australia Bank Limited	1.35%	5,003,343	0.81%
1,800,000	4/4/17	Svenska Handelsbanken AB	2.88%	1,841,637	0.30%
882,000	9/29/17	Swedbank AB	2.13%	888,546	0.14%
1,500,000	7/23/18	Toronto-Dominion Bank	1.25%	1,501,334	0.24%
Diversified financial services
800,000	1/29/18	Caisse centrale Desjardins	1.42%	801,028	0.13%
222,000	1/13/17	Hutchison Whampoa International Ltd	3.50%	225,071	0.04%
Energy
1,000,000	5/10/17	Shell International Finance B.V.	1.13%	1,002,848	0.16%
Pharmaceuticals
6,790,000	3/12/18	Actavis Funding SCS	1.93%	6,878,855	1.11%
Semiconductors
1,520,000	10/17/16	Siemens Financieringsmaatschappij N.V.	5.75%	1,562,398	0.25%
Total foreign corporate notes (cost: $32,963,498)				33,013,741	5.36%
Total corporate notes (cost: $237,215,298)				237,158,572	38.52%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,440,857	10/15/18	Ally Auto Receivables Trust	1.17%	1,443,643	0.23%
174,417	9/20/17	Ally Auto Receivables Trust 2014-SN2	1.03%	174,488	0.03%
293,636	3/15/18	Ally Auto Receivables Trust 2015-2	0.98%	293,843	0.05%
343,842	8/15/18	Ally Auto Receivables Trust 2016-1	1.20%	344,436	0.06%
603,769	1/8/19	AmeriCredit Automobile Receivables Tr 2006-A-F	1.07%	604,225	0.10%
159,570	2/8/19	AmeriCredit Automobile Receivables Tr 2006-A-F	0.90%	159,402	0.03%
1,526,164	6/10/19	AmeriCredit Automobile Receivables Trust 2014-3	1.15%	1,527,700	0.25%
375,000	7/15/24	ARI Fleet Lease Trust	1.82%	376,668	0.06%
125,807	4/16/18	Bank of the West Auto Trust 2015-1	0.87%	125,848	0.02%
675,000	1/22/18	BMW Vehicle Lease Trust	1.17%	675,502	0.11%
1,084,924	1/22/18	BMW Vehicle Lease Trust 2015-2	1.07%	1,085,975	0.18%
812,000	5/28/19	BMW Vehicle Owner Trust 2016-A	0.99%	811,695	0.13%
196,686	10/20/17	Capital Auto Receivables Asset Tr 2015-2	0.93%	196,757	0.03%
525,000	7/20/18	Capital Auto Receivables Asset Trust 2013-4	1.47%	526,002	0.09%
324,513	6/15/18	CarMax Auto Owner Trust 2015-2	0.82%	324,574	0.05%
491,328	2/7/27	Chesapeake Funding LLC	1.01%	490,451	0.08%
400,000	7/15/19	Drive Auto Receivables Trust	1.67%	401,489	0.07%
211,540	5/15/18	Fifth Third Auto Trust 2015-1	1.02%	211,672	0.03%
449,600	5/15/18	Ford Credit Auto Lease Trust 2015-B	1.04%	450,080	0.07%
1,520,000	11/15/18	Ford Credit Auto Lease Trust 2016-A	1.42%	1,525,370	0.25%
70,842	3/15/18	Ford Credit Auto Owner Trust 2012-D	0.67%	70,851	0.01%
266,494	3/15/18	Ford Credit Auto Owner Trust 2015-B	0.72%	266,546	0.04%
554,000	3/15/19	Ford Credit Auto Owner Trust 2016-B	1.08%	554,181	0.09%
342,000	1/15/19	Ford Credit Floorplan Master Owner Trust A	1.92%	343,294	0.06%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
September 30, 2016 (unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Asset Backed Securities (continued)
Face Value	Maturity Date	Name	Yield[1]
Automotive (continued)
$500,000	7/20/19	GE Dealer Floorplan Master Note	0.91%	$499,929	0.08%
374,285	1/15/19	Harley-Davidson Motorcycle Trust 2015-2	0.80%	374,283	0.06%
751,860	4/10/28	Hertz Fleet Lease Funding LP	0.93%	752,274	0.12%
320,974	9/18/17	Honda Auto Receivables 2013-4 Owner Tr	0.69%	320,984	0.05%
609,346	7/23/18	Honda Auto Receivables 2015-4 Owner Trust	0.82%	608,991	0.10%
719,000	6/18/18	Honda Auto Receivables 2016-1 Owner Trust	1.01%	719,464	0.12%
1,460,000	9/17/18	Honda Auto Receivables 2016-2 Owner Trust	1.13%	1,462,860	0.24%
229,709	11/20/17	Honda Auto Receivables Owner Trust	0.92%	229,880	0.04%
700,000	7/16/18	Hyundai Auto Lease Securitization Tr 2016-A	1.07%	701,510	0.11%
586,997	11/15/17	Hyundai Auto Lease Securitization Trust	0.98%	587,212	0.10%
451,498	11/15/18	Hyundai Auto Receivables Trust 2015-C	0.99%	451,511	0.07%
713,000	6/17/19	Hyundai Auto Receivables Trust 2016-A	1.21%	714,381	0.12%
1,785,000	7/16/18	Mercedes-Benz Auto Lease Trust	1.34%	1,788,280	0.28%
649,738	1/16/18	Mercedes-Benz Auto Lease Trust 2015-B	1.00%	650,200	0.11%
761,000	9/14/17	Mercedes-Benz Auto Receivables Trust	1.11%	761,491	0.12%
622,736	11/15/17	Nissan Auto Lease Trust 2015-A	0.87%	623,144	0.10%
234,105	8/15/18	Nissan Auto Receivables 2013-C Owner Trust	0.67%	234,123	0.04%
52,884	9/15/17	Nissan Auto Receivables 2015-A Owner Tr	0.67%	52,893	0.01%
1,005,000	4/15/19	Nissan Auto Receivables 2016-B Owner Trust	1.05%	1,005,772	0.16%
509,000	5/15/19	Nissan Auto Receivables 2016-C Owner Trust	1.07%	508,896	0.08%
45,522	11/21/17	Porsche Innovation Lease Owner Trust	0.79%	45,528	0.01%
665,470	4/8/19	Santander Drive Auto Receivables Trust 2015-4	1.26%	666,452	0.11%
180,168	11/15/18	Santander Drive Auto Receivables Trust 2015-5	1.12%	180,394	0.03%
225,000	9/16/19	Santander Drive Auto Receivables Trust 2015-5	1.58%	225,822	0.04%
246,028	2/15/18	Toyota Auto Receivables Owner Trust	0.85%	246,183	0.04%
617,000	8/15/17	Toyota Auto Receivables Owner Trust	1.03%	617,542	0.10%
551,000	1/15/19	Toyota Auto Receivables Owner Trust	1.00%	551,088	0.09%
224,601	10/22/18	Volkswagen Auto Loan Enhanced Tr 2014-1	0.91%	224,226	0.04%
197,352	4/20/18	Volkswagen Auto Loan Enhanced Trust 2013-2	0.70%	197,242	0.03%
Credit card
1,000,000	1/15/20	BA Credit Card Trust	0.81%	1,001,132	0.16%
300,000	6/15/20	Cabela’s Credit Card Master Note Trust	1.45%	301,279	0.05%
2,000,000	9/16/19	Capital One Multi-Asset Execution Trust	0.96%	2,001,025	0.32%
1,500,000	1/15/20	Capital One Multi-Asset Execution Trust	1.26%	1,503,004	0.24%
850,000	10/15/18	Chase Issuance Trust	1.01%	850,492	0.14%
1,760,000	11/7/18	Citibank Credit Card Issuance Trust	1.02%	1,763,021	0.29%
1,500,000	2/22/19	Citibank Credit Card Issuance Trust	1.02%	1,502,144	0.24%
1,000,000	3/15/21	World Financial Network Credit Card Master Note Tr	1.26%	1,000,410	0.16%
Other
138,502	8/15/18	CNH Equipment Trust 2013-B	0.69%	138,487	0.02%
500,000	3/23/20	Dell Equipment Finance Trust 2015-1	1.30%	499,903	0.08%
985,000	10/15/18	John Deere Owner Trust	1.15%	986,545	0.16%
298,107	2/15/18	John Deere Owner Trust 2015	0.87%	298,124	0.05%
108,535	12/15/17	Kubota Credit Owner Trust 2015-1	0.94%	108,552	0.02%
Student loans
52,504	5/16/22	Navient Private Education Loan Trust	1.00%	52,528	0.01%
18,388	8/15/25	SLM Private Education Loan Trust 2012-A	1.92%	18,410	0.00%
117,812	10/16/23	SLM Private Education Loan Trust 2012-E	1.27%	117,877	0.02%
124,188	8/15/22	SLM Private Education Loan Trust 2013-A	1.12%	124,344	0.02%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
September 30, 2016 (unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Asset Backed Securities (continued)
Face Value	Maturity Date	Name	Yield[1]
Commercial mortgages
$1,490,007	1/15/49	Banc of America Commercial Mortgage Tr 2007-1	5.43%	$1,504,947	0.24%
341,345	2/12/44	Morgan Stanley Capital I Trust 2007-HQ11	0.66%	340,103	0.06%
Total U.S. asset backed securities (cost: $43,095,685)				43,099,574	7.00%
Total investments in securities (cost: $445,911,456)				$445,913,474	72.43%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,000,000	6/30/17	Bank of Montreal	1.10%	$1,001,675	0.16%
1,500,000	8/16/17	Bank of Montreal	1.28%	1,505,603	0.24%
800,000	5/16/17	Bank of Nova Scotia	1.29%	801,716	0.13%
2,000,000	11/14/16	BMO Harris Bank National Association	1.09%	2,017,176	0.33%
1,800,000	5/23/17	Canadian Imperial Bank of Commerce	1.19%	1,802,549	0.29%
1,000,000	5/24/17	Canadian Imperial Bank of Commerce	1.23%	1,001,626	0.16%
250,000	5/3/17	Credit Suisse Group AG	1.40%	251,665	0.04%
1,800,000	9/12/17	Credit Suisse Group AG	1.65%	1,803,707	0.29%
1,800,000	5/26/17	DNB Bank ASA	1.24%	1,803,070	0.29%
2,000,000	8/4/17	HSBC BANK USA	1.32%	2,006,294	0.33%
1,000,000	3/15/17	Mitsubishi UFJ Trust & Banking Corp	1.25%	1,000,795	0.16%
2,000,000	7/13/17	Mizuho Bank, Ltd.	1.30%	2,004,781	0.33%
1,622,000	5/24/17	National Bank of Canada	1.23%	1,624,570	0.26%
2,000,000	2/13/17	Nordea Bank Finland PLC	1.10%	2,004,048	0.33%
1,500,000	3/1/17	Nordea Bank Finland PLC	1.19%	1,502,908	0.24%
2,000,000	3/6/17	Rabobank USA Finance Corp.	1.18%	2,002,595	0.33%
1,000,000	10/14/16	Royal Bank of Canada	0.92%	1,002,217	0.16%
2,000,000	3/22/18	Royal Bank of Canada	1.57%	2,005,709	0.33%
1,000,000	7/19/17	Sumitomo Mitsui Banking Corporation	1.45%	1,003,196	0.16%
1,500,000	7/20/17	Sumitomo Mitsui Trust Bank Ltd	1.50%	1,505,463	0.24%
1,000,000	8/8/17	Sumitomo Mitsui Trust Bank Ltd	1.53%	1,002,944	0.16%
1,000,000	12/7/17	Svenska Handelsbanken AB	1.31%	1,000,168	0.16%
850,000	7/26/17	The Norinchukin Bank	1.43%	852,693	0.14%
1,150,000	7/27/17	The Norinchukin Bank	1.43%	1,153,590	0.19%
2,000,000	5/3/17	The Toronto-Dominion Bank	1.15%	2,008,466	0.33%
1,700,000	7/13/17	The Toronto-Dominion Bank	1.20%	1,702,961	0.28%
750,000	9/22/17	Wells Fargo Bank, National Association	1.34%	750,156	0.13%
1,500,000	1/19/17	Westpac Banking Corporation	1.04%	1,504,624	0.24%
1,000,000	3/17/17	Westpac Banking Corporation	1.13%	1,006,081	0.16%
750,000	7/14/17	Westpac Banking Corporation	1.23%	751,316	0.13%
1,800,000	3/30/17	State Street Corporation	1.12%	1,799,917	0.29%
900,000	7/14/17	State Street Corporation	1.13%	902,602	0.15%
Total U.S. certificates of deposit (cost: $43,969,193)				44,086,881	7.16%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$591,000	12/5/16	Bank of Nova Scotia	0.56%	591,668	0.10%
Total foreign certificates of deposit (cost: $590,391)				591,668	0.10%

Total certificates of deposit (cost: $44,559,584)				$44,678,549	7.26%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
September 30, 2016 (unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$746,322	0.12%
Currencies	1,265,721	0.21%
Energy	70,056	0.01%
Equity indices	2,257,909	0.37%
Interest rate instruments	(156,098)	(0.03)%
Metals	5,900,515	0.95%
Single stock futures	770,249	0.13%
Net unrealized gain (loss) on open long U.S. futures contracts	10,854,674	1.76%

Short U.S. Futures Contracts
Agricultural commodities	1,843,263	0.30%
Currencies	591,725	0.10%
Energy	(2,079,194)	(0.34)%
Equity indices	407,696	0.07%
Interest rate instruments	(212,069)	(0.03)%
Metals[2]	(7,300,422)	(1.19)%
Single stock futures	16,954	0.00%
Net unrealized gain (loss) on open short U.S. futures contracts	(6,732,047)	(1.09)%

Total U.S. Futures Contracts - Net unrealized gain (loss) on open U.S. futures contracts	4,122,627	0.67%

Long Foreign Futures Contracts
Agricultural commodities	19,866	0.00%
Currencies	216,531	0.04%
Energy	55,533	0.01%
Equity indices	1,447,089	0.24%
Interest rate instruments	3,372,117	0.54%
Metals	—	0.00%
Single stock futures	404	0.00%
Net unrealized gain (loss) on open long foreign futures contracts	5,111,540	0.83%

Short Foreign Futures Contracts
Agricultural commodities	69,275	0.01%
Currencies	413,382	0.07%
Energy	(67,020)	(0.01)%
Equity indices	(9,643)	0.00%
Interest rate instruments	(611,139)	(0.10)%
Metals	6,572	0.00%
Single stock futures	—	0.00%
Net unrealized gain (loss) on open short foreign futures contracts	(198,573)	(0.03)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	4,912,967	0.80%

Net unrealized gain (loss) on open futures contracts	$9,035,594	1.47%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
September 30, 2016 (unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$1,148,978	0.19%
Short	(901,517)	(0.15)%
Net unrealized gain (loss) on open U.S. forward currency contracts	247,461	0.04%

Foreign Forward Currency Contracts
Long	492,907	0.08%
Short	146,375	0.02%
Net unrealized gain (loss) on open foreign forward currency contracts	639,282	0.10%

Net unrealized gain (loss) on open forward currency contracts	$886,743	0.14%

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

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2015

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Asset Backed Securities (continued)
Face Value	Maturity Date	Name	Yield[1]
Other
$1,072,358	8/15/18	CNH Equipment Trust 2013-B	0.69%	$1,070,863	0.17%
926,407	2/15/18	John Deere Owner Trust 2015	0.87%	925,544	0.14%
338,929	12/15/17	Kubota Credit Owner Trust 2015-1	0.94%	338,921	0.05%
Student loans
46,674	5/16/22	Navient Private Ed Loan Tr 2014-A	0.81%	46,591	0.01%
139,582	8/15/23	SLM Private Ed Loan Tr 2012-C	1.43%	139,847	0.02%
49,088	8/15/25	SLM Private Education Loan Trust 2012-A	1.73%	49,337	0.01%
247,119	10/16/23	SLM Private Education Loan Trust 2012-E	1.08%	246,891	0.04%
Total U.S. asset backed securities (cost: $52,447,431)				52,248,612	8.12%
Total investments in securities (cost: $453,001,973)				$451,049,033	70.09%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,000,000	9/16/16	Credit Suisse Group AG	0.88%	$1,002,097	0.16%
1,622,000	5/24/17	National Bank of Canada	0.78%	1,622,403	0.25%
2,000,000	2/13/17	Nordea Bank Finland PLC	0.64%	2,000,778	0.31%
2,000,000	3/11/16	Norinchukin Bank (NY Branch)	0.50%	2,002,796	0.31%
1,000,000	10/14/16	Royal Bank of Canada	0.57%	1,000,418	0.16%
1,200,000	8/4/16	Standard Chartered Bank	0.80%	1,203,192	0.19%
850,000	2/12/16	Sumitomo Mitsui Bank (NY Branch)	0.52%	853,973	0.13%
1,500,000	8/8/16	Toronto-Dominion Bank	0.75%	1,503,773	0.23%
2,000,000	11/8/16	Toronto-Dominion Bank	1.00%	2,002,927	0.31%
1,800,000	10/21/16	Westpac Banking Corporation	0.57%	1,801,450	0.28%
Total U.S. certificates of deposit (cost: $14,970,784)				14,993,807	2.33%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,200,000	5/9/16	Bank of Nova Scotia	0.50%	2,200,684	0.34%
1,800,000	5/23/17	Canadian Imperial Bank of Commerce	0.73%	1,800,350	0.28%
2,000,000	2/19/16	Landesbank Hessen-Thuringen Girozentrale	0.57%	2,010,319	0.31%
705,000	8/17/16	Svenska Handelsbanken AB	0.54%	705,318	0.11%
1,000,000	12/7/17	Svenska Handelsbanken AB	0.93%	1,000,031	0.16%
Total foreign certificates of deposit (cost: $7,702,458)				7,716,702	1.20%

Total certificates of deposit (cost: $22,673,242)				$22,710,509	3.53%

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

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2016 and 2015 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on:
Futures, forward currency and swap contracts	$10,357,243	$5,683,655	$42,154,724	$30,301,401
Investments in securities and CDs	(470,142)	89,055	(783,123)	(477,716)
Net change in unrealized gain (loss) on:
Futures, forward currency and swap contracts	(23,420,648)	25,880,998	3,683,254	(14,272,824)
Investments in securities and CDs	(968,179)	(509,317)	329,988	292,669
Brokerage commissions and trading expenses	(1,348,979)	(1,341,769)	(3,923,241)	(4,348,190)
Net realized and changed in unrealized gain (loss) on investments	(15,850,705)	29,802,622	41,461,602	11,495,340

Net investment income (loss)
Income
Interest income	1,303,861	825,614	3,723,825	2,390,370

Expenses
Trading Advisor management fee	2,133,783	2,343,197	6,302,849	7,288,397
Trading Advisor incentive fee	991,813	—	4,290,609	9,348,716
Cash manager fees	128,822	119,152	377,753	357,455
General Partner management and performance fees	2,285,856	2,501,949	7,059,241	8,044,012
Selling agent and broker dealer servicing fees – General Partner	2,121,656	2,329,539	6,555,898	7,339,497
General Partner 1% allocation	(225,983)	231,022	165,646	(194,789)
Administrative expenses – General Partner	428,692	500,306	1,363,344	1,596,713
Investment Manager fees	392,201	258,587	1,043,940	758,586
Distribution (12b-1) fees	7,847	7,075	21,124	15,227
Operating services fee	53,788	103,435	186,914	303,434
Total expenses	8,318,475	8,394,262	27,367,318	34,857,248
Net investment income (loss)	(7,014,614)	(7,568,648)	(23,643,493)	(32,466,878)
Net income (loss)	(22,865,319)	22,233,974	17,818,109	(20,971,538)
Less: net (income) loss attributable to non-controlling interest	493,024	637,167	(1,419,145)	1,686,918
Net income (loss) attributable to the Fund	$(22,372,295)	$22,871,141	$16,398,964	$(19,284,620)

	Three Months Ended September 30,
	2016			2015
	Class A	Class B	Class I	Class A	Class B	Class I
Increase (decrease) in net asset value per unit	$(169.30)	$(220.84)	$(33.00)	$138.44	$227.19	$38.81
Net income (loss) per unit†	$(170.75)	$(219.80)	$(33.00)	$138.30	$239.04	$38.81

Weighted average number of units outstanding	90,388.1104	30,992.2443	3,828.4541	102,997.6252	35,467.9956	3,828.4541

	Nine Months Ended September 30,
	2016			2015
	Class A	Class B	Class I	Class A	Class B	Class I
Increase (decrease) in net asset value per unit	$80.47	$201.75	$39.02	$(144.05)	$(124.40)	$(14.17)
Net income (loss) per unit†	$96.35	$228.34	$39.03	$(145.02)	$(107.86)	$(19.51)

Weighted average number of units outstanding	93,090.3784	31,883.0013	3,828.4541	104,034.8343	38,249.3748	3,710.6779

† (based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2016 and 2015 (unaudited)

	2016	2015
Cash flows from operating activities
Net income (loss)	$17,818,109	$(20,971,538)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures, forwards and swap trading	(3,683,254)	14,272,824
Net realized and change in unrealized (gain) loss on securities and certificates of deposit	453,135	185,047
Purchases of securities and certificates of deposit	(811,168,364)	(655,536,657)
Proceeds from disposition of securities and certificates of deposit	793,882,748	692,752,130
Changes in
Trading Advisor management fee payable	(470,369)	(293,374)
Trading Advisor incentive fee payable	774,957	(10,977,066)
Commissions and other trading fees payable on open contracts	(3,703)	(12,446)
Cash Managers fees payable	2,377	(348)
General Partner management and performance fees payable	(51,897)	(106,893)
General Partner 1% allocation receivable/payable	437,076	(733,074)
Selling agent and broker dealer servicing fees payable – General Partner	(52,054)	(68,651)
Administrative expenses payable – General Partner	(16,839)	(14,384)
Investment Manager fee payable	44,803	7,662
Distribution (12b-1) fees payable	501	1,905
Operating services fee payable	(15,906)	3,338
Net cash provided by (used in) operating activities	(2,048,680)	18,508,475

Cash flows from financing activities
Subscriptions	19,675,928	33,204,793
Subscriptions received in advance	1,729,565	1,485,667
Redemptions	(78,684,472)	(101,965,590)
Non-controlling interest – subscriptions	11,555,082	23,494,229
Non-controlling interest – redemptions	(3,332,132)	(2,973,988)
Net cash provided by (used in) financing activities	(49,056,029)	(46,754,889)

Net increase (decrease) in cash and cash equivalents	(51,104,709)	(28,246,414)
Cash and cash equivalents, beginning of period	179,026,770	269,943,729
Cash and cash equivalents, end of period	$127,922,061	$241,697,315

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$90,132,643	$219,383,090
Cash and cash equivalents	37,789,418	22,314,225
Total end of period cash and cash equivalents	$127,922,061	$241,697,315

Supplemental disclosure of cash flow information
Prior period redemptions paid	$11,143,201	$10,423,609
Prior period subscriptions received in advance	$1,086,965	$2,577,065

Supplemental schedule of non-cash financing activities
Redemptions payable	$7,373,477	$6,651,013

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

For the Nine Months Ended September 30, 2016 and 2015 (unaudited)

	Class A		Class B		Class I		Non-Controlling Interest
	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Nine Months Ended September 30, 2016
Balance at December 31, 2015	98,034.9581	$412,948,548	33,265.6588	$204,329,032	3,828.4541	$3,767,830	$22,540,476	$643,585,886
Net income (loss)		8,969,533		7,280,014		149,417	1,419,145	17,818,109
Subscriptions	2,947.1337	13,195,318	1,171.9596	7,567,575	—	—	11,716,060	32,478,953
Redemptions	(10,767.9310)	(47,814,908)	(4,155.8782)	(27,081,645)	—	—	(3,350,327)	(78,246,880)
Transfers	(614.8596)	(2,672,735)	418.9100	2,672,735	—	—	—	—
Balance at September 30, 2016	89,599.3012	$384,625,756	30,700.6502	$194,767,711	3,828.4541	$3,917,247	$32,325,354	$615,636,068

Nine Months Ended September 30, 2015
Balance at December 31, 2014	106,074.0114	$468,243,719	41,522.9665	$262,572,733	3,438.9708	$3,455,693	$7,282,068	$741,554,213
Net income (loss)		(15,086,747)		(4,125,460)		(72,413)	(1,686,918)	(20,971,538)
Subscriptions	5,743.5295	25,376,355	1,574.4869	9,995,503	389.4833	410,000	23,350,573	59,132,431
Redemptions	(9,093.6066)	(39,751,760)	(9,198.4444)	(58,398,450)	—	—	(3,016,772)	(101,166,982)
Transfers	(1,082.9484)	(4,749,538)	749.8353	4,749,538	—	—	—	—
Balance at September 30, 2015	101,640.9859	$434,032,029	34,648.8443	$214,793,864	3,828.4541	$3,793,280	$25,928,951	$678,548,124

	Net Asset Value per Unit
	Class A	Class B	Class I

September 30, 2016	4,292.73	6,344.09	1,023.19
December 31, 2015	4,212.26	6,142.34	984.17
September 30, 2015	4,270.25	6,199.16	990.81
December 31, 2014	4,414.30	6,323.56	1,004.98

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Description of the Fund

Futures Portfolio Fund, Limited Partnership (“Fund”) is a Maryland limited partnership, which operates as a commodity investment pool, commenced trading operations on January 2, 1990. The Fund issues units of limited partner interests (“Units”) in three classes, Class A, B and I, which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Fifth Amended and Restated Limited Partnership Agreement (“Partnership Agreement”).

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

During 2014, the Fund purchased $58.5 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFF”). SMFF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end management investment company. SMFF issues four classes of shares: Class A, C, I and N. At September 30, 2016, the Fund owned 64% of the outstanding shares of SMFF and therefore had effective control of that entity. Accordingly, the assets, liabilities and operating results of SMFF have been consolidated with the Fund. The portion of SMFF that is not owned by the Fund is presented as the non-controlling interest. SMFF has a similar investment strategy to the Fund, using commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments. Prior to March 2016, SMFF used a total return swap to gain access to the gains and losses of a basket of trading advisors. The General Partner serves as the investment manager of SMFF. During 2016 and 2015, the Fund redeemed $1 million and $7 million of its investment in SMFF, respectively. The redemptions are eliminated in consolidation.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended September 30, 2016 and year ended December 31, 2015, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through September 30, 2016. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2012.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At September 30, 2016
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$9,035,594	$—	$9,035,594
Net unrealized gain (loss) on open forward currency contracts*	—	886,743	886,743
Cash and cash equivalents:
Money market fund	30,687,247	—	30,687,247
Investments in securities:
U.S. Treasury securities*	90,994,957	—	90,994,957
Asset backed securities*	—	43,099,574	43,099,574
Commercial paper*	—	74,660,371	74,660,371
Corporate notes*	—	237,158,572	237,158,572
Certificates of deposit*	—	44,678,549	44,678,549
Total	$130,717,798	$400,483,809	$531,201,607

*See the consolidated condensed schedule of investments for further description.

At December 31, 2015
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$4,412,678	$—	$4,412,678
Net unrealized gain (loss) on open forward currency contracts*	—	(1,614,491)	(1,614,491)
Net unrealized gain (loss) on swap contract*	—	3,440,896	3,440,896
Cash and cash equivalents:
Money market fund	7,814,672	—	7,814,672
Investments in securities:
U.S. Treasury securities*	76,996,959	—	76,996,959
Asset backed securities*	—	52,248,612	52,248,612
Commercial paper*	—	57,258,212	57,258,212
Corporate notes*	—	264,545,250	264,545,250
Certificates of deposit*	—	22,710,509	22,710,509
Total	$89,224,309	$398,588,988	$487,813,297

*See the consolidated condensed schedule of investments for further description.

There were no Level 3 holdings at September 30, 2016 and December 31, 2015, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At September 30, 2016, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

September 30, 2016	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$3,829,346	$(1,150,620)	$2,678,726
Currencies	3,341,230	(853,871)	2,487,359
Energy	814,174	(2,834,799)	(2,020,625)
Equity indices	5,561,434	(1,458,383)	4,103,051
Interest rate instruments	5,660,167	(3,267,356)	2,392,811
Metals	7,903,257	(9,296,592)	(1,393,335)
Single stock futures	969,914	(182,307)	787,607
Net unrealized gain (loss) on open futures contracts	$28,079,522	$(19,043,928)	$9,035,594

Net unrealized gain (loss) on open forward currency contracts	$5,780,434	$(4,893,691)	$886,743

At September 30, 2016, there were 64,083 open futures contracts and 4,720 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at September 30, 2016 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank AG	$(102,899)	$—	$—	$(102,899)
Deutsche Bank Securities, Inc.	852,838	—	—	852,838
JP Morgan Securities, LLC	2,940,563	—	—	2,940,563
SG Americas Securities, LLC	5,242,193	—	—	5,242,193
Société Générale Newedge UK Limited	490,556	—	—	490,556
UBS AG	499, 086	—	—	499,086
Total	$9,922, 337	$—	$—	$9,922,337

For the three and nine months ended September 30, 2016, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended September 30, 2016		Nine Months Ended September 30, 2016
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$169,208	$(532,393)	$(2,741,199)	$1,208,665
Currencies	3,171,248	(3,013,123)	1,565,389	388,098
Energy	(10,033,720)	(1,791,897)	(1,633,881)	(5,606,892)
Equity indices	11,022,588	2,255,345	(7,234,286)	5,529,894
Interest rate instruments	6,945,251	(15,656,405)	52,472,272	6,588,779
Metals	(1,113,329)	(1,950,562)	(6,413,332)	(4,133,973)
Single stock futures	259,325	452,491	205,429	648,345
Total futures contracts	$10,420,571	$(20,236,544)	$36,220,392	$4,622,916

Forward currency contracts	(139,804)	(3,184,104)	(2,994,180)	2,501,234

Swap contract	—	—	8,706,658	(3,440,896)

Total futures, forward currency and swap contracts	$10,280,767	$(23,420,648)	$41,932,870	$3,683,254

For the three months ended September 30, 2016, the number of futures contracts closed was 476,429 and the number of forward currency contracts closed was 45,615. For the nine months ended September 30, 2016, the number of futures contracts closed was 1,420,579 and the number of forward currency contracts closed was 127,553.

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

4.	General Partner

At September 30, 2016 and December 31, 2015, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund; however, the beneficiary of the majority shareholder of the General Partner had the following investment in Class I Units:

	September 30, 2016	December 31, 2015
Units Owned	254.4114	254.4114
Value of Units	$260,312	$250,383

The General Partner earns the following compensation:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A and Class B Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A and Class B Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units calculated monthly. The general partner performance fee is payable quarterly in arrears.

▪	Management fee – SMFF incurs a monthly fee equal to 1/12th of 1.25% of the month-end net asset value of the trust, payable in arrears to the General Partner.

▪	Distribution (12b-1) fee – SMFF incurs a monthly 12b-1 fee of 1/12th of 0.25% of the month-end net asset value of the Class A and N shares, and 1/12th of 1% of the month-end value of the Class C shares.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Selling agent fees amounted to $2,019,793 and $2,218,694 for the three months ended September 30, 2016 and 2015, respectively. Selling agent fees amounted to $6,242,165 and $6,967,395 for the nine months ended September 30, 2016 and 2015, respectively. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. Broker dealer servicing fees amounted to $101,863 and $110,845 for the three months ended September 30, 2016 and 2015, respectively. Broker dealer servicing fees amounted to $313,733 and $372,102 for the nine months ended September 30, 2016 and 2015, respectively. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

▪	Operating Services Fee – SMFF incurs a monthly fee equal to 1/12th of 0.5% of the month-end net asset value of the trust, payable to the General Partner. The General Partner, in turn, pays the operating expenses of the trust, pursuant to an operating services agreement between the parties.

▪	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the fund, payable in arrears to the General Partner. The General Partner, in turn, pays the administrative expenses of the Fund. Administrative expenses include accounting, audit, legal, salary and administrative costs incurred by the General Partner relating to marketing and administration of the Fund; such as, salaries and commissions of General Partner marketing personnel, administrative employee salaries and related costs.

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

To meet margin requirements, the Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At September 30, 2016 and December 31, 2015, the Fund had margin deposit requirements of $117,700,810 and $98,809,677, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A and B units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, B or I interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At September 30, 2016 and December 31, 2015, the Fund received advance subscriptions of $1,729,565 and $1,086,965, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at September 30, 2016.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$90,994,957	$58,311,105	$204,144,831	$43,099,574	$44,086,881	$440,637,348	71.57%
Australia	—	1,599,624	9,516,302	—	—	11,115,926	1.81%
Netherlands	—	—	9,157,399	—	—	9,157,399	1.49%
Luxumbourg	—	—	6,878,855	—	—	6,878,855	1.12%
Canada	—	499,689	4,505,931	—	591,668	5,597,288	0.91%
France	—	4,993,258	—	—	—	4,993,258	0.81%
Great Britain	—	4,861,201	—	—	—	4,861,201	0.79%
Sweden	—	499,792	2,730,183	—	—	3,229,975	0.52%
Singapore	—	1,999,003	—	—	—	1,999,003	0.32%
Germany	—	1,896,699	—	—	—	1,896,699	0.31%
Cayman Islands	—	—	225,071	—	—	225,071	0.04%
Total	$90,994,957	$74,660,371	$237,158,572	$43,099,574	$44,678,549	$490,592,023	79.69%

The following table presents the exposure at December 31, 2015.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$76,996,959	$35,057,379	$196,888,445	$52,248,612	$14,993,807	$376,185,202	58.41%
Australia	—	3,094,764	10,524,403	—	—	13,619,167	2.12%
Switzerland	—	—	9,753,172	—	—	9,753,172	1.52%
Netherlands	—	—	12,340,048	—	—	12,340,048	1.92%
Great Britain	—	2,698,571	7,189,651	—	—	9,888,222	1.54%
Japan	—	5,797,609	3,585,734	—	—	9,383,343	1.46%
Canada	—	899,078	4,466,438	—	4,001,034	9,366,550	1.46%
Luxumbourg	—	—	6,870,944	—	—	6,870,944	1.07%
Sweden	—	449,810	3,798,693	—	1,705,349	5,953,852	0.93%
British Virgin Islands	—	—	4,798,968	—	—	4,798,968	0.75%
France	—	4,067,748	—	—	—	4,067,748	0.63%
Norway	—	2,998,889	—	—	—	2,998,889	0.47%
Germany	—	—	767,886	—	2,010,319	2,778,205	0.43%
Hong Kong	—	1,394,628	—	—	—	1,394,628	0.22%
Mexico	—	—	1,300,842	—	—	1,300,842	0.20%
Spain	—	—	1,017,721	—	—	1,017,721	0.16%
Ireland	—	—	1,012,921	—	—	1,012,921	0.16%
Singapore	—	799,736	—	—	—	799,736	0.12%
Cayman Islands	—	—	229,384	—	—	229,384	0.04%
Total	$76,996,959	$57,258,212	$264,545,250	$52,248,612	$22,710,509	$473,759,542	73.61%

9.	Indemnifications

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

The consolidated statements of financial condition, including the consolidated condensed schedule of investments, at September 30, 2016, the consolidated statements of operations for the three and nine months ended September 30, 2016 and 2015, the consolidated statements of cash flows and consolidated statement of changes in partners’ capital (net asset value) for the nine months ended September 30, 2016 and 2015, and the accompanying notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such consolidated financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at September 30, 2016, results of operations, cash flows and changes in partners’ capital (net asset value) for the three months ended September 30, 2016 and 2015. The results of operations for the three and nine months ended September 30, 2016 and 2015 are not necessarily indicative of the results to be expected for the full year or any other period. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three and nine months ended September 30, 2016 and 2015, assuming the unit was outstanding throughout the entire period:

	Three Months Ended September 30,
	2016			2015
	Class A	Class B	Class I	Class A	Class B	Class I
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,462.03	$6,564.93	$1,056.19	$4,131.81	$5,971.97	$952.00

Net realized and change in unrealized gain (loss) on investments (1)	(111.25)	(164.59)	(26.64)	193.53	279.98	44.50
Net investment income (loss) (1)	(58.05)	(56.25)	(6.36)	(55.09)	(52.79)	(5.69)
Total income (loss) from operations	(169.30)	(220.84)	(33.00)	138.44	227.19	38.81

Net asset value per unit, end of period	$4,292.73	$6,344.09	$1,023.19	$4,270.25	$6,199.16	$990.81

Total return (4)	(3.79)%	(3.36)%	(3.12)%	3.35%	3.80%	4.08%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	6.26%	4.44%	3.40%	5.61%	3.78%	2.71%
General Partner 1% allocation (4)	(0.04)%	(0.03)%	(0.03)%	0.03%	0.04%	0.04%
Net total expenses	6.22%	4.41%	3.37%	5.64%	3.82%	2.75%

Net investment income (loss) (2) (3) (5)	(5.40)%	(3.58)%	(2.55)%	(5.09)%	(3.30)%	(2.17)%

	Nine Months Ended September 30,
	2016			2015
	Class A	Class B	Class I	Class A	Class B	Class I
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,212.26	$6,142.34	$984.17	$4,414.30	$6,323.56	$1,004.98

Net realized and change in unrealized gain (loss) on investments (1)	268.86	390.49	62.15	78.35	116.51	16.70
Net investment income (loss) (1)	(188.39)	(188.74)	(23.13)	(222.40)	(240.91)	(30.87)
Total income (loss) from operations	80.47	201.75	39.02	(144.05)	(124.40)	(14.17)

Net asset value per unit, end of period	$4,292.73	$6,344.09	$1,023.19	$4,270.25	$6,199.16	$990.81

Total return (4)	1.91%	3.28%	3.97%	(3.26)%	(1.97)%	(1.41)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	6.48%	4.65%	3.72%	7.22%	5.51%	4.55%
General Partner 1% allocation (4)	0.02%	0.04%	0.04%	(0.03)%	(0.02)%	(0.02)%
Net total expenses	6.50%	4.69%	3.76%	7.19%	5.49%	4.53%

Net investment income (loss) (2) (3) (5)	(5.68)%	(3.85)%	(2.92)%	(6.76)%	(5.06)%	(4.09)%

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

(3) Ratios have been annualized.

(4) Ratios have not been annualized.

(5) Ratio excludes General Partner 1% allocation.

12.	Subsequent Events

Subsequent to quarter end, there were $5,408,000 of contributions and $8,186,405 of redemptions from the Fund, and the Fund redeemed $2,000,000 of its investment in SMFF.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of September 30, 2016 and third quarter 2016 gross performance contribution by sector was as follows:

Risk Allocation	Net Position	Sector	Gross Performance Contribution
8%	Short	Agriculture	(0.14)%
4%	Short	Energy products	(1.84)%
5%	Long	Metals	(0.45)%
33%	Long non-USD	Currencies	(0.48)%
25%	Long	Equity indices	1.79%
25%	Long	Interest rates	(1.50)%

As of September 30, 2016, the Fund’s largest risk contribution came from currencies, with long positions in emerging markets, the Australian dollar and the Japanese yen, and short positions in the Euro and British pound. In the interest rates sector, the portfolio was positioned long, primarily in U.S. and European bonds. The Fund had long equity index exposure, focused on the U.S. In the commodities markets, the Fund was short in agricultural grains markets, long in precious metals and very modestly long in energy, mainly in natural gas, with neutral oil exposure. Note that these were tactical positions generated by systematic managed futures programs in reaction to perceived market trends and opportunities. Positions will generally adapt as market conditions change.

Results of Operations

The returns for each class of Units for the nine months ended September 30, 2016 and 2015 were:

Class of Units	2016	2015
Class A	1.91%	(3.26)%
Class B	3.28%	(1.97)%
Class I	3.97%	(1.41)%

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

July

July saw a return to calmer markets after the turmoil of the Brexit vote in June. The U.S. posted better-than-expected labor market data, while stability returned to UK politics with the quick selection of Theresa May as Britain’s new Prime Minister. Global stocks rallied, and the S&P 500 posted a new high for the first time since April 2015. It was a choppy month for global bond markets, but most investors continued to believe that central banks would remain accommodative. The U.S. 10-year yield briefly touched an all-time intra-day low of 1.32%, while Germany issued negative yielding 10-year bonds for the first time. Meanwhile, oil prices fell more than 20% below their June highs after OPEC countries ramped up production.

The Fund profited in July primarily from long positions in U.S. stock indices. Other positive contributors included short positions in oil and a long position in silver which hit 2-year highs. Performance in fixed income markets was mixed, with gains in long-term UK and German bonds being offset by losses in short-term U.S. interest rates. Currencies saw small losses from the Turkish Lira after a military coup attempt. Other declines came from the agricultural sector, where soybean prices fell from their recent highs due to better weather and increased supply. Overall, the Fund finished the month with a gain of 2.19%, 2.34% and 2.43% for Class A, B and I Units, respectively.

August

The end of summer brought about very light trading volumes across most major markets, leading to minimal price movement in equity markets and a moderate sell-off in bonds. Indicative of the calm markets, the CBOE Volatility Index (VIX) closed as low as 11 during the month, the lowest reading in more than two years. Global equity indices traded within a narrow range as traders awaited further clarity on upcoming events such as the Presidential election in the U.S. and the possibility of interest rate hikes by the Federal Reserve. Oil was one of the few markets to see a significant move, reversing a two-month sell-off. Rumors that OPEC was considering an output freeze in September caused the price of crude to bounce from a low of $39 per barrel in early August to $49 around mid-month.

The Fund experienced small gains in agricultural commodities and equity indices, which were offset by losses in oil and interest rate contracts. Fixed income markets sold off due to several comments from Federal Reserve officials suggesting that interest rate hikes were a possibility for later this year. In the energy sector, the Fund’s short oil positions lost money as prices rallied sharply. Overall, the Fund finished the month with a loss of 3.80%, 3.66% and 3.58% for Class A, B and I Units, respectively.

September

In September, investor anxiety over potential changes in central bank policy led to choppy market conditions. Coming into the month, market participants expected that global monetary policy would remain accommodative for some time. Thus, when the European Central Bank revealed it had made no plans to extend its quantitative easing policy, investors reacted with alarm, causing global bonds and stocks to sell off. However, calm returned and markets recovered when the U.S. Federal Reserve decided not to raise interest rates at its September meeting. In energy markets, OPEC agreed to its first production cuts since the 2008 financial crisis, leading to a bounce in oil prices.

The Fund profited in foreign exchange markets during the month, capitalizing on trends in the Japanese yen and emerging market currencies. However, market reversals and seesawing price action in other sectors proved challenging for the Fund’s trend-following programs. In particular, the rebound in oil prices hurt the Fund’s short positions, while a correction in global bond markets hurt the Fund’s long positions. Overall, the Fund finished the month with a loss of 2.14%, 1.99% and 1.91% for Class A, B and I Units, respectively.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at September 30, 2016 and December 31, 2015. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	September 30, 2016		December 31, 2015
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$6,494,431	1.05%	$10,544,852	1.64%
Currencies	32,198,064	5.23	22,945,769	3.57
Energy	4,795,686	0.78	14,721,478	2.29
Equity indices	43,826,573	7.12	25,559,869	3.97
Interest rate instruments	17,545,246	2.85	16,494,300	2.56
Metals	6,246,163	1.01	9,735,517	1.51
Single stock futures	5,872,587	0.95	5,787,197	0.90
Total	$116,978,750	18.99%	$105,788,982	16.44%

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

The following were the primary trading risk exposures of the Fund as of September 30, 2016, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the only material non-trading risk exposures of the Fund as of September 30, 2016.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at September 30, 2016 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

There has been no change in internal control over financial reporting that occurred during the period ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from risk factors disclosed in the Fund’s Form 10-K for year ended December 31, 2015.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended September 30, 2016. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended September 30, 2016 were as follows:

	July	August	September	Total
A Units
Units redeemed	1,061.1493	1,355.1485	1,085.3723	3,501.6701
Average net asset value per unit	$4,559.71	$4,386.46	$4,292.73	$4,409.91

B Units
Units redeemed	523.3211	291.9039	421.2723	1,236.4973
Average net asset value per unit	$6,718.63	$6,472.96	$6,344.09	$6,533.03

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

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

Dated: November 14, 2016	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner (Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner (Principal Financial and Accounting Officer)