Form 10-K
period 2016-12-31
FUTURES PORTFOLIO FUND L.P.
filed 2017-03-24
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

Futures Portfolio Fund, Limited Partnership (“Fund”) is a Maryland limited partnership, was formed on May 11, 1989 and began trading on January 2, 1990. Using professional trading advisors, the Fund engages in the speculative trading of futures contracts, forward currency contacts and other financial instruments traded in the United States (“U.S.”) and internationally. The Fund primarily trades within seven market sectors: equity indices, currencies, interest rate instruments, energy products, metals, single stock futures and agricultural commodities.

The Fund’s fiscal year ends each December 31, and the Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Third Amended and Restated Limited Partnership Agreement (“Partnership Agreement”). At December 31, 2016, the aggregate capitalization of the Fund was $563,199,285, which includes Class A interest of $347,445,757, Class B interest of $177,512,074 and Class I interest of $3,763,781. The net asset value per limited partner interests (“Units”) of the Class A Units was $4,096.03, Class B Units was $6,080.47 and Class I units was $983.11 at December 31, 2016.

The Fund’s assets are allocated among professional trading advisors (“Trading Advisors”). Portions of the Fund’s assets may be allocated to other investment funds or pools at the discretion of Steben & Company, Inc. (“General Partner”). The General Partner is responsible for selecting and monitoring the Trading Advisors, and it may add new Trading Advisors in the future, terminate the current Trading Advisors, and will, in general, allocate and reallocate the Fund’s assets among the Trading Advisors as it deems is in the best interests of the Fund and without prior notice to investors.

During 2014, the Fund purchased $58.5 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFSF”). SMFSF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end management investment company. SMFSF issues four classes of shares: Class A, C, I and N. At December 31, 2016, the Fund owned 60% of the outstanding shares of SMFSF and therefore had effective control of that entity. Accordingly, the assets, liabilities and operating results of SMFSF have been consolidated with the Fund. The portion of SMFSF that is not owned by the Fund is presented as the non-controlling interest. SMFSF has a similar investment strategy to the Fund, except that the Trading Advisors it has engaged do not charge an incentive or performance fee. The General Partner serves as the investment manager of SMFSF. During 2016, the Fund redeemed $6 million of its investment in SMFSF, which is eliminated in consolidation.

The Fund maintains its margin deposits and reserves in cash, U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, registered U.S. money market funds, commercial paper, certificates of deposit, asset backed securities and corporate notes in accordance with Commodity Futures Trading Commission (“CFTC”) rules. All related income earned accrues to the benefit of the Fund.

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

Trading Advisors

As of February 28, 2017, the Trading Advisors of the Fund and the allocation of the Fund’s trading level are reflected as follows:

% of Total Allocations
Winton Capital Management Ltd.	18.9%
Systematica Investments Services, Ltd.	12.9%
Crabel Capital Management, LLC	11.3%
Transtrend BV	11.1%
FORT, LP	9.8%
Quantitative Investment Management, LLC	9.5%
Other Trading Advisors who individually represent less than 8% of the Fund’s net assets	26.5%

These allocations are subject to change at the General Partner’s sole discretion.

An objective of the Fund’s multi-manager approach is to reduce the Fund’s volatility without sacrificing overall rates of return. Trading Advisors are selected by the General Partner based on a number of operational and performance factors.

Selling Agents

The General Partner acts as a selling agent for the Fund. The General Partner has and intends to continue to appoint certain other broker-dealers registered under the Securities Exchange Act of 1934, as amended (“1934 Act”), and members of FINRA, to act as additional selling agents with respect to Class A, B and I Units. Selling agents are selected to assist in the making of offers and sales of Class A, B and I Units. The Fund currently has approximately 100 selling agents. The selling agents are not required to purchase any Class A, B or I Units, or sell any specific number or dollar amount of Class A, B and I Units, instead use their best efforts to sell such Units. Where the General Partner acts as the selling agent it retains the selling agent fees, if any.

Futures Brokers and Forward Currency Counterparties

The Fund’s futures trading is currently conducted with SG Americas Securities, LLC (“SGAS”), J.P. Morgan Securities LLC (“JPMS”), Deutsche Bank Securities, Inc. (“DBSI”) and UBS AG. SGAS is a wholly-owned subsidiary of Société Générale. Société Générale is a société anonyme governed by French law. Société Générale International Limited (formerly Société Générale Newedge UK Limited) is one of the Fund’s forward currency counterparties, is a wholly-owned subsidiary of Société Générale, and is regulated by the Financial Services Authority for the conduct of business in the UK.

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
Trading Advisor Management Fees

Each class of Units incurs monthly trading advisor management fees, payable monthly or quarterly in arrears, to the Trading Advisors (based on the assets under their management). The fees range from 1/12th of 0% to 3%.

Trading Advisor Incentive Fees

Each class of Units incurs quarterly trading advisor incentive fees, payable in arrears to the Trading Advisors, for any “Net New Trading Profits” generated on the portion of the Fund the respective Trading Advisor manages. The incentive fees range from 0% to 30%.

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

Brokerage Commissions and Expenses

The Fund incurs brokerage commissions and expenses on U.S. futures exchanges at an average of $2.72 per “round-turn” futures transaction (includes NFA, execution, clearing and exchange fees). Brokerage commissions and expenses may be higher for trades executed on certain foreign exchanges.

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

General Partner Performance Fee

The Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. The general partner performance fee is payable quarterly in arrears.

In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods.

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

Administrative Fee

Each class of Units incur a monthly General Partner administrative fee equal to 1/12th of 0.45% of Fund net assets at the end of each month, payable in arrears. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other commodity pools with which the Fund may have investments). The General Partner uses a portion of this fee to pay third party service providers.

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

Competition

The Fund operates in a competitive environment in which it faces several forms of competition, including, without limitation, the following:

●	The Fund competes with other commodity pools and other investment vehicles for investors.
●	The Trading Advisors may compete with other traders in the markets in establishing or liquidating positions on behalf of the Fund.

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

Complex Fee Structure

Allocation to more than one Trading Advisor makes the Fund’s fee structure more complex which may impact the Fund’s profit potential.

Fund Expenses Will Be Substantial

The Fund is obligated to pay brokerage expenses, Trading Advisor management and incentive fees, General Partner management and incentive fees, ongoing selling agent fees, Cash Manager fees and other administrative fees, regardless of whether it realizes profits. The Fund will need to make substantial trading profits to avoid depletion of its assets from these expenses.

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

Use of Cash Managers

A significant percentage of the Fund’s assets not placed as margin with the futures brokers are managed by the Cash Managers. Using investment guidelines established by the General Partner, the Cash Managers may invest the excess margin in U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, commercial paper, corporate notes, asset backed securities and certificates of deposit. Although these investments are considered to be high quality, some of the securities purchased are neither guaranteed by the U.S. government nor supported by the full faith and credit of the U.S. government. There is some risk that a security issuer may fail to pay the interest and principal in a timely manner, or that negative perceptions about the issuer’s ability to make such payments will cause the price of these instruments to decline in value.

Investment in Other Investment Pools

During 2014, the Fund purchased $58.5 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFSF”). SMFSF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund, a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end management investment company. SMFSF has a similar investment strategy to the Fund, using trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments. Prior to March 2016, SMFSF used a total return swap to gain access to the gains and losses of a basket of trading advisors. The General Partner serves as the investment manager of SMFSF.

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

Disadvantages of Periodic Incentive Fees

Because the Trading Advisor incentive fees (if any) are generally paid on a quarterly basis, they could receive incentive fees for a period even though their trading for the year was unprofitable. Once an incentive fee is paid, the Trading Advisors retain the fee regardless of their subsequent performance, but no new incentive fees will be paid until after all previous losses have been recovered.

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

Mandatory Redemptions

The General Partner may require a limited partner to redeem from the Fund if the General Partner deems the redemption (a) necessary to prevent or correct the occurrence of a nonexempt prohibited transaction under the Employee Retirement Income Security Act of 1974, as amended, or the Internal Revenue Code of 1986, as amended, (b) beneficial to the Fund or (c) necessary to comply with state, federal, or other self-regulatory organization regulations.

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

Termination of Fund

The Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Partnership Agreement. For example, the General Partner can withdraw as general partner on 90 days’ prior written notice, and such a withdrawal could result in termination of the Fund. The General Partner has no present intention of withdrawing and intends to continue the Fund business as long as it believes that it is in the best interest of all partners to do so. In addition, certain other events may occur which could result in early termination.

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

Payment of Incentive Fees to the Trading Advisors

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

Futures Brokers

The futures brokers affect transactions for customers (including public and private commodity pools), including the Fund, who may compete with the Fund’s transactions including with respect to priorities or order entry. Since the identities of the purchaser and seller are not disclosed until after the trade, it is possible that the futures brokers could affect transactions for the Fund in which the other parties to the transactions are the futures brokers’ officers, directors, employees, customers or affiliates. Such persons might also compete with the Fund in making purchases or sales of commodities without knowing that the Fund is also bidding on such commodities. Since orders are filled in the order in which they are received by a particular floor broker, transactions for any of such persons might be executed when similar trades for the Fund are not executed or are executed at less favorable prices. However, in entering orders for the Fund and other customer accounts, including with respect to priorities of order entry and allocations of executed trades, CFTC regulations prohibit a futures commission merchant from utilizing its knowledge of one customer’s trades for its own or its other customer’s benefit.

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

Holders

As of February 28, 2017, there were 4,724 holders of Class A Units, 2,303 holders of Class B Units and 5 holders of Class I Units of the Fund.

Dividends

The General Partner has sole discretion in determining what distributions, if any, the Fund will make to its limited partners. From inception through the date of this filing, the General Partner has not made any distributions.

Securities Authorized for Issuance under Equity Compensation Plans

No Units were authorized for issuance under equity compensation plans.

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the year ended December 31, 2016.

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

Redemptions of Class A, B and I Units during the fourth quarter 2016 were as follows:

	October	November	December	Total
Class A Units
Units redeemed	1,409.6882	1,602.0176	2,762.5654	5,774.2712
Average net asset value per unit	$4,071.75	$3,995.53	$4,096.03	$4,062.22
Class B Units
Units redeemed	405.9597	598.2533	1,085.2236	2,089.4366
Average net asset value per unit	$6,026.47	$5,922.46	$6,080.47	$6,024.74
Class I Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

Item 6. Selected Financial Data

The following selected consolidated financial data of the Fund as of and for the years ended December 31, 2016, 2015, 2014, 2013, and 2012 is derived from the consolidated financial statements that have been audited by RSM US LLP, the Fund’s independent registered public accountant. This financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with the Fund’s consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

Certain amounts in the selected financial information prior to 2016 have been reclassified to conform to the 2016 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
Income Statement Items
Net gain (loss) from trading	$21,931,511	$10,861,775	$104,112,103	$21,371,089	$(12,248,475)
Interest income	5,047,602	3,317,092	2,765,368	4,385,819	7,458,521
Net total expenses	(35,522,528)	(42,969,595)	(53,435,119)	(53,810,139)	(79,113,002)
Net income (loss)	$(8,543,415)	$(28,790,728)	$53,442,352	$(28,053,231)	$(83,902,956)

Balance Sheet Items
Total assets	$588,385,437	$659,382,239	$769,596,902	$924,445,965	$1,320,258,204
Total partners’ capital (net asset value)	$563,199,285	$643,585,886	$741,554,213	$880,409,705	$1,263,878,940

Class A Units
Net asset value per unit	$4,096.03	$4,212.26	$4,414.30	$4,114.51	$4,228.83
Increase (decrease) in net asset value per unit	$(116.23)	$(202.04)	$299.79	$(114.32)	$(298.62)
Total return	(2.76)%	(4.58)%	7.29%	(2.70)%	(6.60)%
Class B Units
Net asset value per unit	$6,080.47	$6,142.34	$6,323.56	$5,789.73	$5,845.11
Increase (decrease) in net asset value per unit	$(61.87)	$(181.22)	$533.83	$(55.38)	$(302.18)
Total return	(1.01)%	(2.87)%	9.22%	(0.95)%	(4.92)%
Class I Units (began trading 6/1/12)
Net asset value per unit	$983.11	$984.17	$1,004.98	$910.42	$912.75
Increase (decrease) in net asset value per unit	$(1.06)	$(20.81)	$94.56	$(2.33)	$(87.25)
Total return	(0.11)%	(2.07)%	10.39%	(0.25)%	(8.73)%

Results from past periods are not necessarily indicative of results that may be expected for any future period.

The following unaudited supplementary summarized quarterly data are presented for the three-months ended March 31, June 30, September 30 and December 31, 2016 and 2015.

	March 31, 2016			March 31, 2015
	Class A	Class B	Class I	Class A	Class B	Class I
Net income (loss)	$27,936,127	$14,712,322	$277,143	$29,607,049	$17,763,697	$245,747
Increase (decrease) in net asset value per unit	282.40	441.14	72.39	279.09	429.90	68.94
Net asset value per unit	4,494.66	6,583.48	1,056.56	4,693.39	6,753.46	1,073.92
Ending net asset value	423,482,939	212,464,096	4,044,973	488,591,647	270,388,953	4,101,440

	June 30, 2016			June 30, 2015
	Class A	Class B	Class I	Class A	Class B	Class I
Net income (loss)	$(3,532,741)	$(620,198)	$(1,394)	$(58,938,015)	$(30,367,490)	$(466,749)
Increase (decrease) in net asset value per unit	(32.63)	(18.55)	(0.37)	(561.58)	(781.49)	(121.92)
Net asset value per unit	4,462.03	6,564.93	1,056.19	4,131.81	5,971.97	952.00
Ending net asset value	407,113,938	206,493,177	4,043,579	430,435,913	220,134,000	3,644,692

	September 30, 2016			September 30, 2015
	Class A	Class B	Class I	Class A	Class B	Class I
Net income (loss)	$(15,433,853)	$(6,812,110)	$(126,332)	$14,244,219	$8,478,333	$148,589
Increase (decrease) in net asset value per unit	(169.30)	(220.84)	(33.00)	138.44	227.19	38.81
Net asset value per unit	4,292.73	6,344.09	1,023.19	4,270.25	6,199.16	990.81
Ending net asset value	384,625,756	194,767,711	3,917,247	434,032,029	214,793,864	3,793,280

	December 31, 2016			December 31, 2015
	Class A	Class B	Class I	Class A	Class B	Class I
Net income (loss)	$(17,844,975)	$(8,176,827)	$(153,466)	$(5,704,514)	$(1,923,607)	$(25,450)
Increase (decrease) in net asset value per unit	(196.70)	(263.62)	(40.08)	(57.99)	(56.82)	(6.64)
Net asset value per unit	4,096.03	6,080.47	983.11	4,212.26	6,142.34	984.17
Ending net asset value	347,445,757	177,512,074	3,763,781	412,948,548	204,329,032	3,767,830

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

As of December 31, 2016, the Fund’s largest risk contribution came from currencies, with long positions in emerging markets, the Australian dollar and the Japanese yen, and short positions in the Euro and British pound. In the interest rates sector, the portfolio was positioned long, primarily in U.S. and European bonds. The Fund had long equity index exposure, focused on the U.S. In the commodities markets, the Fund was short in agricultural grains markets, long in precious metals and very modestly long in energy, mainly in natural gas, with neutral oil exposure. Note that these were tactical positions generated by systematic managed futures programs in reaction to perceived market trends and opportunities. Positions will generally adapt as market conditions change.

Results of Operations

The returns for each Class of Units for the years ended December 31, 2016, 2015, and 2014 were:

Class of Units	2016	2015	2014
Class A	(2.76)%	(4.58)%	7.29%
Class B	(1.01)%	(2.87)%	9.22%
Class I	(0.11)%	(2.07)%	10.39%

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

October

During October, a broad range of assets reversed course as a result of a rise in political uncertainty in the U.S. and Europe. Tightening polls leading up to the U.S. election resulted in a decline in the S&P 500 and an increase in gold prices. The European Central Bank’s silence on the question of additional quantitative easing led to a sell-off in German bonds as the 10-year Bund yield rose from -0.12% to 0.16% over the month. In the UK, there were fears of a “hard” Brexit scenario, in which the terms of Britain’s departure from the European Union might lead to a sharp increase in European tariffs on British exports. This caused the British pound to depreciate 5.6% against the U.S. dollar, while UK bond prices fell.

The month was challenging for trend-following strategies, with price reversals occurring in a wide range of markets. Currency trading was profitable as the Fund made gains on short positions in the euro and British pound. However, the Fund saw losses on its long positions in European bonds and U.S. equities, which both sold off. In commodity markets, short positions in gold and grains were hurt by a rebound in prices, while long natural gas positions were negatively impacted by unseasonably warm weather, which caused prices to fall. Overall, the Fund finished the month with a loss of 5.15%, 5.01% and 4.93% for Class A, B and I Units, respectively.

November

In November, Donald Trump’s surprising election win altered market expectations for the future course of U.S. economic policy. With the Republican Party retaining control of Congress, investors anticipated that Trump would successfully push through a reflationary fiscal policy consisting of tax cuts and infrastructure spending. This outlook was mostly supportive of risk assets, led by a rally in pro-cyclical equity market sectors such as financials and industrials, while more defensive sectors sold off. Moreover, prospects for stronger economic growth and larger fiscal deficits caused the U.S. 10-year Treasury yield to jump 56 basis points and led to the largest ever monthly sell-off in the Barclays Global Aggregate Bond Index, which lost $1.7 trillion in value. Rising U.S. yields helped to push the dollar higher against most global currencies. After much squabbling, OPEC members passed an agreement to cut production, causing oil prices to jump to $50 a barrel.

The Fund’s long positions in stock index futures profited from the bounce in equities in November. In currencies, the Fund made gains on short positions in the euro, but this was offset by losses on short positions in the British pound, which appreciated during the month. The sharp drop in bond prices hit the Fund’s long bond exposures, which were subsequently unwound. Short energy positions proved to be a performance detractor, as oil and natural gas prices reversed and surged higher. Overall, the Fund finished the month with a loss of 1.87%, 1.73% and 1.64 % for Class A, B and I Units, respectively.

December

In December, global markets were influenced by the Presidential election in the U.S., a referendum in Italy and an interest rate hike by the Federal Reserve. With Donald Trump’s election win and the Republican Party retaining control of Congress, investors anticipated that major legislative initiatives for the coming year would focus on pro-growth policies such as tax cuts and infrastructure spending. Interest rates in the U.S. continued rising as inflationary pressure steadily built, leading to concerns that the Federal Reserve may need to accelerate interest rate hikes. Furthermore, an improving economic outlook and the likelihood for tighter monetary policy caused the U.S. dollar to strengthen versus other developed currencies.

Rising equity markets in Europe and the U.S. benefited the Fund’s long equity positions. The Fund also experienced small gains across a variety of interest rate contracts with a positive contribution from long interest rate contracts in Germany and short U.S. interest rate contracts. Foreign exchange trends were similar to November and the Fund profited from being short euro, short British pound and short Japanese yen against the U.S. dollar. Choppy price action led to modest losses in agricultural commodity contracts and metals. Overall, the Fund finished the month with a gain of 2.52%, 2.67% and 2.75 % for Class A, B and I Units, respectively.

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

November

The Fund benefited from numerous trends in November, gaining over 5% for the month. Commodities continued their year-to-date decline, as the GSCI Total Return Index came under additional selling pressure in November, falling 9.0% for the month. Meanwhile, most major equity markets gained during the month, while U.S. fixed income markets stumbled and European fixed income markets were moderately stronger. Central banks remained in the headlines, with minutes from the recent FOMC meeting suggesting that the Fed was comfortable with a potential interest rate hike in December. In contrast, officials in Europe kept open the possibility of further easing measures by the end of the year.

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

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures and forward currency contracts, and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the trading advisors were unable to offset futures interest positions of the Fund, the Fund could lose all of its assets and the limited partners would realize a 100% loss. The General Partner minimizes market risk through diversification of the portfolio allocations to multiple trading advisors, and maintenance of a margin-to-equity ratio that rarely exceeds 35%.

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

Value at Risk as provided may not be comparable to similarly titled measures used by others.

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at December 31, 2016 and 2015. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. At December 31, 2016 and 2015, the Fund’s total capitalization was $563,199,285 and $643,585,886, respectively.

	December 31,
	2016		2015
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$5,685,505	1.01%	$10,544,852	1.64%
Currencies	25,932,828	4.60	22,945,769	3.57
Energy	5,107,361	0.91	14,721,478	2.29
Equity indices	42,931,048	7.63	25,559,869	3.97
Interest rate instruments	9,986,445	1.77	16,494,300	2.56
Metals	6,817,293	1.21	9,735,517	1.51
Single stock futures	5,709,471	1.01	5,787,197	0.90
Total	$102,169,951	18.14%	$105,788,982	16.44%

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Fund is typically many times the applicable margin requirement (margin requirements generally range between approximately 1% and 15% of contract face value) as well as many times the capitalization of the Fund. The magnitude of the Fund’s open positions creates a risk of ruin not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions - unusual, but historically recurring from time to time - could cause the Fund to incur severe losses over a short period of time. The foregoing Value at Risk tables, as well as the past performance of the Fund, gives no indication of this risk of ruin.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2016, by market sector.

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

Single Stock Futures

The Fund has a small exposure to Single Stock Futures (“SSF”). The Fund’s SSF exposure is primarily due to price movements in the underlying stock.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the significant non-trading risk exposures of the Fund as of December 31, 2016 and 2015.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in euros, Japanese yen, British pounds, Australian dollars, Hong Kong dollars and Canadian dollars. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than once a week).

U.S. Treasury Securities, U.S. and Foreign Government Sponsored Enterprise Notes, Commercial Paper, Corporate Notes, Asset Backed Securities and Certificates of Deposit

Monies in excess of margin requirements are generally invested in fixed income instruments, including U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, commercial paper, corporate notes, asset backed securities and certificates of deposit. Fluctuations in prevailing interest rates could cause immaterial mark-to-market gains or losses on the Fund’s investments; although substantially all of these investments are held to maturity.

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

Evaluation of Disclosure Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at December 31, 2016 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2016, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework published in 2013. Based on that assessment, management concluded that, as of December 31, 2016, the Fund’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework published in 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the year ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Michael D. Bulley is a Director. Mr. Bulley is a CAIASM designee and Member of the Chartered Alternative Investment Analyst Association®. Mr. Bulley, born in October 1957, received his Bachelor’s Degree in Electrical Engineering from the University of Wisconsin – Madison in 1980 and his Master’s in Business Administration with a concentration in Finance from Johns Hopkins University in 1998. Mr. Bulley joined the General Partner as SVP, Research and Risk Management in November 2002 and retired in July 2016.

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

Francine Rosenberger is General Counsel and a Director. Ms. Rosenberger, born in October 1967, earned her Bachelor of Arts from Juniata College in 1989, and graduated magna cum laude, with a J.D., from The Columbus School of Law at Catholic University in 1995. Prior to joining the General Partner, Ms. Rosenberger was in the Investment Management practice at the law firm of K&L Gates from September 1995 until January 2014. At K&L Gates, Ms. Rosenberger specialized in the formation, structuring and operation of investment companies, ETFs, and commodity pools. She has been a CFTC listed Principal of the General Partner since March 7, 2014.

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

Section 16 (A) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires that reports of beneficial ownership of limited partner interests and changes in such ownership be filed with the SEC by Section 16 “reporting persons.” The Fund is required to disclose in this annual report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16(a) on a timely basis during the year ended December 31, 2016. During the year ended December 31, 2016, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

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

The following fees are paid to the General Partner:

■	General Partner Management Fee – the Fund incurs a monthly fee on Class A and Class B Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A and Class B Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears. During 2016, 2015 and 2014, the General Partner earned $9,105,770, $10,463,942 and $11,605,429, respectively, in General Partner management fees.

■	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units. The general partner performance fee is payable quarterly in arrears. During 2016, 2015 and 2014, the General Partner earned $3,607, $7,808 and $0, respectively, in General Partner performance fees.

■	Management fee – SMFSF incurs a monthly fee equal to 1/12th of 1.75% of the month-end net asset value of the trust, payable in arrears to the General Partner. During 2016, 2015, and 2014, the investment manager earned $1,428,562 $1,011,765 and $554,872, respectively, in management fees.

■	Distribution (12b-1) fee – SMFSF incurs a monthly 12b-1 fee of 1/12th of 0.25% of the month-end net asset value of the Class A and N shares, and 1/12th of 1% of the month-end value of the Class C shares. During 2016, 2015, and 2014 the General Partner earned $29,837, $21,977 and $628, respectively, in distribution (12b-1) fees.

■	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units and such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fee are retained by the General Partner.

■	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units and such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fee are retained by the General Partner. During 2016, 2015, and 2014, the General Partner earned $8,453,865, $9,604,363 and $10,438,411, respectively, in selling agent and broker dealer servicing fees.

■	Administrative Fee – each class of Units incur a monthly General Partner administrative fee equal to 1/12th of 0.45% of Fund net assets at the end of each month, payable in arrears. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other commodity pools with which the Fund may have investments). The General Partner uses a portion of this fee to pay third party service providers. During 2016, 2015, and 2014, the General partner earned $1,741,461, $2,084,094, and $2,723,743, respectively, in administrative fees.

Additionally, each year the General Partner receives from the Fund 1% of any net income earned by the Fund or pays to the Fund 1% of any net loss incurred by the Fund. For the years ended December 31, 2016, 2015 and 2014, the General Partner received from or paid the Fund the following amounts:

Year	Received From the Fund	Paid to the Fund
2016	$—	$98,751
2015	—	272,098
2014	538,285	—
Total	$538,285	$370,849

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Fund has no officers or directors as its affairs are managed by the General Partner. Set forth in the table below is information regarding the beneficial ownership of the officers and directors of the Fund’s General Partner at February 28, 2017. There are no securities authorized for issuance under an equity compensation plan.

At February 28, 2017, no person or group is known to have been the beneficial owner of more than 5% of the Units.

At February 28, 2017, the General Partner did not own any Units. At February 28, 2017, the directors, executive officers and principals of the General Partner beneficially owned interests in the Fund as follows:

Name	Class of Units Owned	Number of Units Owned	Value of Units	Percentage of the Fund
Kenneth E. Steben	I	254.4114	$253,737	0.05%
Carl A. Serger	B	16.1415	99,406	0.02%
Total directors and executive officers of the General Partner as a group		270.5529	$353,143	0.07%

The address of each director and officer is c/o Steben & Company, Inc., 9711 Washingtonian Boulevard, Suite 400, Gaithersburg, Maryland 20878.

There has been no change in control of the Fund.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See “Item 1. Business” for a description of the relationships between the General Partner, the Fund, the Trading Advisor, the futures brokers and the Cash Managers. See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 14.	Principal Accountant Fees and Services

The following table sets forth the fees billed to the Fund for professional audit services provided by RSM US LLP, the Fund’s independent registered public accountant, for the audits of the Fund’s annual consolidated financial statements for the years ended December 31, 2016 and 2015, and fees billed for other professional services rendered by RSM US LLP during those years.

Fee Category	2016	2015
Audit fees(1)	$218,000	$214,500
Audit-related fees	—	—
Tax fees(2)	42,000	44,000
All other fees	—	—
Total fees	$260,000	$258,500

(1)	Audit fees consist of fees for professional services rendered for the audit of the Fund’s consolidated financial statements and review of consolidated financial statements included in the Fund’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2)	Tax fees consist of fees for the preparation of original tax returns.

The General Partner’s Board of Directors pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms. The General Partner’s Board of Directors approved all the services provided by RSM US LLP during 2016 and 2015 to the Fund described above. The General Partner’s Board of Directors has determined that the payments made to RSM US LLP for these services during 2016 and 2015 are compatible with maintaining that firm’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Financial Statements

Futures Portfolio Fund, Limited Partnership

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2016 and 2015

Consolidated Condensed Schedule of Investments as of December 31, 2016

Consolidated Condensed Schedule of Investments as of December 31, 2015

Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015, and 2014

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2016, 2015 and 2014

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

Name	Title	Date
/s/ Kenneth E. Steben	President, Chief Executive Officer and Director of the General Partner
Kenneth E. Steben		March 24, 2017
/s/ Carl A. Serger	Chief Financial Officer and Director of the General Partner
Carl A. Serger		March 24, 2017

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Futures Portfolio Fund, Limited Partnership

Dated March 24, 2017	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner

Report of Independent Registered Public Accounting Firm

To the Partners of

Futures Portfolio Fund, Limited Partnership

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedules of investments, of Futures Portfolio Fund, Limited Partnership (the “Fund”), as of December 31, 2016 and 2015, and the related consolidated statements of operations, cash flows, and changes in partners’ capital (net asset value) for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Futures Portfolio Fund, Limited Partnership as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with U.S. generally accepted accounting principles.

/s/ RSM US LLP

Chicago, Illinois

March 24, 2017

 Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Financial Condition

December 31, 2016 and 2015

	2016	2015
Assets
Equity in broker trading accounts
Cash	$80,906,352	$122,736,345
Net unrealized gain (loss) on open futures contracts	8,921,229	4,412,678
Net unrealized gain (loss) on open forward currency contracts	830,153	(1,614,491)
Net unrealized gain (loss) on swap contract	—	3,440,896
Total equity in broker trading accounts	90,657,734	128,975,428
Cash and cash equivalents	37,230,210	56,290,425
Investments in securities, at fair value (cost $424,687,833 and $453,001,973)	424,440,330	451,049,033
Certificates of deposit (CDs), at fair value (cost $35,406,974 and $22,673,242)	35,576,495	22,710,509
General Partner 1% allocation receivable	98,751	271,430
Subscriptions receivable	381,917	85,414
Total assets	$588,385,437	$659,382,239

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$885,524	$1,301,752
Trading Advisor incentive fees payable	1,581,179	216,856
Commissions and other trading fees payable on open contracts	122,720	138,206
Cash Managers fees payable	102,622	109,594
General Partner management and performance fees payable	682,546	789,152
Selling agent and broker dealer servicing fees payable – General Partner	630,727	735,514
Administrative expenses payable – General Partner	127,136	155,471
Investment Manager fees payable	128,682	83,884
Distribution (12b-1) fees payable	2,961	2,204
Operating services fee payable	17,648	33,554
Redemptions payable	18,217,216	11,143,201
Subscriptions received in advance	2,687,191	1,086,965
Total liabilities	25,186,152	15,796,353

Partners’ Capital (Net Asset Value)
Class A Interests – 84,825.0303 and 98,034.9581 units outstanding at December 31, 2016 and 2015, respectively	347,445,757	412,948,548
Class B Interests –29,193.8071 and 33,265.6588 units outstanding at December 31, 2016 and 2015, respectively	177,512,074	204,329,032
Class I Interests – 3,828.4541 and 3,828.4541 units outstanding at December 31, 2016 and 2015, respectively	3,763,781	3,767,830
Non-controlling interest	34,477,673	22,540,476
Total partners’ capital (net asset value)	563,199,285	643,585,886
Total liabilities and partners’ capital (net asset value)	$588,385,437	$659,382,239

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments
December 31, 2016

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$20,000,000	1/12/17	U.S. Treasury	0.29%	$19,997,500	3.55%
7,650,000	1/31/17	U.S. Treasury	0.50%	7,665,089	1.36%
20,000,000	2/16/17	U.S. Treasury	0.43%	19,988,642	3.55%
6,950,000	2/28/17	U.S. Treasury	0.50%	6,960,695	1.24%
20,000,000	3/16/17	U.S. Treasury	0.49%	19,979,583	3.55%
3,000,000	5/31/17	U.S. Treasury	0.63%	3,001,528	0.53%
4,900,000	8/15/17	U.S. Treasury	0.88%	4,920,747	0.87%
5,000,000	8/31/17	U.S. Treasury	1.88%	5,067,204	0.90%
1,500,000	3/31/18	U.S. Treasury	2.88%	1,546,105	0.27%
2,200,000	10/31/18	U.S. Treasury	0.75%	2,186,601	0.39%
Total U.S. Treasury securities (cost: $91,318,791)				91,313,694	16.21%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$500,000	1/11/17	American Honda Finance Corporation	0.63%	499,912	0.09%
1,500,000	1/27/17	American Honda Finance Corporation	0.66%	1,499,285	0.27%
1,200,000	2/16/17	Caterpillar Financial Services Corporation	1.00%	1,198,467	0.21%
1,900,000	1/24/17	Ford Motor Credit Company LLC	0.92%	1,898,883	0.34%
750,000	11/6/17	Ford Motor Credit Company LLC	1.93%	737,696	0.13%
2,000,000	1/20/17	Hyundai Capital America	1.02%	1,998,923	0.35%
500,000	1/5/17	Nissan Motor Acceptance Corporation	0.80%	499,956	0.09%
Banks
500,000	2/21/17	Credit Suisse (USA), Inc.	0.90%	499,363	0.09%
1,700,000	8/24/17	Danske Corporation	1.51%	1,683,257	0.30%
1,500,000	1/23/17	Mitsubishi UFJ Trust & Banking Corp	0.93%	1,499,148	0.27%
500,000	2/3/17	Mitsubishi UFJ Trust & Banking Corp	0.87%	499,601	0.09%
2,100,000	1/17/17	Mizuho Bank, Ltd.	0.88%	2,099,179	0.37%
400,000	2/16/17	Oversea-Chinese Banking Corporation Ltd	0.89%	399,545	0.07%
1,800,000	9/12/17	Standard Chartered Bank	1.52%	1,780,787	0.32%
500,000	1/18/17	Sumitomo Mitsui Banking Corporation	0.80%	499,811	0.09%
1,600,000	2/1/17	Sumitomo Mitsui Banking Corporation	0.86%	1,598,815	0.28%
500,000	3/14/17	Toronto Dominion Holdings (U.S.A.), Inc.	1.03%	498,970	0.09%
1,500,000	3/24/17	Toronto Dominion Holdings (U.S.A.), Inc.	1.03%	1,496,481	0.27%
2,000,000	2/21/17	United Overseas Bank Limited	0.90%	1,997,450	0.35%
Beverages
1,600,000	1/6/17	Brown-Forman Corporation	0.60%	1,599,867	0.28%
500,000	1/9/17	Brown-Forman Corporation	0.73%	499,919	0.09%
Diversified financial services
2,200,000	2/2/17	American Express Credit Corporation	0.97%	2,198,103	0.39%
1,600,000	1/10/17	DCAT, LLC	0.83%	1,599,668	0.28%
1,500,000	3/7/17	Gotham Funding Corporation	1.03%	1,497,210	0.27%
500,000	1/27/17	Intercontinental Exchange, Inc.	0.59%	499,787	0.09%
1,600,000	2/13/17	Intercontinental Exchange, Inc.	0.82%	1,598,433	0.28%
1,600,000	2/1/17	J.P. Morgan Securities LLC	0.80%	1,598,898	0.28%
1,600,000	1/26/17	Liberty Street Funding LLC	0.70%	1,599,222	0.28%
1,500,000	1/10/17	Manhattan Asset Funding Company LLC	0.80%	1,499,700	0.27%
Electronics
1,300,000	1/19/17	Amphenol Corporation	0.95%	1,299,382	0.23%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2016

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Energy
$1,400,000	1/17/17	Dominion Resources, Inc.	0.97%	$1,399,396	0.25%
500,000	1/17/17	Dominion Resources, Inc.	1.03%	499,771	0.09%
2,000,000	1/6/17	Enterprise Products Operating LLC	0.97%	1,999,731	0.36%
500,000	1/25/17	Sempra Energy Global Enterprises	1.15%	499,617	0.09%
Healthcare
2,100,000	1/5/17	Catholic Health Initiatives	0.83%	2,099,806	0.37%
Household products
400,000	1/9/17	Unilever Capital Corporation	0.54%	399,952	0.07%
Insurance
2,200,000	1/13/17	Nationwide Life Insurance Company	0.58%	2,199,575	0.39%
Manufacturing
500,000	1/12/17	Parker-Hannifin Corporation	0.90%	499,863	0.09%
Media
1,500,000	1/25/17	CBS Corporation	1.00%	1,499,000	0.27%
Pharmaceuticals
2,200,000	3/20/17	Pfizer Inc.	0.71%	2,196,514	0.39%
REIT
400,000	1/4/17	Simon Property Group, L.P.	0.62%	399,979	0.07%
Total U.S. commercial paper (cost: $52,010,283)				52,068,922	9.25%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$400,000	1/10/17	John Deere Financial Limited	0.66%	399,933	0.07%
2,100,000	1/4/17	Magna International Inc.	0.92%	2,099,839	0.37%
Banks
900,000	3/6/17	Bank of China Limited	1.23%	897,982	0.16%
1,500,000	1/4/17	DBS Bank Ltd.	0.87%	1,499,891	0.27%
400,000	3/9/17	Nordea Bank AB	1.00%	399,256	0.07%
Chemical
500,000	1/6/17	BASF SE	0.60%	499,958	0.09%
1,500,000	1/9/17	BASF SE	1.16%	1,499,788	0.27%
Diversified financial services
316,581	1/25/17	ICBCIL Finance Co. Limited	1.32%	316,295	0.06%
500,000	1/4/17	KfW	0.76%	499,969	0.09%
Energy
1,200,000	1/6/17	Electricite de France	1.56%	1,199,838	0.21%
800,000	1/9/17	Electricite de France	1.56%	799,844	0.14%
Household products
500,000	2/7/17	Reckitt Benckiser Treasury Services PLC	0.80%	499,589	0.09%
1,800,000	8/30/17	Reckitt Benckiser Treasury Services PLC	1.26%	1,784,813	0.31%
Telecommunication
400,000	1/23/17	Telstra Corporation Limited	0.80%	399,804	0.07%
1,700,000	2/28/17	Telstra Corporation Limited	0.90%	1,697,535	0.30%
1,200,000	9/13/17	Vodafone Group PLC	1.63%	1,186,191	0.21%
Total foreign commercial paper (cost: $15,607,946)				15,680,525	2.78%
Total commercial paper (cost: $67,618,229)				67,749,447	12.03%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2016

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$566,000	7/13/18	American Honda Finance Corporation	1.34%	$569,573	0.10%
368,000	2/22/19	American Honda Finance Corporation	1.74%	372,243	0.07%
438,000	3/10/17	Daimler Finance North America LLC	1.13%	439,422	0.08%
649,000	8/3/17	Daimler Finance North America LLC	1.59%	652,390	0.12%
6,700,000	3/2/18	Daimler Finance North America LLC	1.35%	6,706,690	1.19%
7,350,000	1/9/18	Ford Motor Credit Company LLC	1.81%	7,400,100	1.31%
1,422,000	4/6/18	Nissan Motor Acceptance Corporation	1.66%	1,435,476	0.25%
1,000,000	3/27/17	Toyota Motor Credit Corporation	1.33%	1,000,899	0.18%
891,000	12/5/17	Toyota Motor Credit Corporation	1.19%	892,468	0.16%
670,000	2/19/19	Toyota Motor Credit Corporation	1.73%	679,133	0.12%
500,000	5/23/17	Volkswagen Group of America Finance, LLC	1.29%	499,164	0.09%
200,000	11/20/17	Volkswagen Group of America Finance, LLC	1.35%	199,352	0.04%
Banks
500,000	2/13/17	Capital One Bank	1.20%	502,199	0.09%
8,000,000	4/27/18	Credit Suisse AG	1.57%	8,069,458	1.43%
4,000,000	3/1/18	JPMorgan Chase & Co.	1.70%	4,023,507	0.71%
1,000,000	2/23/18	PNC Realty Investors, Inc.	1.50%	1,003,956	0.18%
463,000	12/7/18	PNC Realty Investors, Inc.	1.35%	463,643	0.08%
500,000	8/23/17	U.S. Bank National Association	1.37%	501,735	0.09%
806,000	9/11/17	U.S. Bank National Association	1.15%	806,963	0.14%
450,000	1/29/18	U.S. Bank National Association	1.45%	452,407	0.08%
1,722,000	9/8/17	Wells Fargo & Company	1.40%	1,727,540	0.31%
834,000	1/22/18	Wells Fargo Bank, National Association	1.62%	840,655	0.15%
Beverages
3,617,000	1/15/18	Anheuser-Busch Companies, LLC	5.50%	3,836,664	0.68%
Computers
800,000	5/3/18	Apple Inc.	1.13%	802,275	0.14%
3,000,000	2/22/19	Apple Inc.	1.74%	3,049,814	0.54%
2,650,000	2/22/19	Apple Inc.	1.70%	2,672,669	0.47%
Diversified financial services
1,000,000	6/5/17	American Express Credit Corporation	1.21%	998,959	0.18%
1,226,000	3/7/18	Berkshire Hathaway Finance Corporation	1.50%	1,233,955	0.22%
1,400,000	4/3/17	Branch Banking and Trust Company	1.00%	1,403,036	0.25%
800,000	5/10/19	Branch Banking and Trust Company	1.42%	803,043	0.14%
400,000	12/15/17	Goldman Sachs Group, Inc.	1.76%	400,933	0.07%
3,500,000	2/15/19	Goldman Sachs Group, Inc.	7.50%	3,975,907	0.71%
3,000,000	4/25/19	Goldman Sachs Group, Inc.	1.92%	3,031,530	0.54%
3,600,000	10/15/18	Intercontinental Exchange, Inc.	2.50%	3,665,080	0.65%
798,000	4/5/17	Massmutual Global Funding II C	2.00%	803,787	0.14%
3,500,000	4/10/17	Metropolitan Life Global Funding I	1.30%	3,512,208	0.62%
1,000,000	4/10/17	Metropolitan Life Global Funding I	1.26%	1,003,471	0.18%
5,900,000	1/9/17	Morgan Stanley	5.45%	6,058,939	1.08%
500,000	2/1/19	Morgan Stanley	2.45%	508,144	0.09%
8,125,000	2/9/18	MUFG Americas Holdings Corporation	1.46%	8,130,157	1.44%
1,500,000	10/5/17	NYSE Euronext	2.00%	1,515,097	0.27%
1,675,000	6/27/18	Pricoa Global Funding I	1.35%	1,672,724	0.30%
1,800,000	12/1/17	Principal Life Global Funding II	1.43%	1,809,491	0.32%
362,000	5/21/18	Principal Life Global Funding II	1.21%	362,357	0.06%
1,000,000	6/1/17	UBS AG	1.38%	1,000,895	0.18%
4,750,000	6/1/17	UBS AG	1.49%	4,758,282	0.84%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2016

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Diversified financial services (continued)
$358,000	3/26/18	UBS AG	1.80%	$359,901	0.06%
4,500,000	12/14/17	Visa Inc.	1.20%	4,498,725	0.80%
Energy
3,350,000	12/1/17	Kinder Morgan, Inc.	2.00%	3,361,647	0.60%
118,000	11/30/17	Pacific Gas and Electric Company	1.13%	118,152	0.02%
Healthcare
10,000,000	6/7/18	Aetna Inc.	1.70%	10,008,433	1.78%
500,000	1/15/18	Anthem, Inc.	1.88%	505,068	0.09%
1,500,000	3/15/18	Medtronic, Inc.	1.50%	1,507,690	0.27%
7,750,000	1/17/17	UnitedHealth Group Incorporated	1.33%	7,776,410	1.38%
7,775,000	4/1/18	Zimmer Biomet Holdings, Inc.	2.00%	7,833,002	1.39%
Insurance
828,000	12/15/17	AIG Global Funding	1.65%	829,366	0.15%
352,000	8/15/18	Berkshire Hathaway Inc.	1.15%	351,702	0.06%
1,000,000	3/1/17	New York Life Global Funding	1.13%	1,003,673	0.18%
1,614,000	10/30/17	New York Life Global Funding	1.30%	1,618,469	0.29%
Manufacturing
994,000	11/20/17	Caterpillar Financial Services Corporation	1.16%	996,206	0.18%
789,000	2/23/18	Caterpillar Financial Services Corporation	1.62%	794,323	0.14%
1,000,000	1/9/17	General Electric Capital Corporation	1.16%	1,002,681	0.18%
241,000	2/25/17	Illinois Tool Works Inc.	0.90%	241,648	0.04%
700,000	7/11/17	John Deere Capital Corporation	1.33%	703,523	0.12%
1,000,000	1/8/19	John Deere Capital Corporation	1.45%	1,009,224	0.18%
Pharmaceuticals
7,775,000	5/14/18	AbbVie Inc.	1.80%	7,795,293	1.38%
500,000	3/17/17	EMD Fin LLC	1.34%	500,118	0.09%
Retail
7,500,000	7/20/18	CVS Health Corporation	1.90%	7,592,379	1.35%
783,000	7/15/17	Dollar General Corporation	4.13%	809,225	0.14%
4,750,000	9/10/18	Home Depot, Inc.	2.25%	4,843,088	0.86%
310,000	4/15/17	Lowe`s Companies, Inc.	1.63%	311,377	0.06%
Software
1,400,000	8/8/19	Microsoft Corporation	1.10%	1,386,517	0.25%
900,000	7/7/17	Oracle Corporation	1.07%	902,674	0.16%
600,000	4/15/18	Oracle Corporation	5.75%	641,357	0.11%
Telecommunications
6,750,000	2/15/19	AT&T Inc.	5.80%	7,395,105	1.31%
4,000,000	9/20/19	Cisco Systems, Inc.	1.34%	3,989,903	0.71%
4,800,000	6/9/17	Verizon Communications Inc.	1.35%	4,804,623	0.85%
4,500,000	9/14/18	Verizon Communications Inc.	2.71%	4,609,325	0.82%
Total U.S. corporate notes (cost: $186,803,378)				186,349,217	33.08%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,000,000	2/2/17	ABN AMRO Bank N.V.	4.25%	1,019,746	0.18%
1,998,000	3/13/17	Commonwealth Bank of Australia	1.32%	2,000,199	0.36%
548,000	1/19/17	Cooperatieve Rabobank U.A.	3.38%	556,823	0.10%
5,000,000	8/17/18	ING Bank N.V.	1.69%	5,030,139	0.89%
500,000	2/22/17	Macquarie Bank Limited	5.00%	511,460	0.09%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2016

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
5,000,000	7/23/18	National Australia Bank Limited	1.52%	4,989,884	0.89%
1,800,000	4/4/17	Svenska Handelsbanken AB	2.88%	1,820,925	0.32%
882,000	9/29/17	Swedbank AB	2.13%	890,977	0.16%
262,000	3/14/18	Swedbank AB	1.60%	262,636	0.05%
1,500,000	7/23/18	Toronto-Dominion Bank	1.42%	1,502,123	0.27%
Diversified financial services
800,000	1/29/18	Caisse centrale Desjardins	1.55%	801,324	0.14%
222,000	1/13/17	Hutchison Whampoa International Ltd	3.50%	225,713	0.04%
Energy
7,500,000	5/3/19	BP Capital Markets P.L.C.	1.68%	7,471,652	1.32%
1,000,000	5/10/17	Shell International Finance B.V.	1.20%	1,002,302	0.18%
7,500,000	9/12/19	Shell International Finance B.V.	1.38%	7,443,624	1.32%
608,000	1/15/18	Total Capital Canada Ltd.	1.45%	611,937	0.11%
Pharmaceuticals
6,790,000	3/12/18	Actavis Funding SCS	2.03%	6,864,143	1.22%
Total foreign corporate notes (cost: $42,916,443)				43,005,607	7.64%
Total corporate notes (cost: $229,719,821)				229,354,824	40.72%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,022,130	10/15/18	Ally Auto Receivables Trust	1.17%	1,023,206	0.18%
123,315	3/15/18	Ally Auto Receivables Trust 2015-2	0.98%	123,367	0.02%
233,814	8/15/18	Ally Auto Receivables Trust 2016-1	1.20%	234,067	0.04%
352,606	1/8/19	AmeriCredit Auto Receivables Tr 2006-A-F	1.07%	352,765	0.06%
65,751	2/8/19	AmeriCredit Auto Receivables Tr 2006-A-F	0.90%	65,780	0.01%
1,042,386	6/10/19	Americredit Auto Receivables Tr 2014-3	1.15%	1,042,699	0.19%
464,554	4/8/19	AmeriCredit Auto Receivables Tr 2015-4	1.26%	464,960	0.08%
375,000	7/15/24	ARI Fleet Lease Trust	1.82%	376,106	0.07%
28,531	4/16/18	Bank of the West Auto Trust 2015-1	0.87%	28,538	0.01%
536,454	1/22/18	BMW Vehicle Lease Trust	1.17%	536,740	0.10%
782,699	1/22/18	BMW Vehicle Lease Trust 2015-2	1.07%	782,893	0.14%
812,000	5/28/19	BMW Vehicle Owner Trust 2016-A	0.99%	811,096	0.14%
346,511	7/20/18	Capital Auto Receivables Asset Tr 2013-4	1.47%	346,792	0.06%
650,000	9/20/19	Capital Auto Receivables Asset Tr 2015-2	1.73%	651,017	0.12%
25,157	10/20/17	Capital Auto Receivables Asset Trust 2015-2	1.14%	25,166	0.00%
101,681	6/15/18	CarMax Auto Owner Trust 2015-2	0.82%	101,697	0.02%
750,000	11/15/19	CarMax Auto Owner Trust 2016-4	1.21%	751,138	0.13%
443,244	2/7/27	Chesapeake Funding LLC	1.03%	440,255	0.08%
400,000	7/15/19	Drive Auto Receivables Trust	1.67%	400,713	0.07%
350,000	11/15/19	Drive Auto Receivables Trust	1.67%	350,480	0.06%
115,451	5/15/18	Fifth Third Auto Trust 2015-1	1.02%	115,503	0.02%
314,757	5/15/18	Ford Credit Auto Lease Trust 2015-B	1.04%	314,885	0.06%
1,250,893	11/15/18	Ford Credit Auto Lease Trust 2016-A	1.42%	1,253,627	0.22%
494,027	3/15/19	Ford Credit Auto Owner Trust 2016-B	1.08%	494,197	0.09%
342,000	1/15/19	Ford Credit Floorplan Master Owner Tr A	1.92%	342,432	0.06%
500,000	7/20/19	GE Dealer Floorplan Master Not	1.12%	500,272	0.09%
182,367	1/15/19	Harley-Davidson Motorcycle Trust 2015-2	0.80%	182,377	0.03%
581,076	4/10/28	Hertz Fleet Lease Funding LP	0.94%	581,309	0.10%
439,595	7/23/18	Honda Auto Receivables 2015-4 Owner Tr	0.82%	439,411	0.08%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2016

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Asset Backed Securities (continued)
Face Value	Maturity Date	Name	Yield[1]
Automotive (continued)
$566,271	6/18/18	Honda Auto Receivables 2016-1 Owner Tr	1.01%	$566,286	0.10%
1,460,000	9/17/18	Honda Auto Receivables 2016-2 Owner Tr	1.13%	1,461,410	0.25%
89,102	11/20/17	Honda Auto Receivables Owner Trust	0.92%	89,134	0.02%
1,300,000	10/18/18	Honda Auto Receivables Owner Trust	1.01%	1,299,232	0.23%
1,100,000	5/15/19	Huntington Auto Trust 2016-1	1.29%	1,100,244	0.20%
606,644	7/16/18	Hyundai Auto Lease Sec Tr 2016-A	1.25%	607,580	0.11%
326,831	11/15/18	Hyundai Auto Receivables Trust 2015-C	0.99%	326,729	0.06%
626,552	6/17/19	Hyundai Auto Receivables Trust 2016-A	1.21%	626,743	0.11%
386,868	1/16/18	Mercedes-Benz Auto Lease Trust 2015-B	1.00%	386,931	0.07%
761,000	9/14/17	Mercedes-Benz Auto Receivables Trust	1.11%	761,153	0.14%
1,451,302	7/16/18	Mercedes-Benz Auto Receivables Trust	1.34%	1,453,171	0.25%
108,170	11/15/17	Nissan Auto Lease Trust 2015-A	1.05%	108,234	0.02%
509,000	5/15/19	Nissan Auto Receivables	1.07%	508,353	0.09%
136,517	8/15/18	Nissan Auto Receivables 2013-C Owner Tr	0.67%	136,506	0.02%
1,005,000	4/15/19	Nissan Auto Receivables 2016-B Owner Tr	1.05%	1,004,462	0.18%
61,619	11/15/18	Santander Drive Auto Receivables Tr 2015-5	1.12%	61,657	0.01%
225,000	9/16/19	Santander Drive Auto Receivables Tr 2015-5	1.58%	225,383	0.04%
400,000	11/15/19	Santander Drive Auto Receivables Trust	1.34%	400,238	0.07%
533,172	8/15/17	Toyota Auto Receivables Owner Trust	1.03%	533,407	0.09%
126,761	2/15/18	Toyota Auto Receivables Owner Trust	1.03%	126,827	0.02%
551,000	1/15/19	Toyota Auto Receivables Owner Trust	1.00%	550,301	0.10%
168,728	10/22/18	Volkswagen Auto Loan Enhanced Tr 2014-1	0.91%	168,436	0.03%
106,375	4/20/18	Volkswagen Auto Loan Enhanced Trust 2013-2	0.70%	106,331	0.02%
Commercial mortgages
592,970	1/15/49	Banc of America Commercial Mort Tr 2007-1	5.43%	595,067	0.11%
Credit card
1,500,000	4/15/20	American Express Credit Account Master Tr	1.49%	1,504,346	0.27%
1,000,000	1/15/20	BA Credit Card Trust	0.99%	1,000,649	0.18%
300,000	6/15/20	Cabela’s Credit Card Master Note Trust	1.45%	300,742	0.05%
1,500,000	1/15/20	Capital One Multi-Asset Execution Trust	1.26%	1,501,670	0.26%
1,500,000	2/22/19	Citibank Credit Card Issuance Trust	1.02%	1,505,422	0.27%
1,000,000	10/15/19	Discover Card Execution Note Trust	1.22%	1,000,875	0.18%
350,000	11/16/20	Synchrony Credit Card Master Note Trust	1.61%	350,992	0.06%
1,000,000	3/15/21	World Fin Network Credit Card Master Note Tr	1.26%	1,001,440	0.18%
Other
55,981	8/15/18	CNH Equipment Trust 2013-B	0.69%	55,985	0.01%
700,000	9/22/20	Dell Equipment Finance Trust	1.72%	700,091	0.12%
500,000	3/23/20	Dell Equipment Finance Trust 2015-1	1.30%	500,063	0.09%
103,639	2/15/18	John Deere Owner Trust 2015	0.87%	103,665	0.02%
35,668	12/15/17	Kubota Credit Owner Trust 2015-1	0.94%	35,680	0.01%
Student loans
8,941	8/15/25	SLM Private Education Loan Trust 2012-A	2.10%	8,954	0.00%
29,942	10/16/23	SLM Private Education Loan Trust 2012-E	1.45%	29,962	0.01%
84,411	8/15/22	SLM Private Education Loan Trust 2013-A	1.30%	84,526	0.02%
Total U.S. asset backed securities (cost: $36,030,992)				36,022,365	6.40%
Total investments in securities (cost: $424,687,833)				$424,440,330	75.36%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2016

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$750,000	6/30/17	Bank of Montreal	1.10%	$753,644	0.13%
1,500,000	8/16/17	Bank of Montreal	1.39%	1,505,016	0.27%
800,000	5/16/17	Bank of Nova Scotia	1.29%	804,470	0.14%
1,000,000	12/6/17	Barclays Bank PLC	1.68%	1,001,982	0.18%
1,000,000	5/24/17	Canadian Imperial Bank of Commerce	1.33%	1,002,565	0.18%
1,000,000	10/6/17	Canadian Imperial Bank of Commerce	1.33%	1,004,618	0.18%
2,000,000	3/6/17	Cooperatieve Rabobank U.A.	1.18%	2,008,638	0.36%
1,650,000	9/12/17	Credit Suisse Group AG	1.75%	1,653,843	0.29%
1,300,000	12/12/17	Lloyds Bank PLC	1.41%	1,302,755	0.23%
400,000	12/20/17	Lloyds Bank PLC	1.44%	400,748	0.07%
1,000,000	3/15/17	Mitsubishi UFJ Trust & Banking Corp	1.25%	1,004,426	0.18%
2,000,000	7/13/17	Mizuho Bank, Ltd.	1.30%	2,012,395	0.36%
1,408,000	5/24/17	National Bank of Canada	1.32%	1,411,615	0.25%
2,000,000	2/13/17	Nordea Bank Finland	1.18%	2,004,282	0.35%
1,500,000	3/1/17	Nordea Bank Finland	1.19%	1,506,862	0.27%
850,000	7/26/17	Norinchukin Bank	1.43%	855,978	0.15%
1,150,000	7/27/17	Norinchukin Bank	1.43%	1,158,034	0.21%
900,000	7/14/17	State Street Bank And Trust Company	1.34%	903,876	0.16%
1,000,000	7/19/17	Sumitomo Mitsui Banking Corporation	1.45%	1,007,938	0.18%
1,000,000	10/12/17	Sumitomo Mitsui Banking Corporation	1.50%	1,005,213	0.18%
1,500,000	7/20/17	Sumitomo Mitsui Trust Bank Ltd	1.50%	1,512,606	0.27%
1,000,000	8/8/17	Sumitomo Mitsui Trust Bank Ltd	1.53%	1,008,019	0.18%
1,000,000	12/7/17	Svenska Handelsbanken AB	1.43%	1,002,292	0.18%
2,000,000	5/3/17	Toronto-Dominion Bank	1.15%	2,015,800	0.36%
1,700,000	7/13/17	Toronto-Dominion Bank	1.20%	1,709,858	0.30%
750,000	9/22/17	Wells Fargo Bank, National Association	1.34%	751,219	0.13%
1,500,000	1/19/17	Westpac Banking Corporation	1.23%	1,504,270	0.27%
1,000,000	3/17/17	Westpac Banking Corporation	1.13%	1,009,457	0.18%
750,000	7/14/17	Westpac Banking Corporation	1.23%	754,076	0.13%
Total U.S. certificates of deposit (cost: $35,406,974)				35,576,495	6.32%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$(758,117)	(0.13)%
		Currencies		57,122	0.01%
		Energy		2,297,452	0.40%
		Equity indices		(737,627)	(0.13)%
		Interest rate instruments		(7,915)	0.00%
		Metals		148,930	0.03%
		Single stock futures		(197,540)	(0.04)%
Net unrealized gain (loss) on open long U.S. futures contracts				802,305	0.14%

Short U.S. Futures Contracts
		Agricultural commodities		1,280,501	0.24%
		Currencies		1,039,713	0.18%
		Energy		(108,150)	(0.02)%
		Equity indices		(169,214)	(0.03)%
		Interest rate instruments		(25,730)	0.00%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2016

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Short U.S. Futures Contracts (continued)
Metals	(479,571)	(0.09)%
Single stock futures	15,218	0.00%
Net unrealized gain (loss) on open short U.S. futures contracts	1,552,767	0.28%

Total U.S. Futures Contracts - Net unrealized gain (loss) on open U.S. futures contracts	2,355,072	0.42%

Long Foreign Futures Contracts
Agricultural commodities	(48,039)	(0.01)%
Currencies	2,449	0.00%
Energy	57,736	0.01%
Equity indices	3,930,592	0.70%
Interest rate instruments	2,418,594	0.43%
Metals	12,893	0.00%
Single stock futures	10,212	0.00%
Net unrealized gain (loss) on open long foreign futures contracts	6,384,437	1.13%

Short Foreign Futures Contracts
Agricultural commodities	215,816	0.04%
Currencies	39,407	0.01%
Equity indices	200,192	0.03%
Interest rate instruments	(273,674)	(0.05)%
Metals	(21)	0.00%
Net unrealized gain (loss) on open short foreign futures contracts	181,720	0.03%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	6,566,157	1.16%

Net unrealized gain (loss) on open futures contracts	$8,921,229	1.58%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$(860,243)	(0.15)%
Short	1,557,396	0.28%
Net unrealized gain (loss) on open U.S. forward currency contracts	697,153	0.13%

Foreign Forward Currency Contracts
Long	472,811	0.08%
Short	(339,811)	(0.06)%
Net unrealized gain (loss) on open foreign forward currency contracts	133,000	0.02%

Net unrealized gain (loss) on open forward currency contracts	$830,153	0.15%

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

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments
December 31, 2015

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$10,500,000	1/15/16	U.S. Treasury	0.38%	$10,517,770	1.63%
50,000,000	2/18/16	U.S. Treasury	0.09%	49,993,194	7.77%
1,750,000	3/15/16	U.S. Treasury	0.38%	1,752,420	0.27%
1,500,000	6/30/16	U.S. Treasury	0.50%	1,499,781	0.23%
4,600,000	8/31/16	U.S. Treasury	1.00%	4,624,882	0.72%
1,500,000	10/31/16	U.S. Treasury	1.00%	1,505,484	0.23%
1,800,000	11/15/16	U.S. Treasury	0.63%	1,799,062	0.28%
1,500,000	11/30/16	U.S. Treasury	2.75%	1,529,797	0.24%
2,000,000	12/8/16	U.S. Treasury	0.72%	1,988,643	0.31%
1,788,200	12/15/16	U.S. Treasury	0.63%	1,785,926	0.28%
Total U.S. Treasury securities (cost: $77,027,397)				76,996,959	11.96%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$500,000	1/11/16	Nissan Motor Acceptance Corporation	0.50%	499,928	0.08%
1,600,000	1/22/16	Nissan Motor Acceptance Corporation	0.78%	1,599,272	0.25%
Banks
400,000	1/21/16	Standard Chartered Bank	0.27%	399,940	0.06%
Beverages
2,100,000	1/6/16	Bacardi U.S.A., Inc.	0.51%	2,099,851	0.33%
1,500,000	1/7/16	Brown-Forman Corporation	0.45%	1,499,888	0.23%
500,000	1/7/16	Brown-Forman Corporation	0.45%	499,963	0.08%
1,700,000	11/17/16	Coca-Cola Company	0.80%	1,689,858	0.26%
Chemicals
500,000	1/14/16	Clorox Company	0.46%	499,917	0.08%
1,500,000	1/27/16	Clorox Company	0.51%	1,499,448	0.23%
Diversified financial services
375,000	1/19/16	American Express Credit Corporation	0.55%	374,897	0.06%
1,700,000	1/15/16	DCAT, LLC	0.42%	1,699,722	0.26%
1,700,000	1/5/16	Gotham Funding Corporation	0.28%	1,699,947	0.26%
1,700,000	1/20/16	Hewlett Packard Enterprise Company	0.92%	1,699,175	0.26%
400,000	3/2/16	ING (U.S.) Funding LLC	0.65%	399,559	0.06%
1,700,000	1/4/16	Intercontinental Exchange, Inc.	0.42%	1,699,940	0.26%
450,000	1/15/16	J.P. Morgan Securities LLC	0.25%	449,956	0.07%
1,400,000	1/12/16	Manhattan Asset Funding Company LLC	0.27%	1,399,885	0.22%
1,700,000	1/13/16	Regency Group, Inc.	0.40%	1,699,773	0.26%
1,300,000	1/4/16	The Southern Company	0.53%	1,299,943	0.20%
Energy
500,000	1/27/16	Dominion Resources, Inc.	0.67%	499,758	0.08%
2,100,000	1/21/16	Enterprise Products Operating LLC	0.78%	2,099,090	0.34%
2,100,000	1/7/16	Motiva Enterprises LLC	0.60%	2,099,790	0.34%
400,000	1/5/16	Oglethorpe Power Corp.	0.32%	399,986	0.06%
1,700,000	2/1/16	Oglethorpe Power Corp.	0.48%	1,699,297	0.26%

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

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

December 31, 2015

			% of Partners’
			Capital (Net
	Description	Fair Value	Asset Value)
OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
	Long	$(153,940)	(0.02)%
	Short	87,056	0.01%
Net unrealized gain (loss) on open U.S. forward currency contracts		(66,884)	(0.01)%

Foreign Forward Currency Contracts
	Long	713,075	0.11%
	Short	(2,260,682)	(0.35)%
Net unrealized gain (loss) on open foreign forward currency contracts		(1,547,607)	(0.24)%

Net unrealized gain (loss) on open forward currency contracts		$(1,614,491)	(0.25)%

TOTAL RETURN SWAP CONTRACT
Termination Date	Counterparty
4/1/19	Deutsche Bank, AG	$3,440,896	0.53%

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

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures, forward and swap contracts	$24,891,752	$50,926,606	$107,984,227
Investments in securities and CDs	(871,127)	(338,953)	(1,049,109)
Net change in unrealized gain (loss) on:
Futures, forward contracts and swap contracts	3,107,925	(33,847,899)	1,433,793
Investments in securities and CDs	(58,379)	(180,525)	575,771
Brokerage commissions and trading expenses	(5,138,660)	(5,697,454)	(4,832,579)
Net realized and change in unrealized gain (loss) on investments	21,931,511	10,861,775	104,112,103

Net Investment Income (Loss)
Income
Interest income	5,047,602	3,317,092	2,765,368

Expenses
Trading Advisor management fee	8,297,973	9,602,774	10,863,419
Trading Advisor incentive fee	5,831,065	9,565,572	15,970,061
Cash Managers fees	489,477	474,692	518,322
General Partner management and performance fees	9,109,377	10,471,750	11,605,429
Selling agent and broker dealer servicing fees – General Partner	8,453,865	9,604,363	10,438,411
General Partner 1% allocation	(98,751)	(272,098)	538,285
Administrative expenses – General Partner	1,741,461	2,084,094	2,723,743
Investment Manager fees	1,428,562	1,011,765	554,872
Distribution (12b-1) fees	29,837	21,977	628
Operating services fee	239,662	404,706	221,949
Total expenses	35,522,528	42,969,595	53,435,119
Net investment income (loss)	(30,474,926)	(39,652,503)	(50,669,751)
Net income (loss)	(8,543,415)	(28,790,728)	53,442,352
Less: net (income) loss attributable to non-controlling interest	(1,232,889)	1,852,537	(151,622)
Net Income (Loss) attributable to the Fund	$(9,776,304)	$(26,938,191)	$53,290,730

	Class A Units			Class B Units
	2016	2015	2014	2016	2015	2014
Increase (decrease) in net asset value per unit for the year	$(116.23)	$(202.04)	$299.79	$(61.87)	$(181.22)	$533.83

Net income (loss) per unit†	$(96.83)	$(201.98)	$265.09	$(28.54)	$(162.65)	$464.20

Weighted average number of units outstanding	91,658.5356	102,939.0690	118,107.6143	31,419.6305	37,189.7073	46,874.3994

	Class I Units
	2016	2015	2014
Increase (decrease) in net asset value per unit for the year	$(1.06)	$(20.81)	$94.56

Net income (loss) per unit†	$(1.06)	$(26.18)	$71.42

Weighted average number of units outstanding	3,828.4541	3,737.8571	3,123.6227

† based on weighted average number of units outstanding during the year.

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows

Years Ended December 31, 2016, 2015 and 2014

	2016	2015	2014
Cash flows from operating activities
Net income (loss)	$(8,543,415)	$(28,790,728)	$53,442,352
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures, forwards and swap trading	(3,512,299)	33,847,899	(1,433,793)
Net realized and change in unrealized (gain) loss on securities and certificates of deposit	929,506	519,478	473,338
Purchases of securities and certificates of deposit	(1,375,281,507)	(881,073,564)	(881,880,084)
Proceeds from disposition of securities and certificates of deposit	1,388,094,718	866,151,335	995,597,248
Changes in
Trading Advisor management fee payable	(416,228)	89,328	(1,300,277)
Trading Advisor incentive fee payable	1,364,323	(10,760,210)	10,799,168
Commissions and other trading fees payable on open contracts	(15,486)	(8,205)	1,491
Cash Managers fees payable	(6,972)	(1,577)	(53,634)
General Partner management and performance fees payable	(106,606)	(141,504)	(214,935)
General Partner 1% allocation receivable/payable	172,679	(809,715)	821,651
Selling agent and broker dealer servicing fees payable – General Partner	(104,787)	(102,535)	(178,062)
Administrative expenses payable – General Partner	(28,335)	(27,692)	(161,486)
Investment Manager fee payable	44,798	9,263	74,621
Distribution (12b-1) fees payable	757	1,883	321
Operating services fee payable	(15,906)	3,706	29,848
Net cash provided by (used in) operating activities	2,575,240	(21,092,838)	176,017,767

Cash flows from financing activities
Subscriptions	27,306,759	40,025,835	36,935,294
Subscriptions received in advance	2,687,191	1,086,965	2,577,065
Redemptions	(104,146,723)	(128,197,392)	(264,469,560)
Non-controlling interest – subscriptions	16,228,805	25,819,976	7,168,316
Non-controlling interest – redemptions	(5,539,950)	(8,313,699)	(247,270)
Non-controlling interest – dividends declared	(69,109)	(2,818,342)	—
Non-controlling interest – dividends reinvested	67,579	2,572,536	—
Net cash provided by (used in) financing activities	(63,465,448)	(69,824,121)	(218,036,155)

Net increase (decrease) in cash and cash equivalents	(60,890,208)	(90,916,959)	(42,018,388)
Cash and cash equivalents, beginning of year	179,026,770	269,943,729	311,962,117
Cash and cash equivalents, end of year	$118,136,562	$179,026,770	$269,943,729

End of year cash and cash equivalents consists of
Cash in broker trading accounts	$80,906,352	$122,736,345	$240,042,950
Cash and cash equivalents	37,230,210	56,290,425	29,900,779
Total end of year cash and cash equivalents	$118,136,562	$179,026,770	$269,943,729

Supplemental disclosure of cash flow information
Prior year redemptions paid	$11,143,201	$10,423,609	$36,130,211
Prior year subscriptions received in advance	$1,086,965	$2,577,065	$2,399,374

Supplemental schedule of non-cash financing activities
Redemptions payable	$18,217,216	$11,143,201	$10,423,609

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

 Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2016, 2015 and 2014

							Non-
							Controlling
	Class A		Class B		Class I		Interest
	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Balance at December 31, 2013	133,795.0412	550,501,395	56,246.4420	325,651,536	4,675.5936	4,256,774	—	880,409,705
Net income (loss)		31,308,587		21,759,061		223,082	151,622	53,442,352
Subscriptions	5,990.5800	24,482,676	2,381.0576	12,851,948	993.3066	1,000,044	7,377,716	46,712,384
Redemptions	(32,878.7600)	(134,543,605)	(17,689.8054)	(102,195,146)	(2,229.9294)	(2,024,207)	(247,270)	(239,010,228)
Transfers	(832.8498)	(3,505,334)	585.2723	3,505,334	—			—
Balance at December 31, 2014	106,074.0114	468,243,719	41,522.9665	262,572,733	3,438.9708	3,455,693	7,282,068	741,554,213
Net income (loss)		(20,791,261)		(6,049,067)		(97,863)	(1,852,537)	(28,790,728)
Subscriptions	6,332.1539	27,895,857	2,265.3247	14,297,043	389.4833	410,000	25,695,990	68,298,890
Redemptions	(13,128.0421)	(56,971,712)	(11,382.5641)	(71,919,732)	—		(8,339,239)	(137,230,683)
Transfers	(1,243.1651)	(5,428,055)	859.9317	5,428,055	—			—
Dividends declared	—		—	—	—		(2,818,342)	(2,818,342)
Dividends reinvested	—		—	—	—		2,572,536	2,572,536
Balance at December 31, 2015	98,034.9581	412,948,548	33,265.6588	204,329,032	3,828.4541	3,767,830	22,540,476	643,585,886
Net income (loss)		(8,875,442)		(896,813)		(4,049)	1,232,889	(8,543,415)
Subscriptions	4,089.2273	17,888,149	1,658.7195	10,505,575	—		16,525,308	44,919,032
Redemptions	(16,542.2022)	(71,271,268)	(6,245.3148)	(39,669,950)	—		(5,819,470)	(116,760,688)
Transfers	(756.9529)	(3,244,230)	514.7436	3,244,230	—			—
Dividends declared	—		—	—	—		(69,109)	(69,109)
Dividends reinvested	—		—	—	—		67,579	67,579
Balance at December 31, 2016	84,825.0303	$347,445,757	29,193.8071	$177,512,074	3,828.4541	$3,763,781	$34,477,673	$563,199,285

	Net Asset Value per Unit
	Class A	Class B	Class I

December 31, 2014	4,414.30	6,323.56	1,004.98
December 31, 2015	4,212.26	6,142.34	984.17
December 31, 2016	$4,096.03	$6,080.47	$983.11

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

The three classes of Units in the Fund differ only in the fees applicable to each class. Class A Units are subject to a 2% per annum selling agent fee and Class B Units are subject to a 0.2% per annum broker dealer servicing fee. Class I Units are subject to higher minimum investments requirements and lower General Partner management fees (0.75% per annum instead of 1.50% per annum) as well as a General Partner performance fee (7.5% of new profits, described more fully in Footnote 4). During 2017, the Fund introduced a fourth class of units, R Units. Class R Units do not pay selling compensation or servicing fees to Selling Agents, and are generally intended for clients of Registered Investment Advisors.

During 2014, the Fund purchased $58.5 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFSF”). SMFSF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end management investment company. SMFSF issues four classes of shares: Class A, C, I and N. At December 31, 2016, the Fund owned 60% of the outstanding shares of SMFSF and therefore had effective control of that entity. Accordingly, the assets, liabilities and operating results of SMFSF have been consolidated with the Fund. The portion of SMFSF that is not owned by the Fund is presented as the non-controlling interest. SMFSF has a similar investment strategy to the Fund, using trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments. Prior to March 2016, SMFSF used a total return swap to gain access to the gains and losses of a basket of trading advisors. The General Partner serves as the investment manager of SMFSF. During 2016, the Fund redeemed $6 million of its investment in SMFSF, which is eliminated in consolidation.

Significant Accounting Policies

Accounting Principles

The Fund’s consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). The Fund is an investment company and follows accounting and reporting guidance under the Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 946, Financial Services – Investment Companies.

Consolidation

The accompanying consolidated financial statements include the accounts of the Fund and SMFSF, for which the Fund was the majority shareholder. Intercompany accounts and transactions have been eliminated in consolidation.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2016 and 2015, there were no such transfers between levels.

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

Redemptions Payable

Redemptions payable represent redemptions that meet the requirements of the Fund and have been approved by the General Partner prior to year-end. These redemptions have been recorded using the year end net asset value per Unit.

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through December 31, 2016. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2013.

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

Swap Agreement

Through its investment in SMFSF, the Fund had exposure to a total return swap with Deutsche Bank AG. This two-party contract was entered in to exchange, or swap, the returns realized on a basket of CTA programs. Under the terms of the swap agreement, the investment manager of SMFSF had the ability to periodically adjust the notional level of the swap, the notional allocation to each CTA program and the mix of CTA programs. The swap agreement was terminated in March 2016.

At December 31, 2015, the notional value of the swap was $98,065,907. SMFSF had provided $12,796,500 as collateral, which was included in cash in broker trading accounts in the consolidated statements of financial condition. During the year ended December 31, 2016, the swap had appreciation in fair value of $5,265,762 and during the year ended December 31, 2015, the swap had an depreciation in fair value of $4,630,918. Amounts are included in net change in unrealized gain (loss) on futures, forwards and swap contracts in the consolidated statements of operations.

Reclassification

Certain amounts in the 2015 and 2014 consolidated financial statements have been reclassified to conform to the 2016 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

New Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued guidance that replaces the existing accounting standards for revenue recognition. The guidance provides a new model to determine when and over what period revenue is recognized. Under this new model, revenue is recognized as goods or services are delivered in an amount that reflects the consideration to be received. In March 2016, the FASB issued an Accounting Standards Update (“ASU”), Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net), which clarifies the principal versus agent guidance in the new revenue recognition standard. In April 2016, the FASB issued an ASU, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing, which clarifies the guidance on accounting for licenses of intellectual property and identifying performance obligations in the new revenue recognition standard. In May 2016, the FASB issued an ASU, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedient, which clarifies the transition, collectability, noncash consideration and the presentation of sales and other similar taxes in the new revenue recognition standard. The guidance is effective for fiscal years beginning after December 15, 2017; early adoption is permitted for periods beginning after December 15, 2016. The new standard is required to be applied retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying it recognized at the date of initial application. The Fund does not expect any material change as a result of adopting this guidance.

Consolidation

In February 2015, the FASB issued guidance that amends prior consolidation analysis. The effect of the guidance is to modify the analysis performed to determine if an entity should be consolidated. The new guidance is effective for fiscal years beginning after December 15, 2016. The Fund does not expect any change as a result of adopting this guidance.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At December 31, 2016
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$8,921,229	$—	$8,921,229
Net unrealized gain (loss) on open forward currency contracts*	—	830,153	830,153
Cash and cash equivalents:
Money market fund	24,246,700	—	24,246,700
Investments in securities:
U.S. Treasury securities*	91,313,694	—	91,313,694
Asset backed securities*	—	36,022,365	36,022,365
Commercial paper*	—	67,749,447	67,749,447
Corporate notes*	—	229,354,824	229,354,824
Certificates of deposit*	—	35,576,495	35,576,495
Total	$124,481,623	$369,533,284	$494,014,907

    *See the consolidated condensed schedule of investments for further description.

At December 31, 2015
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$4,412,678	$—	$4,412,678
Net unrealized gain (loss) on open forward currency contracts*	—	(1,614,491)	(1,614,491)
Net unrealized gain (loss) on swap contract*	—	3,440,896	3,440,896
Cash and cash equivalents:
Money market fund	7,814,672	—	7,814,672
Investments in securities:
U.S. Treasury securities*	76,996,959	—	76,996,959
Asset backed securities*	—	52,248,612	52,248,612
Commercial paper*	—	57,258,212	57,258,212
Corporate notes*	—	264,545,250	264,545,250
Certificates of deposit*	—	22,710,509	22,710,509
Total	$89,224,309	$398,588,988	$487,813,297

    *See the consolidated condensed schedule of investments for further description.

There were no Level 3 holdings at December 31, 2016 and 2015, or during the years then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At December 31, 2016 and 2015, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

December 31, 2016	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$2,294,353	$(1,604,192)	$690,161
Currencies	2,761,758	(1,623,067)	1,138,691
Energy	2,460,760	(213,722)	2,247,038
Equity indices	6,420,118	(3,196,175)	3,223,943
Interest rate instruments	4,870,096	(2,758,821)	2,111,275
Metals	14,236,047	(14,553,816)	(317,769)
Single stock futures	145,242	(317,352)	(172,110)
Net unrealized gain (loss) on open futures contracts	$33,188,374	$(24,267,145)	$8,921,229

Net unrealized gain (loss) on open forward currency contracts	$5,182,502	$(4,352,349)	$830,153

At December 31, 2016, there were 59,052 open futures contracts and 2,054 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2016 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank AG	$21,799	$—	$—	$21,799
Deutsche Bank Securities, Inc.	24,787	—	—	24,787
JP Morgan Securities, LLC	1,493,645	—	—	1,493,645
SG Americas Securities, LLC	7,402,797	—	—	7,402,797
Société Générale Newedge UK Ltd	165,990	—	—	165,990
UBS AG	642,364	—	—	642,364
Total	$9,751,382	$—	$—	$9,751,382

December 31, 2015	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$2,931,852	$(1,461,791)	$1,470,061
Currencies	3,316,471	(1,217,210)	2,099,261
Energy	7,683,689	(4,097,422)	3,586,267
Equity indices	1,783,774	(3,210,617)	(1,426,843)
Interest rate instruments	3,071,712	(7,267,680)	(4,195,968)
Metals	10,856,826	(8,116,188)	2,740,638
Single stock futures	349,078	(209,816)	139,262
Net unrealized gain (loss) on open futures contracts	$29,993,402	$(25,580,724)	$4,412,678

Net unrealized gain (loss) on open forward currency contracts	$5,908,603	$(7,523,094)	$(1,614,491)

Net unrealized gain (loss) on swap contract*	$3,440,896	$—	$3,440,896

*At December 31, 2015, the sector exposure of the CTA indices underlying the swap was:

Agricultural commodities	6%
Currencies	22%
Energy	5%
Equity indices	12%
Interest rate instruments	47%
Metals	8%
Total	100%

At December 31, 2015, there were 62,863 open futures contracts and 2,065 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2015 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank AG	$3,453,274	$—	$—	$3,453,274
Deutsche Bank Securities, Inc.	(54,937)	—	—	(54,937)
JP Morgan Securities, LLC	(1,431,600)	—	—	(1,431,600)
SG Americas Securities, LLC	5,899,215	—	—	5,899,215
Société Générale Newedge UK Ltd	(1,576,239)	—	—	(1,576,239)
UBS AG	(50,630)	—	—	(50,630)
Total	$6,239,083	$—	$—	$6,239,083

For the years ended December 31, 2016, 2015 and 2014, the Fund’s futures and forwards contracts had the following impact on the consolidated statements of operations:

	2016		2015
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(4,535,068)	$(779,900)	$(9,005,724)	$(480,153)
Currencies	11,798,113	(960,570)	(847,018)	(1,910,235)
Energy	(17,711,372)	(1,339,229)	45,065,516	(6,030,206)
Equity indices	6,114,947	4,650,786	(5,916,524)	(5,606,594)
Interest rate instruments	32,280,416	6,307,243	27,500,225	(17,693,919)
Metals	(11,266,353)	(3,058,407)	4,126,059	2,975,459
Single stock futures	848,998	(311,372)	(197,987)	(266,099)
Total futures contracts	17,529,681	4,508,551	60,724,547	(29,011,747)

Forward currency contracts	(436,996)	2,444,644	(8,884,366)	(205,234)

Swap contract	8,706,658	(3,440,896)	—	(4,630,918)
Total futures, forward currency and swap contracts	$25,799,343	$3,512,299	$51,840,181	$(33,847,899)

	2014
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$10,236,600	$(1,967,178)
Currencies	19,428,267	(3,676,354)
Energy	608,729	9,596,248
Equity indices	(4,992,852)	(20,685,885)
Interest rate instruments	82,550,996	13,869,176
Metals	(5,437,863)	(1,526,502)
Single stock futures	1,656,587	(143,188)
Total futures contracts	104,050,464	(4,533,683)

Forward currency contracts	5,547,105	(2,104,332)

Swap contract	(3,500)	8,071,808
Total futures, forward currency and swap contracts	$109,594,069	$1,433,793

For the years ended December 31, 2016, 2015 and 2014, the number of futures contracts closed was 1,886,735, 1,932,217, and 1,408,130, respectively, and the number of forward currency contracts closed was 173,576, 151,846, and 36,568, respectively.

4.	General Partner

At December 31, 2016, 2015 and 2014, and for the years then ended, the General Partner did not maintain a capital balance in the Fund; however, the beneficiary of the majority shareholder of the General Partner had the following investment in Class I Units:

	2016	2015	2014
Units Owned	254.4114	254.4114	254.4114
Value of Units	$250,114	$250,383	$255,679

The following fees are paid to the General Partner:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A and Class B Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A and Class B Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears.

▪	Management fee – SMFSF incurs a monthly fee equal to 1/12th of 1.75% of the month-end net asset value of the trust, payable in arrears to the General Partner. Prior to March 1, 2016, the management fee was 1/12th of 1.25% per month.

▪	Distribution (12b-1) fee – SMFSF incurs a monthly 12b-1 fee of 1/12th of 0.25% of the month-end net asset value of the Class A and N shares, and 1/12th of 1% of the month-end value of the Class C shares.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Selling agent fees amounted to $8,048,257, $9,125,238, and $9,881,911 for the years ended 2016, 2015 and 2014, respectively. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. Broker dealer servicing fees amounted to $405,608, $479,125, and $556,500 for the years ended 2016, 2015 and 2014, respectively. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

▪	Operating Services Fee – SMFSF incurs a monthly fee equal to 1/12th of 0.24% of the month-end net asset value of the trust, payable to the General Partner. The General Partner, in turn, pays the operating expenses of the trust, pursuant to an operating services agreement between the parties. Prior to March 1, 2016, the operating services fee was 1/12th of 0.5% per month.

▪	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the fund, payable in arrears to the General Partner. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

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

The Fund has advisory agreements with various trading advisors, pursuant to which the Fund incurs a monthly advisor management fee that ranges from 0% to 3% per annum of allocated net assets (as defined in each respective advisory agreement), paid monthly or quarterly in arrears. Additionally, the Fund incurs advisor incentive fees, payable quarterly in arrears, ranging from 0% to 30% of net new trading profits (as defined in each respective advisory agreement).

J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) provide cash management services to the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.11% of the investments in securities and certificates of deposit.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At December 31, 2016 and 2015, the Fund had margin deposit requirements of $103,248,865 and $98,809,677, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A and B units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, B or I interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At December 31, 2016 and 2015, the Fund received advance subscriptions of $2,687,191 and $1,086,965, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

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

Purchase and sale of futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss of contract value. The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited. The Fund uses with SG Americas Securities, LLC, JP Morgan Securities, LLC and Deutsche Bank Securities, Inc. as its futures brokers and Société Générale International Limited (formerly Société Générale Newedge UK Limited) and UBG AG as its forward currency counterparties.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at December 31, 2016.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$91,313,694	$52,068,922	$186,349,217	$36,022,365	$35,576,495	$401,330,693	71.25%
Australia	—	2,497,272	7,501,543	—	—	9,998,815	1.78%
Netherlands	—	—	15,052,634	—	—	15,052,634	2.67%
Luxumbourg	—	2,099,839	2,915,384	—	—	5,015,223	0.89%
Canada	—	—	6,864,143	—	—	6,864,143	1.22%
France	—	3,470,593	7,471,652	—	—	10,942,245	1.94%
Great Britain	—	1,999,682	—	—	—	1,999,682	0.36%
Sweden	—	399,256	2,974,538	—	—	3,373,794	0.60%
Singapore	—	1,499,891	—	—	—	1,499,891	0.27%
Germany	—	2,499,715	—	—	—	2,499,715	0.44%
Hong Kong	—	1,214,277	—	—	—	1,214,277	0.22%
Cayman Islands	—	—	225,713	—	—	225,713	0.04%
Total	$91,313,694	$67,749,447	$229,354,824	$36,022,365	$35,576,495	$460,016,825	81.68%

The following table presents the exposure at December 31, 2015.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$76,996,959	$35,057,379	$196,888,445	$52,248,612	$14,993,807	$376,185,202	58.41%
Australia	—	3,094,764	10,524,403	—	—	13,619,167	2.12%
Switzerland	—	—	9,753,172	—	—	9,753,172	1.52%
Netherlands	—	—	12,340,048	—	—	12,340,048	1.92%
Great Britain	—	2,698,571	7,189,651	—	—	9,888,222	1.54%
Japan	—	5,797,609	3,585,734	—	—	9,383,343	1.46%
Canada	—	899,078	4,466,438	—	4,001,034	9,366,550	1.46%
Luxumbourg	—	—	6,870,944	—	—	6,870,944	1.07%
Sweden	—	449,810	3,798,693	—	1,705,349	5,953,852	0.93%
British Virgin Islands	—	—	4,798,968	—	—	4,798,968	0.75%
France	—	4,067,748	—	—	—	4,067,748	0.63%
Norway	—	2,998,889	—	—	—	2,998,889	0.47%
Germany	—	—	767,886	—	2,010,319	2,778,205	0.43%
Hong Kong	—	1,394,628	—	—	—	1,394,628	0.22%
Mexico	—	—	1,300,842	—	—	1,300,842	0.20%
Spain	—	—	1,017,721	—	—	1,017,721	0.16%
Ireland	—	—	1,012,921	—	—	1,012,921	0.16%
Singapore	—	799,736	—	—	—	799,736	0.12%
Cayman Islands	—	—	229,384	—	—	229,384	0.04%
Total	$76,996,959	$57,258,212	$264,545,250	$52,248,612	$22,710,509	$473,759,542	73.61%

9.	Indemnifications

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

The following information presents per unit operating performance data and other ratios for the years ended December 31, 2016, 2015 and 2014, assuming the unit was outstanding throughout the entire year:

	2016			2015
	Class A	Class B	Class I	Class A	Class B	Class I
Per Unit Operating Performance

Net asset value per unit, beginning of year	$4,212.26	$6,142.34	$984.17	$4,414.30	$6,323.56	$1,004.98

Net realized and change in unrealized gain (loss) on investments (1)	130.21	185.48	28.96	75.45	113.27	15.59
Net investment income (loss) (1)	(246.44)	(247.35)	(30.02)	(277.49)	(294.49)	(36.40)
Total income (loss) from operations	(116.23)	(61.87)	(1.06)	(202.04)	(181.22)	(20.81)

Net asset value per unit, end of year	$4,096.03	$6,080.47	$983.11	$4,212.26	$6,142.34	$984.17

Total return	(2.76)%	(1.01)%	(0.11)%	(4.58)%	(2.87)%	(2.07)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)	6.56%	4.73%	3.77%	6.86%	5.14%	4.12%
General Partner 1% allocation	(0.02)%	0.00%	0.00%	(0.05)%	(0.03)%	(0.03)%
Net total expenses	6.54%	4.73%	3.77%	6.81%	5.11%	4.09%

Net investment income (loss) (2) (3)	(5.72)%	(3.89)%	(2.94)%	(6.38)%	(4.67)%	(3.63)%

	2014
	Class A	Class B	Class I
Per Unit Operating Performance

Net asset value per unit, beginning of year	$4,114.51	$5,789.73	$910.42

Net realized and change in unrealized gain (loss) on investments (1)	600.87	853.59	133.42
Net investment income (loss) (1)	(301.08)	(319.76)	(38.86)
Total income (loss) from operations	299.79	533.83	94.56

Net asset value per unit, end of year	$4,414.30	$6,323.56	$1,004.98

Total return	7.29%	9.22%	10.39%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)	7.61%	5.75%	4.50%
General Partner 1% allocation	0.07%	0.08%	0.08%
Net total expenses	7.68%	5.83%	4.58%

Net investment income (loss) (2) (3)	(7.24)%	(5.39)%	(4.14)%

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

Subsequent to year end, there were $6,074,940 of contributions and $37,583,334 of redemptions from the Fund, and the Fund redeemed $3,000,000 of its investment in SMFSF.