Form 10-Q
period 2017-03-31
FUTURES PORTFOLIO FUND L.P.
filed 2017-05-12
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months.

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

Yes ☐      No ☒

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Financial Condition

March 31, 2017 and December 31, 2016

	March 31, 2017 (Unaudited)	December 31, 2016
Assets
Equity in broker trading accounts
Cash	$86,105,882	$80,906,352
Net unrealized gain (loss) on open futures contracts	2,177,331	8,921,229
Net unrealized gain (loss) on open forward currency contracts	(770,245)	830,153
Total equity in broker trading accounts	87,512,968	90,657,734
Cash and cash equivalents	40,920,850	37,230,210
Investments in securities, at fair value (cost $377,837,724 and $424,687,833)	378,004,378	424,440,330
Certificates of deposit (CDs), at fair value (cost $27,892,375 and $35,406,974)	28,049,796	35,576,495
General Partner 1% allocation receivable	44,696	98,751
Exchange membership, at fair value (cost $189,000)	225,000	—
Subscriptions receivable	99,221	381,917
Total assets	$534,856,909	$588,385,437

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$648,720	$885,524
Trading Advisor incentive fees payable	1,919,921	1,581,179
Commissions and other trading fees payable on open contracts	127,362	122,720
Cash Managers fees payable	143,813	102,622
General Partner management and performance fees payable	615,514	682,546
Selling agent and broker dealer servicing fees payable – General Partner	566,028	630,727
Administrative expenses payable – General Partner	112,209	127,136
Investment Manager fees payable	126,917	128,682
Distribution (12b-1) fees payable	3,104	2,961
Operating services fee payable	17,406	17,648
Redemptions payable	20,831,588	18,217,216
Subscriptions received in advance	581,083	2,687,191
Total liabilities	25,693,665	25,186,152

Partners’ Capital (Net Asset Value)
Class A Interests – 75,951.7712 and 84,825.0303 units outstanding at March 31, 2017 and December 31, 2016, respectively	307,969,847	347,445,757
Class B Interests – 26,644.6402 and 29,193.8071 units outstanding at March 31, 2017 and December 31, 2016, respectively	161,099,098	177,512,074
Class I Interests – 3,327.1246 and 3,828.4541 units outstanding at March 31, 2017 and December 31, 2016, respectively	3,260,577	3,763,781
Non-controlling interest	36,833,722	34,477,673
Total partners’ capital (net asset value)	509,163,244	563,199,285
Total liabilities and partners’ capital (net asset value)	$534,856,909	$588,385,437

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments

March 31, 2017 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$20,000,000	5/18/17	U.S. Treasury	0.53%	$19,980,934	3.92%
3,000,000	5/31/17	U.S. Treasury	0.63%	3,005,354	0.59%
20,000,000	6/15/17	U.S. Treasury	0.76%	19,970,022	3.92%
20,000,000	7/6/17	U.S. Treasury	0.79%	19,998,233	3.93%
5,000,000	8/31/17	U.S. Treasury	1.88%	5,027,902	0.99%
4,150,000	10/31/17	U.S. Treasury	0.75%	4,158,380	0.82%
6,950,000	12/15/17	U.S. Treasury	1.00%	6,970,152	1.37%
1,500,000	3/31/18	U.S. Treasury	2.88%	1,526,192	0.30%
1,500,000	4/30/18	U.S. Treasury	0.75%	1,498,982	0.29%
2,200,000	10/31/18	U.S. Treasury	0.75%	2,191,288	0.43%
Total U.S. Treasury securities (cost: $84,293,959)				84,327,439	16.56%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$500,000	4/5/17	BMW US Capital, LLC	0.75%	499,957	0.10%
500,000	4/3/17	Caterpillar Financial Services Corporation	0.90%	499,975	0.10%
1,400,000	4/19/17	Caterpillar Financial Services Corporation	0.95%	1,399,335	0.27%
450,000	4/12/17	Ford Motor Credit Company LLC	1.14%	449,843	0.09%
1,500,000	4/19/17	Ford Motor Credit Company LLC	1.14%	1,499,145	0.29%
750,000	11/6/17	Ford Motor Credit Company LLC	1.81%	741,782	0.15%
1,500,000	4/5/17	Hyundai Capital America	1.01%	1,499,832	0.29%
500,000	4/19/17	Nissan Motor Acceptance Corporation	1.06%	499,735	0.10%
Banks
400,000	4/25/17	Bank of Tokyo-Mitsubishi UFJ, Ltd.	0.96%	399,744	0.08%
1,700,000	8/24/17	Danske Corporation	1.39%	1,690,444	0.33%
1,500,000	4/21/17	Mitsubishi UFJ Trust & Banking Corp	1.08%	1,499,100	0.29%
2,000,000	4/13/17	Mizuho Bank, Ltd.	1.08%	1,999,280	0.40%
500,000	5/2/17	Oversea-Chinese Banking Corporation Ltd	0.90%	499,613	0.10%
1,500,000	4/18/17	Oversea-Chinese Banking Corporation Ltd	0.90%	1,499,363	0.29%
500,000	5/1/17	Standard Chartered Bank	0.94%	499,608	0.10%
1,800,000	9/12/17	Standard Chartered Bank	1.34%	1,789,028	0.35%
500,000	4/21/17	Sumitomo Mitsui Banking Corporation	1.06%	499,706	0.10%
500,000	5/2/17	United Overseas Bank Limited	0.93%	499,600	0.10%
Beverages
2,000,000	4/6/17	Brown-Forman Corporation	0.85%	1,999,764	0.40%
Diversified financial services
1,700,000	5/2/17	American Express Credit Corporation	0.95%	1,698,609	0.33%
1,500,000	6/13/17	CRC Funding, LLC	1.10%	1,496,654	0.29%
1,600,000	4/6/17	DCAT, LLC	0.98%	1,599,782	0.31%
1,500,000	4/21/17	Gotham Funding Corporation	1.02%	1,499,150	0.29%
1,500,000	5/12/17	ING (U.S.) Funding LLC	1.00%	1,498,292	0.29%
500,000	4/17/17	Intercontinental Exchange, Inc.	0.80%	499,822	0.10%
450,000	4/24/17	J.P. Morgan Securities LLC	0.85%	449,756	0.09%
1,600,000	4/3/17	Liberty Street Funding LLC	0.87%	1,599,923	0.31%
500,000	4/21/17	National Rural Utilities Cooperative Finance Corp.	0.95%	499,736	0.10%
1,700,000	4/12/17	Regency Group, Inc.	0.88%	1,699,543	0.33%
1,600,000	5/10/17	Thunder Bay Funding, LLC	0.90%	1,598,440	0.31%
Electronics
2,000,000	4/7/17	Amphenol Corporation	1.20%	1,999,600	0.40%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2017 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Energy
$2,000,000	4/4/17	Berkshire Hathaway Energy Company	1.01%	$1,999,832	0.40%
1,000,000	4/18/17	Dominion Resources, Inc.	1.20%	999,433	0.20%
1,000,000	4/20/17	Dominion Resources, Inc.	1.22%	999,356	0.20%
500,000	4/11/17	Enterprise Products Operating LLC	1.15%	499,840	0.10%
2,000,000	4/20/17	NextEra Energy Capital Holdings, Inc.	1.17%	1,998,765	0.40%
2,100,000	5/1/17	Oglethorpe Power Corporation	0.98%	2,098,285	0.41%
1,500,000	4/25/17	PPL Electric Utilities Corporation	1.23%	1,498,770	0.29%
Heathcare
1,400,000	4/20/17	Catholic Health Initiatives	1.02%	1,399,246	0.27%
Insurance
1,600,000	4/17/17	Nationwide Life Insurance Company	0.91%	1,599,353	0.31%
Nonprofits
500,000	5/3/17	Salvation Army	0.95%	499,578	0.10%
REITs
1,500,000	5/15/17	Simon Property Group, L.P.	0.98%	1,498,203	0.29%
Total U.S. commercial paper (cost: $51,117,021)				51,194,822	10.05%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,000,000	4/10/17	DBS Bank Ltd.	1.03%	1,999,485	0.39%
Diversified financial services
1,600,000	5/22/17	KfW	0.97%	1,597,801	0.31%
1,600,000	6/1/17	Ontario Teachers Finance Trust	1.04%	1,597,180	0.31%
Energy
1,250,000	7/6/17	Electricite de France	1.36%	1,245,433	0.24%
500,000	4/28/17	Total Capital Canada Ltd.	0.93%	499,651	0.11%
Household products
1,800,000	8/30/17	Reckitt Benckiser Treasury Services PLC	1.15%	1,791,268	0.35%
Pharmaceuticals
1,000,000	7/5/17	GlaxoSmithKline Finance PLC	1.02%	997,283	0.20%
Telecommunications
400,000	4/18/17	Telstra Corporation Limited	1.05%	399,802	0.08%
1,200,000	9/13/17	Vodafone Group Public Limited Company	1.54%	1,191,534	0.23%
Total foreign commercial paper (cost: $11,276,862)				11,319,437	2.22%
Total commercial paper (cost: $62,393,883)				62,514,259	12.27%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Agriculture
$995,000	5/16/18	Philip Morris International Inc.	5.65%	$1,060,936	0.21%
Automotive
566,000	7/13/18	American Honda Finance Corporation	1.48%	570,732	0.11%
368,000	2/22/19	American Honda Finance Corporation	1.88%	373,623	0.07%
649,000	8/3/17	Daimler Finance North America LLC	1.74%	652,246	0.13%
6,700,000	3/2/18	Daimler Finance North America LLC	1.48%	6,708,621	1.32%
7,350,000	1/9/18	Ford Motor Credit Company LLC	1.95%	7,403,802	1.45%
891,000	12/5/17	Toyota Motor Credit Corporation	1.35%	892,795	0.18%
670,000	2/19/19	Toyota Motor Credit Corporation	1.88%	679,449	0.13%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2017 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Automotive (continued)
$500,000	5/23/17	Volkswagen Group of America Finance, LLC	1.42%	$499,926	0.10%
200,000	11/20/17	Volkswagen Group of America Finance, LLC	1.49%	199,637	0.04%
Banks
750,000	3/20/19	Citibank N.A	1.49%	750,515	0.15%
1,500,000	3/12/18	Commonwealth Bank of Australia	1.63%	1,502,096	0.30%
8,000,000	4/27/18	Credit Suisse AG	1.72%	8,028,664	1.57%
3,000,000	3/1/18	JPMorgan Chase & Co.	1.70%	3,003,680	0.59%
1,000,000	3/1/18	JPMorgan Chase & Co.	1.70%	1,001,227	0.20%
1,000,000	2/23/18	PNC Bank, National Association	1.50%	1,001,114	0.20%
463,000	12/7/18	PNC Bank, National Association	1.50%	464,854	0.09%
500,000	8/23/17	U.S. Bank National Association	1.50%	501,453	0.10%
806,000	9/11/17	U.S. Bank National Association	1.32%	806,974	0.16%
450,000	1/29/18	U.S. Bank National Association	1.45%	451,007	0.09%
1,000,000	6/1/17	UBS AG	1.38%	1,004,783	0.20%
4,750,000	6/1/17	UBS AG	1.61%	4,755,464	0.93%
358,000	3/26/18	UBS AG	1.80%	358,347	0.07%
500,000	4/25/18	UBS AG	5.75%	533,482	0.10%
1,722,000	9/8/17	Wells Fargo & Company	1.40%	1,723,351	0.34%
Beverages
3,617,000	1/15/18	Anheuser-Busch Companies, LLC	5.50%	3,770,582	0.74%
Computers
800,000	5/3/18	Apple Inc.	1.28%	804,099	0.16%
2,000,000	2/22/19	Apple Inc.	1.70%	2,011,029	0.39%
3,000,000	2/22/19	Apple Inc.	1.87%	3,045,736	0.60%
650,000	2/22/19	Apple Inc.	1.70%	653,584	0.13%
Diversified financial services
1,000,000	6/5/17	American Express Credit Corporation	1.37%	999,229	0.20%
450,000	3/3/20	American Express Credit Corporation	1.52%	450,135	0.09%
1,226,000	3/7/18	Berkshire Hathaway Finance Corporation	1.65%	1,233,868	0.24%
1,250,000	1/11/19	Berkshire Hathaway Finance Corporation	1.27%	1,256,538	0.25%
800,000	5/10/19	Branch Banking and Trust Company	1.56%	805,171	0.16%
400,000	12/15/17	Goldman Sachs Group, Inc.	1.93%	400,561	0.08%
1,189,000	1/18/18	Goldman Sachs Group, Inc.	5.95%	1,242,202	0.24%
3,500,000	2/15/19	Goldman Sachs Group, Inc.	7.50%	3,871,642	0.76%
3,000,000	4/25/19	Goldman Sachs Group, Inc.	2.08%	3,036,838	0.60%
3,600,000	10/15/18	Intercontinental Exchange, Inc.	2.50%	3,569,500	0.70%
1,000,000	4/10/17	Metropolitan Life Global Funding I	1.39%	1,003,088	0.20%
500,000	2/1/19	Morgan Stanley	2.45%	508,517	0.10%
8,125,000	2/9/18	MUFG Americas Holdings Corporation	1.61%	8,130,186	1.59%
1,500,000	10/5/17	NYSE Euronext	2.00%	1,519,413	0.30%
1,675,000	6/27/18	Pricoa Global Funding I	1.35%	1,678,494	0.33%
362,000	5/21/18	Principal Life Global Funding II	1.35%	362,784	0.07%
336,000	2/1/19	USAA Capital Corporation	1.26%	336,638	0.07%
4,500,000	12/14/17	Visa Inc.	1.20%	4,511,955	0.89%
Energy
955,000	2/28/19	Chevron Corporation	1.18%	956,206	0.19%
3,350,000	12/1/17	Kinder Morgan, Inc.	2.00%	3,381,646	0.66%
118,000	11/30/17	Pacific Gas and Electric Company	1.25%	118,207	0.02%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2017 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Healthcare
$10,000,000	6/7/18	Aetna Inc.	1.70%	$10,103,733	1.97%
500,000	1/15/18	Anthem, Inc.	1.88%	502,779	0.10%
1,500,000	3/15/18	Medtronic, Inc.	1.50%	1,501,705	0.29%
7,775,000	4/1/18	Zimmer Biomet Holdings, Inc.	2.00%	7,868,145	1.55%
Insurance
828,000	12/15/17	AIG Global Funding	1.65%	832,575	0.16%
352,000	8/15/18	Berkshire Hathaway Inc.	1.15%	350,726	0.07%
1,614,000	10/30/17	New York Life Global Funding	1.30%	1,621,816	0.32%
Manufacturing
700,000	7/11/17	John Deere Capital Corporation	1.46%	703,210	0.14%
Pharmaceuticals
7,775,000	5/14/18	AbbVie Inc.	1.80%	7,837,667	1.54%
Retail
7,500,000	7/20/18	CVS Health Corporation	1.90%	7,545,354	1.48%
783,000	7/15/17	Dollar General Corporation	4.13%	796,147	0.16%
3,250,000	9/10/18	Home Depot, Inc.	2.25%	3,290,828	0.65%
310,000	4/15/17	Lowe`s Companies, Inc.	1.63%	312,328	0.06%
Software
1,400,000	8/8/19	Microsoft Corporation	1.10%	1,386,111	0.27%
900,000	7/7/17	Oracle Corporation	1.21%	902,764	0.18%
600,000	4/15/18	Oracle Corporation	5.75%	642,542	0.13%
Telecommunications
7,450,000	2/15/19	AT&T Inc.	5.80%	8,010,621	1.57%
4,000,000	9/20/19	Cisco Systems, Inc.	1.49%	4,012,429	0.79%
4,800,000	6/9/17	Verizon Communications Inc.	1.51%	4,800,683	0.94%
4,500,000	9/14/18	Verizon Communications Inc.	2.87%	4,590,385	0.90%
Total U.S. corporate notes (cost: $162,429,254)				162,199,174	31.86%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$350,000	6/4/18	ABN AMRO Bank N.V.	1.80%	350,923	0.07%
539,000	10/30/18	ABN AMRO Bank N.V.	2.50%	548,726	0.11%
5,000,000	8/17/18	ING Bank N.V.	1.82%	5,038,630	0.99%
5,000,000	7/23/18	National Australia Bank Limited	1.68%	5,027,128	0.99%
1,000,000	7/27/18	Royal Bank of Canada	2.20%	1,010,819	0.20%
882,000	9/29/17	Swedbank AB	2.13%	884,880	0.17%
300,000	3/12/18	Swedbank AB	1.75%	300,206	0.06%
262,000	3/14/18	Swedbank AB	1.60%	262,176	0.05%
1,500,000	7/23/18	Toronto-Dominion Bank	1.58%	1,504,240	0.30%
500,000	1/22/19	Toronto-Dominion Bank	1.95%	504,104	0.10%
Diversified financial services
800,000	1/29/18	La Caisse Centrale Desjardins du Quebec	1.70%	804,677	0.16%
Energy
7,500,000	5/3/19	BP Capital Markets P.L.C.	1.68%	7,506,677	1.46%
1,000,000	5/10/17	Shell International Finance B.V.	1.35%	1,002,220	0.20%
7,500,000	9/12/19	Shell International Finance B.V.	1.38%	7,431,118	1.46%
608,000	1/15/18	Total Capital Canada Ltd.	1.45%	609,725	0.12%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2017 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Pharmaceuticals
$6,790,000	3/12/18	Actavis Funding SCS	2.20%	$6,842,153	1.34%
Total foreign corporate notes (cost: $39,387,912)				39,628,402	7.78%
Total corporate notes (cost: $201,817,166)				201,827,576	39.64%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$131,682	8/15/18	Ally Auto Receivables Trust 2016-1	1.20%	$131,737.00	0.03%
638,916	10/15/18	Ally Auto Receivables Trust 2016-2	1.17%	639,183	0.13%
1,309,000	10/15/19	Ally Auto Receivables Trust 2017-1	1.38%	1,308,643	0.25%
128,779	1/8/19	AmeriCredit Automobile Receivables Trust 2006-A-F	1.07%	128,875	0.03%
618,293	6/10/19	AmeriCredit Automobile Receivables Trust 2014-3	1.15%	618,542	0.12%
273,104	4/8/19	AmeriCredit Automobile Receivables Trust 2015-4	1.26%	273,277	0.05%
150,000	5/18/20	AmeriCredit Automobile Receivables Trust 2017-1	1.51%	150,161	0.03%
313,652	7/15/24	Ari Fleet Lease Trust 2016-A	1.82%	314,241	0.06%
373,258	1/22/18	BMW Vehicle Lease Trust 2015-2	1.07%	373,317	0.07%
348,154	1/22/18	BMW Vehicle Lease Trust 2016-1	1.17%	348,259	0.07%
770,025	5/28/19	BMW Vehicle Owner Trust 2016-A	0.99%	769,139	0.15%
650,000	9/20/19	Capital Auto Receivables Asset Trust 2015-2	1.73%	651,098	0.13%
323,138	4/22/19	Capital Auto Receivables Asset Trust 2016-3	1.40%	323,373	0.06%
750,000	11/15/19	CarMax Auto Owner Trust 2016-4	1.21%	749,443	0.15%
394,519	2/7/27	Chesapeake Funding LLC	1.33%	393,481	0.08%
371,569	7/15/19	Drive Auto Receivables Trust 2016-B	1.67%	371,956	0.07%
350,000	11/15/19	Drive Auto Receivables Trust 2016-C	1.67%	350,221	0.07%
500,000	1/15/20	Drive Auto Receivables Trust 2017-A	1.77%	500,833	0.10%
394,387	2/22/21	Enterprise Fleet Financing, LLC	1.59%	394,610	0.08%
28,636	5/15/18	Fifth Third Auto Trust 2015-1	1.02%	28,647	0.01%
148,461	5/15/18	Ford Credit Auto Lease Trust 2015-B	1.04%	148,500	0.03%
929,580	11/15/18	Ford Credit Auto Lease Trust 2016-A	1.42%	930,622	0.18%
375,263	3/15/19	Ford Credit Auto Owner Trust 2016-B	1.08%	375,138	0.07%
500,000	7/20/19	GE Dealer Floorplan Master Note	1.36%	500,381	0.10%
14,925	1/15/19	Harley-Davidson Motorcycle Trust 2015-2	0.80%	14,927	0.00%
419,101	4/10/28	Hertz Fleet Lease Funding LP	1.26%	419,394	0.08%
278,513	7/23/18	Honda Auto Receivables 2015-4 Owner Trust	0.82%	278,311	0.05%
365,050	6/18/18	Honda Auto Receivables 2016-1 Owner Trust	1.01%	365,110	0.07%
1,269,549	9/17/18	Honda Auto Receivables 2016-2 Owner Trust	1.13%	1,269,699	0.24%
1,124,605	10/18/18	Honda Auto Receivables 2016-3 Owner Trust	1.01%	1,124,039	0.22%
1,100,000	5/15/19	Huntington Auto Trust 2016-1	1.29%	1,099,907	0.22%
464,079	7/16/18	Hyundai Auto Lease Securitization Trust 2016-A	1.46%	464,799	0.09%
210,236	11/15/18	Hyundai Auto Receivables Trust 2015-C	0.99%	210,160	0.04%
493,432	6/17/19	Hyundai Auto Receivables Trust 2016-A	1.21%	493,171	0.10%
800,000	2/18/20	Hyundai Auto Receivables Trust 2017-A	1.48%	800,066	0.16%
110,170	1/16/18	Mercedes-Benz Auto Lease Trust 2015-B	1.00%	110,191	0.02%
1,001,405	7/16/18	Mercedes-Benz Auto Lease Trust 2016-A	1.34%	1,002,003	0.20%
737,392	9/14/17	Mercedes-Benz Auto Receivables Trust 2016-1	1.11%	737,340	0.14%
509,000	5/15/19	Nissan Auto Receivables	1.07%	508,626	0.10%
49,376	8/15/18	Nissan Auto Receivables 2013-C Owner Trust	0.67%	49,367	0.01%
806,156	4/15/19	Nissan Auto Receivables 2016-B Owner Trust	1.05%	805,748	0.16%
185,771	9/16/19	Santander Drive Auto Receivables Trust 2015-5	1.58%	185,976	0.04%
400,000	11/15/19	Santander Drive Auto Receivables Trust 2016-3	1.34%	400,078	0.08%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2017 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Asset Backed Securities (continued)
Face Value	Maturity Date	Name	Yield[1]
Automotive (continued)
$281,000	2/18/20	Santander Drive Auto Receivables Trust 2017-1	1.49%	$281,033	0.06%
17,455	2/15/18	Toyota Auto Receivables 2010-C Owner Trust	1.24%	17,466	0.00%
358,604	7/16/18	Toyota Auto Receivables 2016-A Owner Trust	1.03%	358,634	0.07%
551,000	1/15/19	Toyota Auto Receivables 2016-C Owner Trust	1.00%	550,658	0.11%
88,290	10/22/18	Volkswagen Auto Loan Enhanced Trust 2014-1	0.91%	88,171	0.02%
Credit card
1,500,000	4/15/20	American Express Credit Account Master Trust	1.49%	1,502,568	0.29%
1,000,000	1/15/20	BA Credit Card Trust	1.20%	1,001,108	0.20%
300,000	6/15/20	Cabela’s Credit Card Master Note Trust	1.45%	300,292	0.06%
786,000	1/15/21	Capital One Multi-Asset Execution Trust	1.39%	786,139	0.15%
1,000,000	10/15/19	Discover Card Execution Note Trust	1.22%	1,000,540	0.20%
350,000	11/16/20	Synchrony Credit Card Master Note Trust	1.61%	350,593	0.07%
1,000,000	3/15/21	World Financial Network Credit Card Master Note Trust	1.26%	1,000,570	0.20%
Other
242,766	3/23/20	Dell Equipment Finance Trust 2015-1	1.30%	242,777	0.05%
700,000	9/22/20	Dell Equipment Finance Trust 2015-2	1.72%	699,881	0.14%
Student loans
42,018	8/15/22	SLM Private Education Loan Trust 2013-A	1.51%	42,085	0.01%
Total U.S. asset backed securities (cost: $29,332,716)				29,335,104	5.77%
Total investments in securities (cost: $377,837,724)				$378,004,378	74.24%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$750,000	6/30/17	Bank of Montreal	1.10%	$756,198	0.14%
800,000	5/16/17	Bank of Nova Scotia	1.29%	806,908	0.15%
1,000,000	1/24/18	Bank of Tokyo-Mitsubishi UFJ, Ltd.	1.70%	1,004,044	0.20%
1,000,000	12/6/17	Barclays Bank PLC	1.68%	1,003,173	0.20%
1,000,000	5/24/17	Canadian Imperial Bank of Commerce	1.45%	1,002,114	0.20%
500,000	7/7/17	Citibank, N.A.	1.16%	500,569	0.10%
1,650,000	9/12/17	Credit Suisse Group AG	1.75%	1,655,554	0.33%
1,300,000	12/12/17	Lloyds Bank PLC	1.57%	1,304,002	0.26%
400,000	12/20/17	Lloyds Bank PLC	1.60%	401,137	0.08%
2,000,000	7/13/17	Mizuho Bank, Ltd.	1.30%	2,019,780	0.40%
1,408,000	5/24/17	National Bank of Canada	1.45%	1,410,977	0.28%
1,900,000	1/31/18	Norinchukin Bank	1.63%	1,906,903	0.37%
1,500,000	4/3/17	Shizuoka Bank, Ltd.	1.10%	1,504,005	0.30%
1,000,000	7/19/17	Sumitomo Mitsui Banking Corporation	1.45%	1,011,065	0.20%
1,000,000	10/12/17	Sumitomo Mitsui Banking Corporation	1.50%	1,007,698	0.20%
1,500,000	7/20/17	Sumitomo Mitsui Trust Bank Ltd	1.50%	1,517,292	0.30%
1,000,000	8/8/17	Sumitomo Mitsui Trust Bank Ltd	1.53%	1,011,033	0.20%
1,500,000	7/30/18	Svenska Handelsbanken AB	1.39%	1,503,137	0.30%
1,700,000	7/13/17	Toronto-Dominion Bank	1.20%	1,714,991	0.34%
750,000	7/14/17	Westpac Banking Corporation	1.23%	756,815	0.14%
Diversified financial services
750,000	1/4/18	Private Export Funding Corporation	1.31%	753,146	0.14%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2017 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Certificates of Deposit (continued)
Face Value	Maturity Date	Name	Yield[1]
Diversified financial services (continued)
$600,000	1/19/18	Private Export Funding Corporation	1.34%	$602,194	0.11%
1,000,000	2/1/18	Private Export Funding Corporation	1.33%	1,003,115	0.20%
900,000	7/14/17	State Street Bank And Trust Company	1.48%	903,959	0.17%
Total U.S. certificates of deposit (cost: $26,906,944)				27,059,809	5.31%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$500,000	11/13/17	BP Capital Markets P.L.C.	3.10%	495,324	0.10%
500,000	12/8/17	BP Capital Markets P.L.C.	3.23%	494,663	0.10%
Total Foreign certificates of deposit (cost: $985,431)				989,987	0.20%
Total certificates of deposit (cost: $27,892,375)				$28,049,796	5.51%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$104,815	0.02%
		Currencies		1,184,112	0.23%
		Energy		184,210	0.05%
		Equity indices		1,115,683	0.22%
		Interest rate instruments		1,321,140	0.26%
		Metals		1,179,600	0.23%
		Single stock futures		220,935	0.04%
Net unrealized gain (loss) on open long U.S. futures contracts				5,310,495	1.05%

Short U.S. Futures Contracts
		Agricultural commodities		3,066,537	0.60%
		Currencies		(2,018,572)	(0.40)%
		Energy		(2,823,711)	(0.55)%
		Equity indices		244,792	0.05%
		Interest rate instruments		(778,923)	(0.15)%
		Metals		(1,260,770)	(0.25)%
		Single stock futures		(77,661)	(0.02)%
Net unrealized gain (loss) on open short U.S. futures contracts				(3,648,308)	(0.72)%

Total U.S. Futures Contracts - Net unrealized gain (loss) on open U.S. futures contracts				1,662,187	0.33%

Long Foreign Futures Contracts
		Agricultural commodities		(8,485)	0.00%
		Currencies		103,257	0.02%
		Energy		17,876	0.00%
		Equity indices		2,552,440	0.50%
		Interest rate instruments		1,644,893	0.33%
		Metals		7,388	0.00%
		Single stock futures		14,417	0.00%
Net unrealized gain (loss) on open long foreign futures contracts				4,331,786	0.85%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

March 31, 2017 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Short Foreign Futures Contracts
Agricultural commodities	10,704	0.00%
Currencies	(321,850)	(0.06)%
Energy	(84,263)	(0.02)%
Equity indices	(86,808)	(0.02)%
Interest rate instruments	(3,334,447)	(0.65)%
Metals	22	0.00%
Net unrealized gain (loss) on open short foreign futures contracts	(3,816,642)	(0.75)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	515,144	0.10%

Net unrealized gain (loss) on open futures contracts	$2,177,331	0.43%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$1,048,626	0.21%
Short	(2,335,996)	(0.46)%
Net unrealized gain (loss) on open U.S. forward currency contracts	(1,287,370)	(0.25)%

Foreign Forward Currency Contracts
Long	(577,254)	(0.11)%
Short	1,094,379	0.21%
Net unrealized gain (loss) on open foreign forward currency contracts	517,125	0.10%

Net unrealized gain (loss) on open forward currency contracts	$(770,245)	(0.15)%

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

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2016

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Diversified financial services (continued)
$358,000	3/26/18	UBS AG	1.80%	$359,901	0.06%
4,500,000	12/14/17	Visa Inc.	1.20%	4,498,725	0.80%
Energy
3,350,000	12/1/17	Kinder Morgan, Inc.	2.00%	3,361,647	0.60%
118,000	11/30/17	Pacific Gas and Electric Company	1.13%	118,152	0.02%
Healthcare
10,000,000	6/7/18	Aetna Inc.	1.70%	10,008,433	1.78%
500,000	1/15/18	Anthem, Inc.	1.88%	505,068	0.09%
1,500,000	3/15/18	Medtronic, Inc.	1.50%	1,507,690	0.27%
7,750,000	1/17/17	UnitedHealth Group Incorporated	1.33%	7,776,410	1.38%
7,775,000	4/1/18	Zimmer Biomet Holdings, Inc.	2.00%	7,833,002	1.39%
Insurance
828,000	12/15/17	AIG Global Funding	1.65%	829,366	0.15%
352,000	8/15/18	Berkshire Hathaway Inc.	1.15%	351,702	0.06%
1,000,000	3/1/17	New York Life Global Funding	1.13%	1,003,673	0.18%
1,614,000	10/30/17	New York Life Global Funding	1.30%	1,618,469	0.29%
Manufacturing
994,000	11/20/17	Caterpillar Financial Services Corporation	1.16%	996,206	0.18%
789,000	2/23/18	Caterpillar Financial Services Corporation	1.62%	794,323	0.14%
1,000,000	1/9/17	General Electric Capital Corporation	1.16%	1,002,681	0.18%
241,000	2/25/17	Illinois Tool Works Inc.	0.90%	241,648	0.04%
700,000	7/11/17	John Deere Capital Corporation	1.33%	703,523	0.12%
1,000,000	1/8/19	John Deere Capital Corporation	1.45%	1,009,224	0.18%
Pharmaceuticals
7,775,000	5/14/18	AbbVie Inc.	1.80%	7,795,293	1.38%
500,000	3/17/17	EMD Fin LLC	1.34%	500,118	0.09%
Retail
7,500,000	7/20/18	CVS Health Corporation	1.90%	7,592,379	1.35%
783,000	7/15/17	Dollar General Corporation	4.13%	809,225	0.14%
4,750,000	9/10/18	Home Depot, Inc.	2.25%	4,843,088	0.86%
310,000	4/15/17	Lowe’s Companies, Inc.	1.63%	311,377	0.06%
Software
1,400,000	8/8/19	Microsoft Corporation	1.10%	1,386,517	0.25%
900,000	7/7/17	Oracle Corporation	1.07%	902,674	0.16%
600,000	4/15/18	Oracle Corporation	5.75%	641,357	0.11%
Telecommunications
6,750,000	2/15/19	AT&T Inc.	5.80%	7,395,105	1.31%
4,000,000	9/20/19	Cisco Systems, Inc.	1.34%	3,989,903	0.71%
4,800,000	6/9/17	Verizon Communications Inc.	1.35%	4,804,623	0.85%
4,500,000	9/14/18	Verizon Communications Inc.	2.71%	4,609,325	0.82%
Total U.S. corporate notes (cost: $186,803,378)				186,349,217	33.08%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,000,000	2/2/17	ABN AMRO Bank N.V.	4.25%	1,019,746	0.18%
1,998,000	3/13/17	Commonwealth Bank of Australia	1.32%	2,000,199	0.36%
548,000	1/19/17	Cooperatieve Rabobank U.A.	3.38%	556,823	0.10%
5,000,000	8/17/18	ING Bank N.V.	1.69%	5,030,139	0.89%
500,000	2/22/17	Macquarie Bank Limited	5.00%	511,460	0.09%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Condensed Schedule of Investments (continued)
December 31, 2016

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$5,000,000	7/23/18	National Australia Bank Limited	1.52%	$4,989,884	0.89%
1,800,000	4/4/17	Svenska Handelsbanken AB	2.88%	1,820,925	0.32%
882,000	9/29/17	Swedbank AB	2.13%	890,977	0.16%
262,000	3/14/18	Swedbank AB	1.60%	262,636	0.05%
1,500,000	7/23/18	Toronto-Dominion Bank	1.42%	1,502,123	0.27%
Diversified financial services
800,000	1/29/18	Caisse centrale Desjardins	1.55%	801,324	0.14%
222,000	1/13/17	Hutchison Whampoa International Ltd	3.50%	225,713	0.04%
Energy
7,500,000	5/3/19	BP Capital Markets P.L.C.	1.68%	7,471,652	1.32%
1,000,000	5/10/17	Shell International Finance B.V.	1.20%	1,002,302	0.18%
7,500,000	9/12/19	Shell International Finance B.V.	1.38%	7,443,624	1.32%
608,000	1/15/18	Total Capital Canada Ltd.	1.45%	611,937	0.11%
Pharmaceuticals
6,790,000	3/12/18	Actavis Funding SCS	2.03%	6,864,143	1.22%
Total foreign corporate notes (cost: $42,916,443)				43,005,607	7.64%
Total corporate notes (cost: $229,719,821)				229,354,824	40.72%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,022,130	10/15/18	Ally Auto Receivables Trust	1.17%	$1,023,206	0.18%
123,315	3/15/18	Ally Auto Receivables Trust 2015-2	0.98%	123,367	0.02%
233,814	8/15/18	Ally Auto Receivables Trust 2016-1	1.20%	234,067	0.04%
352,606	1/8/19	AmeriCredit Auto Receivables Tr 2006-A-F	1.07%	352,765	0.06%
65,751	2/8/19	AmeriCredit Auto Receivables Tr 2006-A-F	0.90%	65,780	0.01%
1,042,386	6/10/19	AmeriCredit Auto Receivables Tr 2014-3	1.15%	1,042,699	0.19%
464,554	4/8/19	AmeriCredit Auto Receivables Tr 2015-4	1.26%	464,960	0.08%
375,000	7/15/24	ARI Fleet Lease Trust	1.82%	376,106	0.07%
28,531	4/16/18	Bank of the West Auto Trust 2015-1	0.87%	28,538	0.01%
536,454	1/22/18	BMW Vehicle Lease Trust	1.17%	536,740	0.10%
782,699	1/22/18	BMW Vehicle Lease Trust 2015-2	1.07%	782,893	0.14%
812,000	5/28/19	BMW Vehicle Owner Trust 2016-A	0.99%	811,096	0.14%
346,511	7/20/18	Capital Auto Receivables Asset Tr 2013-4	1.47%	346,792	0.06%
650,000	9/20/19	Capital Auto Receivables Asset Tr 2015-2	1.73%	651,017	0.12%
25,157	10/20/17	Capital Auto Receivables Asset Trust 2015-2	1.14%	25,166	0.00%
101,681	6/15/18	CarMax Auto Owner Trust 2015-2	0.82%	101,697	0.02%
750,000	11/15/19	CarMax Auto Owner Trust 2016-4	1.21%	751,138	0.13%
443,244	2/7/27	Chesapeake Funding LLC	1.03%	440,255	0.08%
400,000	7/15/19	Drive Auto Receivables Trust	1.67%	400,713	0.07%
350,000	11/15/19	Drive Auto Receivables Trust	1.67%	350,480	0.06%
115,451	5/15/18	Fifth Third Auto Trust 2015-1	1.02%	115,503	0.02%
314,757	5/15/18	Ford Credit Auto Lease Trust 2015-B	1.04%	314,885	0.06%
1,250,893	11/15/18	Ford Credit Auto Lease Trust 2016-A	1.42%	1,253,627	0.22%
494,027	3/15/19	Ford Credit Auto Owner Trust 2016-B	1.08%	494,197	0.09%
342,000	1/15/19	Ford Credit Floorplan Master Owner Tr A	1.92%	342,432	0.06%
500,000	7/20/19	GE Dealer Floorplan Master Note	1.12%	500,272	0.09%
182,367	1/15/19	Harley-Davidson Motorcycle Trust 2015-2	0.80%	182,377	0.03%
581,076	4/10/28	Hertz Fleet Lease Funding LP	0.94%	581,309	0.10%
439,595	7/23/18	Honda Auto Receivables 2015-4 Owner Tr	0.82%	439,411	0.08%

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

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures, forward currency and swap contracts	$12,016,033	$54,147,747
Investments in securities and CDs	(166,073)	107,425
Net change in unrealized gain (loss) on:
Futures, forward currency and swap contracts	(8,191,922)	246,391
Investments in securities and CDs	200,173	46,099
Exchange membership	36,000	—
Brokerage commissions and trading expenses	(1,284,726)	(1,192,606)
Net realized and change in unrealized gain (loss) on investments	2,609,485	53,355,056

Net Investment Income (Loss)
Income
Interest income (loss)	1,417,805	1,149,359

Expenses
Trading Advisor management fee	1,968,492	2,093,882
Trading Advisor incentive fee	1,919,921	1,878,578
Cash Managers fees	103,216	123,821
General Partner management and performance fees	1,913,026	2,477,538
Selling agent and broker dealer servicing fees – General Partner	1,763,827	2,304,859
General Partner 1% allocation	(44,696)	433,592
Administrative expenses – General Partner	357,453	494,681
Investment Manager fees	371,614	288,418
Distribution (12b-1) fees	8,729	6,520
Operating services fee	50,964	83,299
Total expenses	8,412,546	10,185,188
Net investment income (loss)	(6,994,741)	(9,035,829)
Net income (loss)	(4,385,256)	44,319,227
Less: net (income) loss attributable to non-controlling interest	(39,604)	1,393,635
Net Income (Loss) attributable to the Fund	$(4,424,860)	$45,712,862

	Three Months Ended March 31,
	2017			2016
	Class A	Class B	Class I	Class A	Class B	Class I
Increase (decrease) in net asset value per unit	$(41.22)	$(34.26)	$(3.11)	$282.40	$441.14	$72.39

Net income (loss) per unit†	$(42.18)	$(36.53)	$(0.90)	$291.12	$449.02	$72.39

Weighted average number of units outstanding	80,594.0392	27,978.7571	3,577.7893	95,961.1452	32,765.2564	3,828.4541

† (based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income (loss)	$(4,385,256)	$44,319,227
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures, forwards and swap trading	8,344,296	(246,391)
Net realized and change in unrealized (gain) loss on securities and certificates of deposit	(34,100)	(153,524)
Purchases of securities, certificates of deposit and exchange membership	(208,934,009)	(273,409,090)
Proceeds from disposition of securities and certificates of deposit	262,741,760	248,372,938
Changes in
Exchange membership	(36,000)	—
Trading Advisor management fee payable	(236,804)	(166,345)
Trading Advisor incentive fee payable	338,742	1,661,722
Commissions and other trading fees payable on open contracts	4,642	(23,406)
Cash Managers fees payable	41,191	3,736
General Partner management and performance fees payable	(67,031)	17,945
General Partner 1% allocation receivable/payable	54,055	705,022
Selling agent and broker dealer servicing fees payable – General Partner	(64,699)	14,184
Administrative expenses payable – General Partner	(14,927)	1,769
Investment Manager fee payable	(1,765)	38,113
Distribution (12b-1) fees payable	143	31
Operating services fee payable	(242)	(16,472)
Net cash provided by (used in) operating activities	57,749,996	21,119,459

Cash flows from financing activities
Subscriptions	1,784,019	2,490,889
Subscriptions received in advance	581,083	2,130,402
Redemptions	(53,560,060)	(32,155,046)
Non-controlling interest – subscriptions	5,471,483	2,700,577
Non-controlling interest – redemptions	(3,136,351)	(1,535,157)
Net cash provided by (used in) financing activities	(48,859,826)	(26,368,335)

Net increase (decrease) in cash and cash equivalents	8,890,170	(5,248,876)
Cash and cash equivalents, beginning of period	118,136,562	179,026,770
Cash and cash equivalents, end of period	$127,026,732	$173,777,894

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$86,105,882	$101,411,631
Cash and cash equivalents	40,920,850	72,366,263
Total end of period cash and cash equivalents	$127,026,732	$173,777,894

Supplemental disclosure of cash flow information
Prior period redemptions paid	$18,217,216	$11,143,201
Prior period subscriptions received in advance	$2,687,191	$1,086,965

Supplemental schedule of non-cash financing activities
Redemptions payable	$20,831,588	$6,523,499

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

For the Three Months Ended March 31, 2017 and 2016

(Unaudited)

	Class A		Class B		Class I		Non-Controlling Interest
	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Three Months Ended March 31, 2017
Balance at December 31, 2016	84,825.0303	$347,445,757	29,193.8071	$177,512,074	3,828.4541	$3,763,781	$34,477,673	$563,199,285
Net income (loss)		(3,399,506)		(1,022,150)		(3,204)	39,604	(4,385,256)
Subscriptions	509.8650	2,084,910	391.6691	2,386,300	—	—	5,188,787	9,659,997
Redemptions	(9,332.4696)	(37,952,304)	(2,974.8511)	(17,986,136)	(501.3295)	(500,000)	(2,872,342)	(59,310,782)
Transfers	(50.6545)	(209,010)	34.0151	209,010	—	—	—	—
Balance at March 31, 2017	75,951.7712	$307,969,847	26,644.6402	$161,099,098	3,327.1246	$3,260,577	$36,833,722	$509,163,244

Three Months Ended March 31, 2016
Balance at December 31, 2015	98,034.9581	$412,948,548	33,265.6588	$204,329,032	3,828.4541	$3,767,830	$22,540,476	$643,585,886
Net income (loss)		27,936,127		14,712,322		277,143	1,393,635	44,319,227
Subscriptions	538.8177	2,388,454	180.0355	1,189,400	—	—	2,772,849	6,350,703
Redemptions	(4,200.5070)	(19,089,317)	(1,278.8131)	(8,467,531)	—	—	(1,513,653)	(29,070,501)
Transfers	(154.1870)	(700,873)	105.4431	700,873	—	—	—	—
Balance at March 31, 2016	94,219.0818	$423,482,939	32,272.3243	$212,464,096	3,828.4541	$4,044,973	$25,193,307	$665,185,315

	Net Asset Value per Unit
	Class A	Class B	Class I

March 31, 2017	$4,054.81	$6,046.21	$980.00
December 31, 2016	4,096.03	6,080.47	983.11
March 31, 2016	4,494.66	6,583.48	1,056.56
December 31, 2015	4,212.26	6,142.34	984.17

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Description of the Fund

Futures Portfolio Fund, Limited Partnership (“Fund”) is a Maryland limited partnership, which operates as a commodity investment pool that commenced trading operations on January 2, 1990. The Fund issues units of limited partner interests (“Units”) in four classes, Class A, B, I and R, which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Third Amended and Restated Limited Partnership Agreement (“Partnership Agreement”).

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

The four classes of Units in the Fund differ only in the fees applicable to each class. Class A Units are subject to a 2% per annum selling agent fee and Class B Units are subject to a 0.2% per annum broker dealer servicing fee. Class I Units are subject to higher minimum investments requirements and lower General Partner management fees (0.75% per annum instead of 1.50% per annum) as well as a General Partner performance fee (7.5% of new profits, described more fully in Footnote 4). Class R Units do not pay selling compensation or servicing fees to selling agents, and are generally intended for clients of registered investment advisors. Class R units were introduced in March 2017. On April 1, 2017, approximately $14 million in Class B units converted to R units.

During 2015, the Fund purchased $58.5 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFSF”). SMFSF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end management investment company.   SMFSF issues four classes of shares: Class A, C, I and N. At March 31, 2017, the Fund owned 56% of the outstanding shares of SMFSF and therefore had effective control of that entity. Accordingly, the assets, liabilities and operating results of SMFSF have been consolidated with the Fund. The portion of SMFSF that is not owned by the Fund is presented as the non-controlling interest. SMFSF has a similar investment strategy to the Fund, using commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments. Prior to March 2016, SMFSF used a total return swap to gain access to the gains and losses of a basket of trading advisors. The General Partner serves as the investment manager of SMFSF. During the first quarter of 2017, the Fund redeemed $6 million of its investment in SMFSF, which is eliminated in consolidation.

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

Revenue Recognition

Futures, forward currency contracts, investments in securities, certificates of deposit, and the exchange membership are recorded on a trade date basis, and gains or losses are realized when contracts/positions are liquidated. Realized gains and losses on investments in securities and certificates of deposit are determined on a specific identification basis and are included in net realized and change in unrealized gain (loss) in the consolidated statements of operations. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the consolidated statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses. The difference between cost and the fair value of open investments in securities and certificates of deposit is reflected as unrealized gain or loss on investments in securities and certificates of deposit. Any change in net unrealized gain or loss from the preceding period is reported in the consolidated statements of operations. Interest income earned on investments in securities, certificates of deposit and other cash and cash equivalent balances is recorded on an accrual basis. Market discounts and premiums on fixed-income securities are amortized daily over the expected life of the security using the effective yield method.

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

Level 1 –	Fair value is based on unadjusted quoted prices for identical instruments in active markets. Financial instruments utilizing Level 1 inputs include futures contracts, U.S. Treasury securities and money market funds.

Level 2 –	Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach. Financial instruments utilizing Level 2 inputs include forward currency contracts, swaps, commercial paper, corporate notes, certificates of deposit, asset backed securities and the exchange membership.

Level 3 –	Fair value is based on valuation techniques in which one or more significant inputs are unobservable. The Fund has no financial instruments utilizing Level 3 inputs.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended March 31, 2017 and year ended December 31, 2016, there were no such transfers between levels.

A description of the valuation techniques applied to the Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows.

U.S. Treasury securities are recorded at fair value based on bid and ask quotes for identical instruments. Commercial paper, certificates of deposit, corporate notes, asset backed securities and the exchange membership are recorded at fair value based on bid and ask quotes for similar, but not identical, instruments. Accordingly, U.S. Treasury securities are classified within Level 1, and commercial paper, certificates of deposit, corporate notes, asset backed securities and exchange membership are classified within Level 2.

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

Exchange Membership

During 2017, the Fund purchased a membership interest in the Chicago Mercantile Exchange (CME). By purchasing the membership, the Fund will incur reduced fees for transactions on the CME.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through March 31, 2017. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2012.

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

Reclassification

Certain amounts reported in the 2016 consolidated financial statements may have been reclassified to conform to the 2017 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

New Accounting Pronouncements

In February 2015, the FASB issued guidance that amends prior consolidation analysis.  The effect of the guidance is to modify the analysis performed to determine if an entity should be consolidated.  The new guidance is effective for fiscal years beginning after December 15, 2016. Adoption of this guidance did not have a material impact on the consolidated financial statements.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At March 31, 2017
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$2,177,331	$—	$2,177,331
Net unrealized gain (loss) on open forward currency contracts*	—	(770,245)	(770,245)
Cash and cash equivalents:
Money market fund	32,628,549	—	32,628,549
Investments in securities:
U.S. Treasury securities*	84,327,439	—	84,327,439
Asset backed securities*	—	29,335,104	29,335,104
Commercial paper*	—	62,514,259	62,514,259
Corporate notes*	—	201,827,576	201,827,576
Certificates of deposit*	—	28,049,796	28,049,796
Exchange membership	—	225,000	225,000
Total	$119,133,319	$ 321,181,490	$440,314,809

*See the consolidated condensed schedule of investments for further description.

At December 31, 2016
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$8,921,229	$—	$8,921,229
Net unrealized gain (loss) on open forward currency contracts*	—	830,153	830,153
Cash and cash equivalents:
Money market fund	24,246,700	—	24,246,700
Investments in securities:
U.S. Treasury securities*	91,313,694	—	91,313,694
Asset backed securities*	—	36,022,365	36,022,365
Commercial paper*	—	67,749,447	67,749,447
Corporate notes*	—	229,354,824	229,354,824
Certificates of deposit*	—	35,576,495	35,576,495
Total	$124,481,623	$369,533,284	$494,014,907

*See the consolidated condensed schedule of investments for further description.

There were no Level 3 holdings at March 31, 2017 and December 31, 2016, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At March 31, 2017, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

March 31, 2017	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts Agricultural commodities	$3,826,678	$(653,107)	$3,173,571
Currencies	1,847,607	(2,900,660)	(1,053,053)
Energy	477,970	(3,183,858)	(2,705,888)
Equity indices	6,879,688	(3,053,581)	3,826,107
Interest rate instruments	3,965,525	(5,112,862)	(1,147,337)
Metals	6,524,018	(6,597,778)	(73,760)
Single stock futures	376,972	(219,281)	157,691
Net unrealized gain (loss) on open futures contracts	$23,898,458	$(21,721,127)	$2,177,331

Net unrealized gain (loss) on open forward currency contracts	$6,085,233	$(6,855,478)	$(770,245)

At March 31, 2017, there were 63,770 open futures contracts and 3,702 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at March 31, 2017 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank AG	$67,667	$—	$—	$67,667
Deutsche Bank Securities, Inc.	547,020	—	—	547,020
JP Morgan Securities, LLC	(795,911)	—	—	(795,911)
SG Americas Securities, LLC	2,426,222	—	—	2,426,222
Société Générale International Limited	490,965	—	—	490,965
UBS AG	(1,328,877)	—	—	(1,328,877)
Total	$1,407,086	$—	$—	$1,407,086

For the three months ended March 31, 2017, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended March 31, 2017
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(4,961,560)	$2,483,410
Currencies	(431,870)	(2,191,744)
Energy	(8,352,356)	(4,952,926)
Equity indices	30,324,632	602,164
Interest rate instruments	(3,132,518)	(3,258,612)
Metals	(2,227,283)	244,009
Single stock futures	848,673	329,801
Total futures contracts	12,067,718	(6,743,898)

Forward currency contracts	(493,812)	(1,600,398)

Total futures, forward currency and swap contracts	$11,573,906	$(8,344,296)

For the three months ended March 31, 2017, the number of futures contracts closed was 493,255 and the number of forward currency contracts closed was 52,583.

At December 31, 2016, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

December 31, 2016	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$2,294,353	$(1,604,192)	$690,161
Currencies	2,761,758	(1,623,067)	1,138,691
Energy	2,460,760	(213,722)	2,247,038
Equity indices	6,420,118	(3,196,175)	3,223,943
Interest rate instruments	4,870,096	(2,758,821)	2,111,275
Metals	14,236,047	(14,553,816)	(317,769)
Single stock futures	145,242	(317,352)	(172,110)
Net unrealized gain (loss) on open futures contracts	$33,188,374	$(24,267,145)	$8,921,229

Net unrealized gain (loss) on open forward currency contracts	$5,182,502	$(4,352,349)	$830,153

At December 31, 2016, there were 59,052 open futures contracts and 2,054 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2016 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank AG	$21,799	$—	$—	$21,799
Deutsche Bank Securities, Inc.	24,787	—	—	24,787
JP Morgan Securities, LLC	1,493,645	—	—	1,493,645
SG Americas Securities, LLC	7,402,797	—	—	7,402,797
Société Générale International Limited	165,990	—	—	165,990
UBS AG	642,364	—	—	642,364
Total	$9,751,382	$—	$—	$9,751,382

For the three months ended March 31, 2016, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended March 31, 2016
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(2,719,878)	$(667,476)
Currencies	(578,833)	(1,512,794)
Energy	17,211,049	(3,774,739)
Equity indices	(645,806)	2,683,061
Interest rate instruments	35,045,497	7,798,884
Metals	(2,537,558)	(4,246,220)
Single stock futures	(165,870)	146,671
Total futures contracts	45,608,601	427,387

Forward currency contracts	(356,607)	3,259,900

Swap contract	8,706,658	(3,440,896)
Total futures, forward currency and swap contracts	$53,958,652	$246,391

For the three months ended March 31, 2016, the number of futures contracts closed was 436,228 and the number of forward currency contracts closed was 39,165.

4.	General Partner

At March 31, 2017 and December 31, 2016, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund; however, the beneficiary of the majority shareholder of the General Partner had the following investment in Class I Units:

	March 31, 2017	December 31, 2016
Units Owned	254.4114	254.4114
Value of Units	$249,323	$250,114

The following fees are paid to the General Partner:

■	General Partner Management Fee – the Fund incurs a monthly fee on Class A, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

■	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears.

■	Management fee – SMFSF incurs a monthly fee equal to 1/12th of 1.75% of the month-end net asset value of the trust, payable in arrears to the General Partner. Prior to March 1, 2016, the management fee was 1/12th of 1.25% per month.

■	Distribution (12b-1) fee – SMFSF incurs a monthly 12b-1 fee of 1/12th of 0.25% of the month-end net asset value of the Class A and N shares, and 1/12th of 1% of the month-end value of the Class C shares.

■	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Selling agent fees amounted to $1,677,325 and $2,195,501 for the three months ended March 31, 2017 and 2016, respectively. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

■	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. Broker dealer servicing fees amounted to $86,502 and $109,358 for the three months ended March 31, 2017 and 2016, respectively. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

■	Operating Services Fee – SMFSF incurs a monthly fee equal to 1/12th of 0.24% of the month-end net asset value of the trust, payable to the General Partner. The General Partner, in turn, pays the operating expenses of the trust, pursuant to an operating services agreement between the parties. Prior to March 1, 2016, the operating services fee was 1/12th of 0.5% per month.

■	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the fund, payable in arrears to the General Partner. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

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

J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) provide cash management services to the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.10% of the investments in securities and certificates of deposit as of the period ended March 31, 2017 and 2016.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At March 31, 2017 and December 31, 2016, the Fund had margin deposit requirements of $105,350,443 and $103,248,865, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A, B and R units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, B, I or R interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At March 31, 2017 and December 31, 2016, the Fund received advance subscriptions of $581,083 and $2,687,191, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner. A limited partner may request and receive redemption of Class A, B, I or R Units owned at the end of any month, subject to five business days’ prior written notice to the General Partner, and in certain circumstances, restrictions in the Partnership Agreement.

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

Purchase and sale of futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss of contract value. The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited. The Fund uses with SG Americas Securities, LLC, JP Morgan Securities, LLC and Deutsche Bank Securities, Inc. as its futures brokers and Société Générale International Limited (formerly Société Générale Newedge UK Limited), UBS AG and Deutsche Bank AG as its forward currency counterparties.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at March 31, 2017.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$84,327,439	$51,194,822	$162,199,174	$29,335,104	$27,059,809	$354,116,348	69.56%
Netherlands	—	—	14,371,617	—	—	14,371,617	2.82%
France	—	3,980,085	7,506,677	—	—	11,486,762	2.26%
Canada	—	—	6,842,153	—	—	6,842,153	1.34%
Luxumbourg	—	2,096,831	4,433,565	—	—	6,530,396	1.28%
Australia	—	399,802	5,027,128	—	—	5,426,930	1.07%
Great Britain	—	1,245,433	—	—	989,987	2,235,420	0.44%
Singapore	—	1,999,485	—	—	—	1,999,485	0.39%
Germany	—	1,597,801	—	—	—	1,597,801	0.31%
Sweden	—	—	1,447,262	—	—	1,447,262	0.28%
Total	$84,327,439	$62,514,259	$201,827,576	$29,335,104	$28,049,796	$406,054,174	79.75%

The following table presents the exposure at December 31, 2016.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$91,313,694	$52,068,922	$186,349,217	$36,022,365	$35,576,495	$401,330,693	71.25%
Australia	—	2,497,272	7,501,543	—	—	9,998,815	1.78%
Netherlands	—	—	15,052,634	—	—	15,052,634	2.67%
Luxumbourg	—	2,099,839	2,915,384	—	—	5,015,223	0.89%
Canada	—	—	6,864,143	—	—	6,864,143	1.22%
France	—	3,470,593	7,471,652	—	—	10,942,245	1.94%
Great Britain	—	1,999,682	—	—	—	1,999,682	0.36%
Sweden	—	399,256	2,974,538	—	—	3,373,794	0.60%
Singapore	—	1,499,891	—	—	—	1,499,891	0.27%
Germany	—	2,499,715	—	—	—	2,499,715	0.44%
Hong Kong	—	1,214,277	—	—	—	1,214,277	0.22%
Cayman Islands	—	—	225,713	—	—	225,713	0.04%
Total	$91,313,694	$67,749,447	$229,354,824	$36,022,365	$35,576,495	$460,016,825	81.68%

9.	Indemnifications

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

The consolidated statements of financial condition, including the consolidated condensed schedule of investments, at March 31, 2017, the consolidated statements of operations, the consolidated statements of cash flows, and consolidated statement of changes in partners’ capital (net asset value) for the three months ended March 31, 2017 and 2016, and the accompanying notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such consolidated financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at March 31, 2017, results of operations, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2017 and 2016. The results of operations for the three months ended March 31, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year or any other period. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three months ended March 31, 2017 and 2016, assuming the unit was outstanding throughout the entire period:

	Three Months Ended March 31,
	2017			2016
	Class A	Class B	Class I	Class A	Class B	Class I
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,096.03	$6,080.47	$983.11	$4,212.26	$6,142.34	$984.17

Net realized and change in unrealized gain (loss) on investments (1)	22.13	32.17	5.33	351.85	512.39	82.00
Net investment income (loss) (1)	(63.35)	(66.43)	(8.44)	(69.45)	(71.25)	(9.61)
Total income (loss) from operations	(41.22)	(34.26)	(3.11)	282.40	441.14	72.39

Net asset value per unit, end of period	$4,054.81	$6,046.21	$980.00	$4,494.66	$6,583.48	$1,056.56

Total return (4)	(1.01)%	(0.56)%	(0.32)%	6.70%	7.18%	7.36%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	7.40%	5.54%	4.58%	6.70%	4.82%	4.12%
General Partner 1% allocation (4)	(0.01)%	(0.01)%	0.00%	0.07%	0.07%	0.07%
Net total expenses	7.39%	5.53%	4.58%	6.77%	4.89%	4.19%

Net investment income (loss) (2) (3) (5)	(6.26)%	(4.41)%	(3.45)%	(5.98)%	(4.11)%	(3.41)%

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

(3) Ratios have been annualized.

(4) Ratios have not been annualized.

(5) Ratio excludes General Partner 1% allocation.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of March 31, 2017 and first quarter 2017 gross performance contribution by sector was as follows:

Risk Allocation	Net Position	Sector	Gross Performance Contribution
11%	Mixed	Agriculture	(0.46)%
10%	Long	Energy	(2.36)%
8%	Mixed	Metals	(0.30)%
28%	Long USD & EM	Currencies	(0.79)%
28%	Long	Equity indices	5.50%
15%	Short	Interest rates	(1.21)%

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

Results of Operations

The returns for each Class of Units for the three months ended March 31, 2017 and 2016 were:

Class of Units	2017	2016
Class A	(1.01)%	6.70%
Class B	(0.56)%	7.18%
Class I	(0.32)%	7.36%

Class R units did not begin reflecting a return until April 1, 2017. Results from past periods are not necessarily indicative of results that may be expected for any future period. Monthly analysis of the trading gains and losses is provided below.

2017

January

Markets digested the impact of the new U.S. administration’s economic policy proposals as the calendar year began. The policy specifics remain uncertain, but market participants showed optimism that potential changes to the tax code and increased infrastructure spending would bolster economic growth. Equity markets in the U.S. and Europe were generally higher, while interest rates held mostly steady. Following broad based strength in the second half of 2016, the U.S. dollar weakened during the start of the year as concerns about trade protection and accusations of currency manipulation began to emerge.

Ongoing strength in equity markets was a positive contributor to Fund performance. Specifically, long positions in Nasdaq, S&P 500 and Hang Seng indices were key contributors. Increased economic bullishness also led to a near 9% rise in copper prices, benefitting the Fund’s long copper position. After several months of strength, energy prices drifted lower in January, due partially to the belief that OPEC’s attempts to cut production would be short lived. The Fund’s long energy positions detracted from performance. Within foreign exchange markets, the U.S. dollar reversal caused losses, as the Fund was long U.S. dollar versus euro, British Pound and Japanese yen. The Fund finished with a net loss of 2.27%, 2.13% and 2.04% for Class A, B and I Units, respectively.

February

February saw a continued rise in investor risk appetite. The S&P 500 rallied to new highs and rich valuations got even richer, spurred by positive earnings data and the Trump administration’s pledge to cut corporate taxes and spend heavily on infrastructure. International equity markets also had a positive month as global economic data showed improvement. In Europe, the political risk of potential nationalist party victories in upcoming elections in France and the Netherlands led to a rally in safe haven German bonds and a depreciation of the euro.

The Fund’s largest gains during the month came from long equity index positions, which benefited from the global rally in stocks. Long positions in European bonds and a short currency position in the euro both profited from market skittishness over possible populist electoral gains. The Fund did see modest losses in energy as trend-following programs were whipsawed by choppy directionless oil prices. Overall, the Fund finished the month with a net gain of 3.33%, 3.48% and 3.57% for Class A, B and I Units, respectively.

March

Economic policy remained a focus for markets throughout the month. President Trump’s proposal to replace the Affordable Care Act failed in Congress as it met with resistance from conservative Republicans. The fate of this measure was significant as it provided an indication of Trump’s ability to push through other policies such as tax reform and deregulation. The bill’s failure initially triggered a dip in global equities, but optimism over the prospects for tax cuts quickly returned and markets recovered. March also saw developments in monetary policy, as the Federal Reserve raised interest rates by 25 basis points, in line with expectations. In Europe, the United Kingdom formally triggered the exit process from the European Union, and investor attention turned to the possibility of populist gains in the upcoming French presidential election.

The Fund profited from its long equity exposure, with the strongest gains coming from Europe. Losses occurred in interest rate, currency and energy positions. Within the interest rate sector, the Fund encountered choppy trading conditions in European rate markets, but the primary losses came from Germany, where bond prices rallied against the Fund’s short position. Losses in the currency sector were attributable to a long U.S. dollar bias, as expectations of a slower tightening cycle by the Fed caused the dollar to depreciate against the euro, Pound and yen. Overall, the Fund finished the month with a net loss of 1.97%, 1.82% and 1.74% for Class A, B and I Units, respectively.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at March 31, 2017 and December 31, 2016. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	March 31, 2017		December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$6,174,875	1.21%	$5,685,505	1.01%
Currencies	23,992,219	4.71	25,932,828	4.60
Energy	6,094,536	1.20	5,107,361	0.91
Equity indices	42,725,519	8.39	42,931,048	7.63
Interest rate instruments	12,991,575	2.55	9,986,445	1.77
Metals	5,871,883	1.15	6,817,293	1.21
Single stock futures	5,766,717	1.13	5,709,471	1.01
Total	$103,617,324	20.34%	$102,169,951	18.14%

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

The following were the primary trading risk exposures of the Fund as of March 31, 2017, by market sector.

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

The following were the only non-trading risk exposures of the Fund as of March 31, 2017.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at March 31, 2017 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from risk factors disclosed in the Fund’s Form 10-K for year ended December 31, 2016.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended March 31, 2017. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended March 31, 2017 were as follows:

	January	February	March	Total
A Units
Units redeemed	(2,765.3192)	(3,123.8810)	(3,443.2694)	(9,332.4696)
Average net asset value per unit	$4,003.00	$4,136.18	$4,054.81	$4,066.70

B Units
Units redeemed	(1,001.1561)	(843.9294)	(1,129,7656)	(2,974.8511)
Average net asset value per unit	$5,951.23	$6,158.37	$6,046.21	$6,046.06

I Units
Units redeemed	—	(501.3295)	—	(501.3295)
Average net asset value per unit	—	$997.35	—	$997.35

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

Dated: May 12, 2017	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)