Form 10-Q
period 2017-06-30
FUTURES PORTFOLIO FUND L.P.
filed 2017-08-14
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Financial Condition

June 30, 2017 and December 31, 2016

	June 30, 2017 (Unaudited)	December 31, 2016
Assets
Equity in broker trading accounts
Cash	$60,535,206	$80,906,352
Net unrealized gain (loss) on open futures contracts	(15,302,023)	8,921,229
Net unrealized gain (loss) on open forward currency contracts	(561,073)	830,153
Total equity in broker trading accounts	44,672,110	90,657,734
Cash and cash equivalents	44,473,561	37,230,210
Investments in securities, at fair value (cost $356,143,420 and $424,687,833)	356,331,437	424,440,330
Certificates of deposit (CDs), at fair value (cost $11,585,431 and $35,406,974)	11,633,179	35,576,495
General Partner 1% allocation receivable	310,148	98,751
Exchange membership, at fair value (cost $189,000)	210,750	—
Subscriptions receivable	236,455	381,917
Total assets	$457,867,640	$588,385,437

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$698,030	$885,524
Trading Advisor incentive fees payable	1,394,910	1,581,179
Commissions and other trading fees payable on open contracts	103,224	122,720
Cash Managers fees payable	86,703	102,622
General Partner management and performance fees payable	518,012	682,546
Selling agent and broker dealer servicing fees payable – General Partner	474,022	630,727
Administrative expenses payable – General Partner	96,136	127,136
Investment Manager fees payable	115,493	128,682
Distribution (12b-1) fees payable	3,342	2,961
Operating services fee payable	15,839	17,648
Redemptions payable	17,526,506	18,217,216
Subscriptions received in advance	414,065	2,687,191
Total liabilities	21,446,282	25,186,152

Partners’ Capital (Net Asset Value)
Class A Interests – 69,505.8314 and 84,825.0303 units outstanding at June 30, 2017 and December 31, 2016, respectively	264,989,636	347,445,757
Class B Interests – 20,733.4612 and 29,193.8071 units outstanding at June 30, 2017 and December 31, 2016, respectively	118,394,318	177,512,074
Class I Interests – 3,846.4495 and 3,828.4541 units outstanding at June 30, 2017 and December 31, 2016, respectively	3,568,962	3,763,781
Class R Interests – 12,973.0392 and 0 units outstanding at June 30, 2017 and December 31, 2016, respectively	12,258,370	—
Non-controlling interest	37,210,072	34,477,673
Total partners’ capital (net asset value)	436,421,358	563,199,285
Total liabilities and partners’ capital (net asset value)	$457,867,640	$588,385,437

The accompanying notes are an integral part of these consolidated financial statements.

1

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments

June 30, 2017 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$20,000,000	7/6/17	U.S. Treasury	0.79%	$19,988,645	4.58%
16,000,000	8/17/17	U.S. Treasury	0.89%	15,980,800	3.66%
5,000,000	8/31/17	U.S. Treasury	1.88%	5,038,485	1.15%
15,000,000	9/14/17	U.S. Treasury	0.99%	14,969,917	3.43%
3,000,000	10/15/17	U.S. Treasury	0.88%	3,003,663	0.69%
4,150,000	10/31/17	U.S. Treasury	0.75%	4,150,513	0.95%
6,950,000	12/15/17	U.S. Treasury	1.00%	6,948,312	1.59%
5,750,000	2/15/18	U.S. Treasury	1.00%	5,762,115	1.32%
500,000	3/31/18	U.S. Treasury	2.88%	509,434	0.12%
Total U.S. Treasury securities (cost: $76,328,365)				76,351,884	17.49%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,500,000	8/1/17	Ford Motor Credit Company LLC	1.27%	1,498,358	0.34%
750,000	11/6/17	Ford Motor Credit Company LLC	1.61%	745,676	0.17%
1,900,000	7/24/17	Hyundai Capital America	1.41%	1,898,301	0.43%
500,000	8/16/17	Nissan Motor Acceptance Corporation	1.19%	499,240	0.11%
1,500,000	7/13/17	Volvo Group Treasury North America Inc.	1.35%	1,499,325	0.34%
500,000	7/11/17	VW Credit, Inc.	1.41%	499,806	0.11%
Banks
500,000	8/4/17	Bank of Tokyo-Mitsubishi UFJ, Ltd.	1.14%	499,462	0.11%
1,600,000	7/14/17	Credit Suisse (USA), Inc.	1.07%	1,599,382	0.37%
1,700,000	8/24/17	Danske Corporation	1.44%	1,696,255	0.39%
1,500,000	7/6/17	Mizuho Bank, Ltd.	1.12%	1,499,767	0.34%
400,000	7/17/17	Mizuho Bank, Ltd.	1.05%	399,813	0.09%
1,500,000	7/5/17	Oversea-Chinese Banking Corporation Ltd	1.11%	1,499,815	0.34%
400,000	7/12/17	Oversea-Chinese Banking Corporation Ltd	1.07%	399,869	0.09%
500,000	7/3/17	Standard Chartered Bank	1.05%	499,971	0.11%
1,800,000	9/12/17	Standard Chartered Bank	1.85%	1,795,453	0.41%
1,800,000	7/21/17	United Overseas Bank Limited	1.00%	1,799,000	0.41%
Beverages
2,100,000	7/7/17	Brown-Forman Corporation	1.04%	2,099,636	0.48%
Diversified financial services
1,700,000	8/21/17	American Express Credit Corporation	1.26%	1,696,990	0.39%
1,600,000	8/3/17	DCAT, LLC	1.33%	1,598,064	0.37%
1,600,000	7/14/17	Gotham Funding Corporation	1.05%	1,599,393	0.37%
500,000	7/10/17	ING (U.S.) Funding LLC	1.00%	499,875	0.11%
1,500,000	8/11/17	ING (U.S.) Funding LLC	1.25%	1,497,865	0.34%
1,600,000	7/25/17	Intercontinental Exchange, Inc.	1.07%	1,598,859	0.37%
500,000	8/2/17	Intercontinental Exchange, Inc.	1.21%	499,462	0.11%
1,500,000	9/1/17	J.P. Morgan Securities LLC	1.20%	1,496,900	0.34%
1,500,000	7/12/17	Liberty Street Funding LLC	1.14%	1,499,478	0.34%
1,600,000	7/7/17	Manhattan Asset Funding Company LLC	1.04%	1,599,723	0.37%
Energy
1,500,000	8/8/17	Duke Energy Corporation	1.41%	1,497,783	0.34%
500,000	7/14/17	Eaton Corporation	1.40%	499,749	0.11%
1,500,000	7/11/17	Enterprise Products Operating LLC	1.30%	1,499,458	0.34%
2,000,000	7/19/17	Molex Electronic Technologies, LLC	1.43%	1,998,580	0.46%
500,000	7/18/17	NextEra Energy Capital Holdings, Inc.	1.40%	499,672	0.11%

The accompanying notes are an integral part of these consolidated financial statements.

2

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2017 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Energy (continued)
$1,500,000	7/27/17	NextEra Energy Capital Holdings, Inc.	1.41%	$1,498,483	0.35%
1,500,000	7/6/17	Oglethorpe Power Corporation	1.29%	1,499,731	0.35%
500,000	7/18/17	Oglethorpe Power Corporation	1.21%	499,714	0.12%
2,000,000	8/2/17	Sempra Energy Global Enterprises	1.41%	1,997,511	0.47%
Machinery
1,700,000	7/3/17	Caterpillar Financial Services Corporation	1.10%	1,699,896	0.40%
REIT
1,500,000	7/17/17	Simon Property Group, L.P.	1.00%	1,499,333	0.35%
500,000	9/25/17	Simon Property Group, L.P.	1.26%	498,507	0.12%
Total U.S. commercial paper (cost: $49,108,677)				49,204,155	11.27%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$500,000	7/11/17	Australia And New Zealand Banking Group Ltd	1.03%	499,857	0.11%
1,600,000	7/26/17	Australia And New Zealand Banking Group Ltd	1.02%	1,598,867	0.37%
500,000	8/1/17	Bank of Nova Scotia	1.10%	499,526	0.11%
2,000,000	7/10/17	DBS Bank Ltd.	1.10%	1,999,450	0.46%
1,000,000	10/23/17	Nationwide Building Society	1.45%	995,368	0.23%
555,000	7/25/17	Nordea Bank AB	1.05%	554,612	0.13%
1,600,000	8/2/17	Nordea Bank AB	1.04%	1,598,521	0.37%
500,000	7/26/17	Skandinaviska Enskilda Banken AB	1.05%	499,635	0.11%
Machinery
500,000	7/6/17	John Deere Financial Inc.	1.05%	499,927	0.11%
Pharmaceutical
500,000	7/6/17	AstraZeneca PLC	1.20%	499,916	0.11%
Telecommunication
1,200,000	9/13/17	Vodafone Group Public Limited Company	1.53%	1,196,188	0.28%
Total foreign commercial paper (cost: $10,410,971)				10,441,867	2.39%
Total commercial paper (cost: $59,519,648)				59,646,022	13.66%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Agriculture
$995,000	5/16/18	Philip Morris International Inc.	5.65%	1,036,274	0.24%
Automotive
566,000	7/13/18	American Honda Finance Corporation	1.62%	569,846	0.13%
368,000	2/22/19	American Honda Finance Corporation	2.00%	373,071	0.09%
649,000	8/3/17	Daimler Finance North America LLC	1.88%	651,229	0.15%
6,700,000	3/2/18	Daimler Finance North America LLC	1.63%	6,718,780	1.54%
6,500,000	1/9/18	Ford Motor Credit Company LLC	2.10%	6,550,978	1.50%
891,000	12/5/17	Toyota Motor Credit Corporation	1.47%	892,693	0.20%
670,000	2/19/19	Toyota Motor Credit Corporation	2.00%	679,244	0.16%
200,000	11/20/17	Volkswagen Group of America Finance, LLC	1.61%	200,494	0.05%
Banks
750,000	3/20/19	Citibank N.A	1.61%	751,457	0.17%
1,500,000	3/12/18	Commonwealth Bank of Australia	1.63%	1,508,415	0.35%
8,000,000	4/27/18	Credit Suisse AG	1.85%	8,057,528	1.85%
4,000,000	3/1/18	JPMorgan Chase & Co.	1.70%	4,024,067	0.92%

The accompanying notes are an integral part of these consolidated financial statements.

3

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2017 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$8,125,000	2/9/18	MUFG Americas Holdings Corporation	1.75%	$8,148,538	1.86%
1,000,000	2/23/18	PNC Bank, National Association	1.50%	1,005,386	0.23%
463,000	12/7/18	PNC Bank, National Association	1.62%	465,646	0.11%
806,000	9/11/17	U.S. Bank National Association	1.43%	806,712	0.18%
450,000	1/29/18	U.S. Bank National Association	1.45%	452,919	0.10%
500,000	4/25/18	UBS AG	5.75%	521,216	0.12%
1,722,000	9/8/17	Wells Fargo & Company	1.40%	1,729,671	0.40%
Beverages
3,617,000	1/15/18	Anheuser-Busch Companies, LLC	5.50%	3,782,916	0.87%
Computers
800,000	5/3/18	Apple Inc.	1.42%	803,545	0.18%
2,650,000	2/22/19	Apple Inc.	1.70%	2,673,385	0.61%
3,000,000	2/22/19	Apple Inc.	2.01%	3,044,351	0.70%
Diversified financial services
450,000	3/3/20	American Express Credit Corporation	1.65%	451,541	0.10%
1,250,000	1/11/19	Berkshire Hathaway Finance Corporation	1.41%	1,257,163	0.29%
800,000	5/10/19	Branch Banking and Trust Company	1.70%	805,648	0.18%
400,000	12/15/17	Goldman Sachs Group, Inc.	2.05%	401,376	0.09%
1,189,000	1/18/18	Goldman Sachs Group, Inc.	5.95%	1,247,617	0.29%
3,500,000	2/15/19	Goldman Sachs Group, Inc.	7.50%	3,895,722	0.89%
3,000,000	4/25/19	Goldman Sachs Group, Inc.	2.20%	3,045,022	0.70%
3,600,000	10/15/18	Intercontinental Exchange, Inc.	2.50%	3,547,000	0.81%
250,000	6/12/20	Metropolitan Life Global Funding I	1.64%	250,297	0.06%
4,000,000	2/1/19	Morgan Stanley	2.45%	4,067,673	0.93%
1,500,000	10/5/17	Nyse Holdings LLC	2.00%	1,509,329	0.35%
362,000	5/21/18	Principal Life Global Funding II	1.47%	362,943	0.08%
336,000	2/1/19	USAA Capital Corporation	1.40%	337,279	0.08%
4,500,000	12/14/17	Visa Inc.	1.20%	4,500,345	1.03%
Energy
955,000	2/28/19	Chevron Corporation	1.29%	956,659	0.22%
3,350,000	12/1/17	Kinder Morgan, Inc.	2.00%	3,357,392	0.77%
118,000	11/30/17	Pacific Gas and Electric Company	1.40%	118,175	0.03%
Healthcare
7,500,000	6/7/18	Aetna Inc.	1.70%	7,511,425	1.72%
1,500,000	6/7/18	Aetna Inc.	1.70%	1,502,285	0.34%
500,000	1/15/18	Anthem, Inc.	1.88%	504,743	0.12%
1,500,000	3/15/18	Medtronic, Inc.	1.50%	1,506,955	0.35%
7,775,000	4/1/18	Zimmer Biomet Holdings, Inc.	2.00%	7,827,948	1.78%
Insurance
828,000	12/15/17	AIG Global Funding	1.65%	829,135	0.19%
352,000	8/15/18	Berkshire Hathaway Inc.	1.15%	352,262	0.08%
466,000	4/13/18	New York Life Global Funding	1.55%	469,063	0.11%
Pharmaceutical
6,775,000	5/14/18	AbbVie Inc.	1.80%	6,799,526	1.56%
Retail
7,500,000	7/20/18	CVS Health Corporation	1.90%	7,583,229	1.74%
3,000,000	9/10/18	Home Depot, Inc.	2.25%	3,045,533	0.70%
Software
1,400,000	8/8/19	Microsoft Corporation	1.10%	1,389,583	0.32%
900,000	7/7/17	Oracle Corporation	1.35%	902,870	0.21%

The accompanying notes are an integral part of these consolidated financial statements.

4

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2017 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Software (continued)
$600,000	4/15/18	Oracle Corporation	5.75%	$626,339	0.14%
4,000,000	10/8/19	Oracle Corporation	2.25%	4,070,190	0.93%
Telecommunication
7,450,000	2/15/19	AT&T Inc.	5.80%	8,066,421	1.85%
4,000,000	9/20/19	Cisco Systems, Inc.	1.61%	4,027,772	0.92%
247,000	5/20/19	QUALCOMM Incorporated	1.56%	248,157	0.06%
4,500,000	9/14/18	Verizon Communications Inc.	2.99%	4,587,762	1.05%
Total U.S. corporate notes (cost: $147,681,803)				147,410,740	33.78%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$5,000,000	8/17/18	ING Bank N.V.	1.96%	5,041,997	1.16%
5,000,000	7/23/18	National Australia Bank Limited	1.79%	5,042,235	1.16%
511,000	6/12/20	National Bank of Canada	1.79%	513,143	0.12%
1,000,000	7/27/18	Royal Bank of Canada	2.20%	1,015,677	0.23%
350,000	6/4/18	Royal Bank of Scotland N.V.	1.80%	350,378	0.08%
539,000	10/30/18	Royal Bank of Scotland N.V.	2.50%	545,492	0.12%
7,000,000	1/18/19	Royal Bank of Scotland N.V.	1.80%	7,051,848	1.62%
882,000	9/29/17	Swedbank AB	2.13%	888,280	0.20%
300,000	3/12/18	Swedbank AB	1.75%	301,887	0.07%
262,000	3/14/18	Swedbank AB	1.60%	263,439	0.06%
1,500,000	7/23/18	Toronto-Dominion Bank	1.69%	1,510,917	0.35%
500,000	1/22/19	Toronto-Dominion Bank	1.95%	506,439	0.12%
Diversified financial services
800,000	1/29/18	La Caisse Centrale Desjardins du Quebec	1.84%	805,048	0.18%
400,000	12/7/18	UBS AG	1.54%	400,521	0.09%
Energy
7,500,000	5/3/19	BP Capital Markets P.L.C.	1.68%	7,495,277	1.71%
7,500,000	9/12/19	Shell International Finance B.V.	1.38%	7,476,849	1.71%
608,000	1/15/18	Total Capital Canada Ltd.	1.45%	611,964	0.14%
Pharmaceuticals
6,790,000	3/12/18	Actavis Funding SCS	2.31%	6,834,666	1.57%
3,000,000	3/12/20	Actavis Funding SCS	2.48%	3,070,742	0.70%
Total foreign corporate notes (cost: $49,414,517)				49,726,799	11.39%
Total corporate notes (cost: $197,096,320)				197,137,539	45.17%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$262,334	10/15/18	Ally Auto Receivables Trust 2016-2	1.17%	262,428	0.06%
31,241	8/15/18	Ally Auto Receivables Trust 2016-1	1.20%	31,254	0.01%
1,309,000	10/15/19	Ally Auto Receivables Trust 2017-1	1.38%	1,308,713	0.30%
206,249	6/10/19	AmeriCredit Automobile Receivables Trust 2014-3	1.15%	206,362	0.05%
96,953	4/8/19	AmeriCredit Automobile Receivables Trust 2015-4	1.26%	97,018	0.02%
150,000	5/18/20	AmeriCredit Automobile Receivables Trust 2017-1	1.51%	149,971	0.03%
246,944	7/15/24	Ari Fleet Lease Trust 2016-A	1.82%	247,356	0.06%
114,261	1/22/18	BMW Vehicle Lease Trust 2016-1	1.17%	114,287	0.03%
571,400	5/28/19	BMW Vehicle Owner Trust 2016-A	0.99%	570,608	0.13%
650,000	9/20/19	Capital Auto Receivables Asset Trust 2015-2	1.73%	650,994	0.15%
216,653	4/22/19	Capital Auto Receivables Asset Trust 2016-3	1.63%	216,941	0.05%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2017 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Asset Backed Securities (continued)
Face Value	Maturity Date	Name	Yield[1]
Automotive (continued)
$680,314	11/15/19	CarMax Auto Owner Trust 2016-4	1.21%	$679,619	0.16%
138,617	7/15/19	Drive Auto Receivables Trust 2016-B	1.67%	138,733	0.03%
350,000	11/15/19	Drive Auto Receivables Trust 2016-C	1.67%	350,263	0.08%
500,000	1/15/20	Drive Auto Receivables Trust 2017-A	1.77%	500,698	0.11%
312,160	2/22/21	Enterprise Fleet Financing, LLC	1.59%	312,327	0.07%
533,632	11/15/18	Ford Credit Auto Lease Trust 2016-A	1.42%	533,991	0.12%
260,970	3/15/19	Ford Credit Auto Owner Trust 2016-B	1.08%	260,829	0.06%
500,000	7/20/19	GE Dealer Floorplan Master Note	1.59%	500,298	0.11%
209,406	4/10/28	Hertz Fleet Lease Funding LP	1.39%	209,512	0.05%
122,717	7/23/18	Honda Auto Receivables 2015-4 Owner Trust	0.82%	122,671	0.03%
167,683	6/18/18	Honda Auto Receivables 2016-1 Owner Trust	1.01%	167,679	0.04%
797,426	9/17/18	Honda Auto Receivables 2016-2 Owner Trust	1.13%	797,433	0.18%
753,733	10/18/18	Honda Auto Receivables 2016-3 Owner Trust	1.01%	753,346	0.17%
1,091,528	5/15/19	Huntington Auto Trust 2016-1	1.29%	1,091,610	0.25%
281,450	7/16/18	Hyundai Auto Lease Securitization Trust 2016-A	1.71%	281,948	0.06%
92,801	11/15/18	Hyundai Auto Receivables Trust 2015-C	0.99%	92,776	0.02%
364,746	6/17/19	Hyundai Auto Receivables Trust 2016-A	1.21%	364,660	0.08%
800,000	2/18/20	Hyundai Auto Receivables Trust 2017-A	1.48%	799,966	0.18%
603,647	7/16/18	Mercedes-Benz Auto Lease Trust 2016-A	1.34%	603,971	0.14%
1,000,000	8/15/19	Mercedes-Benz Auto Lease Trust 2017-A	1.36%	1,000,664	0.23%
522,181	9/14/17	Mercedes-Benz Auto Receivables Trust 2016-1	1.11%	521,930	0.12%
700,000	9/16/19	Nissan Auto Lease Trust 2017-A	1.64%	699,774	0.16%
406,217	5/15/19	Nissan Auto Receivables	1.07%	405,898	0.09%
590,558	4/15/19	Nissan Auto Receivables 2016-B Owner Trust	1.05%	590,143	0.14%
65,782	9/16/19	Santander Drive Auto Receivables Trust 2015-5	1.58%	65,837	0.02%
290,049	11/15/19	Santander Drive Auto Receivables Trust 2016-3	1.34%	290,141	0.07%
625,000	5/15/19	Santander Drive Auto Receivables Trust 2017-1	1.55%	625,074	0.14%
281,000	2/18/20	Santander Drive Auto Receivables Trust 2017-1	1.49%	280,979	0.06%
188,248	7/16/18	Toyota Auto Receivables 2016-A Owner Trust	1.03%	188,258	0.04%
396,254	1/15/19	Toyota Auto Receivables 2016-C Owner Trust	1.00%	395,999	0.09%
22,943	10/22/18	Volkswagen Auto Loan Enhanced Trust 2014-1	0.91%	22,937	0.01%
Credit card
1,500,000	4/15/20	American Express Credit Account Master Trust	1.49%	1,501,507	0.35%
1,000,000	1/15/20	BA Credit Card Trust	1.45%	1,000,974	0.23%
786,000	1/15/21	Capital One Multi-Asset Execution Trust	1.39%	786,149	0.18%
350,000	11/16/20	Synchrony Credit Card Master Note Trust	1.61%	350,450	0.08%
Other
23,841	3/23/20	Dell Equipment Finance Trust 2015-1	1.30%	23,848	0.01%
605,606	9/22/20	Dell Equipment Finance Trust 2015-2	1.72%	606,224	0.14%
Student loans
1,417,861	11/15/23	SMB Private Education Loan Trust 2016-B	1.81%	1,420,944	0.33%
Total U.S. asset backed securities (cost: $29,199,087)				23,195,992	5.32%
Total investments in securities (cost: $356,143,420)				$356,331,437	81.64%

certificates of deposit
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$250,000	9/11/17	Agricultural Bank of China Limited	1.75%	$250,326	0.06%
250,000	9/13/17	Agricultural Bank of China Limited	1.75%	250,264	0.06%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2017 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Certificates of Deposit (continued)
Face Value	Maturity Date	Name	Yield[1]
Banks (continued)
$1,000,000	1/24/18	Bank of Tokyo-Mitsubishi UFJ, Ltd.	1.70%	$1,008,930	0.23%
1,000,000	12/6/17	Barclays Bank PLC	1.97%	1,003,578	0.23%
1,000,000	6/6/18	BNP Paribas	1.59%	1,001,092	0.23%
500,000	12/1/17	Chiba Bank, Ltd.	1.45%	500,595	0.11%
1,650,000	9/12/17	Credit Suisse Group AG	1.75%	1,654,406	0.39%
1,300,000	12/12/17	Lloyds Bank PLC	1.69%	1,303,417	0.30%
400,000	12/20/17	Lloyds Bank PLC	1.73%	400,979	0.09%
1,000,000	10/12/17	Sumitomo Mitsui Banking Corporation	1.50%	1,011,428	0.23%
750,000	12/7/18	Sumitomo Mitsui Trust Bank Ltd	1.61%	750,698	0.17%
1,500,000	7/30/18	Svenska Handelsbanken AB	1.39%	1,503,155	0.34%
Total U.S. certificates of deposit (cost: $10,600,000)				10,638,868	2.44%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Diversified financial services
$500,000	11/13/17	BP Capital Markets P.L.C.	2.96%	497,437	0.11%
500,000	12/8/17	BP Capital Markets P.L.C.	3.08%	496,874	0.11%
Total Foreign certificates of deposit (cost: $985,431)				994,311	0.22%
Total certificates of deposit (cost: $11,585,431)				$11,633,179	2.66%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$315,774	0.07%
		Currencies		440,163	0.10%
		Energy		124,129	0.03%
		Equity indices		(1,299,757)	(0.30)%
		Interest rate instruments		(1,845,859)	(0.42)%
		Metals		6,344,863	1.46%
		Single stock futures		(22,060)	(0.01)%
Net unrealized gain (loss) on open long U.S. futures contracts				4,057,253	0.93%

Short U.S. Futures Contracts
		Agricultural commodities		(1,280,912)	(0.29)%
		Currencies		(341,636)	(0.08)%
		Energy		(3,464,999)	(0.79)%
		Equity indices		317,505	0.07%
		Interest rate instruments		565,081	0.13%
		Metals		(6,862,317)	(1.58)%
		Single stock futures		28,735	0.01%
Net unrealized gain (loss) on open short U.S. futures contracts				(11,038,543)	(2.53)%

Total U.S. Futures Contracts - Net unrealized gain (loss) on open U.S. futures contracts				(6,981,290)	(1.60)%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

June 30, 2017 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Long Foreign Futures Contracts
Agricultural commodities	$(2,588)	0.00%
Currencies	211,955	0.05%
Energy	23,534	0.01%
Equity indices	(4,547,131)	(1.04)%
Interest rate instruments	(6,048,749)	(1.40)%
Metals	(12,969)	0.00%
Single stock futures	(11,689)	0.00%
Net unrealized gain (loss) on open long foreign futures contracts	(10,387,637)	(2.38)%

Short Foreign Futures Contracts
Agricultural commodities	(12,714)	0.00%
Currencies	73,876	0.02%
Energy	(213,261)	(0.05)%
Equity indices	806,261	0.18%
Interest rate instruments	1,413,641	0.32%
Metals	(899)	0.00%
Net unrealized gain (loss) on open short foreign futures contracts	2,066,904	0.47%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	(8,320,733)	(1.91)%

Net unrealized gain (loss) on open futures contracts	$(15,302,023)	(3.51)%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$1,075,897	0.25%
Short	(1,774,192)	(0.41)%
Net unrealized gain (loss) on open U.S. forward currency contracts	(698,295)	(0.16)%

Foreign Forward Currency Contracts
Long	(118,536)	(0.03)%
Short	255,758	0.06%
Net unrealized gain (loss) on open foreign forward currency contracts	137,222	0.03%

Net unrealized gain (loss) on open forward currency contracts	$(561,073)	(0.13)%

1 Represents the annualized yield at date of purchase for zero-coupon securities, the stated coupon rate for coupon-bearing securities, or the stated interest rate for certificates of deposit.

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

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2017 and 2016 (unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on:
Futures, forward currency and swap contracts	$(4,224,929)	$(22,350,265)	$7,791,104	$31,797,481
Investments in securities and CDs	192,230	(420,406)	26,157	(312,981)
Net change in unrealized gain (loss) on:
Futures, forward currency and swap contracts	(17,018,180)	26,857,511	(25,210,102)	27,103,902
Investments in securities and CDs	(68,314)	1,252,068	131,859	1,298,167
Exchange membership	(14,250)	—	21,750	—
Brokerage commissions and trading expenses	(1,210,746)	(1,381,656)	(2,495,472)	(2,574,262)
Net realized and changed in unrealized gain (loss) on investments	(22,344,189)	3,957,252	(19,734,704)	57,312,307

Net investment income (loss)
Income
Interest income (loss)	1,416,139	1,270,605	2,833,944	2,419,964

Expenses
Trading Advisor management fee	1,727,916	2,075,184	3,696,408	4,169,066
Trading Advisor incentive fee	1,394,911	1,420,218	3,314,832	3,298,796
Cash manager fees	90,673	125,110	193,889	248,931
General Partner management and performance fees	1,655,913	2,295,847	3,568,939	4,773,385
Selling agent and broker dealer servicing fees – General Partner	1,510,549	2,129,383	3,274,376	4,434,242
General Partner 1% allocation	(265,452)	(41,963)	(310,148)	391,629
Administrative expenses – General Partner	308,651	439,971	666,104	934,652
Investment Manager fees	355,780	363,321	727,394	651,739
Distribution (12b-1) fees	9,976	6,757	18,705	13,277
Operating services fee	48,793	49,827	99,757	133,126
Total expenses	6,837,710	8,863,655	15,250,256	19,048,843
Net investment income (loss)	(5,421,571)	(7,593,050)	(12,416,312)	(16,628,879)
Net income (loss)	(27,765,760)	(3,635,798)	(32,151,016)	40,683,428
Less: net (income) loss attributable to non-controlling interest	1,485,976	(518,534)	1,446,372	(1,912,169)
Net income (loss) attributable to the Fund	$(26,279,784)	$(4,154,332)	$(30,704,644)	$38,771,259

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

 Consolidated Statements of Operations (continued)

 For the Three and Six Months Ended June 30, 2017 and 2016 (unaudited)

	Three Months Ended June 30,
	2017
	Class A	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(242.33)	$(335.91)	$(52.14)	$(55.09)
Net income (loss) per unit†	$(243.36)	$(331.84)	$(55.43)	$(55.89)
Weighted average number of units outstanding	72,246.7089	23,403.2404	3,456.9558	13,240.7199

	Three Months Ended June 30,
	2016
	Class A	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(32.63)	$(18.55)	$(0.37)	$—
Net income (loss) per unit†	$(38.09)	$(19.45)	$(0.36)	$—
Weighted average number of units outstanding	92,741.3442	31,881.5810	3,828.4541	—

	Six Months Ended June 30,
	2017
	Class A	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(283.55)	$(370.17)	$(55.25)	$(55.09)
Net income (loss) per unit†	$(274.32)	$(343.90)	$(54.96)	$(55.89)
Weighted average number of units outstanding	76,487.3173	25,554.7643	3,544.5508	13,240.7199

	Six Months Ended June 30,
	2016
	Class A	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$249.77	$422.59	$72.02	$—
Net income (loss) per unit†	$258.59	$435.87	$72.03	$—
Weighted average number of units outstanding	94,370.1251	32,330.7179	3,828.4541	—

† (based on weighted average number of units outstanding during the period).

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)

	2017	2016
Cash flows from operating activities
Net income (loss)	$(32,151,016)	$40,683,428
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures, forwards and swap trading	25,614,478	(27,103,902)
Net realized and change in unrealized (gain) loss on securities and certificates of deposit	(158,016)	(985,186)
Purchases of securities, certificates of deposit and exchange membership	(411,485,129)	(493,632,646)
Proceeds from disposition of securities and certificates of deposit	503,506,354	488,986,782
Changes in
Exchange membership	(21,750)	—
Trading Advisor management fee payable	(187,494)	(185,479)
Trading Advisor incentive fee payable	(186,269)	1,574,419
Commissions and other trading fees payable on open contracts	(19,496)	(29,612)
Cash Managers fees payable	(15,919)	4,678
General Partner management and performance fees payable	(164,534)	(5,585)
General Partner 1% allocation receivable/payable	(211,397)	663,059
Selling agent and broker dealer servicing fees payable – General Partner	(156,705)	(11,435)
Administrative expenses payable – General Partner	(31,000)	(2,359)
Investment Manager fee payable	(13,189)	36,841
Distribution (12b-1) fees payable	381	76
Operating services fee payable	(1,809)	(16,997)
Net cash provided by (used in) operating activities	84,317,490	9,976,082

Cash flows from financing activities
Subscriptions	4,657,837	8,123,501
Subscriptions received in advance	414,065	1,657,373
Redemptions	(107,579,214)	(52,976,439)
Non-controlling interest – subscriptions	11,021,332	5,605,676
Non-controlling interest – redemptions	(5,959,305)	(2,549,717)
Net cash provided by (used in) financing activities	(97,445,285)	(40,139,606)

Net increase (decrease) in cash and cash equivalents	(13,127,795)	(30,163,524)
Cash and cash equivalents, beginning of period	118,136,562	179,026,770
Cash and cash equivalents, end of period	$105,008,767	$148,863,246

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$60,535,206	$114,257,286
Cash and cash equivalents	44,473,561	34,605,960
Total end of period cash and cash equivalents	$105,008,767	$148,863,246

Supplemental disclosure of cash flow information
Prior period redemptions paid	$18,217,216	$11,143,201
Prior period subscriptions received in advance	$2,687,191	$1,086,965
Supplemental schedule of non-cash financing activities
Redemptions payable	$17,526,506	$9,596,232

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)
For the Six Months Ended June 30, 2017 and 2016
(Unaudited)

	Class A		Class B		Class I		Class R		Non-Controlling Interest
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Six Months Ended June 30, 2017
Balance at December 31, 2016	84,825.0303	$347,445,757	29,193.8071	$177,512,074	3,828.4541	$3,763,781	—	$—	$34,477,673	$563,199,285
Net income (loss)		(20,981,697)		(8,788,169)		(194,819)		(736,959)	(1,446,372)	(32,151,016)
Subscriptions	805.7079	3,267,328	480.0293	2,917,700	519.3249	500,000	669.9595	660,000	10,875,870	18,220,898
Redemptions	(15,887.7809)	(63,814,810)	(6,895.6717)	(40,853,851)	(501.3295)	(500,000)	(1,018.3717)	(982,049)	(6,697,099)	(112,847,809)
Transfers	(237.1259)	(926,942)	(2044.7035)	(12,393,436)	—	—	13,321.4514	13,320,378	—	—
Balance at June 30, 2017	69,505.8314	$264,989,636	20,733.4612	$118,394,318	3,846.4495	$3,568,962	12,973.0392	$12,258,370	$37,210,072	$436,421,358

Six Months Ended June 30, 2016
Balance at December 31, 2015	98,034.9581	$412,948,548	33,265.6588	$204,329,032	3,828.4541	$3,767,830	—	—	$22,540,476	$643,585,886
Net income (loss)		24,403,386		14,092,124		275,749		—	1,912,169	40,683,428
Subscriptions	1,051.8622	4,654,291	711.7583	4,556,175	—	—	—	—	5,725,091	14,935,557
Redemptions	(7,266.2609)	(32,372,868)	(2,919.3809)	(19,003,573)	—	—	—	—	(2,602,746)	(53,979,187)
Transfers	(581.0258)	(2,519,419)	395.9536	2,519,419	—	—	—	—	—	—
Balance at June 30, 2016	91,239.5336	$407,113,938	31,453.9898	$206,493,177	3,828.4541	$4,043,579	—	—	$27,574,990	$645,225,684

	Net Asset Value per Unit

	Class A	Class B	Class I	Class R

June 30, 2017	$3,812.48	$5,710.30	$927.86	$944.91
December 31, 2016	4,096.03	6,080.47	983.11	—
June 30, 2016	4,462.03	6,564.93	1056.19	—
December 31, 2015	4,212.26	6,142.34	984.17	—

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Notes to Consolidated Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Description of the Fund

Futures Portfolio Fund, Limited Partnership (“Fund”) is a Maryland limited partnership, which operates as a commodity investment pool that commenced trading operations on January 2, 1990. The Fund issues units of limited partner interests (“Units”) in six classes, Class A, A2, A3, B, I and R, which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Third Amended and Restated Limited Partnership Agreement (“Partnership Agreement”).

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

The six classes of Units in the Fund differ only in the fees applicable to each class. Class A Units are subject to a 2% per annum selling agent fee. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. Class B Units are subject to a 0.2% per annum broker dealer servicing fee. Class I Units are subject to higher minimum investments requirements and lower General Partner management fees (0.75% per annum instead of 1.50% per annum) as well as a General Partner performance fee (7.5% of new profits, described more fully in Footnote 4). Class R Units do not pay selling compensation or servicing fees to selling agents, and are generally intended for clients of registered investment advisors. Class R Units were introduced in March 2017, and Class A2 and A3 Units were introduced in June 2017. On April 1, 2017, approximately $14 million in Class B Units transferred to R Units. There were no Class A2 or Class A3 Units outstanding on June 30, 2017.

During 2014, the Fund purchased $58.5 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFSF”). SMFSF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end management investment company.   SMFSF issues four classes of shares: Class A, C, I and N. At June 30, 2017, the Fund owned 51% of the outstanding shares of SMFSF and therefore had effective control of that entity. Accordingly, the assets, liabilities and operating results of SMFSF have been consolidated with the Fund. The portion of SMFSF that is not owned by the Fund is presented as the non-controlling interest. SMFSF has a similar investment strategy to the Fund, using commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments. Prior to March 2016, SMFSF used a total return swap to gain access to the gains and losses of a basket of trading advisors. The General Partner serves as the investment manager of SMFSF. During the first half of 2017, the Fund redeemed $11 million of its investment in SMFSF, respectively, which is eliminated in consolidation.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended June 30, 2017 and year ended December 31, 2016, there were no such transfers between levels.

A description of the valuation techniques applied to the Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows.

U.S. Treasury securities are recorded at fair value based on bid and ask quotes for identical instruments. Commercial paper, certificates of deposit, corporate notes, asset backed securities and the exchange membership are recorded at fair value based on bid and ask quotes for similar, but not identical, instruments. Accordingly, U.S. Treasury securities are classified within Level 1, and commercial paper, certificates of deposit, corporate notes, asset backed securities and exchange memberships are classified within Level 2.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through June 30, 2017. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2013.

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

New Accounting Pronouncements

In February 2015, the FASB issued guidance that amends prior consolidation analysis.  The effect of the guidance is to modify the analysis performed to determine if an entity should be consolidated.  The new guidance is effective for fiscal years beginning after December 15, 2016. Adoption of this guidance occurred on January 1, 2017 and did not have a material impact on the consolidated financial statements.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At June 30, 2017
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$(15,302,023)	$—	$(15,302,023)
Net unrealized gain (loss) on open forward currency contracts*	—	(561,073)	(561,073)
Cash and cash equivalents:
Money market fund	36,297,485	—	36,297,485
Investments in securities:
U.S. Treasury securities*	76,351,884	—	76,351,884
Asset backed securities*	—	23,195,992	23,195,992
Commercial paper*	—	59,646,022	59,646,022
Corporate notes*	—	197,137,539	197,137,539
Certificates of deposit*	—	11,633,179	11,633,179
Exchange membership	—	210,750	210,750
Total	$97,347,346	$291,262 ,409	$388,609,755

*See the consolidated condensed schedule of investments for further description.

At December 31, 2016
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$8,921,229	$—	$8,921,229
Net unrealized gain (loss) on open forward currency contracts*	—	830,153	830,153
Cash and cash equivalents:
Money market fund	24,246,700	—	24,246,700
Investments in securities:
U.S. Treasury securities*	91,313,694	—	91,313,694
Asset backed securities*	—	36,022,365	36,022,365
Commercial paper*	—	67,749,447	67,749,447
Corporate notes*	—	229,354,824	229,354,824
Certificates of deposit*	—	35,576,495	35,576,495
Total	$124,481,623	$369,533,284	$494,014,907

*See the consolidated condensed schedule of investments for further description.

There were no Level 3 holdings at June 30, 2017 and December 31, 2016, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At June 30, 2017, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

June 30, 2017	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,469,594	$(2,450,034)	$(980,440)
Currencies	1,723,083	(1,338,725)	384,358
Energy	636,302	(4,166,899)	(3,530,597)
Equity indices	1,912,322	(6,635,444)	(4,723,122)
Interest rate instruments	2,404,934	(8,320,820)	(5,915,886)
Metals	7,404,622	(7,935,944)	(531,322)
Single stock futures	200,121	(205,135)	(5,014)
Net unrealized gain (loss) on open futures contracts	$15,750,978	$(31,053,001)	$(15,302,023)

Net unrealized gain (loss) on open forward currency contracts	$3,161,394	$(3,722,467)	$(561,073)

At June 30, 2017, there were 50,501 open futures contracts and 2,970 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at June 30, 2017 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank AG	$(150,683)	$—	$—	$(150,683)
Deutsche Bank Securities, Inc.	(490,347)	—	—	(490,347)
JP Morgan Securities, LLC	(4,001,092)	—	—	(4,001,092)
SG Americas Securities, LLC	(10,810,584)	—	—	(10,810,584)
Société Générale International Limited	31,146	—	—	31,146
UBS AG	(441,536)	—	—	(441,536)
Total	$(15,863,096)	$—	$—	$(15,863,096)

For the three and six months ended June 30, 2017, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$4,906,660	$(4,154,011)	$(54,900)	$(1,670,601)
Currencies	(7,324,909)	1,437,411	(7,756,779)	(754,333)
Energy	(9,413,472)	(824,709)	(17,765,828)	(5,777,635)
Equity indices	23,366,403	(8,549,229)	53,691,035	(7,947,065)
Interest rate instruments	(6,068,674)	(4,768,549)	(9,201,192)	(8,027,161)
Metals	(5,055,964)	(457,562)	(7,283,247)	(213,553)
Single stock futures	342,373	(162,705)	1,191,046	167,096
Total futures contracts	$752,417	$(17,479,354)	$12,820,135	$(24,223,252)

Forward currency contracts	(5,549,731)	209,172	(6,043,543)	(1,391,226)
Total futures, forward currency and swap contracts	$(4,797,314)	$(17,270,182)	$6,776,592	$(25,614,478)

For the three months ended June 30, 2017, the number of futures contracts closed was 494,465 and the number of forward currency contracts closed was 55,431. For the six months ended June 30, 2017, the number of futures contracts closed was 987,690 and the number of forward currency contracts closed was 108,014.

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

For the three and six months ended June 30, 2016, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended June 30, 2016		Six Months Ended June 30, 2016
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(190,529)	$2,408,534	$(2,910,407)	$1,741,058
Currencies	(1,027,026)	4,914,015	(1,605,859)	3,401,221
Energy	(8,811,210)	(40,256)	8,399,839	(3,814,995)
Equity indices	(17,611,068)	591,488	(18,256,874)	3,274,549
Interest rate instruments	10,481,524	14,446,300	45,527,021	22,245,184
Metals	(2,762,445)	2,062,809	(5,300,003)	(2,183,411)
Single stock futures	111,974	49,183	(53,896)	195,854
Total futures contracts	$(19,808,780)	$24,432,073	$25,799,821	$24,859,460

Forward currency contracts	(2,497,769)	2,425,438	(2,854,376)	5,685,338

Swap contract	—	—	8,706,658	(3,440,896)

Total futures, forward currency and swap contracts	$(22,306,549)	$26,857,511	$31,652,103	$27,103,902

For the three months ended June 30, 2016, the number of futures contracts closed was 507,922 and the number of forward currency contracts closed was 42,773. For the six months ended June 30, 2016, the number of futures contracts closed was 944,150 and the number of forward currency contracts closed was 81,938.

4.	General Partner

At June 30, 2017 and December 31, 2016, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund; however, the beneficiary of the majority shareholder of the General Partner had the following investment in Class I Units:

	June 30, 2017	December 31, 2016
Units Owned	254.4114	254.4114
Value of Units	$236,058	$250,114

The following fees are paid to the General Partner:

■	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, A3, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, A3, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

■	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears.

■	Management fee – SMFSF incurs a monthly fee equal to 1/12th of 1.75% of the month-end net asset value of the trust, payable in arrears to the General Partner. Prior to March 1, 2016, the management fee was 1/12th of 1.25% per month.

■	Distribution (12b-1) fee – SMFSF incurs a monthly 12b-1 fee of 1/12th of 0.25% of the month-end net asset value of the Class A and N shares, and 1/12th of 1% of the month-end value of the Class C shares.

■	Selling Agent Fees – the Class A, A2, A3, Units incur a monthly fee equal to 1/12th of 2%, 0.6%, and 0.75% of the month-end net asset value of the Class A, A2, and A3 Units, respectively. Selling agent fees amounted to $1,441,226 and $2,026,871 for the three months ended June 30, 2017 and 2016, respectively. Selling agent fees amounted to $3,118,551 and $4,222,372 for the six months ended June 30, 2017 and 2016, respectively. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

■	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. Broker dealer servicing fees amounted to $69,323 and $102,512 for the three months ended June 30, 2017 and 2016, respectively. Broker dealer servicing fees amounted to $155,825 and $211,870 for the six months ended June 30, 2017 and 2016, respectively. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

■	Operating Services Fee – SMFSF incurs a monthly fee equal to 1/12th of 0.24% of the month-end net asset value of the trust, payable to the General Partner. The General Partner, in turn, pays the operating expenses of the trust, pursuant to an operating services agreement between the parties. Prior to March 1, 2016, the operating services fee was 1/12th of 0.5% per month.

■	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the fund, payable in arrears to the General Partner. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

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

J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) provide cash management services to the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.11% and 0.10% of the investments in securities and certificates of deposit as of the period ended June 30, 2017 and 2016, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At June 30, 2017 and December 31, 2016, the Fund had margin deposit requirements of $87,680,513 and $103,248,865, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A, A2, A3, B and R units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, A2, A3, B, I or R interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At June 30, 2017 and December 31, 2016, the Fund received advance subscriptions of $414,065 and $2,687,191, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

The Fund is not required to make distributions, but may do so at the sole discretion of the General Partner. A limited partner may request and receive redemption of Class A, A2, A3, B, I or R Units owned at the end of any month, subject to five business days’ prior written notice to the General Partner, and in certain circumstances, restrictions in the Partnership Agreement.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at June 30, 2017.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$76,351,884	$49,204,155	$147,410,740	$23,195,992	$10,638,868	$306,801,639	70.30%
Netherlands	—	—	20,466,564	—	—	20,466,564	4.69%
France	—	2,691,472	7,895,798	—	994,311	11,581,581	2.65%
Canada	—	—	9,905,408	—	—	9,905,408	2.27%
Australia	—	2,098,724	5,042,235	—	—	7,140,959	1.64%
Luxumbourg	—	999,453	4,963,188	—	—	5,962,641	1.37%
Sweden	—	2,652,768	1,453,606	—	—	4,106,374	0.94%
Singapore	—	1,999,450	—	—	—	1,999,450	0.46%
Total	$76,351,884	$59,646,022	$197,137,539	$23,195,992	$11,633,179	$367,964,616	84.32%

The following table presents the exposure at December 31, 2016.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$91,313,694	$52,068,922	$186,349,217	$36,022,365	$35,576,495	$401,330,693	71.25%
Australia	—	2,497,272	7,501,543	—	—	9,998,815	1.78%
Netherlands	—	—	15,052,634	—	—	15,052,634	2.67%
Luxumbourg	—	2,099,839	2,915,384	—	—	5,015,223	0.89%
Canada	—	—	6,864,143	—	—	6,864,143	1.22%
France	—	3,470,593	7,471,652	—	—	10,942,245	1.94%
Great Britain	—	1,999,682	—	—	—	1,999,682	0.36%
Sweden	—	399,256	2,974,538	—	—	3,373,794	0.60%
Singapore	—	1,499,891	—	—	—	1,499,891	0.27%
Germany	—	2,499,715	—	—	—	2,499,715	0.44%
Hong Kong	—	1,214,277	—	—	—	1,214,277	0.22%
Cayman Islands	—	—	225,713	—	—	225,713	0.04%
Total	$91,313,694	$67,749,447	$229,354,824	$36,022,365	$35,576,495	$460,016,825	81.68%

9.	Indemnifications

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

The consolidated statements of financial condition, including the consolidated condensed schedule of investments, at June 30, 2017, the consolidated statements of operations, the consolidated statements of cash flows, and consolidated statement of changes in partners’ capital (net asset value) for the three and six months ended June 30, 2017 and 2016, and the accompanying notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such consolidated financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at June 30, 2017, results of operations, cash flows and changes in partners’ capital (net asset value) for the three and six months ended June 30, 2017 and 2016. The results of operations for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year or any other period. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three and six months ended June 30, 2017 and 2016, assuming the unit was outstanding throughout the entire period:

	Three Months Ended June 30, 2017
	Class A	Class B	Class I	Class R†
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,054.81	$6,046.21	$980.00	$1,000.00

Net realized and change in unrealized gain (loss) on investments(1)	(187.20)	(280.46)	(45.40)	(46.22)
Net investment income (loss)(1)	(55.13)	(55.45)	(6.74)	(8.87)
Total income (loss) from operations	(242.33)	(335.91)	(52.14)	(55.09)

Net asset value per unit, end of period	$3,812.48	$5,710.30	$927.86	$944.91

Total return(4)	(5.98)%	(5.56)%	(5.32)%	(5.51)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation(2)(3)	7.11%	5.25%	4.34%	5.16%
General Partner 1% allocation(4)	(0.06)%	(0.06)%	(0.06)%	(0.06)%
Net total expenses	7.05%	5.19%	4.28%	5.10%

Net investment income (loss)(2)(3)(5)	(5.82)%	(3.97)%	(3.05)%	(3.86)%

	Three Months Ended June 30, 2016
	Class A	Class B	Class I	Class R†
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,494.66	$6,583.48	$1,056.56	$—

Net realized and change in unrealized gain (loss) on investments(1)	28.03	42.29	6.78	—
Net investment income (loss)(1)	(60.66)	(60.84)	(7.15)	—
Total income (loss) from operations	(32.63)	(18.55)	(0.37)	—

Net asset value per unit, end of period	$4,462.03	$6,564.93	$1,056.19	$—

Total return(4)	(0.73)%	(0.28)%	(0.03)%	—

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation(2)(3)	6.42%	4.64%	3.60%	—
General Partner 1% allocation(4)	(0.01)%	0.00%	0.00%	—
Net total expenses	6.41%	4.64%	3.60%	—

Net investment income (loss)(2)(3)(5)	(5.59)%	(3.81)%	(2.78)%	—

	Six Months Ended June 30, 2017
	Class A	Class B	Class I	Class R†
Per Unit Operating Performance

Net asset value per unit, beginning of period or at issuance	$4,096.03	$6,080.47	$983.11	$1,000.00

Net realized and change in unrealized gain (loss) on investments(1)	(164.72)	(246.66)	(40.16)	(46.22)
Net investment income (loss)(1)	(118.83)	(123.51)	(15.09)	(8.87)
Total income (loss) from operations	(283.55)	(370.17)	(55.25)	(55.09)

Net asset value per unit, end of period	$3,812.48	$5,710.30	$927.86	$944.91

Total return(4)	(6.92)%	(6.09)%	(5.62)%	(5.51)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation(2)(3)	7.27%	5.45%	4.43%	5.16%
General Partner 1% allocation(4)	(0.07)%	(0.06)%	(0.06)%	(0.06)%
Net total expenses	7.20%	5.39%	4.37%	5.10%

Net investment income (loss)(2)(3)(5)	(6.06)%	(4.24)%	(3.23)%	(3.86)%

	Six Months Ended June 30, 2016
	Class A	Class B	Class I	Class R†
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,212.26	$6,142.34	$984.17	$—

Net realized and change in unrealized gain (loss) on investments(1)	380.01	554.80	88.79	—
Net investment income (loss)(1)	(130.24)	(132.21)	(16.77)	—
Total income (loss) from operations	249.77	422.59	72.02	—

Net asset value per unit, end of period	$4,462.03	$6,564.93	$1,056.19	$—

Total return(4)	5.93%	6.88%	7.32%	—

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation(2)(3)	6.58%	4.74%	3.87%	—
General Partner 1% allocation(4)	0.06%	0.07%	0.07%	—
Net total expenses	6.64%	4.81%	3.94%	—

Net investment income (loss)(2)(3)(5)	(5.81)%	(3.97)%	(3.10)%	—

Total returns are calculated based on the change in value of a Class A, B, I and R Units during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1) The net investment income (loss) per unit is calculated by dividing the net investment income (loss) by the average number of Class A, B, I or R Units outstanding during the period. Net realized and change in unrealized gain (loss) on investments is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of net realized and change in unrealized gain (loss) on investment per unit due to the timing of investment gains and losses during the period relative to the number of units outstanding.

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

(5) Ratio excludes General Partner 1% allocation.

† Class R Units were first issued on April 1, 2017.

12. Subsequent Events

Subsequent to quarter end, there were $908,000 of contributions and $15,721,559 of redemptions from the Fund, and the Fund redeemed $2,000,000 of its investment in SMFF.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of June 30, 2017 and second quarter 2017 gross performance contribution by sector was as follows:

Risk Allocation	Net Position	Sector	Gross Performance Contribution
10%	Mixed	Agriculture	0.06%
17%	Long	Energy	(1.92)%
7%	Mixed	Metals	(1.02)%
24%	Long USD & EM	Currencies	(2.18)%
26%	Long	Equity indices	2.74%
16%	Short	Interest rates	(2.21)%

As of June 30, 2017, the Fund held a balanced mix of exposures across each of the major sectors. Equity exposure continues to be on the long side, primarily in the U.S. and Europe. The recent price appreciation of the Euro caused the Fund to switch from a short to long Euro posture. The Fund also has long positions in emerging market currencies and the Australian dollar, with a short position in the Japanese yen. Long positions in global bonds were reduced after the quarter-end sell off. Commodity exposure grew over the quarter, with short positions building in energy and agricultural commodities, accompanied by a long industrial metals position.

Results of Operations

The returns for each Class of Units for the six months ended June 30, 2017 and 2016 were:

Class of Units	2017	2016
Class A	(6.92)%	5.93%
Class B	(6.09)%	6.88%
Class I	(5.62)%	7.32%
Class R	(5.51)%	—

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

Ongoing strength in equity markets was a positive contributor to Fund performance. Specifically, long positions in Nasdaq, S&P 500 and Hang Seng indices were key contributors. Increased economic bullishness also led to a near 9% rise in copper prices, benefitting the Fund’s long copper position. After several months of strength, energy prices drifted lower in January, due partially to the belief that OPEC’s attempts to cut production would be short lived. The Fund’s long energy positions detracted from performance. Within foreign exchange markets, the U.S. dollar reversal caused losses, as the Fund was long U.S. dollar versus euro, British Pound and Japanese yen. Overall, the Fund finished with a net loss of 2.27%, 2.13% and 2.04% for Class A, B and I Units, respectively.

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

April

Heightened geopolitical uncertainty weighed on risk assets early in the month. Markets were focused on saber rattling from North Korea and U.S. airstrikes in Syria. Later in the month, the first round of the French Presidential elections concluded without surprise, making a Le Pen victory and potential French exit from the Eurozone less probable. As a result, equity markets traded higher and the euro rallied sharply. The euro finished April at 1.09 against the U.S. dollar and gained more than 2% during the month. Energy markets were volatile, as an early month rally quickly gave way to a sell-off, with crude oil ending April down 3.4%.

The Fund continued to make profits from its long equity positions, and experienced losses in currency and energy positions. Within the equity allocation, the Fund was particularly profitable trading futures contracts in Euro Stoxx, Nasdaq and the S&P 500. The Euro Stoxx position was supported by the French elections, while upbeat corporate earnings provided momentum in U.S. equity markets. A long U.S. dollar and short euro position detracted due to strength in the euro. The Fund was long live cattle futures and benefited from a 15% increase in cattle prices, driven by strong consumer demand and tighter beef supply. Overall, the Fund finished the month with a net loss of 1.61%, 1.46%, 1.38% and 1.45% for Class A, B, I and R Units, respectively.

May

In May, developed market equity indices drifted higher and valuations continued to inflate, spurred by U.S. tech sector earnings and a centrist victory in the French Presidential election. The appointment of a special counsel to investigate the Trump administration’s alleged Russian ties led to a brief stock sell-off, but investors quickly shrugged off the news. The VIX volatility index dipped back below 10, setting a new low for the year. In foreign exchange markets, the U.S. dollar weakened against most major currencies, erasing all of its gains since the U.S. election. Energy markets had a choppy month, with oil prices declining as OPEC failed to implement larger production cuts.

The Fund made gains in its long global equity positions, especially in the tech-heavy NASDAQ Index. Losses came primarily from commodities markets, as trend-following programs were whipsawed by reversals in oil and precious metals. Currencies also proved to be a detractor, as the Fund’s long U.S. dollar positions were hurt by a rebound in the euro and Japanese yen. Performance in fixed income futures was marginally positive during the month. Overall, the Fund finished the month with a net loss of 0.61%, 0.46%, 0.38% and 0.45% for Class A, B, I and R Units, respectively.

June

Global equity markets remained stable in the first half of the month, despite a number of major political events, ranging from former FBI Director James Comey’s congressional testimony to general elections in the UK. However, market sentiment shifted at month-end after European Central Bank President Mario Draghi discussed the return of reflationary forces and the potential need to end quantitative easing measures later this year. Comments from the Bank of England and Bank of Canada were also more hawkish than anticipated. Markets interpreted these statements as the first step towards a less accommodative monetary policy environment and the result was a sharp sell-off in government bond markets accompanied by a rally in the euro, British Pound and Canadian dollar.

The Fund made money from long equity positions early in the month, but the ECB and BOE comments led to a decline in European equity markets that caused the sector to finish down modestly. Interest rate contracts were challenging for the Fund, as global long bond positions were hurt by the fixed income sell-off in the last week of the month. Agricultural prices jumped at month-end after a U.S. Department of Agriculture report indicated plantings were short of expectations for wheat and soybean, hurting the Fund’s short positions in those markets. Overall, the Fund finished the month with a net loss of 3.85%, 3.71%, 3.63% and 3.69% for Class A, B, I and R Units, respectively.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at June 30, 2017 and December 31, 2016. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	June 30, 2017		December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$5,523,616	1.27%	$5,685,505	1.01%
Currencies	17,910,012	4.10	25,932,828	4.60
Energy	7,985,636	1.83	5,107,361	0.91
Equity indices	34,428,184	7.89	42,931,048	7.63
Interest rate instruments	9,375,379	2.15	9,986,445	1.77
Metals	4,751,877	1.09	6,817,293	1.21
Single stock futures	4,901,226	1.12	5,709,471	1.01
Total	$84,875,930	19.45%	$102,169,951	18.14%

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

The following were the primary trading risk exposures of the Fund as of June 30, 2017, by market sector.

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

The following were the only non-trading risk exposures of the Fund as of June 30, 2017.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at June 30, 2017 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended June 30, 2017. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended June 30, 2017 were as follows:

	April	May	June	Total
A Units
Units redeemed	3,471.2529	1,675.4957	1,408.5627	6,555.3113
Average net asset value per unit	$3,989.56	$3,965.16	$3,812.48	$3,945.27

B Units
Units redeemed	735.1683	1,349.5706	1,836.0817	3,920.8206
Average net asset value per unit	$5,957.78	$5,930.16	$5,710.30	$5,832.38

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	—	—	—	—

R Units
Units redeemed	42.4202	498.4790	477.4725	1,018.3717
Average net asset value per unit	$985.54	$981.13	$944.91	$964.33

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith of incorporated by reference.

Exhibit No.	Description of Exhibit

1.1(a)	Form of Selling Agreement.

3.1(a)	Maryland Certificate of Limited Partnership.

4.1(a)	Limited Partnership Agreement.

10.1(a)	Form of Subscription Agreement.

31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement (File no. 000-50728) filed on April 29, 2004 on Form 10 under the 1934 Act, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Dated: August 14, 2017	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)

