Form 10-Q
period 2017-09-30
FUTURES PORTFOLIO FUND L.P.
filed 2017-11-13
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes ☒      No [ ]

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

Yes ☐     No ☒

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Financial Condition

September 30, 2017 and December 31, 2016

	September 30, 2017 (Unaudited)	December 31, 2016
Assets
Equity in broker trading accounts
Cash	$63,212,307	$80,906,352
Net unrealized gain (loss) on open futures contracts	3,322,740	8,921,229
Net unrealized gain (loss) on open forward currency contracts	(2,523,737)	830,153
Total equity in broker trading accounts	64,011,310	90,657,734
Cash and cash equivalents	14,115,897	37,230,210
Investment in SMFSF, at fair value	35,110,771	—
Investments in securities, at fair value (cost $257,003,148 and $424,687,833)	257,037,992	424,440,330
Certificates of deposit (CDs), at fair value (cost $2,885,431 and $35,406,974)	2,906,532	35,576,495
General Partner 1% allocation receivable	297,618	98,751
Exchange membership, at fair value (cost $189,000)	232,500	—
Subscriptions receivable	—	381,917
Total assets	$373,712,620	$588,385,437

Liabilities and Partners’ Capital (Net Asset Value) Liabilities
Trading Advisor management fees payable	$867,616	$885,524
Trading Advisor incentive fees payable	86,975	1,581,179
Commissions and other trading fees payable on open contracts	97,059	122,720
Cash Managers fees payable	97,911	102,622
General Partner management and performance fees payable	462,623	682,546
Selling agent and broker dealer servicing fees payable – General Partner	436,078	630,727
Administrative expenses payable – General Partner	87,272	127,136
Investment Manager fees payable	—	128,682
Distribution (12b-1) fees payable	—	2,961
Operating services fee payable	—	17,648
Redemptions payable	14,901,008	18,217,216
Subscriptions received in advance	286,000	2,687,191
Total liabilities	17,322,542	25,186,152

Partners’ Capital (Net Asset Value)
Class A Interests – 63,454.5898 and 84,825.0303 units outstanding at September 30, 2017 and December 31, 2016, respectively	241,910,199	347,445,757
Class B Interests – 17,360.6955 and 29,193.8071 units outstanding at September 30, 2017 and December 31, 2016, respectively	99,574,584	177,512,074
Class I Interests – 3,466.2779 and 3,828.4541 units outstanding at September 30, 2017 and December 31, 2016, respectively	3,238,494	3,763,781
Class R Interests – 12,286.3590 and 0 units outstanding at September 30, 2017 and December 31, 2016, respectively	11,666,801	—
Non-controlling interest	—	34,477,673
Total partners’ capital (net asset value)	356,390,078	563,199,285
Total liabilities and partners’ capital (net asset value)	$373,712,620	$588,385,437

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

 Consolidated Condensed Schedule of Investments

September 30, 2017 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$15,000,000	10/5/17	U.S. Treasury	1.04%	$14,998,499	4.21%
10,000,000	11/16/17	U.S. Treasury	1.01%	9,987,515	2.80%
15,000,000	12/14/17	U.S. Treasury	1.02%	14,970,272	4.20%
5,000,000	12/15/17	U.S. Treasury	1.00%	5,013,304	1.41%
4,200,000	1/31/18	U.S. Treasury	0.88%	4,202,118	1.18%
5,250,000	2/15/18	U.S. Treasury	1.00%	5,253,188	1.47%
500,000	3/31/18	U.S. Treasury	2.88%	504,062	0.15%
4,000,000	4/30/18	U.S. Treasury	2.63%	4,075,340	1.14%
Total U.S. Treasury securities (cost: $58,952,170)				59,004,298	16.56%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,500,000	10/25/17	Volvo Group Treasury North America	1.42%	1,498,589	0.42%
Banks
1,500,000	11/7/17	Bank of Tokyo-Mitsubishi UFJ, Ltd.	1.25%	1,498,073	0.42%
1,500,000	11/20/17	Nieuw Amsterdam Receivables Corp.	1.26%	1,497,396	0.42%
1,500,000	10/13/17	Oversea-Chinese Banking Corp. Ltd.	1.32%	1,499,340	0.42%
1,600,000	11/14/17	Standard Chartered Bank	1.28%	1,597,516	0.45%
1,600,000	10/17/17	Sumitomo Mitsui Banking Corporation	1.19%	1,599,154	0.45%
1,500,000	12/6/17	United Overseas Bank Limited	1.30%	1,496,453	0.42%
Beverage
1,500,000	10/23/17	Brown-Forman Corporation	1.23%	1,498,873	0.42%
Diversified financial services
1,600,000	10/5/17	DCAT, LLC	1.30%	1,599,769	0.45%
1,500,000	10/26/17	Gotham Funding Corporation	1.25%	1,498,698	0.42%
1,600,000	10/3/17	Manhattan Asset Funding Company LLC	1.31%	1,599,884	0.45%
1,500,000	10/11/17	The Liberty Company	1.30%	1,499,458	0.42%
1,500,000	10/5/17	The Regency Group, Inc.	1.23%	1,499,795	0.42%
1,500,000	11/15/17	Thunder Bay Funding, LLC	1.30%	1,497,581	0.42%
Energy
1,500,000	10/23/17	Dominion Energy Inc.	1.42%	1,498,708	0.42%
1,500,000	10/3/17	Duke Energy Corporation	1.44%	1,499,881	0.42%
1,600,000	10/20/17	Enterprise Products Operating LLC	1.43%	1,598,801	0.45%
1,500,000	10/2/17	NextEra Energy Capital Holdings, Inc.	1.44%	1,499,940	0.42%
1,500,000	10/11/17	The Southern Company	1.46%	1,499,396	0.42%
Insurance
1,600,000	10/10/17	AXA Financial, Inc.	1.30%	1,599,480	0.45%
Media
1,500,000	10/16/17	CBS Corporation	1.40%	1,499,131	0.42%
Total U.S. commercial paper (cost: $32,034,459)				32,075,916	9.00%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
1,200,000	11/28/17	Bank of Nova Scotia	1.31%	1,197,486	0.34%
Telecommunication
1,600,000	10/10/17	Telstra Corporation Limited	1.30%	1,599,480	0.45%
Total foreign commercial paper (cost: $2,791,319)				2,796,966	0.79%
Total commercial paper (cost: $34,825,778)				34,872,882	9.79%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2017 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$566,000	7/13/18	American Honda Finance Corporation	1.76%	$570,075	0.16%
368,000	2/22/19	American Honda Finance Corporation	2.14%	372,393	0.10%
5,700,000	3/2/18	Daimler Finance North America LLC	1.74%	5,712,676	1.60%
6,500,000	1/9/18	Ford Motor Credit Company LLC	2.24%	6,545,590	1.84%
670,000	2/19/19	Toyota Motor Credit Corporation	2.14%	678,739	0.19%
Banks
500,000	3/12/18	Commonwealth Bank of Australia	1.63%	500,484	0.14%
6,950,000	4/27/18	Credit Suisse AG	2.00%	6,998,862	1.97%
3,000,000	3/1/18	JPMorgan Chase & Co.	1.70%	3,005,120	0.84%
6,625,000	2/9/18	MUFG Americas Holdings Corporation	1.88%	6,651,433	1.87%
463,000	12/7/18	PNC Bank, National Association	1.72%	465,044	0.13%
Beverage
2,117,000	1/15/18	Anheuser-Busch Companies, LLC	5.50%	2,164,635	0.61%
Computers
2,000,000	2/22/19	Apple Inc.	1.70%	2,008,209	0.56%
3,000,000	2/22/19	Apple Inc.	2.13%	3,039,607	0.85%
Diversified financial services
450,000	3/3/20	American Express Credit Corporation	1.75%	451,596	0.13%
800,000	5/10/19	Branch Banking and Trust Company	1.84%	806,655	0.23%
2,600,000	2/15/19	Goldman Sachs Group, Inc.	7.50%	2,817,109	0.79%
2,250,000	4/25/19	Goldman Sachs Group, Inc.	2.35%	2,282,911	0.64%
3,000,000	10/15/18	Intercontinental Exchange, Inc.	2.50%	2,974,583	0.83%
250,000	6/12/20	Metropolitan Life Global Funding I	1.71%	251,391	0.07%
3,000,000	2/1/19	Morgan Stanley	2.45%	3,032,920	0.85%
362,000	5/21/18	Principal Life Global Funding II	1.62%	363,209	0.10%
336,000	2/1/19	USAA Capital Corporation	1.54%	337,257	0.09%
3,000,000	12/14/17	Visa Inc.	1.20%	3,011,720	0.85%
Energy
955,000	2/28/19	Chevron Corporation	1.41%	956,576	0.27%
3,000,000	12/1/17	Kinder Morgan, Inc.	2.00%	3,020,990	0.85%
118,000	11/30/17	Pacific Gas and Electric Company	1.52%	118,150	0.03%
Healthcare
7,500,000	6/7/18	Aetna Inc.	1.70%	7,545,250	2.13%
500,000	1/15/18	Anthem, Inc.	1.88%	502,289	0.14%
6,325,000	4/1/18	Zimmer Biomet Holdings, Inc.	2.00%	6,394,702	1.79%
Insurance
352,000	8/15/18	Berkshire Hathaway Inc.	1.15%	351,475	0.10%
466,000	4/13/18	New York Life Global Funding	1.70%	468,821	0.13%
Pharmaceuticals
5,775,000	5/14/18	AbbVie Inc.	1.80%	5,822,528	1.63%
4,200,000	5/11/20	Amgen Inc.	1.76%	4,231,929	1.19%
Retail
6,000,000	7/20/18	CVS Health Corporation	1.90%	6,036,703	1.69%
3,000,000	9/10/18	The Home Depot, Inc.	2.25%	3,023,948	0.85%
Software
3,500,000	10/8/19	Oracle Corporation	2.25%	3,580,789	1.00%
Telecommunication
6,000,000	2/15/19	AT&T Inc.	5.80%	6,355,987	1.78%
2,500,000	9/20/19	Cisco Systems, Inc.	1.67%	2,515,997	0.71%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2017 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Telecommunication (continued)
$247,000	5/20/19	QUALCOMM Incorporated	1.68%	$248,420	0.07%
Total U.S. corporate notes (cost: $106,537,281)				106,216,772	29.80%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$350,000	6/4/18	ABN AMRO Bank N.V.	1.80%	351,814	0.10%
539,000	10/30/18	ABN AMRO Bank N.V.	2.50%	548,489	0.15%
6,000,000	1/18/19	ABN AMRO Bank N.V.	1.94%	6,050,995	1.71%
511,000	6/12/20	National Bank of Canada	1.87%	513,630	0.14%
4,000,000	8/17/18	ING Bank N.V.	2.09%	4,032,551	1.13%
3,500,000	7/23/18	National Australia Bank Limited	1.95%	3,526,958	0.99%
262,000	3/2/18	Swedbank AB	1.60%	262,398	0.07%
300,000	3/12/18	Swedbank AB	1.75%	300,391	0.08%
500,000	1/22/19	Toronto-Dominion Bank	1.95%	502,999	0.14%
Diversified financial services
800,000	1/29/18	La Caisse Centrale Desjardins du Quebec	1.98%	804,302	0.23%
400,000	12/7/18	UBS AG	1.64%	401,027	0.11%
Energy
5,500,000	5/3/19	BP Capital Markets P.L.C.	1.68%	5,535,971	1.56%
5,500,000	9/12/19	Shell International Finance B.V.	1.38%	5,468,241	1.53%
2,500,000	5/11/20	Shell International Finance B.V.	2.13%	2,539,510	0.71%
608,000	1/15/18	Total Capital Canada Ltd.	1.45%	609,807	0.17%
Pharmaceuticals
5,915,000	3/12/18	Actavis Funding SCS	2.39%	5,942,041	1.68%
2,250,000	3/12/20	Actavis Funding SCS	2.57%	2,294,919	0.64%
Total foreign corporate notes (cost: $39,431,956)				39,686,043	11.14%
Total corporate notes (cost: $145,969,237)				145,902,815	40.94%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,200,859	10/15/19	Ally Auto Receivables Trust 2017-1	1.38%	1,200,826	0.33%
131,529	5/18/20	Americredit Automobile Receivables Trust 2017-1	1.51%	131,525	0.04%
195,028	7/15/24	ARI Fleet Lease Trust 2016-A	1.82%	195,286	0.05%
386,695	5/28/19	BMW Vehicle Owner Trust 2016-A	0.99%	386,294	0.11%
543,408	9/20/19	Capital Auto Receivables Asset Trust 2015-2	1.73%	544,255	0.15%
121,190	4/22/19	Capital Auto Receivables Asset Trust 2016-3	1.66%	121,315	0.03%
508,973	11/15/19	CarMax Auto Owner Trust 2016-4	1.21%	508,682	0.14%
450,000	9/15/20	CarMax Auto Owner Trust 2017-3	1.64%	450,256	0.13%
323,762	11/15/19	Drive Auto Receivables Trust 2016-C	1.67%	324,051	0.09%
350,000	8/15/19	Drive Auto Receivables Trust 2017-2	1.51%	350,232	0.10%
500,000	1/15/20	Drive Auto Receivables Trust 2017-A	1.77%	500,558	0.14%
237,502	2/22/21	Enterprise Fleet Financing, LLC	1.59%	237,544	0.07%
120,042	11/15/18	Ford Credit Auto Lease Trust 2016-A	1.42%	120,117	0.03%
151,021	3/15/19	Ford Credit Auto Owner Trust 2016-B	1.08%	150,999	0.04%
300,000	1/21/20	GM Financial Automobile Leasing Trust 2017-2	1.72%	300,173	0.08%
22,781	4/10/28	Hertz Fleet Lease Funding LP	1.63%	22,801	0.01%
356,284	9/17/18	Honda Auto Receivables 2016-2 Owner Trust	1.13%	356,357	0.10%
405,862	10/18/18	Honda Auto Receivables 2016-3 Owner Trust	1.01%	405,787	0.11%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2017 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Asset Backed Securities (continued)
Face Value	Maturity Date	Name	Yield[1]
Automotive (continued)
$706,657	5/15/19	Huntington Auto Trust 2016-1	1.29%	$706,833	0.20%
74,421	7/16/18	Hyundai Auto Lease Securitization Trust 2016-A	1.78%	74,499	0.02%
240,665	6/17/19	Hyundai Auto Receivables Trust 2016-A	1.21%	240,671	0.07%
800,000	2/18/20	Hyundai Auto Receivables Trust 2017-A	1.48%	800,174	0.22%
224,978	7/16/18	Mercedes-Benz Auto Lease Trust 2016-A	1.34%	225,101	0.06%
1,000,000	8/15/19	Mercedes-Benz Auto Lease Trust 2017-A	1.43%	1,001,308	0.28%
323,769	3/15/19	Mercedes-Benz Auto Receivables Trust 2016-1	1.11%	323,711	0.09%
700,000	9/16/19	Nissan Auto Lease Trust 2017-A	1.64%	700,314	0.20%
284,882	5/15/19	Nissan Auto Receivables	1.07%	284,768	0.08%
388,782	4/15/19	Nissan Auto Receivables 2016-B Owner Trust	1.05%	388,704	0.11%
173,704	11/15/19	Santander Drive Auto Receivables Trust 2016-3	1.34%	173,750	0.05%
625,000	5/15/19	Santander Drive Auto Receivables Trust 2017-1	1.57%	625,519	0.18%
235,612	2/18/20	Santander Drive Auto Receivables Trust 2017-1	1.49%	235,647	0.07%
300,000	6/15/20	Santander Drive Auto Receivables Trust 2017-3	1.67%	300,045	0.08%
29,808	7/16/18	Toyota Auto Receivables 2016-A Owner Trust	1.03%	29,816	0.01%
241,550	1/15/19	Toyota Auto Receivables 2016-C Owner Trust	1.00%	241,497	0.07%
Credit card
786,000	3/15/18	Capital One Multi-Asset Execution Trust	1.39%	786,334	0.22%
600,000	1/15/19	Discover Card Execution Note Trust	1.64%	600,257	0.17%
350,000	11/15/17	Synchrony Credit Card Master Note Trust	1.61%	350,338	0.10%
600,000	8/15/18	World Financial Network Credit Card Master Note Trust	1.44%	599,184	0.17%
Other
400,000	11/16/20	CNH Equipment Trust 2017-B	1.59%	400,999	0.11%
347,929	9/22/20	Dell Equipment Finance Trust 2015-2	1.72%	348,190	0.10%
Student loans
979,655	11/15/23	SMB Private Education Loan Trust 2016-B	1.88%	982,033	0.28%
531,147	3/25/31	SoFi Professional Loan Program 2016-B Llc	1.68%	531,247	0.15%
Total U.S. asset backed securities (cost: $17,255,963)				17,257,997	4.84%
Total investments in securities (cost: $257,003,148)				$257,037,992	72.13%

CERTIFICATES OF DEPOSIT
U.S. Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,000,000	6/6/18	BNP Paribas	1.59%	$1,005,408	0.28%
400,000	12/20/17	Lloyds Bank PLC	1.78%	400,653	0.11%
500,000	12/1/17	The Chiba Bank, Ltd.	1.45%	502,532	0.14%
Total U.S. certificates of deposit (cost: $1,900,000)				1,908,593	0.53%

Foreign Certificates of Deposit
Face Value	Maturity Date	Name	Yield[1]
Diversified financial services
$500,000	11/13/17	BP Capital Markets P.L.C.	2.88%	499,203	0.14%
500,000	12/8/17	BP Capital Markets P.L.C.	2.95%	498,736	0.14%
Total Foreign certificates of deposit (cost: $985,431)				997,939	0.28%
Total certificates of deposit (cost: $2,885,431)				$2,906,532	0.81%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2017 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$(92,279)	(0.03)%
Currencies	(1,347,106)	(0.38)%
Energy	962,186	0.27%
Equity indices	3,421,500	0.96%
Interest rate instruments	(2,796,092)	(0.78)%
Metals[2]	4,539,848	1.27%
Single stock futures	(78,306)	(0.02)%
Net unrealized gain (loss) on open long U.S. futures contracts	4,609,751	1.29%

Short U.S. Futures Contracts
Agricultural commodities	424,347	0.12%
Currencies	776,559	0.22%
Energy	(163,390)	(0.05)%
Equity indices	(675,600)	(0.19)%
Interest rate instruments	680,701	0.19%
Metals[2]	(4,680,251)	(1.31)%
Single stock futures	(60,526)	(0.02)%
Net unrealized gain (loss) on open short U.S. futures contracts	(3,698,160)	(1.04)%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	911,591	0.25%

Long Foreign Futures Contracts
Agricultural commodities	$(59,918)	(0.02)%
Currencies	(61,036)	(0.02)%
Energy	(154,707)	(0.04)%
Equity indices[2]	5,169,375	1.45%
Interest rate instruments[2]	(3,678,661)	(1.03)%
Metals	24,648	0.01%
Single stock futures	5,133	0.00%
Net unrealized gain (loss) on open long foreign futures contracts	1,244,834	0.35%

Short Foreign Futures Contracts
Agricultural commodities	(24,397)	(0.01)%
Currencies	(93,567)	(0.03)%
Energy	27,057	0.01%
Equity indices	(310,623)	(0.09)%
Interest rate instruments	1,567,370	0.45%
Metals	475	0.00%
Net unrealized gain (loss) on open short foreign futures contracts	1,166,315	0.33%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	2,411,149	0.68%

Net unrealized gain (loss) on open futures contracts	$3,322,740	0.93%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Condensed Schedule of Investments (continued)

September 30, 2017 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$(3,389,684)	(0.95)%
Short	1,093,092	0.31%
Net unrealized gain (loss) on open U.S. forward currency contracts	(2,296,592)	(0.64)%

Foreign Forward Currency Contracts
Long	(265,066)	(0.07)%
Short	37,921	0.01%
Net unrealized gain (loss) on open foreign forward currency contracts	(227,145)	(0.06)%

Net unrealized gain (loss) on open forward currency contracts	$(2,523,737)	(0.70)%

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

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2017 and 2016 (unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on:
Futures, forward currency and swap contracts	$(9,839,658)	$10,357,243	$(2,048,554)	$42,154,724
Investment in SMFSF	80,105	—	80,105	—
Investments in securities and CDs	142,942	(470,142)	169,099	(783,123)
Net change in unrealized gain (loss) on:
Futures, forward currency and swap contracts	17,516,487	(23,420,648)	(7,693,615)	3,683,254
Investment in SMFSF	(572,177)	—	(572,177)	—
Investments in securities and CDs	36,487	(968,179)	168,346	329,988
Exchange membership	21,750	—	43,500	—
Brokerage commissions and trading expenses	(1,247,256)	(1,348,979)	(3,742,728)	(3,923,241)
Net realized and changed in unrealized gain (loss) on investments	6,138,680	(15,850,705)	(13,596,024)	41,461,602

Net investment income (loss)
Income
Interest income (loss)	1,294,030	1,303,861	4,127,974	3,723,825

Expenses
Trading Advisor management fee	1,528,553	2,133,783	5,224,961	6,302,849
Trading Advisor incentive fee	86,974	991,813	3,401,806	4,290,609
Cash manager fees	76,038	128,822	269,927	377,753
General Partner management and performance fees	1,464,389	2,285,856	5,033,328	7,059,241
Selling agent and broker dealer servicing fees – General Partner	1,370,972	2,121,656	4,645,348	6,555,898
General Partner 1% allocation	12,530	(225,983)	(297,618)	165,646
Administrative expenses – General Partner	274,670	428,692	940,774	1,363,344
Investment Manager fees	226,354	392,201	953,748	1,043,940
Distribution (12b-1) fees	6,692	7,847	25,397	21,124
Operating services fee	31,043	53,788	130,800	186,914
Total expenses	5,078,215	8,318,475	20,328,471	27,367,318
Net investment income (loss)	(3,784,185)	(7,014,614)	(16,200,497)	(23,643,493)
Net income (loss)	2,354,495	(22,865,319)	(29,796,521)	17,818,109
Less: net (income) loss attributable to non-controlling interest	(1,114,081)	493,024	332,291	(1,419,145)
Net income (loss) attributable to the Fund	$1,240,414	$(22,372,295)	$(29,464,230)	$16,398,964

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations (continued)

For the Three and Nine Months Ended September 30, 2017 and 2016 (unaudited)

	Three Months Ended September 30,
	2017
	Class A	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(0.14)	$25.33	$6.43	$4.66
Net income (loss) per unit†	$5.31	$41.29	$6.59	$6.30

Weighted average number of units outstanding	66,562.7105	18,942.0684	3,751.4065	12,702.8260

	Three Months Ended September 30,
	2016
	Class A	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(169.30)	$(220.84)	$(33.00)	$—
Net income (loss) per unit†	$(170.75)	$(219.80)	$(33.00)	$—

Weighted average number of units outstanding	90,388.1104	30,992.2443	3,828.4541	—

	Nine Months Ended September 30,
	2017
	Class A	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(283.69)	$(344.84)	$(48.82)	$(50.43)
Net income (loss) per unit†	$(281.75)	$(342.26)	$(47.29)	$(50.88)

Weighted average number of units outstanding	73,215.6232	23,391.8162	3,597.1033	12,971.5921

	Nine Months Ended September 30,
	2016
	Class A	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$80.47	$201.75	$39.02	$—
Net income (loss) per unit†	$96.35	$228.34	$39.03	$—

Weighted average number of units outstanding	93,090.3784	31,883.0013	3,828.4541	—

† (based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	2017	2016
Cash flows from operating activities
Net income (loss)	$(29,796,521)	$17,818,109
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures, forwards and swap trading	7,671,816	(3,683,254)
Net realized and change in unrealized (gain) loss on SMFSF, securities and certificates of deposit	154,627	453,135
Purchases of securities, certificates of deposit and exchange membership	(572,811,282)	(811,168,364)
Proceeds from disposition of SMFSF, securities and certificates of deposit	720,420,797	793,882,748
Changes in
Exchange membership	(43,500)	—
Trading Advisor management fee payable	(17,908)	(470,369)
Trading Advisor incentive fee payable	(1,494,204)	774,957
Commissions and other trading fees payable on open contracts	(25,661)	(3,703)
Cash Managers fees payable	(4,711)	2,377
General Partner management and performance fees payable	(219,923)	(51,897)
General Partner 1% allocation receivable/payable	(198,867)	437,076
Selling agent and broker dealer servicing fees payable – General Partner	(194,649)	(52,054)
Administrative expenses payable – General Partner	(39,864)	(16,839)
Investment Manager fee payable	(16,315)	44,803
Distribution (12b-1) fees payable	370	501
Operating services fee payable	(2,238)	(15,906)
Net cash provided by (used in) operating activities	123,381,967	(2,048,680)

Cash flows from financing activities
Subscriptions	18,793,457	19,675,928
Subscriptions received in advance	286,000	1,729,565
Redemptions	(163,334,507)	(78,684,472)
Non-controlling interest – subscriptions	(161,710)	11,555,082
Non-controlling interest – redemptions	(269,299)	(3,332,132)
Effect of deconsolidation of SMFSF	(19,504,266)	—
Net cash provided by (used in) financing activities	(164,190,325)	(49,056,029)

Net increase (decrease) in cash and cash equivalents	(40,808,358)	(51,104,709)
Cash and cash equivalents, beginning of period	118,136,562	179,026,770
Cash and cash equivalents, end of period	$77,328,204	$127,922,061

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$63,212,307	$90,132,643
Cash and cash equivalents	14,115,897	37,789,418
Total end of period cash and cash equivalents	$77,328,204	$127,922,061

Supplemental disclosure of cash flow information
Prior period redemptions paid	$18,217,216	$11,143,201
Prior period subscriptions received in advance	$2,687,191	$1,086,965

Supplemental schedule of non-cash financing activities
Redemptions payable	$14,901,008	$7,373,477

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

For the Nine Months Ended September 30, 2017 and 2016

(Unaudited)

	Class A		Class B		Class I		Class R		Non-Controlling Interest
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Nine Months Ended September 30, 2017
Balance at December 31, 2016	84,825.0303	$347,445,757	29,193.8071	$177,512,074	3,828.4541	$3,763,781	—	$—	$34,477,673	$563,199,285
Net income (loss)		(20,628,190)		(8,005,986)		(170,098)		(659,956)	(332,291)	(29,796,521)
Subscriptions	991.2813	3,984,328	532.3170	3,218,700	519.3249	500,000	775.2776	760,000	13,017,620	21,480,648
Redemptions	(22,000.6112)	(87,487,792)	(10,390.4768)	(61,159,719)	(881.5011)	(855,189)	(1,887.9383)	(1,827,632)	(8,993,026)	(160,323,358)
Transfers	(361.1106)	(1,403,904)	(1,974.9518)	(11,990,485)	—	—	13,399.0197	13,394,389	—	—
Effect of Deconsolidation	—	—	—	—	—	—	—	—	(38,169,976)	(38,169,976)
Balance at September 30, 2017	63,454.5898	$241,910,199	17,360.6955	$99,574,584	3,466.2779	$3,238,494	12,286.3590	$11,666,801	$—	$356,390,078

Nine Months Ended September 30, 2016
Balance at December 31, 2015	98,034.9581	$412,948,548	33,265.6588	$204,329,032	3,828.4541	$3,767,830	—	—	$22,540,476	$643,585,886
Net income (loss)		8,969,533		7,280,014		149,417		—	1,419,145	17,818,109
Subscriptions	2,947.1337	13,195,318	1,171.9596	7,567,575	—	—	—	—	11,716,060	32,478,953
Redemptions	(10,767.9310)	(47,814,908)	(4,155.8782)	(27,081,645)	—	—	—	—	(3,350,327)	(78,246,880)
Transfers	(614.8596)	(2,672,735)	418.9100	2,672,735	—	—	—	—	—	—
Balance at September 30, 2016	89,599.3012	$384,625,756	30,700.6502	$194,767,711	3,828.4541	$3,917,247	—	—	$32,325,354	$615,636,068

Net Asset Value per Unit

	Class A	Class B	Class I	Class R

September 30, 2017	$3,812.34	$5,735.63	$934.29	$949.57
December 31, 2016	4,096.03	6,080.47	983.11	—
September 30, 2016	4,292.73	6,344.09	1023.19	—
December 31, 2015	4,212.26	6,142.34	984.17	—

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

The six classes of Units in the Fund differ only in the fees applicable to each class. Class A Units are subject to a 2% per annum selling agent fee. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. Class B Units are subject to a 0.2% per annum broker dealer servicing fee. Class I Units are subject to higher minimum investments requirements and lower General Partner management fees (0.75% per annum instead of 1.50% per annum) as well as a General Partner performance fee (7.5% of new profits, described more fully in Footnote 4). Class R Units do not pay selling compensation or servicing fees to selling agents, and are generally intended for clients of registered investment advisors. Class R Units were introduced in March 2017, and Class A2 and A3 Units were introduced in June 2017. On April 1, 2017, approximately $14 million in Class B Units transferred to R Units. There were no Class A2 or Class A3 Units outstanding on September 30, 2017.

During 2014, the Fund purchased $58.5 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFSF”). SMFSF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end management investment company.   SMFSF issues four classes of shares: Class A, C, I and N. The General Partner serves as the investment manager of SMFSF.

SMFSF has a similar investment strategy to the Fund, using commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments. Prior to March 2016, SMFSF used a total return swap to gain access to the gains and losses of a basket of trading advisors.

Prior to August 31, 2017, the Fund owned more than 50% of the outstanding shares of SMFSF and therefore had effective control of that entity. Accordingly, the assets, liabilities and operating results of SMFSF were consolidated with the Fund through that date. The portion of SMFSF that was not owned by the Fund was presented as the non-controlling interest.

On August 31, 2017, the Fund’s ownership of SMFSF dropped below 50%. With this decrease in ownership, the Fund no longer has effective control of SMFSF, and effective August 31, 2017 no longer consolidates the assets, liabilities and operating results of SMFSF into the Fund. The Fund continues to hold an investment in SMFSF and now accounts for the investment under the equity method of accounting which approximates fair value. The investment in SMFSF is reported on the statement of financial condition as investment in SMFSF. For financial reporting purposes, SMFSF is treated as a related party. Please see Note 13 for additional information regarding the deconsolidation of this subsidiary.

For the three and nine months ended September 30, 2017, the Fund redeemed $5 million and $16 million, respectively, of its investment in SMFSF.

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

Level 1 –	Fair value is based on unadjusted quoted prices for identical instruments in active markets. Financial instruments utilizing Level 1 inputs include futures contracts, U.S. Treasury securities, money market funds and the investment in SMFSF.

Level 2 –	Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach. Financial instruments utilizing Level 2 inputs include forward currency contracts, swaps, commercial paper, corporate notes, certificates of deposit, asset backed securities and the exchange membership.

Level 3 –	Fair value is based on valuation techniques in which one or more significant inputs are unobservable. The Fund has no financial instruments utilizing Level 3 inputs.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended September 30, 2017 and year ended December 31, 2016, there were no such transfers between levels.

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

The investment in SMFSF, a money market fund and futures contracts are valued using quoted market prices for identical assets in active markets, and are classified within Level 1. The money market fund is included in cash and cash equivalents in the consolidated statements of financial condition. The fair values of forward currency contracts are based upon third-party quoted dealer values on the interbank market and are classified within Level 2.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through September 30, 2017. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2013.

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

In May 2014, the FASB issued revenue recognition guidance, which will replace most pre-existing revenue recognition guidance in current U.S. generally accepted accounting principles. The guidance provides a framework for addressing revenue recognition and, for the Fund, is effective January 1, 2018. The Fund is evaluating the impact of this new guidance and does not expect its adoption to have a material effect on its results of operations or financial position.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At September 30, 2017
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$3,322,740	$—	$3,322,740
Net unrealized gain (loss) on open forward currency contracts*	—	(2,523,737)	(2,523,737)
Cash and cash equivalents:
Money market fund	8,908,857	—	8,908,857
Investment in SMFSF	35,110,771	—	35,110,771
Investments in securities:
U.S. Treasury securities*	59,004,298	—	59,004,298
Asset backed securities*	—	17,257,997	17,257,997
Commercial paper*	—	34,872,882	34,872,882
Corporate notes*	—	145,902,815	145,902,815
Certificates of deposit*	—	2,906,532	2,906,532
Exchange membership	—	232,500	232,500
Total	$106,346,666	$198,648,989	$304,995,655

*See the consolidated condensed schedule of investments for further description.

At December 31, 2016
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$8,921,229	$—	$8,921,229
Net unrealized gain (loss) on open forward currency contracts*	—	830,153	830,153
Cash and cash equivalents:
Money market fund	24,246,700	—	24,246,700
Investments in securities:
U.S. Treasury securities*	91,313,694	—	91,313,694
Asset backed securities*	—	36,022,365	36,022,365
Commercial paper*	—	67,749,447	67,749,447
Corporate notes*	—	229,354,824	229,354,824
Certificates of deposit*	—	35,576,495	35,576,495
Total	$124,481,623	$369,533,284	$494,014,907

*See the consolidated condensed schedule of investments for further description.

There were no Level 3 holdings at September 30, 2017 and December 31, 2016, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At September 30, 2017, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

September 30, 2017	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts: Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,361,922	$(1,114,169)	$247,753
Currencies	1,117,435	(1,842,585)	(725,150)
Energy	1,566,134	(894,988)	671,146
Equity indices	9,591,429	(1,986,777)	7,604,652
Interest rate instruments	2,569,236	(6,795,918)	(4,226,682)
Metals	9,968,173	(10,083,453)	(115,280)
Single stock futures	305,808	(439,507)	(133,699)
Net unrealized gain (loss) on open futures contracts	$26,480,137	$(23,157,397)	$3,322,740

Net unrealized gain (loss) on open forward currency contracts	$3,056,836	$(5,580,573)	$(2,523,737)

At September 30, 2017, there were 49,820 open futures contracts and 3,017 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at September 30, 2017 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank AG	$(256,397)	$—	$—	$(256,397)
Deutsche Bank Securities, Inc.	1,103,229	—	—	1,103,229
JP Morgan Securities, LLC	1,656,749	—	—	1,656,749
SG Americas Securities, LLC	562,762	—	—	562,762
Société Générale International Limited	(300,191)	—	—	(300,191)
UBS AG	(1,967,149)	—	—	(1,967,149)
Total	$799,003	$—	$—	$799,003

For the three and nine months ended September 30, 2017, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(6,541,457)	$1,227,206	$(6,596,357)	$(443,395)
Currencies	1,135,806	(636,093)	(6,620,973)	(1,390,426)
Energy	(6,004,129)	4,237,001	(23,769,957)	(1,540,634)
Equity indices	4,717,902	12,586,291	58,408,937	4,639,226
Interest rate instruments	(7,694,836)	1,858,105	(16,896,028)	(6,169,056)
Metals	1,104,206	686,981	(6,179,041)	473,428
Single stock futures	341,862	(128,685)	1,532,908	38,411
Total futures contracts	$(12,940,646)	$19,830,806	$(120,511)	$(4,392,446)

Forward currency contracts	2,774,595	(1,888,144)	(3,268,948)	(3,279,370)

Total futures, forward currency and swap contracts	$(10,166,051)	$17,942,662	$(3,389,459)	$(7,671,816)

For the three months ended September 30, 2017, the number of futures contracts closed was 512,812 and the number of forward currency contracts closed was 56,054. For the nine months ended September 30, 2017, the number of futures contracts closed was 1,500,502 and the number of forward currency contracts closed was 164,068.

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

4.	General Partner

At September 30, 2017 and December 31, 2016, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund; however, the beneficiary of the majority shareholder of the General Partner had the following investment in Class I Units:

	September 30, 2017	December 31, 2016
Units Owned	254.4114	254.4114
Value of Units	$237,693	$250,114

The following fees are paid to the General Partner:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, A3, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, A3, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears.

▪	Management fee – SMFSF incurs a monthly fee equal to 1/12th of 1.75% of the month-end net asset value of the trust, payable in arrears to the General Partner. Prior to March 1, 2016, the management fee was 1/12th of 1.25% per month.

▪	Distribution (12b-1) fee – SMFSF incurs a monthly 12b-1 fee of 1/12th of 0.25% of the month-end net asset value of the Class A and N shares, and 1/12th of 1% of the month-end value of the Class C shares.

▪	Selling Agent Fees – the Class A, A2, A3, Units incur a monthly fee equal to 1/12th of 2%, 0.6%, and 0.75% of the month-end net asset value of the Class A, A2, and A3 Units, respectively. Selling agent fees amounted to $1,314,201 and $2,019,793 for the three months ended September 30, 2017 and 2016, respectively. Selling agent fees amounted to $4,432,752 and $6,242,165 for the nine months ended September 30, 2017 and 2016, respectively. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. Broker dealer servicing fees amounted to $56,771 and $101,863 for the three months ended September 30, 2017 and 2016, respectively. Broker dealer servicing fees amounted to $212,596 and $313,733 for the nine months ended September 30, 2017 and 2016, respectively. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

▪	Operating Services Fee – SMFSF incurs a monthly fee equal to 1/12th of 0.24% of the month-end net asset value of the trust, payable to the General Partner. The General Partner, in turn, pays the operating expenses of the trust, pursuant to an operating services agreement between the parties. Prior to March 1, 2016, the operating services fee was 1/12th of 0.5% per month.

▪	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the fund, payable in arrears to the General Partner. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

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

J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) provide cash management services to the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.14% and 0.10% of the investments in securities and certificates of deposit as of the period ended September 30, 2017 and 2016, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At September 30, 2017 and December 31, 2016, the Fund had margin deposit requirements of $78,694,889 and $103,248,865, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A, A2, A3, B and R units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, A2, A3, B, I or R interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At September 30, 2017 and December 31, 2016, the Fund received advance subscriptions of $286,000 and $2,687,191, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at September 30, 2017.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$59,004,298	$32,075,916	$106,216,772	$17,257,997	$1,908,593	$216,463,576	60.73%
Netherlands	—	—	18,991,600	—	—	18,991,600	5.33%
United Kingdom	—	—	5,936,998	—	997,939	6,934,937	1.95%
Canada	—	1,197,486	2,430,738	—	—	3,628,224	1.02%
Australia	—	1,599,480	3,526,958	—	—	5,126,438	1.44%
Luxumbourg	—	—	8,236,960	—	—	8,236,960	2.31%
Sweden	—	—	562,789	—	—	562,789	0.16%
Singapore	—	—	—	—	—	—	0.00%
Total	$59,004,298	$34,872,882	$145,902,815	$17,257,997	$2,906,532	$259,944,524	72.94%

The following table presents the exposure at December 31, 2016.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$91,313,694	$52,068,922	$186,349,217	$36,022,365	$35,576,495	$401,330,693	71.25%
Australia	—	2,497,272	7,501,543	—	—	9,998,815	1.78%
Netherlands	—	—	15,052,634	—	—	15,052,634	2.67%
Luxumbourg	—	2,099,839	2,915,384	—	—	5,015,223	0.89%
Canada	—	—	6,864,143	—	—	6,864,143	1.22%
France	—	3,470,593	7,471,652	—	—	10,942,245	1.94%
Great Britain	—	1,999,682	—	—	—	1,999,682	0.36%
Sweden	—	399,256	2,974,538	—	—	3,373,794	0.60%
Singapore	—	1,499,891	—	—	—	1,499,891	0.27%
Germany	—	2,499,715	—	—	—	2,499,715	0.44%
Hong Kong	—	1,214,277	—	—	—	1,214,277	0.22%
Cayman Islands	—	—	225,713	—	—	225,713	0.04%
Total	$91,313,694	$67,749,447	$229,354,824	$36,022,365	$35,576,495	$460,016,825	81.68%

9.	Indemnifications

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

The consolidated statements of financial condition, including the consolidated condensed schedule of investments, at September 30, 2017, the consolidated statements of operations, the consolidated statements of cash flows, and consolidated statement of changes in partners’ capital (net asset value) for the three and nine months ended September 30, 2017 and 2016, and the accompanying notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such consolidated financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at September 30, 2017, results of operations, cash flows and changes in partners’ capital (net asset value) for the three and nine months ended September 30, 2017 and 2016. The results of operations for the three and nine months ended September 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year or any other period. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three and nine months ended September 30, 2017 and 2016, assuming the unit was outstanding throughout the entire period:

	Three Months Ended September 30, 2017
	Class A	Class B	Class I	Class R†
Per Unit Operating Performance

Net asset value per unit, beginning of period	$3,812.48	$5,710.30	$927.86	$944.91

Net realized and change in unrealized gain (loss) on investments (1)	43.86	65.63	10.47	10.72
Net investment income (loss) (1)	(44.00)	(40.30)	(4.04)	(6.06)
Total income (loss) from operations	(0.14)	25.33	6.43	4.66

Net asset value per unit, end of period	$3,812.34	$5,735.63	$934.29	$949.57

Total return (4)	(0.00)%	0.44%	0.69%	0.49%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	5.91%	4.12%	3.04%	3.85%
General Partner 1% allocation (4)	0.00%	0.01%	0.01%	0.01%
Net total expenses	5.91%	4.13%	3.05%	3.86%

Net investment income (loss) (2) (3) (5)	(4.56)%	(2.76)%	(1.69)%	(2.50)%

	Three Months Ended September 30, 2016
	Class A	Class B	Class I	Class R†
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,462.03	$6,564.93	$1,056.19	$—

Net realized and change in unrealized gain (loss) on investments (1)	(111.25)	(164.59)	(26.64)	—
Net investment income (loss) (1)	(58.05)	(56.25)	(6.36)	—
Total income (loss) from operations	(169.30)	(220.84)	(33.00)	—

Net asset value per unit, end of period	$4,292.73	$6,344.09	$1,023.19	$—

Total return (4)	(3.79)%	(3.36)%	(3.12)%	—

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	6.26%	4.44%	3.40%	—
General Partner 1% allocation (4)	(0.04)%	(0.03)%	(0.03)%	—
Net total expenses	6.22%	4.41%	3.37%	—

Net investment income (loss) (2) (3) (5)	(5.40)%	(3.58)%	(2.55)%	—

	Nine Months Ended September 30, 2017
	Class A	Class B	Class I	Class R†
Per Unit Operating Performance

Net asset value per unit, beginning of period or at issuance	$4,096.03	$6,080.47	$983.11	$1,000.00

Net realized and change in unrealized gain (loss) on investments (1)	(119.55)	(177.28)	(29.74)	(35.44)
Net investment income (loss) (1)	(164.14)	(167.56)	(19.08)	(14.99)
Total income (loss) from operations	(283.69)	(344.84)	(48.82)	(50.43)

Net asset value per unit, end of period	$3,812.34	$5,735.63	$934.29	$949.57

Total return (4)	(6.93)%	(5.67)%	(4.97)%	(5.04)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	6.84%	5.08%	3.97%	4.51%
General Partner 1% allocation (4)	(0.07)%	(0.06)%	(0.05)%	(0.05)%
Net total expenses	6.77%	5.02%	3.92%	4.46%

Net investment income (loss) (2) (3) (5)	(5.60)%	(3.83)%	(2.71)%	(3.19)%

	Nine Months Ended September 30, 2016
	Class A	Class B	Class I	Class R†
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,212.26	$6,142.34	$984.17	$—

Net realized and change in unrealized gain (loss) on investments (1)	268.86	390.49	62.15	—
Net investment income (loss) (1)	(188.39)	(188.74)	(23.13)	—
Total income (loss) from operations	80.47	201.75	39.02	—

Net asset value per unit, end of period	$4,292.73	$6,344.09	$1,023.19	$—

Total return (4)	1.91%	3.28%	3.97%	—

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	6.48%	4.65%	3.72%	—
General Partner 1% allocation (4)	0.02%	0.04%	0.04%	—
Net total expenses	6.50%	4.69%	3.76%	—

Net investment income (loss) (2) (3) (5)	(5.68)%	(3.85)%	(2.92)%	—

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

(5) Ratio excludes General Partner 1% allocation.

† Class R Units were first issued on April 1, 2017.

12. Subsequent Events

Subsequent to quarter end, there were $396,000 of contributions and $8,416,495 of redemptions from the Fund, and the Fund redeemed $2,000,000 of its investment in SMFSF.

13. Deconsolidation of Steben Managed Futures Strategy Fund

As of August 31, 2017, the Fund no longer has effective control of the financial and operating policies of SMFSF as it no longer owns a majority of the outstanding shares of that mutual fund. Accordingly, the Fund deconsolidated the related assets, liabilities and non-controlling interest in SMFSF on that date. The Fund did not receive any consideration in the deconsolidation of SMFSF and there was no gain or loss upon deconsolidation.

The assets and liabilities which the Fund deconsolidated were:

Assets	August 31, 2017
Equity in broker trading accounts
Cash	$17,813,620
Net unrealized gain (loss) on open futures contracts	1,206,044
Net unrealized gain (loss) on open forward currency contracts	74,520
Total equity in broker trading accounts	19,094,184
Cash and cash equivalents	1,690,646
Investments in securities, at fair value	53,611,230
Subscription receivable	543,627
Liabilities
Trading advisor management fees	112,367
Distribution (12b-1) fees payable	3,331
Operating services fee payable	15,410
Redemptions payable	35,760
Net assets deconsolidated	74,772,819

Less: non-controlling interest	(38,169,976)

Fair value of interest retained	$36,602,843

The fair value of the Fund’s investment in SMFSF is based on the unadjusted quoted market price per share.

On the statement of cash flows, the balance of cash and cash equivalents deconsolidated on August 31, 2017 was $19,504,266.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of September 30, 2017 and third quarter 2017 gross performance contribution by sector was as follows:

Risk Allocation	Net Position	Sector	Gross Performance Contribution
11%	Mixed	Agriculture	(1.22)%
10%	Long	Energy	(0.36)%
8%	Mixed	Metals	0.32%
24%	Long USD & EM	Currencies	0.08%
25%	Long	Equity indices	3.70%
22%	Short	Interest rates	(1.77)%

As of September 30, 2017, the Fund held a balanced set of exposures across each of the major sectors. The Fund was positioned long in equity index futures globally as a result of the continued upward trend in stock prices. Interest rate positions were tilted towards the long side and the Fund held its main exposure in European, Japanese and U.S. interest rate contracts. Weakening in the U.S. dollar caused the Fund to be positioned long in the euro and emerging market currencies. Within the commodity sector, the Fund was long energy, long metals and short agricultural commodities.

In September, the Fund made an adjustment to its line-up of managers, adding Millburn, whose program blends trend following, machine learning and other futures strategies. The Fund also removed Lynx as a trading advisor.

Results of Operations

The returns for each Class of Units for the nine months ended September 30, 2017 and 2016 were:

Class of Units	2017	2016
Class A	(6.93)%	1.91%
Class B	(5.67)%	3.28%
Class I	(4.97)%	3.97%
Class R	(5.04)%	—

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

July

Summertime markets were mostly quiet in July, despite political fireworks in the U.S. as Congress attempted to repeal the Affordable Care Act. The contentious nature of the vote and an inability to reach solidarity within the Republican Party was viewed as an impediment for passing tax reform and infrastructure spending later this year. The sector most impacted by the uncertainty was currencies. After starting the year at $1.05 against the U.S. dollar, the euro strengthened to $1.18, rising in six of seven months this year and returning to its highest levels since early 2015. Equity indices drifted to all-time highs and largely ignored the political tumult in Washington.

The Fund was profitable in equity and currency markets, with slight losses in commodity and interest rate sectors. During the last three months, the Fund switched from a long U.S. dollar position against the euro to being short U.S. dollar and long euro. The timing worked out favorably for the Fund due to the continued appreciation of the euro. Equity indices have been in an uptrend since March 2016 and the Fund continues to benefit from being long equities. Commodity prices were mostly rangebound in July and had a limited impact on overall Fund performance. Overall, the Fund finished the month with a net gain of 0.81%, 0.96%, 1.04% and 0.98% for Class A, B, I and R Units, respectively.

August

As summer entered the final stretch, global markets were generally calm, although there were periodic bouts of volatility due to an escalating North Korean threat and a terrorist attack in Spain. In the early part of the month, equity markets in the U.S. reached all-time highs, but valuation concerns along with the prospect of North Korean missile tests near the island of Guam caused markets to sell-off. In foreign exchange markets, the U.S. dollar continued to weaken against the euro, with the exchange rate returning to early 2015 levels.

The Fund experienced broad based profits in August, with the strongest gains coming from the interest rate, metals, foreign exchange and agricultural sectors. Relatively choppy trading conditions in equity markets were a modest detractor for the Fund’s long equity allocation. Within the metals sector, the Fund was long copper and gold futures, which were profitable as those markets rallied. A long euro exposure was beneficial and the Fund was also profitable trading emerging market currency pairs. Growing trepidation for a looming U.S. government shutdown in the fall led to a drop in interest rates as bond prices appreciated. The Fund was positioned long in interest rate contracts and realized profits as a result. Overall, the Fund finished the month with a net gain of 3.14%, 3.30%, 3.38% and 3.31% for Class A, B, I and R Units, respectively.

September

September saw a hawkish turn in central bank policy guidance due to rising inflation forecasts. Both the Federal Reserve and the Bank of England indicated that interest rate hikes were imminent. The Fed also announced that, starting in October, it would begin to sell bonds from its $4.5 trillion balance sheet. This led to a rise in U.S. and European bond yields, a fall in bond prices, a rally in the British pound and U.S. dollar, and a decline in gold. President Trump and Congressional Republicans turned their attention to long-promised tax cuts, propelling stock indices higher. Despite the prospect of monetary tightening and rising tension with North Korea, equity market volatility remained abnormally low, as the average level of the VIX so far in 2017 has been lower than any other year since the inception of the index.

The Fund profited from the sustained bullish trend in equities and also made gains from long positions in the energy sector as oil prices continued their recovery. However, long bond positions suffered as yields jumped on impending central bank tightening. The rise in the British pound and in the U.S. dollar hurt short positions in those currencies. In metals, long copper positions were negatively impacted by a price reversal caused by weaker Chinese demand. In September, the Fund made an adjustment to its line-up of managers, removing Lynx and adding Millburn, whose program blends trend following, machine learning and other futures strategies. Overall, the Fund finished the month with a net loss of 3.83%, 3.69%, 3.61% and 3.67% for Class A, B, I and R Units, respectively.

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

August

The end of summer brought about very light trading volumes across most major markets, leading to minimal price movement in equity markets and a moderate sell-off in bonds. Indicative of the calm markets, the CBOE Volatility Index (VIX) closed as low as 11 during the month, the lowest reading in more than two years. Global equity indices traded within a narrow range as traders awaited further clarity on upcoming events such as the Presidential election in the U.S. and the possibility of interest rate hikes by the Federal Reserve. Oil was one of the few markets to see a significant move, reversing a two-month sell-off. Rumors that OPEC was 37 considering an output freeze in September caused the price of crude to bounce from a low of $39 per barrel in early August to $49 around mid-month.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at September 30, 2017 and December 31, 2016. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	September 30, 2017		December 31, 2016
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$4,673,892	1.31%	$5,685,505	1.01%
Currencies	17,187,980	4.82	25,932,828	4.60
Energy	4,533,874	1.27	5,107,361	0.91
Equity indices	37,341,526	10.48	42,931,048	7.63
Interest rate instruments	8,942,784	2.51	9,986,445	1.77
Metals	4,312,514	1.21	6,817,293	1.21
Single stock futures	4,948,027	1.39	5,709,471	1.01
Total	$81,940,597	22.99%	$102,169,951	18.14%

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

The following were the primary trading risk exposures of the Fund as of September 30, 2017, by market sector.

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

The following were the only non-trading risk exposures of the Fund as of September 30, 2017.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at September 30, 2017 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended September 30, 2017. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended September 30, 2017 were as follows:

	July	August	September	Total
A Units
Units redeemed	1,835.2231	2,053.8045	2,223.8027	6,112.8303
Average net asset value per unit	$3,843.37	$3,964.19	$3,812.34	$3,872.67

B Units
Units redeemed	1,489.5285	988.1814	1,017.0952	3,494.8051
Average net asset value per unit	$5,765.14	$5,955.23	$5,735.63	$5,810.30

I Units
Units redeemed	—	—	380.17	380.1716
Average net asset value per unit	$937.54	$969.26	$934.29	$934.29

R Units
Units redeemed	84.6675	538.2074	246.6917	869.5666
Average net asset value per unit	$954.14	$985.77	$949.57	$972.42

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

Dated: November 13, 2017	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)