Form 10-Q/A
period 2017-09-30
FUTURES PORTFOLIO FUND L.P.
filed 2017-12-28
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

Yes ☐     No ☒

EXPLANATORY NOTE

We identified the wrong periodic report in the first paragraph of the certification appearing in Exhibit 31.01.  There were no changes made to the accompanying Form 10-Q.

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