Form 10-K
period 2017-12-31
FUTURES PORTFOLIO FUND L.P.
filed 2018-03-20
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Futures Portfolio Fund, Limited Partnership (“Fund”) is a Maryland limited partnership, was formed on May 11, 1989 and began trading on January 2, 1990. Using professional trading advisors, the Fund engages in the speculative trading of futures contracts, forward currency contracts and other financial instruments traded in the United States (“U.S.”) and internationally. The Fund primarily trades within seven market sectors: agricultural commodities, currencies, energy products, equity indices, interest rate instruments, metals and single stock futures.

The Fund’s fiscal year ends each December 31, and the Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Third Amended and Restated Limited Partnership Agreement (“Partnership Agreement”). At December 31, 2017, the capitalization of the Fund and net asset value per limited partner interest (“Units”) was as follows:

Class of Units	Capitalization	Net Asset Value per Unit
Class A	$240,860,323	$4,146.91
Class B	100,657,081	6,266.93
Class I	3,547,299	1,023.37
Class R	12,470,722	1,038.05
Total	$357,535,425

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

During 2014, the Fund purchased $58.5 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFSF”). SMFSF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end investment company. SMFSF issues four classes of shares: Class A, C, I and N. The General Partner serves as the investment manager of SMFSF.

SMFSF has a similar investment strategy to the Fund, using commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments.

At February 28, 2018, the Fund owned 40% of the value of the outstanding shares of SMFSF. Prior to August 31, 2017, the Fund owned more than 50% of the value of outstanding shares of SMFSF and therefore had effective control of that entity. Accordingly, the assets, liabilities and operating results of SMFSF were consolidated with the Fund through that date. The portion of SMFSF that was not owned by the Fund was presented as the non-controlling interest. Effective August 31, 2017, the Fund no longer consolidated the assets, liabilities and operating results of SMFSF into the Fund. The Fund reports changes in the fair value of its investment in SMFSF on the Statement of Operations. The investment in SMFSF is reported on the statement of financial condition as investment in SMFSF. For financial reporting purposes, SMFSF is treated as a related party. During 2017, the Fund redeemed $19 million of its investment in SMFSF.

The Fund maintains its margin deposits and reserves in cash, U.S. Treasury securities, registered U.S. money market funds, commercial paper, certificates of deposit, asset backed securities and corporate notes in accordance with Commodity Futures Trading Commission (“CFTC”) rules. All related income earned accrues to the benefit of the Fund.

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

Trading Advisors

As of February 28, 2018, the Trading Advisors of the Fund and the allocation of the Fund’s trading level are reflected as follows:

% of Total Allocations
Winton Capital Management Ltd.	18.0%
Crabel Capital Management, LLC	17.4%
Quantitative Investment Management, LLC	12.4%
FORT, LP	11.9%
Transtrend BV	9.7%
Other Trading Advisors who individually represent less than 8% of the Fund’s net assets	30.6%

These allocations are subject to change at the General Partner’s sole discretion.

An objective of the Fund’s multi-manager approach is to reduce the Fund’s volatility without sacrificing overall rates of return. Trading Advisors are selected by the General Partner based on a number of operational and performance factors.

Selling Agents

The General Partner acts as a selling agent for the Fund. The General Partner has and intends to continue to appoint certain other broker-dealers registered under the Securities Exchange Act of 1934, as amended (“1934 Act”), and members of FINRA, to act as additional selling agents with respect to Class A, A2, A3, B, I and R Units. Selling agents are selected to assist in the making of offers and sales of Class A, A2, A3, B, I and R Units. The Fund currently has approximately 100 selling agents. The selling agents are not required to purchase any Class A, A2, A3, B, I or R Units, or sell any specific number or dollar amount of Class A, A2, A3, B, I and R Units, but instead use their best efforts to sell such Units. Where the General Partner acts as the selling agent it retains the selling agent fees, if any.

Futures Brokers and Forward Currency Counterparties

The Fund’s futures trading is currently conducted with SG Americas Securities, LLC (“SGAS”), J.P. Morgan Securities LLC (“JPMS”), and Deutsche Bank Securities, Inc. (“DBSI”). The Fund’s forward currency trading is conducted with Société Générale International Limited, Deutsche Bank AG, and UBS AG. SGAS and Société Générale International Limited are wholly-owned subsidiaries of Société Générale. Société Générale is a société anonyme governed by French law. JPMS is an indirect, wholly-owned subsidiary of JPMorgan Chase & Co., one of the largest bank holding companies in the U.S. DBSI is an indirect, wholly-owned subsidiary of Deutsche Bank AG, one of the largest bank holding companies in Europe. UBS AG is another of the fund’s forward currency counterparties. UBS AG is a global financial services company operating in more than 50 countries.

The General Partner may, in its discretion, have the Fund use other futures brokers, swap or forward currency counterparties if it deems it to be in the best interest of the Fund.

Cash Managers

The Fund has engaged Principal Global Investors, LLC (“PGI” or the “Cash Manager”) to provide cash management services to the Fund. PGI manages the Fund’s cash and excess margin through investments in fixed income instruments, pursuant to investment parameters established by the General Partner.

Description of Current Charges

Charges	Amount
Trading Advisor Management Fees

Each class of Units incurs monthly trading advisor management fees, payable monthly or quarterly in arrears, to the Trading Advisors (based on the assets under their management). The fees range from 0% to 3% annually.

Trading Advisor Incentive Fees

Each class of Units incurs periodic trading advisor incentive fees, payable in arrears to the Trading Advisors, for any “Net New Trading Profits” generated on the portion of the Fund the respective Trading Advisor manages. The incentive fees range from 0% to 30%.

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

Brokerage Commissions and Expenses

The Fund incurs brokerage commissions and expenses on U.S. futures exchanges at an average of $2.31 per “round-turn” futures transaction (includes NFA, execution, clearing and exchange fees). Brokerage commissions and expenses may be higher for trades executed on certain foreign exchanges.

Cash Manager Fees	Each class of Units incurs a monthly cash manager fee, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.14% of the investments in securities and certificates of deposit.
General Partner Management Fee

The Fund incurs a monthly fee on Class A, A2, A3, B, and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, A3, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

General Partner Performance Fee

The Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. The general partner performance fee is payable quarterly in arrears.

In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods are carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods.

General Partner 1 percent allocation	Each year, the General Partner receives an annual allocation of 1% of net income earned by the Fund, or pays to the Fund 1% of any net loss incurred by the Fund.
Selling Agent Fees and Broker Dealer Servicing Fees

The General Partner charges monthly selling agent fees and broker dealer servicing fees, equal to 1/12th of 2% and 0.2% of the month-end net asset value for Class A and B Units, respectively, payable in arrears. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. The General Partner, in turn, pays selling agent fees and broker dealer servicing fees to the respective selling agents. If selling agent fees are not paid to the selling agents, or if the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

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

Market Sectors

The Fund trades speculatively, through the allocation of its assets to Trading Advisors, in U.S. and international futures markets, and may trade or hold futures, forwards, swaps or options. Specifically, the Fund trades futures on agricultural commodities, currencies, energy products, equity indices, interest rate instruments, metals and single stock futures. The Fund also trades forward currency contracts and may trade options, swaps and other forwards other than currencies in the future.

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

Commodity exchanges in the U.S. are subject to regulation under the Commodity Exchange Act (“CEAct”), by the CFTC, the governmental agency having responsibility for regulation of commodity exchanges and commodity interest trading conducted thereon. The function of the CFTC is to implement the objectives of the CEAct of preventing price manipulation and excessive speculation and promoting orderly and efficient commodities markets. In addition, the various commodity exchanges themselves exercise regulatory and supervisory authority over their members.

The CFTC has exclusive authority to designate exchanges for the trading of specific futures contracts and options on futures contracts and physicals and to prescribe rules and regulations for the marketing of each. The CFTC also possesses exclusive jurisdiction to regulate the activities of commodity trading advisors, commodity pool operators, introducing brokers, futures commodity merchants, swap dealers and floor brokers, among others, and may suspend, modify or terminate the registration of any registrant for failure to comply with CFTC rules or regulations. Furthermore, the CEAct establishes an administrative procedure under which commodity customers may institute complaints for damages arising from alleged violations of the CEAct by persons registered with the CFTC (“reparations”). The CEAct also gives the states certain powers to enforce its provisions and the regulations of the CFTC.

Pursuant to authority in the CEAct, the NFA has been formed and registered with the CFTC as a “registered futures association.” At the present time, the NFA is the only non-exchange self-regulatory organization for commodities professionals. The CFTC has delegated to the NFA responsibility for certain registration processing. The General Partner, the Fund’s futures brokers and swap dealers are members of the NFA (the Fund itself is not required to become a member of the NFA). As members, they are subject to NFA standards relating to fair trade practices, financial condition and consumer protection. As the self-regulatory body of the commodities industry, the NFA promulgates rules governing the conduct of commodity professionals and disciplines those professionals which do not comply with such standards. The NFA also arbitrates disputes between members and their customers and conducts registration and fitness screening of applicants for membership and audits of its existing members.

The regulations of the CFTC and the NFA prohibit any representation by a person registered with the CFTC or by any member of the NFA that such registration or membership, respectively, in any respect indicates that the CFTC or the NFA, as the case may be, has approved or endorsed such person or such person’s trading program or objectives. The registrations and memberships described above must not be considered as constituting any such approval or endorsement. No commodity exchange has given or will give any such approval or endorsement.

The regulation of commodity trading in the U.S. and other countries is an evolving area of law, particularly in the context of implementing various aspects of Dodd-Frank and similar laws being implemented in other countries. The various statements made herein are subject to modification by legislative action and changes in the rules and regulations of the CFTC, NFA, and commodity exchanges or other regulatory bodies.

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

Potential Increase in Leverage

The General Partner may increase the leverage used with a particular Trading Advisor by the use of notional funds. Notional funds are used when a Trading Advisor is instructed to trade an account according to its trading system under the assumption that the account is larger than the actual cash or securities on hand. This additional leverage, while creating additional profit potential which the General Partner feels may be appropriate with certain Trading Advisors in light of the Fund’s multi-trader diversification, also increases the risk of loss to the Fund. It is anticipated that the General Partner will allocate between $1 and $2 to the Trading Advisors for every $1 of equity in the Fund.

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

Use of Cash Manager

A significant percentage of the Fund’s assets not placed as margin with the futures brokers are managed by PGI. Using investment guidelines established by the General Partner, PGI may invest the excess margin in U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, commercial paper, corporate notes, asset backed securities and certificates of deposit. Although these investments are considered to be high quality, some of the securities purchased are neither guaranteed by the U.S. government nor supported by the full faith and credit of the U.S. government. There is some risk that a security issuer may fail to pay the interest and principal in a timely manner, or that negative perceptions about the issuer’s ability to make such payments will cause the price of these instruments to decline in value.

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

Disadvantages of Periodic Incentive Fees

Because the Trading Advisor incentive fees (if any) are paid on a quarterly or annual basis, they could receive incentive fees for a period even though their trading for the year was unprofitable. Once an incentive fee is paid, the Trading Advisors retain the fee regardless of their subsequent performance, but no new incentive fees will be paid until after all previous losses have been recovered.

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

Cybersecurity Breaches

The Fund and Traders are subject to risks associated with a breach in their cybersecurity. Cybersecurity is a generic term used to describe the technology, processes and practices designed to protect networks, systems, computers, programs and data from “hacking” by other computer users, other unauthorized access and the resulting damage and disruption of hardware and software systems, loss or corruption of data as well as misappropriation of confidential information. If a cybersecurity breach occurs, the Fund may incur substantial costs, including (without limitation) those associated with: forensic analysis of the origin and scope of the breach; increased and upgraded cybersecurity; investment losses from sabotaged trading systems; identity theft; unauthorized use of proprietary information; litigation; adverse investor reaction; the unauthorized dissemination of confidential and proprietary information; and reputational damage. Any such breach could expose each of the General Partner, the applicable Trader, and/or the Fund to civil liability as well as regulatory inquiry and/or action. In addition, any such breach could cause substantial withdrawals from the Fund.

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

Trades by the Trading Advisors and their Principals

The Trading Advisors and their principals may trade for their own accounts in addition to directing trading for client accounts. Therefore, the Trading Advisors and their principals may be deemed to have a conflict of interest concerning the sequence in which orders for transactions will be transmitted for execution. Additionally, a potential conflict may occur when the Trading Advisors and their principals, as a result of a neutral allocation system, testing a new trading system, trading their own proprietary account(s) more aggressively, or any other actions that would not constitute a violation of fiduciary duties, take positions in their own proprietary account(s) which are opposite, or ahead of, the position(s) taken for a client. Proprietary accounts, in trading a new or experimental system, may enter the same markets earlier than (either days before or on the same day) client accounts traded at the same or other futures commission merchants. Since the principals of the Trading Advisors trade futures and foreign exchange for their own accounts, there is potentially a conflict of interest between these principals and the Trading Advisors’ clients when allocating prices on trades that are executed by a futures commission merchant at multiple prices. In such instances, the Trading Advisors use a non-preferential method of fill allocation. The clients of the Trading Advisors will not be permitted to inspect the personal trading records of the Trading Advisors, futures brokers and forward currency counterparties, or their respective principals, or the written policies relating to such trading. Client records are not available for inspection due to their confidential nature.

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

Market Information

No class of Units of the Fund is publicly traded. Class A, A2, A3, B, I and R Units may be transferred or redeemed subject to the conditions imposed by the Partnership Agreement.

Class A, A2, A3, B, I and R Units are being offered continuously by selling agents on a best-efforts basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the first business day of each month. The minimum investment for Class A, A2, A3, B and R Units is $10,000, and for Class I Units it is $2,000,000.

Holders

As of February 28, 2018, there were 3,390 holders of Class A Units, 1,374 holders of Class B Units, 4 holders of Class I Units and 155 holders of Class R Units of the Fund.

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the year ended December 31, 2017.

The proceeds of the sale of registered securities are deposited in the Fund’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with the Fund’s trading policies and the Trading Advisors’ trading programs.

Issuer Purchases of Equity Securities

Class A, A2, A3, B, I and R Units are eligible for redemption on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month. Redemptions may be made by a limited partner as of the last business day of any month at the net asset value on such redemption date of the redeemed Units (or portion thereof) on that date, on five business days’ prior written notice to the General Partner. Partial redemptions must be for at least $1,000, unless such requirement is waived by the General Partner. In addition, if making a partial redemption, the limited partner must maintain at least $10,000 or his original investment amount, whichever is less, in the Fund unless such requirement is waived by the General Partner.

Redemptions of Class A, B, I and R Units during the fourth quarter 2017 were as follows:

	October	November	December	Total
A Units
Units redeemed	(1,441.4198)	(1,827.4287)	(2,032.5445)	(5,301.3930)
Average net asset value per unit	$4,056.53	$4,029.40	$4,146.91	$4,081.83

B Units
Units redeemed	(383.0478)	(520.6658)	(542.0351)	(1,445.7487)
Average net asset value per unit	$6,112.11	$6,080.28	$6,266.93	$6,158.69

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

R Units
Units redeemed	(225.3816)	(73.6656)	—	(299.0472)
Average net asset value per unit	$1,012.07	$1,006.97	$—	$1,010.81

Item 6.	Selected Financial Data

The following selected consolidated financial data of the Fund as of and for the years ended December 31, 2017, 2016, 2015, 2014, and 2013 is derived from the consolidated financial statements that have been audited by RSM US LLP, the Fund’s independent registered public accountant. This financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with the Fund’s consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

Certain amounts in the selected financial information prior to 2017 have been reclassified to conform to the 2017 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

	For the Year Ended December 31,
	2017	2016	2015	2014	2013
Income Statement Items
Net gain (loss) from trading	$22,703,022	$21,931,511	$10,861,775	$104,112,103	$21,371,089
Interest income	5,288,556	5,047,602	3,317,092	2,765,368	4,385,819
Net total expenses	(26,412,159)	(35,522,528)	(42,969,595)	(53,435,119)	(53,810,139)
Net income (loss)	$1,579,419	$(8,543,415)	$(28,790,728)	$53,442,352	$(28,053,231)

Balance Sheet Items
Total assets	$372,685,946	$588,385,437	$659,382,239	$769,596,902	$924,445,965
Total partners’ capital (net asset value)	$357,535,425	$563,199,285	$643,585,886	$741,554,213	$880,409,705

Class A Units
Net asset value per unit	$4,146.91	$4,096.03	$4,212.26	$4,414.30	$4,114.51
Increase (decrease) in net asset value per unit	$50.88	$(116.23)	$(202.04)	$299.79	$(114.32)
Total return	1.24%	(2.76)%	(4.58)%	7.29%	(2.70)%
Class B Units
Net asset value per unit	$6,266.93	$6,080.47	$6,142.34	$6,323.56	$5,789.73
Increase (decrease) in net asset value per unit	$186.46	$(61.87)	$(181.22)	$533.83	$(55.38)
Total return	3.07%	(1.01)%	(2.87)%	9.22%	(0.95)%
Class I Units
Net asset value per unit	$1,023.37	$983.11	$984.17	$1,004.98	$910.42
Increase (decrease) in net asset value per unit	$40.26	$(1.06)	$(20.81)	$94.56	$(2.33)
Total return	4.10%	(0.11)%	(2.07)%	10.39%	(0.25)%
Class R Units (began trading 4/1/17)
Net asset value per unit	$1,038.05	$—	$—	$—	$—
Increase (decrease) in net asset value per unit	$38.05	$—	$—	$—	$—
Total return	3.80%	—	—	—	—

Results from past periods are not necessarily indicative of results that may be expected for any future period.

The following unaudited supplementary summarized quarterly data are presented for the three-months ended March 31, June 30, September 30 and December 31, 2017 and 2016.

	March 31, 2017				March 31, 2016
	Class A	Class B	Class I	Class R	Class A	Class B	Class I	Class R
Net income (loss)	$(3,399,506)	$(1,022,150)	$(3,204)	$—	$27,936,127	$14,712,322	$277,143	$—
Increase (decrease) in net asset value per unit	(41.22)	(34.26)	(3.11)	—	282.40	441.14	72.39	—
Net asset value per unit	4,054.81	6,046.21	980.00	—	4,494.66	6,583.48	1,056.56	—
Ending net asset value	307,969,847	161,099,098	3,260,577	—	423,482,939	212,464,096	4,044,973	—

	June 30, 2017				June 30, 2016
	Class A	Class B	Class I	Class R	Class A	Class B	Class I	Class R
Net income (loss)	$(17,582,191)	$(7,766,019)	$(191,615)	$(739,959)	$(3,532,741)	$(620,198)	$(1,394)	$—
Increase (decrease) in net asset value per unit	(242.33)	(335.91)	(52.14)	(55.09)	(32.63)	(18.55)	(0.37)	—
Net asset value per unit	3,812.48	5,710.30	927.86	944.91	4,462.03	6,564.93	1,056.19	—
Ending net asset value	264,989,636	118,394,318	3,568,962	12,258,370	407,113,938	206,493,177	4,043,579	—

	September 30, 2017				September 30, 2016
	Class A	Class B	Class I	Class R	Class A	Class B	Class I	Class R
Net income (loss)	$353,507	$782,183	$24,721	$80,003	$(15,433,853)	$(6,812,110)	$(126,332)	$—
Increase (decrease) in net asset value per unit	(0.14)	25.33	6.43	4.66	(169.30)	(220.84)	(33.00)	—
Net asset value per unit	3,812.34	5,735.63	934.29	949.57	4,292.73	6,344.09	1,023.19	—
Ending net asset value	241,910,199	99,574,584	3,238,494	11,666,801	384,625,756	194,767,711	3,917,247	—

	December 31, 2017				December 31, 2016
	Class A	Class B	Class I	Class R	Class A	Class B	Class I	Class R
Net income (loss)	$20,891,115	$9,094,818	$308,805	$1,081,202	$(17,844,975)	$(8,176,827)	$(153,466)	$—
Increase (decrease) in net asset value per unit	334.57	531.30	89.08	88.48	(196.70)	(263.62)	(40.08)	—
Net asset value per unit	4,146.91	6,266.93	1,023.37	1,038.05	4,096.03	6,080.47	983.11	—
Ending net asset value	240,860,323	100,657,081	3,547,299	12,470,722	347,445,757	177,512,074	3,763,781	—

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

As of December 31, 2017, the Fund’s largest risk contribution came from currencies, with long positions in emerging markets, the Australian dollar and the Japanese yen, and short positions in the Euro and British pound. In the interest rates sector, the portfolio was positioned long, primarily in U.S. and European bonds. The Fund had long equity index exposure, focused on the U.S. In the commodities markets, the Fund was short in agricultural grains markets, long in precious metals and very modestly long in energy, mainly in natural gas, with neutral oil exposure. Note that these were tactical positions generated by systematic managed futures programs in reaction to perceived market trends and opportunities. Positions will generally adapt as market conditions change.

Results of Operations

The returns for each Class of Units for the years ended December 31, 2017, 2016, and 2015 were:

Class of Units	2017	2016	2015
Class A	1.24%	(2.76)%	(4.58)%
Class B	3.07%	(1.01)%	(2.87)%
Class I	4.10%	(0.11)%	(2.07)%
Class R	3.80%	—	—

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

Ongoing strength in equity markets was a positive contributor to Fund performance. Specifically, long positions in Nasdaq, S&P 500 and Hang Seng indices were key contributors. Increased economic bullishness also led to a near 9% rise in copper prices, benefitting the Fund’s long copper position. After several months of strength, energy prices drifted lower in January, due partially to the belief that OPEC’s attempts to cut production would be short lived. The Fund’s long energy positions detracted from performance. Within foreign exchange markets, the U.S. dollar reversal caused losses, as the Fund was long U.S. dollar versus Euro, British pound and Japanese yen. The Fund finished with a net loss. Overall, the Fund finished with a net loss of 2.27%, 2.13% and 2.04% for Class A, B and I Units, respectively.

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

The Fund’s largest gains during the month came from long equity index positions, which benefited from the global rally in stocks. Long positions in European bonds and a short currency position in the Euro both profited from market skittishness over possible populist electoral gains. The Fund did see modest losses in energy as trend-following programs were whipsawed by choppy directionless oil prices. Overall, the Fund finished the month with a net profit. Overall, the Fund finished the month with a net gain of 3.33%, 3.48% and 3.57% for Class A, B and I Units, respectively.

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

October

Global equities continued their march higher in October, as rich valuations appreciated further. The U.S. saw positive surprises in corporate earnings, gross domestic product (GDP) growth, and consumer confidence. President Trump and Congress turned their focus to tax cuts, which boosted stock market sentiment and strengthened the U.S. dollar. Markets largely ignored the initial indictments that came out of the Special Counsel’s election investigation. The European Central Bank announced it would cut the size of monthly bond purchases under its quantitative easing program, but extended the duration of the program through September 2018, which was longer than expected. This led to a rally in European stocks and bonds and depreciation in the Euro.

October was the strongest month for the Fund since 2008, with significant gains coming from the Fund’s long equity index positions in the U.S., Germany and Japan. In the commodities sector, long exposures in oil and industrial metals were also profitable as global growth and stronger demand pushed up prices. Foreign exchange was the only sector that saw losses during the month, as long positions in the Euro, Australian Dollar and emerging market currencies declined against a rebounding U.S. dollar. Overall, the Fund finished the month with a net gain of 6.41%, 6.56%, 6.65% and 6.58% for Class A, B, I and R Units, respectively.

November

Markets were increasingly focused on tax reform in November. Early in the month, volatility picked up slightly as it appeared the House of Representatives was having difficulty achieving common ground on its proposed bill. Just prior to Thanksgiving, however, the House passed its proposal to reduce corporate and personal income taxes. This legislative momentum encouraged market participants to drive the S&P 500 Index higher, which has posted positive performance for 20 of the last 21 months. Notably, in energy markets, oil prices rallied in advance of an OPEC meeting near the end of the month. OPEC’s member-nations unanimously agreed to extend output cuts until the end of 2018 in an effort to support higher prices.

After the Fund posted its largest monthly gain since 2008 during October, performance was by comparison muted in November. Long positions in domestic and Asian equity indices contributed positively, but European equity indices were a detractor. Long oil contracts were profitable within the energy sector, but a short position in natural gas contracts led to offsetting losses. Foreign exchange was the top-performing sector due to strength in the Euro relative to the U.S. dollar. Overall, the Fund finished the month with a net loss of 0.67%, 0.52%, 0.44% and 0.50% for Class A, B, I and R Units, respectively.

December

U.S. equities rallied again in December as the long-anticipated Republican tax plan was passed and signed into law. This made 2017 the only year in history in which the S&P 500 made positive total returns every month. While fiscal policy was set on an easing track, monetary policy continued to tighten. The Federal Reserve raised interest rates by another 25 basis points and signaled its expectation that there could be 3 more rate hikes in 2018. In energy markets, WTI crude oil prices rose above $60 per barrel to finish at a high for the year, as traders were encouraged by OPEC’s decision to maintain production cuts into 2018.

The Fund enjoyed a positive December, with the strongest returns coming from long energy positions, particularly Brent crude oil and various distillates. In the equity sector, long U.S. and Asian stock positions were profitable. Metals were also a positive contributor with the largest gains coming from long positions in copper. In currencies, long exposure to emerging markets generated profits. The only major detractor for the month was fixed income, where long European bond positions were hurt by a sell-off ahead of an imminent reduction in the European Central Bank’s quantitative easing bond purchases. Overall, the Fund finished the month with a net gain of 2.92%, 3.07%, 3.16% and 3.09% for Class A, B, I and R Units, respectively.

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

The Fund’s long positions in stock index futures profited from the bounce in equities in November. In currencies, the Fund made gains on short positions in the euro, but this was offset by losses on short positions in the British pound, which appreciated during the month. The sharp drop in bond prices hit the Fund’s long bond exposures, which were subsequently unwound. Short energy positions proved to be a performance detractor, as oil and natural gas prices reversed and surged higher. Overall, the Fund finished the month with a loss of 1.87%, 1.73% and 1.64% for Class A, B and I Units, respectively.

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

Rising equity markets in Europe and the U.S. benefited the Fund’s long equity positions. The Fund also experienced small gains across a variety of interest rate contracts with a positive contribution from long interest rate contracts in Germany and short U.S. interest rate contracts. Foreign exchange trends were similar to November and the Fund profited from being short euro, short British pound and short Japanese yen against the U.S. dollar. Choppy price action led to modest losses in agricultural commodity contracts and metals. Overall, the Fund finished the month with a gain of 2.52%, 2.67% and 2.75% for Class A, B and I Units, respectively.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at December 31, 2017 and 2016. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. At December 31, 2017 and 2016, the Fund’s total capitalization was $357,535,425 and $563,199,285, respectively.

	December 31,
	2017		2016
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$4,433,155	1.24%	$5,685,505	1.01%
Currencies	19,663,340	5.50	25,932,828	4.60
Energy	6,107,457	1.71	5,107,361	0.91
Equity indices	28,841,492	8.06	42,931,048	7.63
Interest rate instruments	6,824,373	1.91	9,986,445	1.77
Metals	5,017,984	1.40	6,817,293	1.21
Single stock futures	4,565,988	1.28	5,709,471	1.01
Total	$75,453,789	21.10%	$102,169,951	18.14%

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

The following were the primary trading risk exposures of the Fund as of December 31, 2017, by market sector.

Agricultural Commodities

The Fund takes positions in a broad range of agricultural futures, including soybeans, wheat, corn, sugar, and cotton among others. Prices in these markets can be affected by changes in demand, as well changes in supply factors such as weather and inventory levels.

Currencies

The Fund trades in foreign exchange markets by taking positions in currency futures and forward contracts for a large number of developed and emerging market currencies. Exposures may take the form of direct exchange rates against the U.S. dollar, or cross-rates between two foreign currencies. Exchange rates can be impacted by economic differences between regions (such as interest rate differentials or economic growth differentials), political events, as well as investor risk sentiment.

Energy

The Fund gains trading exposure in energy markets through oil and gas futures, which include WTI crude oil, Brent crude oil, distillates such as heating oil, and natural gas. Prices have historically been highly volatile, driven by demand side factors such as global economic growth and weather conditions, as well as supply side factors such as Middle East conflicts, OPEC production agreements, and shale production.

Equity Indices

The Fund has exposure to major stock market indices around the world through equity index futures. Primary exposures are in developed markets such as the U.S., the UK, Germany, Japan, Hong Kong and Australia, but there can also be exposure to smaller developing market stock indices. Equity index price movements can be affected by microeconomic factors such as corporate earnings, by macroeconomic factors such as government fiscal and monetary policy, as well as by investor sentiment.

Interest Rate Instruments

The Fund has exposure to global fixed income markets through bond futures and interest rate futures in countries such as the U.S., the UK, Germany, Japan and Australia. The Fund has exposure across the yield curve with positions in the futures for both short term and long term instruments. The yield curve (and futures prices) can be affected by economic growth, inflation expectations, monetary policy and investor risk aversion.

Metals

The Fund has exposure to metals futures, including both precious metals such as gold, silver and platinum, as well as industrial metals such as copper, aluminum and zinc. Metals prices can be volatile. Precious metals prices are often driven by inflation expectations, risk aversion, and mining output. Industrial metals prices tend to be impacted by industrial demand relative to production.

Single Stock Futures

The Fund has a small exposure to single stock futures, with positions primarily in companies that trade on U.S. exchanges. The price drivers here tend to be more microeconomic with corporate earnings and industry trends being important. However, macroeconomic and market-wide factors can also affect single stock futures prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the significant non-trading risk exposures of the Fund as of December 31, 2017 and 2016.

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

Evaluation of Disclosure Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at December 31, 2017 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2017, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework published in 2013. Based on that assessment, management concluded that, as of December 31, 2017, the Fund’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework published in 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the year ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Section 16 (A) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires that reports of beneficial ownership of limited partner interests and changes in such ownership be filed with the SEC by Section 16 “reporting persons.” The Fund is required to disclose in this annual report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16(a) on a timely basis during the year ended December 31, 2017. During the year ended December 31, 2017, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

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

The following fees are paid to the General Partner:

■	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, A3, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, A3, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears. During 2017, 2016 and 2015, the General Partner earned $6,427,712, $9,105,770 and $10,463,942, respectively, in General Partner management fees.

■	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units. The general partner performance fee is payable quarterly in arrears. During 2017, 2016 and 2015, the General Partner earned $0, $3,607 and $7,808, respectively, in General Partner performance fees.

■	Management fee – SMFSF incurs a monthly fee equal to 1/12th of 1.75% of the month-end net asset value of the trust, payable in arrears to the General Partner. During 2017, 2016, and 2015, the investment manager earned $953,748 $1,428,562 and $1,011,765, respectively, in management fees.

■	Distribution (12b-1) fee – SMFSF incurs a monthly 12b-1 fee of 1/12th of 0.25% of the month-end net asset value of the Class A and N shares, and 1/12th of 1% of the month-end value of the Class C shares. During 2017, 2016, and 2015 the General Partner earned $25,397, $29,837 and $21,977, respectively, in distribution (12b-1) fees.

■	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fee are retained by the General Partner.

■	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units and such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fee are retained by the General Partner. During 2017, 2016, and 2015, the General Partner earned $5,963,392, $8,453,865 and $9,604,363, respectively, in selling agent and broker dealer servicing fees.

■	Administrative Fee – each class of Units incur a monthly General Partner administrative fee equal to 1/12th of 0.45% of Fund net assets at the end of each month, payable in arrears. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other commodity pools with which the Fund may have investments). The General Partner uses a portion of this fee to pay third party service providers. During 2017, 2016, and 2015, the General partner earned $1,208,280, $1,741,461, and $2,084,094, respectively, in administrative fees.

Additionally, each year the General Partner receives from the Fund 1% of any net income earned by the Fund or pays to the Fund 1% of any net loss incurred by the Fund. For the years ended December 31, 2017, 2016 and 2015, the General Partner received from or paid the Fund the following amounts:

Year	Received From the Fund	Paid to the Fund
2017	$28,756	$—
2016	—	98,751
2015	—	272,098
Total	$28,756	$370,849

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Fund has no officers or directors as its affairs are managed by the General Partner. Set forth in the table below is information regarding the beneficial ownership of the officers and directors of the Fund’s General Partner at February 28, 2018. There are no securities authorized for issuance under an equity compensation plan.

At February 28, 2018, no person or group is known to have been the beneficial owner of more than 5% of the Units.

At February 28, 2018, the General Partner did not own any Units. At February 28, 2018, the directors, executive officers and principals of the General Partner beneficially owned interests in the Fund as follows:

Name	Class of Units Owned	Number of Units Owned	Value of Units	Percentage of the Fund
Kenneth E. Steben	I	254.4114	$251,141.41	0.08%
Carl A. Serger	R	16.1415	97,592.25	0.03%
Total directors and executive officers of the General Partner as a group		270.5529	$348,733.66	0.11%

The address of each director and officer is c/o Steben & Company, Inc., 9711 Washingtonian Boulevard, Suite 400, Gaithersburg, Maryland 20878.

There has been no change in control of the Fund.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See “Item 1. Business” for a description of the relationships between the General Partner, the Fund, the Trading Advisor, the futures brokers and the Cash Managers. See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 14.	Principal Accountant Fees and Services

The following table sets forth the fees billed to the Fund for professional audit services provided by RSM US LLP, the Fund’s independent registered public accountant, for the audits of the Fund’s annual consolidated financial statements for the years ended December 31, 2017 and 2016, and fees billed for other professional services rendered by RSM US LLP during those years.

Fee Category	2017	2016
Audit fees(1)	$213,000	$218,000
Audit-related fees	—	—
Tax fees(2)	30,000	42,000
All other fees	—	—
Total fees	$243,000	$260,000

(1)	Audit fees consist of fees for professional services rendered for the audit of the Fund’s consolidated financial statements and review of consolidated financial statements included in the Fund’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.
(2)	Tax fees consist of fees for the preparation of original tax returns.

The General Partner’s Board of Directors pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms. The General Partner’s Board of Directors approved all the services provided by RSM US LLP during 2017 and 2016 to the Fund described above. The General Partner’s Board of Directors has determined that the payments made to RSM US LLP for these services during 2017 and 2016 are compatible with maintaining that firm’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Financial Statements

Futures Portfolio Fund, Limited Partnership

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of December 31, 2017 and 2016

Condensed Schedule of Investments as of December 31, 2017

Consolidated Condensed Schedule of Investments as of December 31, 2016

Consolidated Statements of Operations for the Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows for the Years Ended December 31, 2017, 2016, and 2015

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2017, 2016 and 2015

Notes to Consolidated Financial Statements

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial notes or statements thereto.

Exhibits.

The following exhibits are filed herewith or incorporated by reference.

Exhibit No.	Description of Exhibit
1.1(a)	Form of Selling Agreement.
3.1(a)	Maryland Certificate of Limited Partnership.
4.1(a)	Limited Partnership Agreement.
10.1(a)	Form of Subscription Agreement.
16.1(a)	Letter regarding change in certifying accountant.
31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement (File no. 000-50728) filed on April 29, 2004 on Form 10 under the 1934 Act, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Name	Title	Date
/s/ Kenneth E. Steben Kenneth E. Steben	President, Chief Executive Officer and Director of the General Partner	March 20, 2018
/s/ Carl A. Serger Carl A. Serger	Chief Financial Officer and Director of the General Partner	March 20, 2018

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 20, 2018	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner

Report of Independent Registered Public Accounting Firm

To the Partners of Futures Portfolio Fund, Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition, including the consolidated condensed schedules of investments, of Futures Portfolio Fund, Limited Partnership (the “Fund”) as of December 31, 2017 and 2016, the related consolidated statements of operations, cash flows, and changes’ in partners’ capital (net asset value), for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ RSM US LLP

We have served as the Fund’s auditor since 2007.

Chicago, Illinois

March 20, 2018

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Financial Condition

December 31, 2017 and 2016

	2017	2016
Assets
Equity in broker trading accounts
Cash	$45,780,428	$80,906,352
Net unrealized gain (loss) on open futures contracts	8,930,417	8,921,229
Net unrealized gain (loss) on open forward currency contracts	1,902,516	830,153
Total equity in broker trading accounts	56,613,361	90,657,734
Cash and cash equivalents	44,360,633	37,230,210
Investment in SMFSF, at fair value (cost $29,594,058)	34,101,936	—
Investments in securities, at fair value (cost $237,596,840 and $424,687,833)	237,378,016	424,440,330
Certificates of deposit, at fair value (cost $0 and $35,406,974)	—	35,576,495
General Partner 1% allocation receivable	—	98,751
Exchange membership, at fair value (cost $189,000)	232,000	—
Subscriptions receivable	—	381,917
Total assets	$372,685,946	$588,385,437

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$569,189	$885,524
Trading Advisor incentive fees payable	1,297,698	1,581,179
Commissions and other trading fees payable on open contracts	83,313	122,720
Cash Managers fees payable	75,371	102,622
General Partner management and performance fees payable	460,536	682,546
General Partner 1% allocation payable	28,756	—
Selling agent and broker dealer servicing fees payable – General Partner	434,439	630,727
Administrative fee payable – General Partner	88,542	127,136
Investment Manager fees payable	—	128,682
Distribution (12b-1) fees payable	—	2,961
Operating services fee payable	—	17,648
Redemptions payable	11,825,677	18,217,216
Subscriptions received in advance	287,000	2,687,191
Total liabilities	15,150,521	25,186,152

Partners’ Capital (Net Asset Value)
Class A Interests – 58,081.8421 and 84,825.0303 units outstanding at December 31, 2017 and December 31, 2016, respectively	240,860,323	347,445,757
Class B Interests – 16,061.6377 and 29,193.8071 units outstanding at December 31, 2017 and December 31, 2016, respectively	100,657,081	177,512,074
Class I Interests – 3,466.2779 and 3,828.4541 units outstanding at December 31, 2017 and December 31, 2016, respectively	3,547,299	3,763,781
Class R Interests – 12,013.6394 and 0 units outstanding at December 31, 2017 and December 31, 2016, respectively	12,470,722	—
Non-controlling interest	—	34,477,673
Total partners’ capital (net asset value)	357,535,425	563,199,285
Total liabilities and partners’ capital (net asset value)	$372,685,946	$588,385,437

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2017

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$15,000,000	1/11/18	U.S. Treasury	1.03%	$14,994,718	4.19%
12,000,000	2/15/18	U.S. Treasury	1.24%	11,980,967	3.35%
5,250,000	2/15/18	U.S. Treasury	1.00%	5,267,888	1.47%
15,000,000	3/15/18	U.S. Treasury	1.31%	14,960,225	4.18%
4,000,000	4/30/18	U.S. Treasury	2.63%	4,033,583	1.14%
7,000,000	7/31/18	U.S. Treasury	2.25%	7,091,810	1.98%
Total U.S. Treasury securities (cost: $58,285,077)				58,329,191	16.31%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,500,000	1/24/18	Hyundai Capital America	1.54%	1,498,535	0.42%
1,500,000	1/3/18	Nissan Motor Acceptance Corporation	1.32%	1,499,890	0.42%
Banks
1,500,000	1/10/18	Nieuw Amsterdam Receivables Corporation	1.37%	1,499,486	0.42%
1,600,000	2/5/18	Standard Chartered Bank	1.43%	1,597,791	0.44%
1,500,000	2/20/18	United Overseas Bank Limited	1.53%	1,496,833	0.41%
Beverages
1,500,000	1/29/18	Brown-Forman Corporation	1.68%	1,498,052	0.42%
Computers
1,500,000	1/8/18	Hewlett Packard Enterprise Company	1.62%	1,499,530	0.42%
Diversified financial services
1,600,000	1/18/18	DCAT, LLC	1.46%	1,598,904	0.45%
1,500,000	1/12/18	Gotham Funding Corporation	1.36%	1,499,377	0.42%
1,500,000	1/9/18	Liberty Street Funding LLC	1.35%	1,499,550	0.42%
1,600,000	1/4/18	Manhattan Asset Funding Company LLC	1.34%	1,599,821	0.45%
1,500,000	1/5/18	Regency Markets No. 1, LLC	1.43%	1,499,763	0.42%
Electronic equipment
1,500,000	1/16/18	Molex Electronic Technologies, LLC	1.78%	1,498,894	0.42%
Energy
1,500,000	1/25/18	Oglethorpe Power Corporation	1.63%	1,498,380	0.42%
1,600,000	1/19/18	Sempra Energy Global Enterprises	1.86%	1,598,520	0.44%
1,500,000	1/10/18	Southern Company Funding Corporation	1.71%	1,499,363	0.42%
Insurance
1,500,000	1/18/18	AXA Financial, Inc.	1.42%	1,499,001	0.42%
Nonprofit
1,600,000	1/5/18	The Salvation Army	1.32%	1,599,765	0.45%
Manufactoring
1,500,000	1/22/18	Caterpillar Financial Services Corporation	1.38%	1,498,801	0.42%
Semiconductors
1,500,000	1/9/18	Lam Research Corporation	1.64%	1,499,457	0.42%
Total U.S. commercial paper (cost: $30,434,788)				30,479,713	8.52%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,500,000	2/2/18	Bank of Nova Scotia	169.84%	1,497,746	0.42%
1,600,000	1/5/18	DBS Bank Ltd.	135.47%	1,599,760	0.45%
1,500,000	1/4/18	KfW (Kreditanstalt fur Wiederaufbau)	130.43%	1,499,838	0.42%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2017

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Energy
$1,500,000	1/8/18	Total Capital Canada Ltd.	165.71%	$1,499,519	0.42%
Telecommunications
1,600,000	2/5/18	Telstra Corporation Limited	146.64%	1,597,729	0.45%
Total foreign commercial paper (cost: $7,683,747)				7,694,592	2.16%
Total commercial paper (cost: $38,118,535)				38,174,305	10.68%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$5,700,000	3/2/18	Daimler Finance North America LLC	1.91%	5,709,253	1.60%
6,500,000	1/9/18	Ford Motor Credit Company LLC	2.29%	6,534,842	1.83%
Banks
6,950,000	4/27/18	Credit Suisse AG	2.05%	6,986,324	1.94%
3,000,000	10/29/20	JPMorgan Chase & Co.	2.58%	3,080,581	0.86%
6,625,000	2/9/18	MUFG Americas Holdings Corporation	1.97%	6,645,233	1.86%
Computers
2,000,000	2/22/19	Apple Inc.	1.70%	2,007,229	0.56%
3,000,000	2/22/19	Apple Inc.	2.27%	3,033,911	0.85%
Diversified financial services
2,600,000	2/15/19	Goldman Sachs Group, Inc.	7.50%	2,821,243	0.79%
2,250,000	4/25/19	Goldman Sachs Group, Inc.	2.41%	2,278,614	0.64%
3,000,000	10/15/18	Intercontinental Exchange, Inc.	2.50%	3,027,533	0.85%
3,000,000	2/1/19	Morgan Stanley	2.45%	3,038,005	0.85%
Healthcare
7,500,000	6/7/18	Aetna Inc.	1.70%	7,496,650	2.10%
500,000	1/15/18	Anthem, Inc.	1.88%	504,288	0.14%
6,325,000	4/1/18	Zimmer Biomet Holdings, Inc.	2.00%	6,358,902	1.78%
Media
3,000,000	9/20/19	Discovery Communications, LLC	2.34%	3,018,925	0.84%
Pharmaceuticals
5,775,000	5/14/18	AbbVie Inc.	1.80%	5,785,684	1.62%
4,200,000	5/11/20	Amgen Inc.	1.86%	4,226,820	1.18%
Retail
6,000,000	7/20/18	CVS Health Corporation	1.90%	6,049,123	1.69%
3,000,000	9/10/18	Home Depot, Inc.	2.25%	3,029,363	0.85%
Software
3,500,000	10/8/19	Oracle Corporation	2.25%	3,533,591	0.99%
Telecommunications
6,000,000	2/15/19	AT&T Inc.	5.80%	6,357,427	1.78%
2,500,000	9/20/19	Cisco Systems, Inc.	1.97%	2,516,388	0.70%
Total U.S. corporate notes (cost: $94,458,841)				94,039,929	26.30%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2017

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$6,000,000	1/18/19	ABN AMRO Bank N.V.	1.99%	$6,049,704	1.69%
4,000,000	8/17/18	ING Bank N.V.	2.20%	4,026,210	1.13%
3,500,000	7/23/18	National Australia Bank Limited	2.00%	3,523,463	0.99%
Energy
5,500,000	5/3/19	BP Capital Markets P.L.C.	1.68%	5,485,426	1.53%
5,500,000	9/12/19	Shell International Finance B.V.	1.38%	5,454,808	1.53%
2,500,000	5/11/20	Shell International Finance B.V.	2.13%	2,502,003	0.70%
Pharmaceuticals
5,915,000	3/12/18	Allergan Funding SCS	2.63%	5,932,274	1.66%
2,250,000	3/12/20	Allergan Funding SCS	2.80%	2,286,062	0.63%
Total foreign corporate notes (cost: $35,149,970)				35,259,950	9.86%
Total corporate notes (cost: $129,608,811)				129,299,879	36.16%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$98,838	5/18/20	Americredit Automobile Receivables Trust 2017-1	1.51%	98,733	0.03%
146,957	7/15/24	Ari Fleet Lease Trust 2016-A	1.82%	147,004	0.04%
336,449	9/20/19	Capital Auto Receivables Asset Trust 2015-2	1.73%	336,620	0.09%
37,929	4/22/19	Capital Auto Receivables Asset Trust 2016-3	1.92%	37,965	0.01%
356,197	11/15/19	CarMax Auto Owner Trust 2016-4	1.21%	355,640	0.10%
450,000	9/15/20	CarMax Auto Owner Trust 2017-3	1.64%	449,383	0.13%
99,576	11/15/19	Drive Auto Receivables Trust 2016-C	1.67%	99,636	0.03%
228,248	8/15/19	Drive Auto Receivables Trust 2017-2	1.76%	228,446	0.06%
650,000	4/15/20	Drive Auto Receivables Trust 2017-3	1.85%	649,605	0.18%
330,485	1/15/20	Drive Auto Receivables Trust 2017-A	1.77%	330,643	0.09%
164,867	2/22/21	Enterprise Fleet Financing, LLC	1.59%	164,807	0.05%
300,000	1/21/20	GM Financial Automobile Leasing Trust 2017-2	1.72%	299,567	0.08%
697,342	2/18/20	Hyundai Auto Receivables Trust 2017-A	1.48%	696,699	0.19%
938,786	8/15/19	Mercedes-Benz Auto Lease Trust 2017-A	1.68%	939,698	0.26%
700,000	9/16/19	Nissan Auto Lease Trust 2017-A	1.64%	698,739	0.20%
650,000	2/16/21	Santander Drive Auto Receivables Trust 2016-2	2.08%	650,731	0.18%
66,077	11/15/19	Santander Drive Auto Receivables Trust 2016-3	1.34%	66,091	0.02%
333,862	5/15/19	Santander Drive Auto Receivables Trust 2017-1	1.82%	334,219	0.09%
300,000	6/15/20	Santander Drive Auto Receivables Trust 2017-3	1.67%	299,683	0.08%
350,000	3/20/20	Santander Retail Auto Lease Trust 2017-A	2.02%	349,621	0.11%
Credit card
600,000	1/15/19	Discover Card Execution Note Trust	1.64%	598,529	0.17%
600,000	8/15/18	World Financial Network CC Master Note Trust	1.44%	598,614	0.17%
Equipment
400,000	11/16/20	CNH Equipment Trust 2017-B	1.59%	399,107	0.11%
80,251	9/22/20	Dell Equipment Finance Trust 2015-2	1.72%	80,277	0.02%
625,000	2/24/20	Dell Equipment Finance Trust 2017-2	1.97%	624,052	0.17%
1,121,319	6/20/19	GreatAmerica Leasing Receivables Funding, LLC	1.73%	1,120,812	0.31%
Student loans
560,237	11/15/23	SMB Private Education Loan Trust 2016-B	2.13%	561,265	0.16%
358,771	3/25/31	Sofi Professional Loan Program 2016-B	1.68%	358,455	0.11%
Total U.S. asset backed securities (cost: $11,584,417)				11,574,641	3.24%
Total investments in securities (cost: $237,596,840)				$237,378,016	66.39%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2017

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$305,151	0.09%
Currencies	1,214,348	0.34%
Energy[2]	4,890,568	1.37%
Equity indices	1,917,330	0.53%
Interest rate instruments	168,325	0.05%
Metals
Copper LME (504 contracts, Jan-May 2018)	4,962,173	1.39%
Other[2]	8,470,155	2.37%
Single stock futures	69,750	0.02%
Net unrealized gain (loss) on open long U.S. futures contracts	21,997,800	6.16%

Short U.S. Futures Contracts
Agricultural commodities	445,659	0.12%
Currencies	(800,473)	(0.22)%
Energy	(1,010,725)	(0.28)%
Equity indices	(468,325)	(0.13)%
Interest rate instruments	896,903	0.25%
Metals[2]
Copper LME (424 contracts, Jan-Mar 2018)	(4,103,670)	(1.15)%
Other[2]	(6,851,903)	(1.92)%
Single stock futures	(34,323)	(0.01)%
Net unrealized gain (loss) on open short U.S. futures contracts	(11,926,857)	(3.34)%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	10,070,943	2.82%

Long Foreign Futures Contracts
Agricultural commodities	$(334)	0.00%
Currencies	(24,734)	(0.01)%
Energy	4,034	0.00%
Equity indices	523,254	0.15%
Interest rate instruments	(2,676,823)	(0.75)%
Metals	7,752	0.00%
Single stock futures	(972)	0.00%
Net unrealized gain (loss) on open long foreign futures contracts	(2,167,823)	(0.61)%

Short Foreign Futures Contracts
Agricultural commodities	214,672	0.06%
Currencies	311,035	0.09%
Energy	42,517	0.01%
Equity indices	200,527	0.06%
Interest rate instruments	264,190	0.07%
Metals	(5,644)	0.00%
Net unrealized gain (loss) on open short foreign futures contracts	1,027,297	0.29%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	(1,140,526)	(0.32)%

Net unrealized gain (loss) on open futures contracts	$8,930,417	2.50%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2017

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$3,171,470	0.88%
Short	(2,160,530)	(0.60)%
Net unrealized gain (loss) on open U.S. forward currency contracts	1,010,940	0.28%

Foreign Forward Currency Contracts
Long	(273,779)	(0.08)%
Short	1,165,355	0.33%
Net unrealized gain (loss) on open foreign forward currency contracts	891,576	0.25%

Net unrealized gain (loss) on open forward currency contracts	$1,902,516	0.53%

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

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures, forward and swap contracts	$23,750,949	$24,891,752	$50,926,606
Investments in SMFSF	442,126	—	—
Investments in securities and certificates of deposit	174,166	(871,127)	(338,953)
Net change in unrealized gain (loss) on:
Futures, forward contracts and swap contracts	2,273,990	3,107,925	(33,847,899)
Investments in SMFSF	1,056,968	—	—
Investments in securities and certificates of deposit	(88,535)	(58,379)	(180,525)
Exchange membership	43,000	—	—
Brokerage commissions and trading expenses	(4,949,642)	(5,138,660)	(5,697,454)
Net realized and change in unrealized gain (loss) on investments	22,703,022	21,931,511	10,861,775

Net Investment Income (Loss)
Income
Interest income	5,288,556	5,047,602	3,317,092

Expenses
Trading Advisor management fee	6,647,546	8,297,973	9,602,774
Trading Advisor incentive fee	4,699,504	5,831,065	9,565,572
Cash Managers fees	336,470	489,477	474,692
General Partner management and performance fees	6,427,712	9,109,377	10,471,750
Selling agent and broker dealer servicing fees – General Partner	5,963,392	8,453,865	9,604,363
General Partner 1% allocation	19,310	(98,751)	(272,098)
Administrative fee – General Partner	1,208,280	1,741,461	2,084,094
Investment Manager fees	953,748	1,428,562	1,011,765
Distribution (12b-1) fees	25,397	29,837	21,977
Operating services fee	130,800	239,662	404,706
Total expenses	26,412,159	35,522,528	42,969,595
Net investment income (loss)	(21,123,603)	(30,474,926)	(39,652,503)
Net income (loss)	1,579,419	(8,543,415)	(28,790,728)
Less: net (income) loss attributable to non-controlling interest	332,291	(1,232,889)	1,852,537
Net Income (Loss) attributable to the Fund	$1,911,710	$(9,776,304)	$(26,938,191)

	Class A Units			Class B Units
	2017	2016	2015	2017	2016	2015
Increase (decrease) in net asset value per unit for the year	$50.88	$(116.23)	$(202.04)	$186.46	$(61.87)	$(181.22)

Net income (loss) per unit†	$3.75	$(96.83)	$(201.98)	$49.92	$(28.54)	$(162.65)

Weighted average number of units outstanding	70,186.5235	91,658.5356	102,939.0690	21,810.1053	31,419.6305	37,189.7073

	Class I Units			Class R Units
	2017	2016	2015	2017	2016	2015
Increase (decrease) in net asset value per unit for the year	$40.26	$(1.06)	$(20.81)	$38.05	$—	$—

Net income (loss) per unit†	$38.89	$(1.06)	$(26.18)	$33.19	$—	$—

Weighted average number of units outstanding	3,566.9128	3,828.4541	3,737.8571	12,691.5728	—	—

† based on weighted average number of units outstanding during the year.

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows

Years Ended December 31, 2017, 2016 and 2015

	2017	2016	2015
Cash flows from operating activities
Net income (loss)	$1,579,419	$(8,543,415)	$(28,790,728)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures, forwards and swap trading	(2,362,114)	(3,512,299)	33,847,899
Net realized and change in unrealized (gain) loss on SMFSF, securities and certificates of deposit	(1,584,725)	929,506	519,478
Purchases of securities and certificates of deposit	(713,358,772)	(1,375,281,507)	(881,073,564)
Proceeds from disposition of SMFSF, securities and certificates of deposit	886,282,982	1,388,094,718	866,151,335
Changes in
Exchange membership	(43,000)	—	—
Trading Advisor management fee payable	(316,335)	(416,228)	89,328
Trading Advisor incentive fee payable	(283,481)	1,364,323	(10,760,210)
Commissions and other trading fees payable on open contracts	(39,407)	(15,486)	(8,205)
Cash Managers fees payable	(27,251)	(6,972)	(1,577)
General Partner management and performance fees payable	(222,010)	(106,606)	(141,504)
General Partner 1% allocation receivable/payable	127,507	172,679	(809,715)
Selling agent and broker dealer servicing fees payable – General Partner	(196,288)	(104,787)	(102,535)
Administrative fee payable – General Partner	(38,594)	(28,335)	(27,692)
Investment Manager fee payable	(16,315)	44,798	9,263
Distribution (12b-1) fees payable	370	757	1,883
Operating services fee payable	(2,238)	(15,906)	3,706
Net cash provided by (used in) operating activities	169,499,748	2,575,240	(21,092,838)

Cash flows from financing activities
Subscriptions	6,390,837	27,306,759	40,025,835
Subscriptions received in advance	287,000	2,687,191	1,086,965
Redemptions	(188,262,404)	(104,146,723)	(128,197,392)
Non-controlling interest – subscriptions	12,855,910	16,228,805	25,819,976
Non-controlling interest – redemptions	(9,262,326)	(5,539,950)	(8,313,699)
Non-controlling interest – dividends declared	—	(69,109)	(2,818,342)
Non-controlling interest – dividends reinvested	—	67,579	2,572,536
Effect of deconsolidation	(19,504,266)	—	—
Net cash provided by (used in) financing activities	(197,495,249)	(63,465,448)	(69,824,121)

Net increase (decrease) in cash and cash equivalents	(27,995,501)	(60,890,208)	(90,916,959)
Cash and cash equivalents, beginning of year	118,136,562	179,026,770	269,943,729
Cash and cash equivalents, end of year	$90,141,061	$118,136,562	$179,026,770

End of year cash and cash equivalents consists of
Cash in broker trading accounts	$45,780,428	$80,906,352	$122,736,345
Cash and cash equivalents	44,360,633	37,230,210	56,290,425
Total end of year cash and cash equivalents	$90,141,061	$118,136,562	$179,026,770

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows (continued)

Years Ended December 31, 2017, 2016 and 2015

Supplemental disclosure of cash flow information
Prior year redemptions paid	$18,217,216	$11,143,201	$10,423,609
Prior year subscriptions received in advance	$2,687,191	$1,086,965	$2,577,065

Supplemental schedule of non-cash financing activities
Redemptions payable	$11,825,677	$18,217,216	$11,143,201

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2017, 2016 and 2015

	Class A		Class B		Class I		Class R		Non-Controlling Interest
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Balance at December 31, 2014	106,074.0114	$468,243,719	41,522.9665	$262,572,733	3,438.9708	$3,455,693	—	$—	$7,282,068	$741,554,213
Net income (loss)		(20,791,261)		(6,049,067)		(97,863)		—	(1,852,537)	(28,790,728)
Subscriptions	6,332.1539	27,895,857	2,265.3247	14,297,043	389.4833	410,000	—	—	25,695,990	68,298,890
Redemptions	(13,128.0421)	(56,971,712)	(11,382.5641)	(71,919,732)	—	—	—	—	(8,339,239)	(137,230,683)
Transfers	(1,243.1651)	(5,428,055)	859.9317	5,428,055	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	—	—	(2,818,342)	(2,818,342)
Dividends reinvested	—	—	—	—	—	—	—	—	2,572,536	2,572,536
Balance at December 31, 2015	98,034.9581	412,948,548	33,265.6588	204,329,032	3,828.4541	3,767,830	—	—	22,540,476	643,585,886
Net income (loss)		(8,875,442)		(896,813)		(4,049)		—	1,232,889	(8,543,415)
Subscriptions	4,089.2273	17,888,149	1,658.7195	10,505,575	—	—	—	—	16,525,308	44,919,032
Redemptions	(16,542.2022)	(71,271,268)	(6,245.3148)	(39,669,950)	—	—	—	—	(5,819,470)	(116,760,688)
Transfers	(756.9529)	(3,244,230)	514.7436	3,244,230	—	—	—	—	—	—
Dividends declared	—	—	—	—	—	—	—	—	(69,109)	(69,109)
Dividends reinvested	—	—	—	—	—	—	—	—	67,579	67,579
Balance at December 31, 2016	84,825.0303	347,445,757	29,193.8071	177,512,074	3,828.4541	3,763,781	—	—	34,477,673	563,199,285
Net income (loss)		262,925		1,088,832		138,707		421,246	(332,291)	1,579,419
Subscriptions	1,049.5961	4,210,828	593.1117	3,582,200	519.3249	500,000	801.6052	785,000	13,017,620	22,095,648
Redemptions	(27,302.0042)	(109,127,184)	(11,836.2255)	(70,063,639)	(881.5011)	(855,189)	(2,186.9855)	(2,129,913)	(8,993,026)	(191,168,951)
Transfers	(490.7801)	(1,932,003)	(1,889.0556)	(11,462,386)	—	—	13,399.0197	13,394,389	—	—
Effect of Deconsolidation	—	—	—	—	—	—	—	—	(38,169,976)	(38,169,976)
Balance at December 31, 2017	58,081.8421	$240,860,323	16,061.6377	$100,657,081	3,466.2779	$3,547,299	12,013.6394	$12,470,722	$—	$357,535,425

Net Asset Value per Unit

	Class A	Class B	Class I	Class R

December 31, 2017	$4,146.91	$6,266.93	$1,023.37	$1,038.05
December 31, 2016	4,096.03	6,080.47	983.11	—
December 31, 2015	4,212.26	6,142.34	984.17	—

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

The six classes of Units in the Fund differ only in the fees applicable to each class. Class A Units are subject to a 2% per annum selling agent fee. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. Class B Units are subject to a 0.2% per annum broker dealer servicing fee. Class I Units are subject to higher minimum investments requirements and lower General Partner management fees (0.75% per annum instead of 1.50% per annum) as well as a General Partner performance fee (7.5% of new profits, described more fully in Footnote 4). Class R Units do not pay selling compensation or servicing fees to selling agents, and are generally intended for clients of registered investment advisors. Class R Units were introduced in March 2017, and Class A2 and A3 Units were introduced in June 2017. On April 1, 2017, approximately $14 million in Class B Units transferred to R Units. There were no Class A2 or Class A3 Units outstanding on December 31, 2017.

During 2014, the Fund purchased $58.5 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFSF”). SMFSF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end investment company.  SMFSF issues four classes of shares: Class A, C, I and N. The General Partner serves as the investment manager of SMFSF.

SMFSF has a similar investment strategy to the Fund, using commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments. Prior to March 2016, SMFSF used a total return swap to gain access to the gains and losses of a basket of trading advisors.

Prior to August 31, 2017, the Fund owned more than 50% of the outstanding shares of SMFSF and therefore had effective control of that entity. Accordingly, the assets, liabilities and operating results of SMFSF were consolidated with the Fund through that date. The portion of SMFSF that was not owned by the Fund was presented as the non-controlling interest. On August 31, 2017, the Fund’s ownership of SMFSF dropped below 50%. With this decrease in ownership, the Fund no longer has effective control of SMFSF, and effective August 31, 2017 no longer consolidates the assets, liabilities and operating results of SMFSF into the Fund. The Fund continues to hold an investment in SMFSF and any changes in the fair value of its investment in SMFSF are reported on the Statement of Operations. The investment in SMFSF is reported on the statement of financial condition as investment in SMFSF. For financial reporting purposes, SMFSF is treated as a related party. Please see Note 12 for additional information regarding the deconsolidation of this subsidiary. For the years ended December 31, 2017 and 2016, the Fund redeemed $19 million and $6 million, respectively, of its investment in SMFSF.

Significant Accounting Policies

Accounting Principles

The Fund’s consolidated financial statements are prepared in conformity with U.S. generally accepted accounting principles (“GAAP”). Under GAAP, the Fund is an investment company and follows accounting and reporting guidance under the Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 946, Financial Services – Investment Companies.

Consolidation

Through August 31, 2017, the accompanying consolidated financial statements included the accounts of the Fund and SMFSF, for which the Fund was the majority shareholder. On August 31, 2017, the Fund ceased being the majority shareholder of SMFSF and no longer consolidates that entity into its financial statements. Intercompany accounts and transactions have been eliminated in consolidation.

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

Level 1 –	Fair value is based on unadjusted quoted prices for identical instruments in active markets. Financial instruments utilizing Level 1 inputs include futures contracts, U.S. Treasury securities and mutual funds.

Level 2 –	Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach. Financial instruments utilizing Level 2 inputs include forward currency contracts, swaps, commercial paper, corporate notes, certificates of deposit, asset backed securities and the exchange membership.

Level 3 –	Fair value is based on valuation techniques in which one or more significant inputs are unobservable. The Fund has no financial instruments utilizing Level 3 inputs.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2017 and 2016, there were no such transfers between levels.

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

The investment in SMFSF (a mutual fund), a money market fund and futures contracts are valued using quoted market prices for identical assets in active markets, and are classified within Level 1. The money market fund is included in cash and cash equivalents in the consolidated statements of financial condition. The fair values of forward currency contracts are based upon third-party quoted dealer values on the interbank market and are classified within Level 2.

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

Exchange Membership

During 2017, the Fund purchased a membership interest in the Chicago Mercantile Exchange (CME). By purchasing the membership, the Fund will incur reduced fees for transactions on the CME. The membership is accounted at its fair value and changes in fair value are reported in net change in unrealized gain (loss) in exchange membership on the statement of operations.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through December 31, 2017. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2014.

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

Reclassification

Certain amounts in the 2016 and 2015 consolidated financial statements may have been reclassified to conform to the 2017 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

New Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued revenue recognition guidance, which will replace most pre-existing revenue recognition guidance in current U.S. generally accepted accounting principles. The guidance provides a framework for addressing revenue recognition and, for the Fund, is effective January 1, 2018. The Fund evaluated the impact of this new guidance and has determined that its adoption will not have a material effect on the financial statements.

Restricted Cash

In November 2016, the FASB issued guidance regarding the presentation of changes in restricted cash and restricted cash equivalents within the statement of cash flows. The Fund will adopt the guidance on January 1, 2018, and does not expect its adoption to have a material effect on the financial statements.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At December 31, 2017
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$8,930,417	$—	$8,930,417
Net unrealized gain (loss) on open forward currency contracts*	—	1,920,516	1,902,516
Cash and cash equivalents:
Money market fund	42,775,036	—	42,775,036
Investment in SMFSF	34,101,936	—	34,101,936
Investments in securities:
U.S. Treasury securities*	58,329,191	—	58,329,191
Asset backed securities*	—	11,574,641	11,574,641
Commercial paper*	—	38,174,305	38,174,305
Corporate notes*	—	129,299,879	129,299,879
Exchange membership	—	232,000	232,000
Total	$144,136,580	$181,183,341	$325,319,921

 *See the condensed schedule of investments for further description.

At December 31, 2016
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$8,921,229	$—	$8,921,229
Net unrealized gain (loss) on open forward currency contracts*	—	830,153	830,153
Cash and cash equivalents:
Money market fund	24,246,700	—	24,246,700
Investments in securities:
U.S. Treasury securities*	91,313,694	—	91,313,694
Asset backed securities*	—	36,022,365	36,022,365
Commercial paper*	—	67,749,447	67,749,447
Corporate notes*	—	229,354,824	229,354,824
Certificates of deposit*	—	35,576,495	35,576,495
Total	$124,481,623	$369,533,284	$494,014,907

*See the consolidated condensed schedule of investments for further description.

There were no Level 3 holdings at December 31, 2017 and 2016, or during the years then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At December 31, 2017 and 2016, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

December 31, 2017	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,610,106	$(644,958)	$965,148
Currencies	1,970,468	(1,270,292)	700,176
Energy	5,254,612	(1,328,218)	3,926,394
Equity indices	4,652,670	(2,479,884)	2,172,786
Interest rate instruments	2,293,476	(3,640,881)	(1,347,405)
Metals	13,922,808	(11,443,945)	2,478,863
Single stock futures	234,102	(199,647)	34,455
Net unrealized gain (loss) on open futures contracts	$29,938,242	$(21,007,825)	$8,930,417

Net unrealized gain (loss) on open forward currency contracts	$5,193,499	$(3,290,983)	$1,902,516

At December 31, 2017, there were 45,440 open futures contracts and 2,030 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2017 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank AG	$332,031	$—	$—	$332,031
Deutsche Bank Securities, Inc.	838,938	—	—	838,938
JP Morgan Securities, LLC	1,270,509	—	—	1,270,509
SG Americas Securities, LLC	6,820,970	—	—	6,820,970
Société Générale International Limited	1,122,595	—	—	1,122,595
UBS AG	447,890	—	—	447,890
Total	$10,832,933	$—	$—	$10,832,933

December 31, 2016	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$2,294,353	$(1,604,192)	$690,161
Currencies	2,761,758	(1,623,067)	1,138,691
Energy	2,460,760	(213,722)	2,247,038
Equity indices	6,420,118	(3,196,175)	3,223,943
Interest rate instruments	4,870,096	(2,758,821)	2,111,275
Metals	14,236,047	(14,553,816)	(317,769)
Single stock futures	145,242	(317,352)	(172,110)
Net unrealized gain (loss) on open futures contracts	$33,188,374	$(24,267,145)	$8,921,229

Net unrealized gain (loss) on open forward currency contracts	$5,182,502	$(4,352,349)	$830,153

At December 31, 2016, there were 59,052 open futures contracts and 2,054 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2016 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank AG	$21,799	$—	$—	$21,799
Deutsche Bank Securities, Inc.	24,787	—	—	24,787
JP Morgan Securities, LLC	1,493,645	—	—	1,493,645
SG Americas Securities, LLC	7,402,797	—	—	7,402,797
Société Générale International Limited	165,990	—	—	165,990
UBS AG	642,364	—	—	642,364
Total	$9,751,382	$—	$—	$9,751,382

For the years ended December 31, 2017, 2016 and 2015, the Fund’s futures and forwards contracts had the following impact on the consolidated statements of operations:

	2017		2016
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(6,968,291)	$274,000	$(4,535,068)	$(779,900)
Currencies	(7,944,502)	34,900	11,798,113	(960,570)
Energy	(16,322,348)	1,714,614	(17,711,372)	(1,339,229)
Equity indices	85,262,449	(792,640)	6,114,947	4,650,786
Interest rate instruments	(21,099,792)	(3,289,779)	32,280,416	6,307,243
Metals	(5,438,472)	3,067,571	(11,266,353)	(3,058,407)
Single stock futures	2,546,268	206,565	848,998	(311,372)
Total futures contracts	30,035,312	1,215,231	17,529,681	4,508,551

Forward currency contracts	(7,815,159)	1,146,883	(436,996)	2,444,644

Swap contract	—	—	8,706,658	(3,440,896)
Total futures, forward currency and swap contracts	$22,220,153	$2,362,114	$25,799,343	$3,512,299

	2015
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(9,005,724)	$(480,153)
Currencies	(847,018)	(1,910,235)
Energy	45,065,516	(6,030,206)
Equity indices	(5,916,524)	(5,606,594)
Interest rate instruments	27,500,225	(17,693,919)
Metals	4,126,059	2,975,459
Single stock futures	(197,987)	(266,099)
Total futures contracts	60,724,547	(29,011,747)

Forward currency contracts	(8,884,366)	(205,234)

Swap contract	—	(4,630,918)
Total futures, forward currency and swap contracts	$51,840,181	$(33,847,899)

For the years ended December 31, 2017, 2016 and 2015, the number of futures contracts closed was 2,003,372, 1,886,735, 1,932,217, respectively, and the number of forward currency contracts closed was 236,846, 173,576, and 151,846, respectively.

4.	General Partner

At December 31, 2017, 2016 and 2015, and for the years then ended, the General Partner did not maintain a capital balance in the Fund; however, the beneficiary of the majority shareholder of the General Partner had the following investment in Class I Units:

	2017	2016	2015
Units Owned	254.4114	254.4114	254.4114
Value of Units	$260,358	$250,114	$250,383

The following fees are paid to the General Partner:

■	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, A3, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, A3, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

■	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears.

■	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2%, 0.6% and 0.75% of the month-end net asset value of the Class A Units, respectively. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. Selling agent fees amounted to $5,698,448, $8,048,257, and $9,125,238 for the years ended 2017, 2016 and 2015, respectively. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

■	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. Broker dealer servicing fees amounted to $264,944, $405,608, and $479,125 for the years ended 2017, 2016 and 2015, respectively. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

■	Administrative Fee – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the Fund, payable in arrears to the General Partner. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

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

The following fees were paid to the General Partner during the period in which it consolidated SMFSF:

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

J.P. Morgan Investment Management, Inc. and Principal Global Investors, LLC (collectively, the “Cash Managers”) provide cash management services to the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.14% of the investments in securities and certificates of deposit. During December 2017, the Fund terminated its service agreement with J.P. Morgan Investment Management, Inc. Thereafter, Principal Global Investors, LLC will be the sole cash manager for the Fund.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At December 31, 2017 and 2016, the Fund had margin deposit requirements of $71,513,422 and $103,248,865, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A, A2, A3, B and R units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, A2, A3, B, I or R interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At December 31, 2017 and 2016, the Fund received advance subscriptions of $287,000 and $2,687,191, respectively, which were recognized as subscriptions to the Fund subsequent to period-end.

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

Purchase and sale of futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss of contract value. The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited. The Fund uses with SG Americas Securities, LLC, JP Morgan Securities, LLC, and Deutsche Bank Securities, Inc. as its futures brokers. The Fund uses Société Générale International Limited, Deutsche Bank AG, and UBS AG as its forward currency counterparties.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at December 31, 2017.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$58,329,191	$30,479,713	$94,039,929	$11,574,641	$194,423,474	54.38%
Netherlands	—	—	18,032,725	—	18,032,725	5.04%
Canada	—	—	8,218,336	—	8,218,336	2.30%
France	—	—	5,485,426	—	5,485,426	1.53%
Australia	—	1,597,729	3,523,463	—	5,121,192	1.43%
Luxembourg	—	2,997,265	—	—	2,997,265	0.84%
Singapore	—	1,599,760	—	—	1,599,760	0.45%
Germany	—	1,499,838	—	—	1,499,838	0.42%
Total	$58,329,191	$38,174,305	$129,299,879	$11,574,641	$237,378,016	66.39%

The following table presents the exposure at December 31, 2016.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Certificates of Deposit	Total	% of Partners’ Capital (Net Asset Value)
United States	$91,313,694	$52,068,922	$186,349,217	$36,022,365	$35,576,495	$401,330,693	71.25%
Australia	—	2,497,272	7,501,543	—	—	9,998,815	1.78%
Netherlands	—	—	15,052,634	—	—	15,052,634	2.67%
Luxembourg	—	2,099,839	2,915,384	—	—	5,015,223	0.89%
Canada	—	—	6,864,143	—	—	6,864,143	1.22%
France	—	3,470,593	7,471,652	—	—	10,942,245	1.94%
Great Britain	—	1,999,682	—	—	—	1,999,682	0.36%
Sweden	—	399,256	2,974,538	—	—	3,373,794	0.60%
Singapore	—	1,499,891	—	—	—	1,499,891	0.27%
Germany	—	2,499,715	—	—	—	2,499,715	0.44%
Hong Kong	—	1,214,277	—	—	—	1,214,277	0.22%
Cayman Islands	—	—	225,713	—	—	225,713	0.04%
Total	$91,313,694	$67,749,447	$229,354,824	$36,022,365	$35,576,495	$460,016,825	81.68%

9.	Indemnifications

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

The following information presents per unit operating performance data and other ratios for the years ended December 31, 2017, 2016 and 2015, assuming the unit was outstanding throughout the entire year:

	2017
	Class A	Class B	Class I	Class R†
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,096.03	$6,080.47	$983.11	$1,000.00

Net realized and change in unrealized gain (loss) on investments (1)	274.94	415.13	67.05	62.87
Net investment income (loss) (1)	(224.06)	(228.67)	(26.79)	(24.82)
Total income (loss) from operations	50.88	186.46	40.26	38.05

Net asset value per unit, end of period	$4,146.91	$6,266.93	$1023.37	$1,038.05

Total return	1.24%	3.07%	4.10%	3.80%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)	6.86%	5.06%	3.97%	4.61%
General Partner 1% allocation	0.00%	0.01%	0.04%	0.03%
Net total expenses	6.86%	5.07%	4.01%	4.64%

Net investment income (loss) (2) (3)	(5.61)%	(3.81)%	(2.72)%	(3.31)%

	2016
	Class A	Class B	Class I	Class R†
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,212.26	$6,142.34	$984.17	$—

Net realized and change in unrealized gain (loss) on investments (1)	130.21	185.48	28.96	—
Net investment income (loss) (1)	(246.44)	(247.35)	(30.02)	—
Total income (loss) from operations	(116.23)	(61.87)	(1.06)	—

Net asset value per unit, end of period	$4,096.03	$6,080.47	$983.11	$—

Total return	(2.76)%	(1.01)%	(0.11)%	—

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)	6.56%	4.73%	3.77%	—
General Partner 1% allocation	(0.02)%	0.00%	0.00%	—
Net total expenses	6.54%	4.73%	3.77%	—

Net investment income (loss) (2) (3)	(5.72)%	(3.89)%	(2.94)%	—

	2015
	Class A	Class B	Class I	Class R†
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,414.30	$6,323.56	$1,004.98	$—

Net realized and change in unrealized gain (loss) on investments (1)	75.45	113.27	15.59	—
Net investment income (loss) (1)	(277.49)	(294.49)	(36.40)	—
Total income (loss) from operations	(202.04)	(181.22)	(20.81)	—

Net asset value per unit, end of period	$4,212.26	$6,142.34	$984.17	$—

Total return	(4.58)%	(2.87)%	(2.07)%	—

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)	6.86%	5.14%	4.12%	—
General Partner 1% allocation	(0.05)%	(0.03)%	(0.03)%	—
Net total expenses	6.81%	5.11%	4.09%	—

Net investment income (loss) (2) (3)	(6.38)%	(4.67)%	(3.63)%	—

† Class R Units were introduced in April 2017.

Total returns are calculated based on the change in value of a Class A, Class B, Class I or Class R Unit during the year. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

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

Subsequent to year end, there were $2,494,000 of contributions and $12,908,376 of redemptions from the Fund.

12.	Deconsolidation of Steben Managed Futures Strategy Fund

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

The fair value of the Fund’s investment in SMFSF is based on the unadjusted quoted market price per share. At December 31, 2017, the Fund’s investment in SMFSF was approximately $34 million.

On the statement of cash flows, the balance of cash and cash equivalents deconsolidated on August 31, 2017 was $19,504,266.

On the statement of operations, the income and expenses incurred by SMFSF during the period of consolidation are recognized as income and expenses of the Fund pursuant to the principles of consolidation. Income and expenses incurred by SMFSF following deconsolidation on August 31, 2017 are not directly recognized by the Fund, but they do impact the net asset value of SMFSF and consequently the fair value of the Fund’s investment in SMFSF. Realized gains (losses) and changes in unrealized gains (losses) on the Fund’s investment in SMFSF following deconsolidation on August 31, 2017 are recognized on the Fund’s statement of operations.