Form 10-Q
period 2018-03-31
FUTURES PORTFOLIO FUND L.P.
filed 2018-05-15
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes ☐       No ☒

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Futures Portfolio Fund, Limited Partnership

Statements of Financial Condition

March 31, 2018 and December 31, 2017

	March 31, 2018 (Unaudited)	December 31, 2017
Assets
Equity in broker trading accounts
Cash	$39,041,782	$45,780,428
Net unrealized gain (loss) on open futures contracts	3,059,592	8,930,417
Net unrealized gain (loss) on open forward currency contracts	547,962	1,902,516
Total equity in broker trading accounts	42,649,336	56,613,361
Cash and cash equivalents	31,517,467	44,360,633
Investment in SMFSF, at fair value (cost $33,931,654 and $29,594,058)	30,408,959	34,101,936
Investments in securities, at fair value (cost $234,548,879 and $237,596,840)	233,832,219	237,378,016
General Partner 1% allocation receivable	111,865	—
Exchange membership, at fair value (cost $189,000)	194,250	232,000
Total assets	$338,714,096	$372,685,946

Liabilities and Partners’ Capital (Net Asset Value) Liabilities
Trading Advisor management fees payable	$638,275	$569,189
Trading Advisor incentive fees payable	—	1,297,698
Commissions and other trading fees payable on open contracts	57,979	83,313
Cash Managers fees payable	105,920	75,371
General Partner management and performance fees payable	418,753	460,536
General Partner 1% allocation payable	—	28,756
Selling agent and broker dealer servicing fees payable – General Partner	393,487	434,439
Administrative fee payable – General Partner	80,459	88,542
Redemptions payable	4,020,682	11,825,677
Subscriptions received in advance	972,808	287,000
Total liabilities	6,688,363	15,150,521

Partners’ Capital (Net Asset Value)
Class A Interests – 55,748.1901 and 58,081.8421 units outstanding at March 31, 2018 and December 31, 2017, respectively	223,196,758	240,860,323
Class B Interests – 15,195.9839 and 16,061.6377 units outstanding at March 31, 2018 and December 31, 2017, respectively	92,353,665	100,657,081
Class I Interests – 3,466.2779 and 3,466.2779 units outstanding at March 31, 2018 and December 31, 2017, respectively	3,448,656	3,547,299
Class R Interests – 12,933.9095 and 12,013.6394 units outstanding at March 31, 2018 and December 31, 2017, respectively	13,026,654	12,470,722
Total partners’ capital (net asset value)	332,025,733	357,535,425
Total liabilities and partners’ capital (net asset value)	$338,714,096	$372,685,946

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

March 31, 2018 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)

INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$15,000,000	4/12/18	U.S. Treasury	1.41%	$14,991,750	4.51%
4,000,000	4/30/18	U.S. Treasury	2.63%	4,047,208	1.22%
12,000,000	5/17/18	U.S. Treasury	1.59%	11,974,365	3.61%
6,000,000	6/21/18	U.S. Treasury	1.70%	5,976,972	1.80%
7,000,000	7/31/18	U.S. Treasury	2.25%	7,035,625	2.12%
3,250,000	8/31/18	U.S. Treasury	1.50%	3,248,779	0.98%
5,750,000	10/31/18	U.S. Treasury	1.25%	5,755,685	1.73%
Total U.S. Treasury securities (cost: $53,029,238)				53,030,384	15.97%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$1,500,000	4/25/18	General Dynamics Corporation	2.01%	1,497,999	0.45%
Automotive
1,500,000	4/5/18	Hyundai Capital America	1.96%	1,499,675	0.45%
1,600,000	5/31/18	Nissan Motor Acceptance Corporation	2.03%	1,594,613	0.48%
Banks
1,600,000	5/1/18	Standard Chartered Bank	2.03%	1,597,307	0.49%
Diversified financial services
1,500,000	4/11/18	CRC Funding, LLC	1.71%	1,499,292	0.45%
1,500,000	5/21/18	DCAT, LLC	2.08%	1,495,688	0.45%
1,500,000	4/2/18	Gotham Funding Corporation	1.69%	1,499,930	0.45%
1,600,000	6/7/18	ING (U.S.) Funding LLC	2.12%	1,593,747	0.48%
1,600,000	5/7/18	Manhattan Asset Funding Company LLC	1.94%	1,596,912	0.48%
1,600,000	4/30/18	Nieuw Amsterdam Receivables Corporation	1.81%	1,597,680	0.48%
Electrical equipment
1,500,000	4/9/18	Molex Electronic Technologies, LLC	2.10%	1,499,303	0.45%
Energy
1,500,000	4/6/18	Chevron Corporation	1.67%	1,499,654	0.45%
1,600,000	4/10/18	Dominion Energy Inc.	1.92%	1,599,236	0.49%
1,500,000	4/10/18	NextEra Energy Capital Holdings, Inc.	2.36%	1,499,119	0.45%
1,500,000	4/25/18	Sempra Energy Global Enterprises	2.07%	1,497,940	0.45%
Insurance
1,500,000	4/17/18	AXA Financial, Inc.	2.26%	1,498,500	0.45%
Machinery
1,500,000	6/1/18	Caterpillar Financial Services Corporation	2.11%	1,494,663	0.45%
Semiconductors
1,500,000	4/4/18	Lam Research Corporation	2.16%	1,499,731	0.45%
Total U.S. commercial paper (cost: $27,523,338)				27,560,989	8.30%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,600,000	4/3/18	Bank of Nova Scotia	1.66%	1,599,853	0.49%
1,500,000	5/25/18	Commonwealth Bank of Australia	2.05%	1,495,410	0.45%
1,600,000	6/11/18	DBS Bank Ltd.	2.13%	1,593,342	0.48%
1,500,000	4/27/18	KfW	1.73%	1,498,137	0.45%
Diversified financial services
1,600,000	4/20/18	Ontario Teachers’ Finance Trust	1.81%	1,598,480	0.48%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2018 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Insurance
$1,500,000	4/16/18	Prudential Public Limited Company	1.80%	$1,498,881	0.45%
Machinery
1,500,000	4/20/18	John Deere Financial Inc.	1.71%	1,498,654	0.45%
Telecommunications
1,600,000	4/19/18	Telstra Corporation Limited	1.67%	1,598,672	0.48%
Total foreign commercial paper (cost: $12,359,275)				12,381,429	3.73%
Total commercial paper (cost: $39,882,613)				39,942,418	12.03%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$4,250,000	1/10/20	Citigroup Inc.	2.50%	4,298,705	1.29%
6,950,000	4/27/18	Credit Suisse AG	2.44%	6,980,669	2.10%
3,000,000	10/29/20	JPMorgan Chase & Co.	2.97%	3,078,951	0.93%
4,750,000	1/15/21	Wells Fargo Bank, National Association	2.60%	4,706,258	1.42%
Computers
2,000,000	2/22/19	Apple Inc.	1.70%	1,992,289	0.60%
3,000,000	2/22/19	Apple Inc.	2.74%	3,029,718	0.91%
Diversified financial services
2,600,000	2/15/19	Goldman Sachs Group, Inc.	7.50%	2,729,385	0.82%
2,250,000	4/25/19	Goldman Sachs Group, Inc.	2.79%	2,276,609	0.69%
3,000,000	10/15/18	Intercontinental Exchange, Inc.	2.50%	3,034,253	0.91%
3,000,000	2/1/19	Morgan Stanley	2.45%	3,006,100	0.91%
Energy
4,850,000	2/15/21	Enterprise Products Operating LLC	2.80%	4,813,614	1.45%
Healthcare
7,500,000	6/7/18	Aetna Inc.	1.70%	7,532,050	2.27%
6,325,000	4/1/18	Zimmer Biomet Holdings, Inc.	2.00%	6,388,250	1.92%
Media
3,000,000	9/20/19	Discovery Communications, LLC	2.91%	3,017,072	0.91%
Pharmaceuticals
5,775,000	5/14/18	AbbVie Inc.	1.80%	5,810,343	1.75%
4,200,000	5/11/20	Amgen Inc.	2.26%	4,216,901	1.27%
Retail
6,000,000	7/20/18	CVS Health Corporation	1.90%	6,009,883	1.81%
3,000,000	9/10/18	Home Depot, Inc.	2.25%	3,001,928	0.90%
Software
3,500,000	10/8/19	Oracle Corporation	2.25%	3,516,879	1.06%
Telecommunications
6,000,000	2/15/19	AT&T Inc.	5.80%	6,196,267	1.87%
2,500,000	9/20/19	Cisco Systems, Inc.	2.54%	2,511,993	0.76%
Total U.S. corporate notes (cost: $88,935,191)				88,148,117	26.55%

Foreign Corporate Notes
Banks
$6,000,000	1/18/19	ABN AMRO Bank N.V.	2.37%	6,047,305	1.82%
5,500,000	3/2/20	Danske Bank A/S	2.20%	5,427,962	1.63%
4,000,000	8/17/18	ING Bank NV	2.66%	4,020,484	1.21%
3,500,000	7/23/18	National Australia Bank Limited	2.38%	3,520,734	1.06%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2018 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Energy
$5,500,000	5/3/19	BP Capital Markets P.L.C.	1.68%	$5,481,026	1.65%
5,500,000	9/12/19	Shell International Finance B.V.	1.38%	5,405,266	1.63%
2,500,000	5/11/20	Shell International Finance B.V.	2.13%	2,482,535	0.75%
Manufacturing
6,500,000	11/15/20	GE Capital International Funding Company	2.34%	6,413,274	1.93%
Pharmaceuticals
2,250,000	3/12/20	Allergan Funding SCS	3.33%	2,285,613	0.69%
Total foreign corporate notes (cost: $41,047,185)				41,084,199	12.37%
Total corporate notes (cost: $129,982,376)				129,232,316	38.92%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$700,000	1/8/21	AmeriCredit Automobile Receivables Trust 2015-2	2.40%	698,576	0.21%
70,787	5/18/20	AmeriCredit Automobile Receivables Trust 2017-1	1.51%	70,603	0.02%
101,095	7/15/24	Ari Fleet Lease Trust 2016-A	1.82%	100,969	0.03%
149,548	9/20/19	Capital Auto Receivables Asset Trust 2015-2	1.73%	149,437	0.04%
217,356	11/15/19	CarMax Auto Owner Trust 2016-4	1.21%	216,973	0.07%
428,978	9/15/20	CarMax Auto Owner Trust 2017-3	1.64%	427,171	0.13%
36,581	8/15/19	Drive Auto Receivables Trust 2017-2	2.06%	36,616	0.01%
650,000	4/15/20	Drive Auto Receivables Trust 2017-3	1.85%	648,740	0.20%
22,640	1/15/20	Drive Auto Receivables Trust 2017-A	1.77%	22,652	0.01%
77,221	2/22/21	Enterprise Fleet Financing, LLC	1.59%	77,192	0.02%
264,668	1/21/20	GM Financial Automobile Leasing Trust 2017-2	1.72%	263,385	0.08%
524,207	2/18/20	Hyundai Auto Receivables Trust 2017-A	1.48%	522,560	0.16%
675,000	4/15/20	Mercedes- Benz Auto Lease Trust 2018-A	2.20%	673,736	0.20%
727,526	8/15/19	Mercedes-Benz Auto Lease Trust 2017-A	1.98%	728,307	0.22%
612,240	9/16/19	Nissan Auto Lease Trust 2017-A	1.64%	609,699	0.18%
650,000	2/16/21	Santander Drive Auto Receivables Trust 2016-2	2.08%	649,054	0.20%
34,913	5/15/19	Santander Drive Auto Receivables Trust 2017-1	2.12%	34,964	0.01%
252,756	6/15/20	Santander Drive Auto Receivables Trust 2017-3	1.67%	252,289	0.08%
350,000	3/20/20	Santander Retail Auto Lease Trust 2017-A	2.02%	348,281	0.10%
229,614	12/20/19	Tesla Auto Lease Trust 2018-A	2.32%	229,319	0.07%
Credit cards
325,000	4/15/19	Capital One Multi-Asset Execution Trust	2.23%	326,346	0.10%
175,000	5/15/19	Chase Issuance Trust	2.19%	175,671	0.05%
600,000	1/15/19	Discover Card Execution Note Trust	1.64%	596,393	0.18%
600,000	8/15/18	World Financial Network Credit Card Master Note Tr	1.44%	597,876	0.18%
Equipment
371,228	11/16/20	CNH Equipment Trust 2017-B	1.59%	369,731	0.11%
625,000	2/24/20	Dell Equipment Finance Trust 2017-2	1.97%	622,433	0.19%
731,765	6/20/19	GreatAmerica Leasing Receivables Funding, LLC	1.73%	730,227	0.22%
Student loans
527,326	3/25/67	Navient Student Loan Trust 2018-1	1.86%	527,317	0.16%
650,000	3/25/67	Navient Student Loan Trust 2018-2	2.12%	650,115	0.20%
101,234	11/15/23	SMB Private Education Loan Trust 2016-B	2.43%	101,349	0.03%
169,367	3/25/31	Sofi Professional Loan Program 2016-B Llc	1.68%	169,120	0.05%
Total U.S. asset backed securities (cost: $11,654,652)				11,627,101	3.51%
Total investments in securities (cost: $234,548,879)				$233,832,219	70.43%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2018 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$282,003	0.08%
Currencies	(160,697)	(0.05)%
Energy	2,026,226	0.61%
Equity indices	(953,605)	(0.29)%
Interest rate instruments	306,060	0.09%
Metals
Copper LME (477 contracts, Apr-Jun 2018)	(4,041,748)	(1.21)%
Other[2]	(4,566,932)	(1.37)%
Single stock futures	(394,382)	(0.12)%
Net unrealized gain (loss) on open long U.S. futures contracts	(7,503,075)	(2.26)%

Short U.S. Futures Contracts
Agricultural commodities	893,791	0.27%
Currencies	(33,139)	(0.01)%
Energy	(9,074)	0.00%
Equity indices	356,413	0.11%
Interest rate instruments	(1,150,901)	(0.35)%
Metals
Copper LME (509 contracts, Apr-Jul 2018)	3,960,344	1.19%
Other[2]	4,177,984	1.26%
Single stock futures	28,630	0.01%
Net unrealized gain (loss) on open short U.S. futures contracts	8,224,048	2.48%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	720,973	0.22%

Long Foreign Futures Contracts
Agricultural commodities	$2,011	0.00%
Currencies	107,125	0.03%
Energy	103,079	0.03%
Equity indices	(94,574)	(0.03)%
Interest rate instruments	2,992,116	0.90%
Metals	(6,058)	0.00%
Net unrealized gain (loss) on open long foreign futures contracts	3,103,699	0.93%

Short Foreign Futures Contracts
Agricultural commodities	(12,337)	0.00%
Currencies	167,319	0.05%
Energy	(108)	0.00%
Equity indices	(8,850)	0.00%
Interest rate instruments	(908,335)	(0.28)%
Metals	(2,769)	0.00%
Net unrealized gain (loss) on open short foreign futures contracts	(765,080)	(0.23)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	2,338,619	0.70%

Net unrealized gain (loss) on open futures contracts	$3,059,592	0.92%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2018 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$(295,408)	(0.10)%
Short	213,062	0.06%
Net unrealized gain (loss) on open U.S. forward currency contracts	(82,346)	(0.04)%

Foreign Forward Currency Contracts
Long	(956,679)	(0.29)%
Short	1,586,987	0.48%
Net unrealized gain (loss) on open foreign forward currency contracts	630,308	0.19%

Net unrealized gain (loss) on open forward currency contracts	$547,962	0.15%

1 Represents the annualized yield at date of purchase for discount securities or the stated coupon rate for coupon-bearing securities.

2 No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments
December 31, 2017

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$15,000,000	1/11/18	U.S. Treasury	1.03%	$14,994,718	4.19%
12,000,000	2/15/18	U.S. Treasury	1.24%	11,980,967	3.35%
5,250,000	2/15/18	U.S. Treasury	1.00%	5,267,888	1.47%
15,000,000	3/15/18	U.S. Treasury	1.31%	14,960,225	4.18%
4,000,000	4/30/18	U.S. Treasury	2.63%	4,033,583	1.14%
7,000,000	7/31/18	U.S. Treasury	2.25%	7,091,810	1.98%
Total U.S. Treasury securities (cost: $58,285,077)				58,329,191	16.31%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,500,000	1/24/18	Hyundai Capital America	1.54%	1,498,535	0.42%
1,500,000	1/3/18	Nissan Motor Acceptance Corporation	1.32%	1,499,890	0.42%
Banks
1,500,000	1/10/18	Nieuw Amsterdam Receivables Corporation	1.37%	1,499,486	0.42%
1,600,000	2/5/18	Standard Chartered Bank	1.43%	1,597,791	0.44%
1,500,000	2/20/18	United Overseas Bank Limited	1.53%	1,496,833	0.41%
Beverages
1,500,000	1/29/18	Brown-Forman Corporation	1.68%	1,498,052	0.42%
Computers
1,500,000	1/8/18	Hewlett Packard Enterprise Company	1.62%	1,499,530	0.42%
Diversified financial services
1,600,000	1/18/18	DCAT, LLC	1.46%	1,598,904	0.45%
1,500,000	1/12/18	Gotham Funding Corporation	1.36%	1,499,377	0.42%
1,500,000	1/9/18	Liberty Street Funding LLC	1.35%	1,499,550	0.42%
1,600,000	1/4/18	Manhattan Asset Funding Company LLC	1.34%	1,599,821	0.45%
1,500,000	1/5/18	Regency Markets No. 1, LLC	1.43%	1,499,763	0.42%
Electronic equipment
1,500,000	1/16/18	Molex Electronic Technologies, LLC	1.78%	1,498,894	0.42%
Energy
1,500,000	1/25/18	Oglethorpe Power Corporation	1.63%	1,498,380	0.42%
1,600,000	1/19/18	Sempra Energy Global Enterprises	1.86%	1,598,520	0.44%
1,500,000	1/10/18	Southern Company Funding Corporation	1.71%	1,499,363	0.42%
Insurance
1,500,000	1/18/18	AXA Financial, Inc.	1.42%	1,499,001	0.42%
Nonprofit
1,600,000	1/5/18	The Salvation Army	1.32%	1,599,765	0.45%
Manufactoring
1,500,000	1/22/18	Caterpillar Financial Services Corporation	1.38%	1,498,801	0.42%
Semiconductors
1,500,000	1/9/18	Lam Research Corporation	1.64%	1,499,457	0.42%
Total U.S. commercial paper (cost: $30,434,788)				30,479,713	8.52%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,500,000	2/2/18	Bank of Nova Scotia	1.70%	1,497,746	0.42%
1,600,000	1/5/18	DBS Bank Ltd.	1.35%	1,599,760	0.45%
1,500,000	1/4/18	KfW (Kreditanstalt fur Wiederaufbau)	1.30%	1,499,838	0.42%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2017

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Energy
$1,500,000	1/8/18	Total Capital Canada Ltd.	1.66%	$1,499,519	0.42%
Telecommunications
1,600,000	2/5/18	Telstra Corporation Limited	1.47%	1,597,729	0.45%
Total foreign commercial paper (cost: $7,683,747)				7,694,592	2.16%
Total commercial paper (cost: $38,118,535)				38,174,305	10.68%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$5,700,000	3/2/18	Daimler Finance North America LLC	1.91%	5,709,253	1.60%
6,500,000	1/9/18	Ford Motor Credit Company LLC	2.29%	6,534,842	1.83%
Banks
6,950,000	4/27/18	Credit Suisse AG	2.05%	6,986,324	1.94%
3,000,000	10/29/20	JPMorgan Chase & Co.	2.58%	3,080,581	0.86%
6,625,000	2/9/18	MUFG Americas Holdings Corporation	1.97%	6,645,233	1.86%
Computers
2,000,000	2/22/19	Apple Inc.	1.70%	2,007,229	0.56%
3,000,000	2/22/19	Apple Inc.	2.27%	3,033,911	0.85%
Diversified financial services
2,600,000	2/15/19	Goldman Sachs Group, Inc.	7.50%	2,821,243	0.79%
2,250,000	4/25/19	Goldman Sachs Group, Inc.	2.41%	2,278,614	0.64%
3,000,000	10/15/18	Intercontinental Exchange, Inc.	2.50%	3,027,533	0.85%
3,000,000	2/1/19	Morgan Stanley	2.45%	3,038,005	0.85%
Healthcare
7,500,000	6/7/18	Aetna Inc.	1.70%	7,496,650	2.10%
500,000	1/15/18	Anthem, Inc.	1.88%	504,288	0.14%
6,325,000	4/1/18	Zimmer Biomet Holdings, Inc.	2.00%	6,358,902	1.78%
Media
3,000,000	9/20/19	Discovery Communications, LLC	2.34%	3,018,925	0.84%
Pharmaceuticals
5,775,000	5/14/18	AbbVie Inc.	1.80%	5,785,684	1.62%
4,200,000	5/11/20	Amgen Inc.	1.86%	4,226,820	1.18%
Retail
6,000,000	7/20/18	CVS Health Corporation	1.90%	6,049,123	1.69%
3,000,000	9/10/18	Home Depot, Inc.	2.25%	3,029,363	0.85%
Software
3,500,000	10/8/19	Oracle Corporation	2.25%	3,533,591	0.99%
Telecommunications
6,000,000	2/15/19	AT&T Inc.	5.80%	6,357,427	1.78%
2,500,000	9/20/19	Cisco Systems, Inc.	1.97%	2,516,388	0.70%
Total U.S. corporate notes (cost: $94,458,841)				94,039,929	26.30%

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
Credit cards
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

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures and forward contracts	$1,696,970	$12,016,033
Investments in SMFSF	288,127	—
Investments in securities and certificates of deposit	151,456	(166,073)
Net change in unrealized gain (loss) on:
Futures and forward contracts	(6,732,879)	(8,191,922)
Investments in SMFSF	(1,981,104)	—
Investments in securities and certificates of deposit	(516,597)	200,173
Exchange membership	(37,750)	36,000
Brokerage commissions and trading expenses	(1,110,883)	(1,284,726)
Net realized and change in unrealized gain (loss) on investments	(8,242,660)	2,609,485

Net Investment Income (Loss)
Income
Interest income (loss)	1,245,912	1,417,805

Expenses
Trading Advisor management fee	1,335,834	1,968,492
Trading Advisor incentive fee	—	1,919,921
Cash Managers fees	59,833	103,216
General Partner management and performance fees	1,308,151	1,913,026
Selling agent and broker dealer servicing fees – General Partner	1,231,902	1,763,827
General Partner 1% allocation	(111,865)	(44,696)
Administrative expenses – General Partner	254,031	357,453
Investment Manager fees	—	371,614
Distribution (12b-1) fees	—	8,729
Operating services fee	—	50,964
Total expenses	4,077,886	8,412,546
Net investment income (loss)	(2,831,974)	(6,994,741)
Net income (loss)	(11,074,634)	(4,385,256)
Less: net (income) loss attributable to non-controlling interest	—	(39,604)
Net Income (Loss) attributable to the Fund	$(11,074,634)	$(4,424,860)

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations (continued)

For the Three Months Ended March 31, 2018 and 2017 (unaudited)

	Three Months Ended March 31,
	2018
	Class A	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(143.25)	$(189.43)	$(28.45)	$(30.88)
Net income (loss) per unit†	$(139.87)	$(172.03)	$(28.46)	$(29.97)

Weighted average number of units outstanding	56,810.3734	15,470.0328	3,466.2779	12,298.4430

	Three Months Ended March 31,
	2017
	Class A	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(41.22)	$(34.26)	$(3.11)	$—
Net income (loss) per unit†	$(42.18)	$(36.53)	$(0.90)	$—

Weighted average number of units outstanding	80,594.0392	27,978.7571	3,577.7893	—

† (based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities
Net income (loss)	$(11,074,634)	$(4,385,256)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures and forwards trading	7,225,379	8,344,296
Net realized and change in unrealized (gain) loss on SMFSF, securities and certificates of deposit	6,865,557	(34,100)
Purchases of securities and certificates of deposit	(153,717,469)	(208,934,009)
Proceeds from disposition of SMFSF, securities and certificates of deposit	154,090,686	262,741,760
Changes in
Exchange membership	37,750	(36,000)
Trading Advisor management fee payable	69,086	(236,804)
Trading Advisor incentive fee payable	(1,297,698)	338,742
Commissions and other trading fees payable on open contracts	(25,334)	4,642
Cash Managers fees payable	30,549	41,191
General Partner management and performance fees payable	(41,783)	(67,031)
General Partner 1% allocation receivable/payable	(140,621)	54,055
Selling agent and broker dealer servicing fees payable – General Partner	(40,952)	(64,699)
Administrative fee payable – General Partner	(8,083)	(14,927)
Investment Manager fee payable	—	(1,765)
Distribution (12b-1) fees payable	—	143
Operating services fee payable	—	(242)
Net cash provided by (used in) operating activities	1,972,433	57,749,996

Cash flows from financing activities
Subscriptions	2,207,000	1,784,019
Subscriptions received in advance	972,808	581,083
Redemptions	(24,734,053)	(53,560,060)
Non-controlling interest – subscriptions	—	5,471,483
Non-controlling interest – redemptions	—	(3,136,351)
Net cash provided by (used in) financing activities	(21,554,245)	(48,859,826)

Net increase (decrease) in cash and cash equivalents	(19,581,812)	8,890,170
Cash and cash equivalents, beginning of period	90,141,061	118,136,562
Cash and cash equivalents, end of period	$70,559,249	$127,026,732

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$39,041,782	$86,105,882
Cash and cash equivalents not in broker trading accounts	31,517,467	40,920,850
Total end of period cash and cash equivalents	$70,559,249	$127,026,732

Supplemental disclosure of cash flow information
Prior period redemptions paid	$11,825,677	$18,217,216
Prior period subscriptions received in advance	$287,000	$2,687,191

Supplemental schedule of non-cash financing activities
Redemptions payable	$4,020,682	$20,831,588

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

For the Three Months Ended March 31, 2018 and 2017

(Unaudited)

	Class A		Class B		Class I		Class R		Non-Controlling Interest
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Three Months Ended March 31, 2018
Balance at December 31, 2017	58,081.8421	$240,860,323	16,061.6377	$100,657,081	3,466.2779	$3,547,299	12,013.6394	$12,470,722	$—	$357,535,425
Net income (loss)		(7,946,101)		(2,661,301)		(98,643)		(368,589)	—	(11,074,634)
Subscriptions	152.6465	631,000	130.1735	803,000	—	—	1,055.0794	1,060,000	—	2,494,000
Redemptions	(2,486.2985)	(10,348,464)	(995.8273)	(6,445,115)	—	—	(134.8093)	(135,479)	—	(16,929,058)
Transfers	—	—	—	—	—	—	—	—	—	—
Balance at March 31, 2018	55,748.1901	$223,196,758	15,195.9839	$92,353,665	3,466.2779	$3,448,656	12,933.9095	$13,026,654	$—	$332,025,733

Three Months Ended March 31, 2017
Balance at December 31, 2016	84,825.0303	$347,445,757	29,193.8071	$177,512,074	3,828.4541	$3,763,781	—	$—	$34,477,673	$563,199,285
Net income (loss)		(3,399,506)		(1,022,150)		(3,204)		—	39,604	(4,385,256)
Subscriptions	509.8650	2,084,910	391.6691	2,386,300	—	—	—	—	5,188,787	9,659,997
Redemptions	(9,332.4696)	(37,952,304)	(2,974.8511)	(17,986,136)	(501.3295)	(500,000)	—	—	(2,872,342)	(59,310,782)
Transfers	(50.6545)	(209,010)	34.0151	209,010	—	—	—	—	—	—
Balance at March 31, 2017	75,951.7712	$307,969,847	26,644.6402	$161,099,098	3,327.1246	$3,260,577	—	$—	$36,833,722	$509,163,244

	Net Asset Value per Unit

	Class A	Class B	Class I	Class R

March 31, 2018	$4,003.66	$6,077.50	$994.92	$1,007.17
December 31, 2017	4,146.91	6,266.93	1,023.37	1,038.05
March 31, 2017	4,054.81	6,046.21	980.00	—
December 31, 2016	4,096.03	6,080.47	983.11	—

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

The six classes of Units in the Fund differ only in the fees applicable to each class. Class A Units are subject to a 2% per annum selling agent fee. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. Class B Units are subject to a 0.2% per annum broker dealer servicing fee. Class I Units are subject to higher minimum investments requirements and lower General Partner management fees (0.75% per annum instead of 1.50% per annum) as well as a General Partner performance fee (7.5% of new profits, described more fully in Footnote 4). Class R Units do not pay selling compensation or servicing fees to selling agents, and are generally intended for clients of registered investment advisors. Class R Units were introduced in March 2017, and Class A2 and A3 Units were introduced in June 2017. On April 1, 2017, approximately $14 million in Class B Units transferred to R Units. There were no Class A2 or Class A3 Units outstanding on March 31, 2018.

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

Prior to August 31, 2017, the Fund owned more than 50% of the outstanding shares of SMFSF and therefore had effective control of that entity. Accordingly, the assets, liabilities and operating results of SMFSF were consolidated with the Fund through that date. The portion of SMFSF that was not owned by the Fund was presented as the non-controlling interest. On August 31, 2017, the Fund’s ownership of SMFSF dropped below 50%. With this decrease in ownership, the Fund no longer has effective control of SMFSF, and effective August 31, 2017 no longer consolidates the assets, liabilities and operating results of SMFSF into the Fund. The Fund continues to hold an investment in SMFSF and any changes in the fair value of its investment in SMFSF are reported on the Statement of Operations. The investment in SMFSF is reported on the statements of financial condition as investment in SMFSF. For financial reporting purposes, SMFSF is treated as a related party. For the three months ended March 31, 2018 and 2017, the Fund redeemed $2 million and $6 million, respectively, of its investment in SMFSF.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended March 31, 2018 and year ended December 31, 2017, there were no such transfers between levels.

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

Exchange Membership

During 2017, the Fund purchased a membership interest in the Chicago Mercantile Exchange (CME). By purchasing the membership, the Fund incurs reduced fees for transactions on the CME. The membership is accounted at its fair value and changes in fair value are reported in net change in unrealized gain (loss) in exchange membership on the statement of operations.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through March 31, 2018. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2014.

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

Reclassification

Certain amounts reported in the 2017 consolidated financial statements may have been reclassified to conform to the 2018 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

New Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued revenue recognition guidance, which replaces most pre-existing revenue recognition guidance in U.S. generally accepted accounting principles. The guidance provides a framework for addressing revenue recognition and, for the Fund, was effective January 1, 2018. The Fund evaluated the impact of this new guidance and has determined that its adoption did have a material effect on the financial statements.

Restricted Cash

In November 2016, the FASB issued guidance regarding the presentation of changes in restricted cash and restricted cash equivalents within the statement of cash flows. The Fund adopted the guidance on January 1, 2018, and its adoption did not have a material effect on the financial statements.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At March 31, 2018
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$3,059,592	$—	$3,059,592
Net unrealized gain (loss) on open forward currency contracts*	—	547,962	547,962
Cash and cash equivalents:
Money market fund	25,985,760	—	25,985,760
Investment in SMFSF	30,408,959	—	30,408,959
Investments in securities:
U.S. Treasury securities*	53,030,384	—	53,030,384
Asset backed securities*	—	11,627,101	11,627,101
Commercial paper*	—	39,942,418	39,942,418
Corporate notes*	—	129,232,316	129,232,316
Exchange membership	—	194,250	194,250
Total	$112,484,695	$181,544,047	$294,028,742

*See the condensed schedule of investments for further description.

At December 31, 2017
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$8,930,417	$—	$8,930,417
Net unrealized gain (loss) on open forward currency contracts*	—	1,920,516	1,902,516
Cash and cash equivalents:
Money market fund	42,775,036	—	42,775,036
Investment in SMFSF	34,101,936	—	34,101,936
Investments in securities:
U.S. Treasury securities*	58,329,191	—	58,329,191
Asset backed securities*	—	11,574,641	11,574,641
Commercial paper*	—	38,174,305	38,174,305
Corporate notes*	—	129,299,879	129,299,879
Exchange membership	—	232,000	232,000
Total	$144,136,580	$181,183,341	$325,319,921

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at March 31, 2018 and December 31, 2017, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At March 31, 2018, the Fund’s derivative contracts had the following impact on the statements of financial condition:

March 31, 2018	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts: Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,745,067	$(579,599)	$1,165,468
Currencies	748,391	(667,783)	80,608
Energy	2,277,088	(156,965)	2,120,123
Equity indices	1,780,355	(2,480,971)	(700,616)
Interest rate instruments	4,306,945	(3,068,005)	1,238,940
Metals	9,584,352	(10,063,531)	(479,179)
Single stock futures	60,495	(426,247)	(365,752)
Net unrealized gain (loss) on open futures contracts	$20,502,693	$(17,443,101)	$3,059,592

Net unrealized gain (loss) on open forward currency contracts	$3,452,982	$(2,905,020)	$547,962

At March 31, 2018, there were 62,003 open futures contracts and 3,672 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at March 31, 2018 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank AG	$(37,374)	$—	$—	$(37,374)
Deutsche Bank Securities, Inc.	(227,900)	—	—	(227,900)
JP Morgan Securities, LLC	(880,970)	—	—	(880,970)
SG Americas Securities, LLC	4,168,462	—	—	4,168,462
Société Générale International Limited	664,712	—	—	664,712
UBS AG	(79,376)	—	—	(79,376)
Total	$3,607,554	$—	$—	$3,607,554

For the three months ended March 31, 2018, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended March 31, 2018
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(1,884,842)	$200,320
Currencies	(830,819)	(619,568)
Energy	2,928,061	(1,806,271)
Equity indices	(591,554)	(2,873,402)
Interest rate instruments	(3,613,183)	2,586,345
Metals	1,845,160	(2,958,042)
Single stock futures	613,214	(400,207)
Total futures contracts	(1,533,963)	(5,870,825)

Forward currency contracts	2,924,925	(1,354,554)

Total futures and forward currency contracts	$1,390,962	$(7,225,379)

For the three months ended March 31, 2018, the number of futures contracts closed was 490,948 and the number of forward currency contracts closed was 76,615.

At December 31, 2017, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

December 31, 2017	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts: Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,610,106	$(644,958)	$965,148
Currencies	1,970,468	(1,270,292)	700,176
Energy	5,254,612	(1,328,218)	3,926,394
Equity indices	4,652,670	(2,479,884)	2,172,786
Interest rate instruments	2,293,476	(3,640,881)	(1,347,405)
Metals	13,922,808	(11,443,945)	2,478,863
Single stock futures	234,102	(199,647)	34,455
Net unrealized gain (loss) on open futures contracts	$29,938,242	$(21,007,825)	$8,930,417

Net unrealized gain (loss) on open forward currency contracts	$5,193,499	$(3,290,983)	$1,902,516

At December 31, 2017, there were 45,440 open futures contracts and 2,030 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2017 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank AG	$332,031	$—	$—	$332,031
Deutsche Bank Securities, Inc.	838,938	—	—	838,938
JP Morgan Securities, LLC	1,270,509	—	—	1,270,509
SG Americas Securities, LLC	6,820,970	—	—	6,820,970
Société Générale International Limited	1,122,595	—	—	1,122,595
UBS AG	447,890	—	—	447,890
Total	$10,832,933	$—	$—	$10,832,933

For the three months ended March 31, 2017, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended March 31, 2017
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(4,961,560)	$2,483,410
Currencies	(431,870)	(2,191,744)
Energy	(8,352,356)	(4,952,926)
Equity indices	30,324,632	602,164
Interest rate instruments	(3,132,518)	(3,258,612)
Metals	(2,227,283)	244,009
Single stock futures	848,673	329,801
Total futures contracts	12,067,718	(6,743,898)

Forward currency contracts	(493,812)	(1,600,398)

Total futures and forward currency contracts	$11,573,906	$(8,344,296)

For the three months ended March 31, 2017, the number of futures contracts closed was 493,225 and the number of forward currency contracts closed was 52,583.

4.	General Partner

At March 31, 2018 and December 31, 2017, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund; however, the beneficiary of the majority shareholder of the General Partner had the following investment in Class I Units:

	March 31, 2018	December 31, 2017
Units Owned	254.4114	254.4114
Value of Units	$253,118	$260,358

The following fees are paid to the General Partner:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, A3, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, A3, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. Selling agent fees amounted to $1,183,049 and $1,677,325 for the three months ended March 31, 2018 and 2017, respectively. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. Broker dealer servicing fees amounted to $48,853 and $86,502 for the three months ended March 31, 2018 and 2017, respectively. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

▪	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the Fund, payable in arrears to the General Partner. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

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

Principal Global Investors, LLC serves as the cash manager for the Fund. Prior to December 31, 2017, J.P. Morgan Investment Management, Inc. also served as a cash manager (collectively, the “Cash Managers”). The Fund incurs monthly fees, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.10% of the investments in securities and certificates of deposit as of the period ended March 31, 2018 and 2017.

6.	Deposits with Brokers

To meet margin requirements, the Fund maintains assets, including cash, equity in futures and forward currency contracts, and investments in securities, with brokers, subject to CFTC regulations and various exchange and broker requirements. At March 31, 2018 and December 31, 2017, the Fund had assets totaling $75,592,422 and $98,549,270, respectively, with brokers and margin deposit requirements of $45,880,290 and $71,513,422, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A, A2, A3, B and R units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, A2, A3, B, I or R interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At March 31, 2018 and December 31, 2017, the Fund received advance subscriptions of $972,808 and $287,000, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

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

Entering into swap agreements involves, to varying degrees, credit, market, and counterparty risk in excess of the amounts recognized on the statements of financial condition.

The Cash Managers manage the Fund’s cash and excess margin through investments in fixed income instruments, pursuant to investment parameters established by the General Partner. Fluctuations in prevailing interest rates could cause mark-to-market losses on the Fund’s fixed income instruments.

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at March 31, 2018.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$53,030,384	$27,560,989	$88,148,117	$11,627,101	$180,366,591	54.33%
Netherlands	—	—	17,955,590	—	17,955,590	5.42%
France	—	1,498,881	5,481,026	—	6,979,907	2.10%
Australia	—	3,094,082	3,520,734	—	6,614,816	1.99%
Ireland	—	—	6,413,274	—	6,413,274	1.93%
Denmark	—	—	5,427,962	—	5,427,962	1.63%
Luxumbourg	—	4,696,987	—	—	4,696,987	1.41%
Canada	—	—	2,285,613	—	2,285,613	0.69%
Singapore	—	1,593,342	—	—	1,593,342	0.48%
Germany	—	1,498,137	—	—	1,498,137	0.45%
Total	$53,030,384	$39,942,418	$129,232,316	$11,627,101	$233,832,219	70.43%

The following table presents the exposure at December 31, 2017.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$58,329,191	$30,479,713	$94,039,929	$11,574,641	$194,423,474	54.38%
Netherlands	—	—	18,032,725	—	18,032,725	5.04%
Canada	—	—	8,218,336	—	8,218,336	2.30%
France	—	—	5,485,426	—	5,485,426	1.53%
Australia	—	1,597,729	3,523,463	—	5,121,192	1.43%
Luxumbourg	—	2,997,265	—	—	2,997,265	0.84%
Singapore	—	1,599,760	—	—	1,599,760	0.45%
Germany	—	1,499,838	—	—	1,499,838	0.42%
Total	$58,329,191	$38,174,305	$129,299,879	$11,574,641	$237,378,016	66.39%

9.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at March 31, 2018, the consolidated statements of operations, the consolidated statements of cash flows, and consolidated statement of changes in partners’ capital (net asset value) for the three months ended March 31, 2018 and 2017, and the accompanying notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such consolidated financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at March 31, 2018, results of operations, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2018 and 2017. The results of operations for the three months ended March 31, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year or any other period. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three months ended March 31, 2018 and 2017, assuming the unit was outstanding throughout the entire period:

	Three Months Ended March 31, 2018
	Class A	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,146.91	$6,266.93	$1,023.37	$1,038.05

Net realized and change in unrealized gain (loss) on investments (1)	(103.47)	(156.83)	(25.84)	(26.10)
Net investment income (loss) (1)	(39.78)	(32.60)	(2.61)	(4.78)
Total income (loss) from operations	(143.25)	(189.43)	(28.45)	(30.88)

Net asset value per unit, end of period	$4,003.66	$6,077.50	$994.92	$1,007.17

Total return (4)	(3.45)%	(3.02)%	(2.78)%	(2.97)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	5.42%	3.63%	2.56%	3.40%
General Partner 1% allocation (4)	(0.03)%	(0.03)%	(0.03)%	(0.03)%
Net total expenses	5.39%	3.60%	2.53%	3.37%

Net investment income (loss) (2) (3) (5)	(3.99)%	(2.20)%	(1.14)%	(1.96)%

	Three Months Ended March 31, 2017
	Class A	Class B	Class I	Class R†
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,096.03	$6,080.47	$983.11	$—

Net realized and change in unrealized gain (loss) on investments (1)	22.13	32.17	5.33	—
Net investment income (loss) (1)	(63.35)	(66.43)	(8.44)	—
Total income (loss) from operations	(41.22)	(34.26)	(3.11)	—

Net asset value per unit, end of period	$4,054.81	$6,046.21	$980.00	$—

Total return (4)	(1.01)%	(0.56)%	(0.32)%	—

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	7.40%	5.54%	4.58%	—
General Partner 1% allocation (4)	(0.01)%	(0.01)%	0.00%	—
Net total expenses	7.39%	5.53%	4.58%	—

Net investment income (loss) (2) (3) (5)	(6.26)%	(4.41)%	(3.45)%	—

Total returns are calculated based on the change in value of a Class A, Class B, Class I or Class R Unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

† Class R Units were introduced in April 2017.

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

(5) Ratio excludes General Partner 1% allocation.

12. Subsequent Events

Subsequent to quarter end, there were $1,621,108 of contributions and $3,754,020 of redemptions from the Fund, and the Fund redeemed $2,000,000 of its investment in SMFSF.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of March 31, 2018 and first quarter 2018 gross performance contribution by sector was as follows:

Risk Allocation	Net Position	Sector	Gross Performance Contribution
11%	Short	Agriculture	(0.49)%
13%	Long	Energy	0.16%
8%	Short	Metals	(0.40)%
25%	Long EM, EUR, GBP	Currencies	(0.05)%
23%	Long	Equity indices	(1.23)%
20%	Short US, Long Global	Interest rates	(0.33)%

The dominant strategy employed by the Fund’s trading advisors is trend-following. As such, the largest positions tend to reflect the strongest current market trends. As of the end of March 2018, long positions in equities had been reduced significantly as a result of the market reversal, with only some long-term trend signals and some non-trend managers staying net long. In currencies, the Fund was net short the U.S. dollar against most currencies. Meanwhile, in fixed income, the Fund was short U.S. bonds and long European and Japanese bonds. In commodities, the largest position was a net long exposure in crude oil and distillates.

Results of Operations

The returns for each Class of Units for the three months ended March 31, 2018 and 2017 were:

Class of Units	2018	2017
Class A	(3.45)%	(1.01)%
Class B	(3.02)%	(0.56)%
Class I	(2.78)%	(0.32)%
Class R	(2.97)%	—

Class R units did not begin reflecting a return until April 1, 2017. Results from past periods are not necessarily indicative of results that may be expected for any future period. Monthly analysis of the trading gains and losses is provided below.

2018

January

Global equity markets rallied sharply in January, driven higher by investor euphoria over economic growth data and US tax cuts. This pushed already rich valuations further towards historic extremes. By the end of the month, the S&P 500’s Shiller P/E ratio exceeded its high during the 1929 stock market bubble. Meanwhile, anticipation of sustained monetary tightening by the Federal Reserve pushed the US 10-year bond yield up to 2.7%, its highest level since 2014. In foreign exchange markets, the U.S. Dollar weakened against a broad set of developed and emerging market currencies.

The Fund enjoyed a strong start to 2018, following a solid fourth quarter finish last year. Profits were made in long equity positions, particularly in Asia and the U.S. Gains were also made in currencies through short positions in the U.S. dollar against long positions in the Euro, British pound, and Australian dollar. In commodities, energy was a positive contributor as long oil positions benefited from a rise in the price of crude from $60 to $65 per barrel. Detractors for the month included long bond positions in the U.S. and Europe, as well as short positions in grains. The Fund finished with a net gain of 5.65%, 5.81%, 5.90%, and 5.83% for Class A, B, I, and R Units, respectively.

February

Following a period of historic calm in markets, volatility jumped higher in February as equities sold off and bond yields increased. The S&P 500 Total Return Index had closed higher for 15 consecutive months prior to February’s decline. Market participants attributed the February spike in volatility to several factors including high equity valuations, the potential for faster than expected interest rate hikes and fears that inflation was rising too quickly. The decline in stocks spilled over into other sectors as well. Oil prices ended January at nearly $65 per barrel, fell as low as $59 by mid-February, before recovering to $61 at month-end. Bond markets did not provide safety for investors either. The Bloomberg Barclays US Aggregate Bond Index was down more than 2% this year through February, after posting its first back-to-back monthly losses since 2016.

After strong performance in the fourth quarter of 2017 and into January, the Fund experienced a reversal of those gains in February. Positions that led to the Fund’s previous performance gains contributed to losses for the month. In particular, the Fund had losses from long exposure in equity and oil contracts. The currency sector was also challenging due to the Fund’s short bias positioning in the U.S. dollar, which strengthened against most major currencies. Interest rate markets were a positive contributor as the Fund recently shifted towards a short bias in those markets and bond prices declined. The Fund finished with a net loss of 9.12%, 8.99%, 8.91%, and 8.97% for Class A, B, I, and R Units, respectively.

March

Global equities declined again in March, with the MSCI World Index falling 2.4%, as President Trump announced a range of import tariffs, which investors feared could spark a trade war with China and Europe. Technology stocks were also hit over privacy concerns, as it was reported that large datasets of Facebook user activity had been used in political advertising. Meanwhile, the Federal Reserve raised U.S. interest rates by 25 basis points, the first of several expected hikes this year. Long-term bond yields dipped in Europe on disappointment in economic growth indicators.

The Fund finished the month with a positive return. Gains came primarily from long positions in the energy sector as crude oil prices rose to $65 per barrel on rising Mideast tensions and continued tight supply. In currencies, the Fund also benefited from short U.S. dollar positions, particularly against the British pound. Modestly-sized long equity positions detracted from performance, as did long positions in base metals. Fixed income sector returns were relatively flat as declines in short U.S. bond positions were offset by gains in long European bond positions. The Fund finished with a net gain of 0.55%, 0.70%, 0.79%, and 0.72% for Class A, B, I, and R Units, respectively.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at March 31, 2018 and December 31, 2017. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	March 31, 2018		December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$2,987,684	0.90%	$4,433,155	1.24%
Currencies	12,932,801	3.90	19,663,340	5.50
Energy	3,703,669	1.12	6,107,457	1.71
Equity indices	18,241,714	5.49	28,841,492	8.06
Interest rate instruments	5,560,501	1.67	6,824,373	1.91
Metals	2,390,081	0.72	5,017,984	1.40
Single stock futures	2,097,554	0.63	4,565,988	1.28
Total	$47,914,004	14.43%	$75,453,789	21.10%

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

The following were the primary trading risk exposures of the Fund as of March 31, 2018, by market sector.

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

The following were the only non-trading risk exposures of the Fund as of March 31, 2018.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at March 31, 2018 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from risk factors disclosed in the Fund’s Form 10-K for year ended December 31, 2017.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended March 31, 2018. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended March 31, 2018 were as follows:

	January	February	March	Total
A Units
Units redeemed	(1,083.7588)	(681.8302)	(720.7095)	(2,486.2985)
Average net asset value per unit	$4,381.24	$3,981.61	$4,003.66	$4,162.20

B Units
Units redeemed	(718.2536)	(106.3052)	(171.2685)	(995.8273)
Average net asset value per unit	$6,630.91	$6,035.05	$6,077.50	$6,472.12

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	—	—	—	—

R Units
Units redeemed	—	(41.1594)	(93.6499)	(134.8093)
Average net asset value per unit	—	$999.97	$1,007.17	$1,004.97

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith of incorporated by reference.

Exhibit No.	Description of Exhibit

1.1(a)	Form of Selling Agreement
3.1(a)	Maryland Certificate of Limited Partnership
4.1(a)	Limited Partnership Agreement
10.1(a)	Form of Subscription Agreement
31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement (File no. 000-50728) filed on April 29, 2004 on Form 10 under the 1934 Act, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Dated: May 14, 2018	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner (Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner (Principal Financial and Accounting Officer)