Form 10-Q
period 2018-06-30
FUTURES PORTFOLIO FUND L.P.
filed 2018-08-14
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes ☐ No ☒

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Futures Portfolio Fund, Limited Partnership

Statements of Financial Condition

June 30, 2018 and December 31, 2017

	June 30, 2018 (Unaudited)	December 31, 2017
Assets
Equity in broker trading accounts
Cash	$46,386,128	$45,780,428
Net unrealized gain (loss) on open futures contracts	6,636,310	8,930,417
Net unrealized gain (loss) on open forward currency contracts	396,026	1,902,516
Total equity in broker trading accounts	53,418,464	56,613,361
Cash and cash equivalents	22,755,307	44,360,633
Investment in SMFSF, at fair value (cost $32,802,034 and $29,594,058)	29,304,961	34,101,936
Investments in securities, at fair value (cost $225,884,904 and $237,596,840)	225,311,081	237,378,016
General Partner 1% allocation receivable	78,417	—
Exchange membership, at fair value (cost $189,000)	195,000	232,000
Total assets	$331,063,230	$372,685,946

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$557,889	$569,189
Trading Advisor incentive fees payable	133,234	1,297,698
Commissions and other trading fees payable on open contracts	68,574	83,313
Cash Managers fees payable	56,410	75,371
General Partner management and performance fees payable	409,789	460,536
General Partner 1% allocation payable	—	28,756
Selling agent and broker dealer servicing fees payable – General Partner	381,442	434,439
Administrative fee payable – General Partner	80,295	88,542
Redemptions payable	6,753,903	11,825,677
Subscriptions received in advance	462,000	287,000
Total liabilities	8,903,536	15,150,521

Partners’ Capital (Net Asset Value)
Class A Interests – 53,389.8761 and 58,081.8421 units
outstanding at June 30, 2018 and December 31, 2017, respectively	215,568,443	240,860,323
Class B Interests – 14,535.6811 and 16,061.6377 units
outstanding at June 30, 2018 and December 31, 2017, respectively	89,488,818	100,657,081
Class I Interests – 3,466.2779 and 3,466.2779 units
outstanding at June 30, 2018 and December 31, 2017, respectively	3,502,186	3,547,299
Class R Interests – 13,323.5646 and 12,013.6394 units
outstanding at June 30, 2018 and December 31, 2017, respectively	13,600,247	12,470,722
Total partners’ capital (net asset value)	322,159,694	357,535,425
Total liabilities and partners’ capital (net asset value)	$331,063,230	$372,685,946

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

June 30, 2018 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$8,000,000	7/19/18	U.S. Treasury	1.78%	$7,992,690	2.48%
7,000,000	7/31/18	U.S. Treasury	2.25%	7,068,008	2.19%
8,000,000	8/16/18	U.S. Treasury	1.89%	7,981,043	2.48%
3,250,000	8/31/18	U.S. Treasury	1.50%	3,264,084	1.01%
8,000,000	9/15/18	U.S. Treasury	1.00%	8,008,118	2.49%
8,000,000	9/20/18	U.S. Treasury	1.91%	7,965,879	2.47%
5,750,000	10/31/18	U.S. Treasury	1.25%	5,747,504	1.78%
10,000,000	2/28/19	U.S. Treasury	1.50%	10,001,236	3.11%
Total U.S. Treasury securities (cost: $57,886,546)				58,028,562	18.01%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$1,600,000	8/23/18	General Dynamics Corporation	2.11%	1,595,053	0.50%
1,500,000	8/29/18	Northrop Grumman Corporation	2.48%	1,493,953	0.45%
Automotive
1,600,000	8/16/18	American Honda Finance Corporation	2.10%	1,595,768	0.50%
1,600,000	7/16/18	Nissan Motor Acceptance Corporation	1.96%	1,598,700	0.50%
Banks
1,500,000	8/20/18	Credit Suisse AG	2.22%	1,495,417	0.45%
1,500,000	7/6/18	Mitsubishi UFJ Trust & Banking Corporation USA	2.01%	1,499,583	0.47%
1,600,000	9/10/18	Mizuho Bank, Ltd.	2.29%	1,592,837	0.49%
1,500,000	8/1/18	Nieuw Amsterdam Receivables Corporation	2.11%	1,497,288	0.45%
1,600,000	7/23/18	Royal Bank of Canada	2.01%	1,598,044	0.50%
Beverages
1,600,000	7/9/18	Brown-Forman Corporation	2.01%	1,599,289	0.50%
Diversified financial services
1,600,000	8/27/18	CAFCO, LLC	2.20%	1,594,477	0.49%
1,600,000	7/18/18	DCAT, LLC	2.09%	1,598,428	0.50%
1,500,000	8/21/18	Fairway Financial Corporation	2.27%	1,495,219	0.46%
1,600,000	7/30/18	Gotham Funding Corporation	2.30%	1,597,061	0.50%
1,500,000	7/23/18	Manhattan Asset Funding Company LLC	2.06%	1,498,121	0.47%
Electronics
1,500,000	7/17/18	Amphenol Corporation	2.31%	1,498,467	0.47%
Energy
1,500,000	7/16/18	Oglethorpe Power Corporation	2.40%	1,498,512	0.47%
1,500,000	8/29/18	Oncor Electric Delivery Company LLC	2.47%	1,493,977	0.46%
Insurance
1,600,000	7/20/18	Nationwide Life Insurance Company	2.04%	1,598,286	0.50%
Machinery
1,600,000	7/17/18	John Deere Capital Corporation	2.15%	1,598,478	0.50%
Telecommunications
1,600,000	7/24/18	AT&T Inc.	2.42%	1,597,547	0.50%
Total U.S. commercial paper (cost: $32,585,216)				32,634,505	10.13%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,600,000	7/10/18	Sumitomo Mitsui Banking Corporation	2.01%	1,599,199	0.50%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2018 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Chemical
$1,500,000	8/3/18	BASF SE	2.03%	$1,497,223	0.45%
1,600,000	8/7/18	Nutrien Ltd.	2.49%	1,595,938	0.50%
Energy
1,600,000	7/11/18	Engie	2.09%	1,599,076	0.50%
1,600,000	7/10/18	Total Capital Canada Ltd.	2.01%	1,599,200	0.50%
Total foreign commercial paper (cost: $7,874,333)				7,890,636	2.45%
Total commercial paper (cost: $40,459,549)				40,525,141	12.58%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$4,250,000	1/10/20	Citigroup Inc.	3.13%	4,309,514	1.34%
5,000,000	10/29/20	JPMorgan Chase & Co.	2.55%	4,948,408	1.54%
3,000,000	10/29/20	JPMorgan Chase & Co.	3.56%	3,075,923	0.95%
4,750,000	1/15/21	Wells Fargo Bank, National Association	2.60%	4,728,915	1.47%
Beverages
4,000,000	2/1/21	Anheuser-Busch Inbev Finance Inc.	2.65%	3,988,167	1.24%
Computers
2,000,000	2/22/19	Apple Inc.	1.70%	2,002,989	0.62%
3,000,000	2/22/19	Apple Inc.	3.15%	3,026,558	0.94%
Diversified financial services
2,600,000	2/15/19	Goldman Sachs Group, Inc.	7.50%	2,745,505	0.85%
2,250,000	4/25/19	Goldman Sachs Group, Inc.	3.40%	2,278,253	0.71%
3,000,000	10/15/18	Intercontinental Exchange, Inc.	2.50%	3,017,033	0.94%
3,000,000	2/1/19	Morgan Stanley	2.45%	3,025,555	0.94%
Energy
4,850,000	2/15/21	Enterprise Products Operating LLC	2.80%	4,838,931	1.50%
Media
3,000,000	9/20/19	Discovery Communications, LLC	3.03%	3,016,582	0.94%
Pharmaceuticals
4,200,000	5/11/20	Amgen Inc.	2.81%	4,235,636	1.31%
Retail
6,000,000	7/20/18	CVS Health Corporation	1.90%	6,049,723	1.87%
3,000,000	6/1/21	CVS Health Corporation	2.13%	2,888,943	0.90%
3,000,000	9/10/18	Home Depot, Inc.	2.25%	3,020,033	0.94%
Software
3,500,000	10/8/19	Oracle Corporation	2.25%	3,498,871	1.09%
Telecommunications
6,000,000	2/15/19	AT&T Inc.	5.80%	6,234,487	1.93%
2,500,000	9/20/19	Cisco Systems, Inc.	2.66%	2,510,011	0.78%
Total U.S. corporate notes (cost: $74,228,825)				73,440,037	22.80%

Foreign Corporate Notes
Banks
$6,000,000	1/18/19	ABN AMRO Bank N.V.	3.00%	6,053,080	1.88%
5,500,000	3/2/20	Danske Bank A/S	2.20%	5,446,882	1.69%
4,000,000	8/17/18	ING Bank N.V.	3.10%	4,019,663	1.25%
3,500,000	7/23/18	National Australia Bank Limited	3.00%	3,521,570	1.09%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2018 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Energy
$5,500,000	5/3/19	BP Capital Markets P.L.C.	1.68%	$5,467,606	1.70%
5,500,000	9/12/19	Shell International Finance B.V.	1.38%	5,433,798	1.69%
2,500,000	5/11/20	Shell International Finance B.V.	2.13%	2,477,303	0.77%
Manufacturing
6,500,000	11/15/20	GE Capital International Funding Company	2.34%	6,369,692	1.97%
Pharmaceuticals
2,250,000	3/12/20	Allergan Funding SCS	3.33%	2,278,273	0.71%
Total foreign corporate notes (cost: $41,047,185)				41,067,867	12.75%
Total corporate notes (cost: $115,276,010)				114,507,904	35.55%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$700,000	1/8/21	AmeriCredit Automobile Receivables Trust 2015-2	2.40%	699,316	0.22%
40,453	5/18/20	AmeriCredit Automobile Receivables Trust 2017-1	1.51%	40,404	0.01%
57,233	7/15/24	ARI Fleet Lease Trust 2016-A	1.82%	57,202	0.01%
76,497	11/15/19	CarMax Auto Owner Trust 2016-4	1.21%	76,468	0.02%
323,297	9/15/20	CarMax Auto Owner Trust 2017-3	1.64%	322,223	0.10%
1,050,000	4/15/20	Drive Auto Receivables Trust 2017-3	1.85%	1,049,698	0.32%
575,000	6/15/21	Drive Auto Receivables Trust 2018-2	2.88%	575,650	0.18%
213,666	1/21/20	GM Financial Automobile Leasing Trust 2017-2	1.72%	212,833	0.07%
525,000	4/20/20	GM Financial Automobile Leasing Trust 2018-1	2.39%	523,833	0.16%
500,000	5/17/21	GM Financial Consumer Automobile Receivables Trust 2018-2	2.55%	500,000	0.16%
351,145	2/18/20	Hyundai Auto Receivables Trust 2017-A	1.48%	350,343	0.11%
675,000	4/15/20	Mercedes-Benz Auto Lease Trust 2018-A	2.20%	673,993	0.21%
499,557	8/15/19	Mercedes-Benz Auto Lease Trust 2017-A	2.27%	500,092	0.16%
454,162	3/25/67	Navient Student Loan Trust 2018-1	2.15%	454,179	0.14%
585,976	3/25/67	Navient Student Loan Trust 2018-2	2.33%	586,549	0.18%
494,637	9/16/19	Nissan Auto Lease Trust 2017-A	1.64%	493,108	0.15%
530,005	2/16/21	Santander Drive Auto Receivables Trust 2016-2	2.08%	529,621	0.16%
150,590	6/15/20	Santander Drive Auto Receivables Trust 2017-3	1.67%	150,474	0.05%
500,000	10/15/20	Santander Drive Auto Receivables Trust 2018-2	2.58%	500,173	0.16%
339,555	3/20/20	Santander Retail Auto Lease Trust 2017-A	2.02%	338,176	0.10%
199,590	12/20/19	Tesla Auto Lease Trust 2018-A	2.32%	199,079	0.06%
Credit cards
325,000	4/15/19	Capital One Multi-Asset Execution Tr	2.52%	326,229	0.10%
175,000	5/15/19	Chase Issuance Trust	2.48%	175,659	0.05%
600,000	1/15/19	Discover Card Execution Note Trust	1.64%	597,611	0.19%
600,000	8/15/18	World Financial Network Credit Card Master Note Tr	1.44%	599,538	0.19%
Equipment
218,280	11/16/20	CNH Equipment Trust 2017-B	1.59%	217,225	0.07%
549,188	2/24/20	Dell Equipment Finance Trust 2017-2	1.97%	547,355	0.17%
500,000	10/22/20	Dell Equipment Finance Trust 2018-1	2.38%	500,364	0.16%
452,663	6/20/19	GreatAmerica Leasing Receivables Funding, LLC	1.73%	452,079	0.14%
Total U.S. asset backed securities (cost: $12,262,799)				12,249,474	3.80%
Total investments in securities (cost: $225,884,904)				$225,311,081	69.94%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2018 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$(176,618)	(0.05)%
Currencies	167,867	0.05%
Energy[2]	3,539,757	1.10%
Equity indices	(698,896)	(0.22)%
Interest rate instruments	443,725	0.14%
Metals
Copper LME (467 contracts, Jul-Oct 2018)	(3,434,832)	(1.07)%
Other[2]	(3,899,382)	(1.21)%
Single stock futures	(221,341)	(0.07)%
Net unrealized gain (loss) on open long U.S. futures contracts	(4,279,720)	(1.33)%

Short U.S. Futures Contracts
Agricultural commodities	1,067,811	0.33%
Currencies	679,673	0.21%
Energy	(64,770)	(0.02)%
Equity indices	487,869	0.15%
Interest rate instruments	(549,310)	(0.17)%
Metals
Copper LME (486 contracts, Jul-Oct 2018)	3,238,189	1.01%
Other[2]	3,972,973	1.23%
Single stock futures	4,019	0.00%
Net unrealized gain (loss) on open short U.S. futures contracts	8,836,454	2.74%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	4,556,734	1.41%

Long Foreign Futures Contracts
Agricultural commodities	$5,436	0.00%
Currencies	193,565	0.06%
Energy	75,199	0.02%
Equity indices	(1,103,232)	(0.34)%
Interest rate instruments	2,951,976	0.92%
Metals	226	0.00%
Single stock futures	(666)	0.00%
Net unrealized gain (loss) on open long foreign futures contracts	2,122,504	0.66%

Short Foreign Futures Contracts
Agricultural commodities	(14,305)	0.00%
Currencies	(26,720)	(0.01)%
Equity indices	62,466	0.02%
Interest rate instruments	(86,994)	(0.03)%
Metals	22,625	0.01%
Net unrealized gain (loss) on open short foreign futures contracts	(42,928)	(0.01)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	2,079,576	0.65%

Net unrealized gain (loss) on open futures contracts	$6,636,310	2.06%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2018 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$(863,790)	(0.27)%
Short	1,250,001	0.39%
Net unrealized gain (loss) on open U.S. forward currency contracts	386,211	0.12%

Foreign Forward Currency Contracts
Long	690,666	0.21%
Short	(680,851)	(0.21)%
Net unrealized gain (loss) on open foreign forward currency contracts	9,815	0.00%

Net unrealized gain (loss) on open forward currency contracts	$396,026	0.12%

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

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on:
Futures and forward contracts	$3,742,736	$(4,224,929)	$5,439,706	$7,791,104
Investments in SMFSF	(129,620)	—	158,507	—
Investments in securities and CDs	57,878	192,230	209,334	26,157
Net change in unrealized gain (loss) on:
Futures and forward contracts	3,424,782	(17,018,180)	(3,308,097)	(25,210,102)
Investments in SMFSF	25,621	—	(1,955,483)	—
Investments in securities and CDs	(7,352)	(68,314)	(523,949)	131,859
Exchange membership	750	(14,250)	(37,000)	21,750
Brokerage commissions and trading expenses	(1,113,459)	(1,210,746)	(2,224,342)	(2,495,472)
Net realized and changed in unrealized gain (loss) on investments	6,001,336	(22,344,189)	(2,241,324)	(19,734,704)

Net investment income (loss)
Income
Interest income (loss)	1,440,722	1,416,139	2,686,634	2,833,944

Expenses
Trading Advisor management fee	1,259,501	1,727,916	2,595,335	3,696,408
Trading Advisor incentive fee	133,234	1,394,911	133,234	3,314,832
Cash manager fees	60,803	90,673	120,636	193,889
General Partner management and performance fees	1,241,865	1,655,913	2,550,016	3,568,939
Selling agent and broker dealer servicing fees – General Partner	1,159,804	1,510,549	2,391,706	3,274,376
General Partner 1% allocation	33,448	(265,452)	(78,417)	(310,148)
Administrative expenses – General Partner	242,071	308,651	496,102	666,104
Investment Manager fees	—	355,780	—	727,394
Distribution (12b-1) fees	—	9,976	—	18,705
Operating services fee	—	48,793	—	99,757
Total expenses	4,130,726	6,837,710	8,208,612	15,250,256
Net investment income (loss)	(2,690,004)	(5,421,571)	(5,521,978)	(12,416,312)
Net income (loss)	3,311,332	(27,765,760)	(7,763,302)	(32,151,016)
Less: net (income) loss attributable to non-controlling interest	—	1,485,976	—	1,446,372
Net income (loss) attributable to the Fund	$3,311,332	$(26,279,784)	$(7,763,302)	$(30,704,644)

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations (continued)

For the Three and Six Months Ended June 30, 2018 and 2017 (unaudited)

	Three Months Ended June 30, 2018
	Class A	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$33.97	$78.99	$15.44	$13.60
Net income (loss) per unit†	$34.41	$80.06	$15.44	$13.59

Weighted average number of units outstanding	54,597.5287	14,991.0990	3,466.2779	13,186.4102

	Three Months Ended June 30, 2017
	Class A	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(242.33)	$(335.91)	$(52.14)	$(55.09)
Net income (loss) per unit†	$(243.36)	$(331.84)	$(55.43)	$(55.89)

Weighted average number of units outstanding	72,246.7089	23,403.2404	3,456.9558	13,240.7199

	Six Months Ended June 30, 2018
	Class A	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(109.28)	$(110.44)	$(13.01)	$(17.28)
Net income (loss) per unit†	$(108.94)	$(95.90)	$(13.01)	$(14.90)

Weighted average number of units outstanding	55,697.6312	15,235.5062	3,466.2779	12,715.0719

	Six Months Ended June 30, 2017
	Class A	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(283.55)	$(370.17)	$(55.25)	$(55.09)
Net income (loss) per unit†	$(274.32)	$(343.90)	$(54.96)	$(55.89)

Weighted average number of units outstanding	76,487.3173	25,554.7643	3,544.5508	13,240.7199

† (based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	2018	2017
Cash flows from operating activities
Net income (loss)	$(7,763,302)	$(32,151,016)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures and forwards trading	3,800,597	25,614,478
Net realized and change in unrealized (gain) loss on SMFSF, securities and certificates of deposit	2,111,591	(158,016)
Purchases of securities and certificates of deposit	(289,464,389)	(411,485,129)
Proceeds from disposition of SMFSF, securities and certificates of deposit	304,216,708	503,506,354
Changes in
Exchange membership	37,000	(21,750)
Trading Advisor management fee payable	(11,300)	(187,494)
Trading Advisor incentive fee payable	(1,164,464)	(186,269)
Commissions and other trading fees payable on open contracts	(14,739)	(19,496)
Cash Managers fees payable	(18,961)	(15,919)
General Partner management and performance fees payable	(50,747)	(164,534)
General Partner 1% allocation receivable/payable	(107,173)	(211,397)
Selling agent and broker dealer servicing fees payable – General Partner	(52,997)	(156,705)
Administrative fee payable – General Partner	(8,247)	(31,000)
Investment Manager fee payable	—	(13,189)
Distribution (12b-1) fees payable	—	381
Operating services fee payable	—	(1,809)
Net cash provided by (used in) operating activities	11,509,577	84,317,490

Cash flows from financing activities
Subscriptions	4,045,108	4,657,837
Subscriptions received in advance	462,000	414,065
Redemptions	(37,016,311)	(107,579,214)
Non-controlling interest – subscriptions	—	11,021,332
Non-controlling interest – redemptions	—	(5,959,305)
Net cash provided by (used in) financing activities	(32,509,203)	(97,445,285)

Net increase (decrease) in cash and cash equivalents	(20,999,626)	(13,127,795)
Cash and cash equivalents, beginning of period	90,141,061	118,136,562
Cash and cash equivalents, end of period	$69,141,435	$105,008,767

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$46,386,128	$60,535,206
Cash and cash equivalents not in broker trading accounts	22,755,307	44,473,561
Total end of period cash and cash equivalents	$69,141,435	$105,008,767

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows (continued)

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	2018	2017
Supplemental disclosure of cash flow information
Prior period redemptions paid	$11,825,677	$18,217,216
Prior period subscriptions received in advance	$287,000	$2,687,191

Supplemental schedule of non-cash financing activities
Redemptions payable	$6,753,903	$17,526,506

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

For the Six Months Ended June 30, 2018 and 2017

(Unaudited)

	Class A		Class B		Class I		Class R		Non-Controlling Interest
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Six months ended June 30, 2018
Balance at December 31, 2017	58,081.8421	$240,860,323	16,061.6377	$100,657,081	3,466.2779	$3,547,299	12,013.6394	$12,470,722	$—	$357,535,425
Net income (loss)		(6,067,621)		(1,461,134)		(45,113)		(189,434)	—	(7,763,302)
Subscriptions	292.9809	1,194,808	248.8014	1,527,300	—	—	1,597.1693	1,610,000	—	4,332,108
Redemptions	(4,596.4665)	(18,858,271)	(2,029.7773)	(12,795,225)	—	—	(287.2441)	(291,041)	—	(31,944,537)
Transfers	(388.4804)	(1,560,796)	255.0193	1,560,796	—	—	—	—	—	—
Balance at June 30, 2018	53,389.8761	$215,568,443	14,535.6811	$89,488,818	3,466.2779	$3,502,186	13,323.5646	$13,600,247	$—	$322,159,694

Six months ended June 30, 2017
Balance at December 31, 2016	84,825.0303	$347,445,757	29,193.8071	$177,512,074	3,828.4541	$3,763,781	—	$—	$34,477,673	$563,199,285
Net income (loss)		(20,981,697)		(8,788,169)		(194,819)		(736,959)	(1,446,372)	(32,151,016)
Subscriptions	805.7079	3,267,328	480.0293	2,917,700	519.3249	500,000	669.9595	660,000	10,875,870	18,220,898
Redemptions	(15,887.7809)	(63,814,810)	(6,895.6717)	(40,853,851)	(501.3295)	(500,000)	(1,018.3717)	(982,049)	(6,697,099)	(112,847,809)
Transfers	(237.1259)	(926,942)	(2044.7035)	(12,393,436)	—	—	13,321.4514	13,320,378	—	—
Balance at June 30, 2017	69,505.8314	$264,989,636	20,733.4612	$118,394,318	3,846.4495	$3,568,962	12,973.0392	$12,258,370	$37,210,072	$436,421,358

Net Asset Value per Unit

	Class A	Class B	Class I	Class R

June 30, 2018	$4,037.63	$6,156.49	$1,010.36	$1,020.77
December 31, 2017	4,146.91	6,266.93	1,023.37	1,038.05
June 30, 2017	3,812.48	5,710.30	927.86	944.91
December 31, 2016	4,096.03	6,080.47	983.11	—

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

The six classes of Units in the Fund differ only in the fees applicable to each class. Class A Units are subject to a 2% per annum selling agent fee. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. Class B Units are subject to a 0.2% per annum broker dealer servicing fee. Class I Units are subject to higher minimum investments requirements and lower General Partner management fees (0.75% per annum instead of 1.50% per annum) as well as a General Partner performance fee (7.5% of new profits, described more fully in Footnote 4). Class R Units do not pay selling compensation or servicing fees to selling agents, and are generally intended for clients of registered investment advisors. Class R Units were introduced in March 2017, and Class A2 and A3 Units were introduced in June 2017. There were no Class A2 or Class A3 Units outstanding on June 30, 2018.

The Fund owned approximately $29 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFSF”) at June 30, 2018, which represents approximately 38% of that fund. SMFSF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end investment company.  SMFSF issues four classes of shares: Class A, C, I and N. The General Partner serves as the investment manager of SMFSF. SMFSF has a similar investment strategy to the Fund, using commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments.

Prior to August 31, 2017, the Fund owned more than 50% of the outstanding shares of SMFSF and therefore had effective control of that entity. Accordingly, the assets, liabilities and operating results of SMFSF were consolidated with the Fund through that date. The portion of SMFSF that was not owned by the Fund was presented as the non-controlling interest. On August 31, 2017, the Fund’s ownership of SMFSF dropped below 50%. With this decrease in ownership, the Fund no longer has effective control of SMFSF, and effective August 31, 2017 no longer consolidates the assets, liabilities and operating results of SMFSF into the Fund. The Fund continues to hold an investment in SMFSF and any changes in the fair value of its investment in SMFSF are reported on the Statement of Operations. The investment in SMFSF is reported on the statements of financial condition as investment in SMFSF. For financial reporting purposes, SMFSF is treated as a related party. For the six months ended June 30, 2018 and 2017, the Fund redeemed $3 million and $11 million, respectively, of its investment in SMFSF.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended June 30, 2018 and year ended December 31, 2017, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through June 30, 2018. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2014.

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

New Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued revenue recognition guidance, which replaces most pre-existing revenue recognition guidance in U.S. generally accepted accounting principles. The guidance provides a framework for addressing revenue recognition and, for the Fund, was effective January 1, 2018. The Fund evaluated the impact of this new guidance and determined that its adoption did not have a material effect on the financial statements.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At June 30, 2018
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$6,636,310	$—	$6,636,310
Net unrealized gain (loss) on open forward currency contracts*	—	396,026	396,026
Cash and cash equivalents:
Money market fund	19,282,954	—	19,282,954
Investment in SMFSF	29,304,961	—	29,304,961
Investments in securities:
U.S. Treasury securities*	58,028,562	—	58,028,562
Asset backed securities*	—	12,249,474	12,249,474
Commercial paper*	—	40,525,141	40,525,141
Corporate notes*	—	114,507,904	114,507,904
Exchange membership	—	195,000	195,000
Total	$113,252,787	$167,873,545	$281,126,332

*See the condensed schedule of investments for further description.

At December 31, 2017
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$8,930,417	$—	$8,930,417
Net unrealized gain (loss) on open forward currency contracts*	—	1,920,516	1,902,516
Cash and cash equivalents:
Money market fund	42,775,036	—	42,775,036
Investment in SMFSF	34,101,936	—	34,101,936
Investments in securities:
U.S. Treasury securities*	58,329,191	—	58,329,191
Asset backed securities*	—	11,574,641	11,574,641
Commercial paper*	—	38,174,305	38,174,305
Corporate notes*	—	129,299,879	129,299,879
Exchange membership	—	232,000	232,000
Total	$144,136,580	$181,183,341	$325,319,921

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at June 30, 2018 and December 31, 2017, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At June 30, 2018, the Fund’s derivative contracts had the following impact on the statements of financial condition:

June 30, 2018	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts: Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,494,787	$(612,463)	$882,324
Currencies	1,479,599	(465,214)	1,014,385
Energy	3,754,920	(204,734)	3,550,186
Equity indices	1,623,433	(2,875,226)	(1,251,793)
Interest rate instruments	4,323,899	(1,564,502)	2,759,397
Metals	9,838,827	(9,939,028)	(100,201)
Single stock futures	166,411	(384,399)	(217,988)
Net unrealized gain (loss) on open futures contracts	$22,681,876	$(16,045,566)	$6,636,310

Net unrealized gain (loss) on open forward currency contracts	$4,030,921	$(3,634,895)	$396,026

At June 30, 2018, there were 34,262 open futures contracts and 5,022 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at June 30, 2018 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank AG	$(285,316)	$—	$—	$(285,316)
Deutsche Bank Securities, Inc.	(371,193)	—	—	(371,193)
JP Morgan Securities, LLC	1,192,499	—	—	1,192,499
SG Americas Securities, LLC	5,815,004	—	—	5,815,004
Société Générale International Limited	(198,349)	—	—	(198,349)
UBS AG	879,691	—	—	879,691
Total	$7,032,336	$—	$—	$7,032,336

For the three and six months ended June 30, 2018, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$823,788	$(283,144)	$(1,061,054)	$(82,824)
Currencies	(1,128,618)	933,777	(1,959,437)	314,209
Energy	7,206,730	1,430,063	10,134,791	(376,208)
Equity indices	377,108	(551,177)	(214,446)	(3,424,579)
Interest rate instruments	2,201,597	1,520,457	(1,411,586)	4,106,802
Metals	(1,636,572)	378,978	208,588	(2,579,064)
Single stock futures	179,269	147,764	792,483	(252,443)
Total futures contracts	$8,023,302	$3,576,718	$6,489,339	$(2,294,107)

Forward currency contracts	(3,811,490)	(151,936)	(886,565)	(1,506,490)

Total futures and forward contracts	$4,211,812	$3,424,782	$5,602,774	$(3,800,597)

For the three months ended June 30, 2018, the number of futures contracts closed was 469,319 and the number of forward currency contracts closed was 108,400. For the six months ended June 30, 2018, the number of futures contracts closed was 960,267 and the number of forward currency contracts closed was 185,015.

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

For the three and six months ended June 30, 2017, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended June 30, 2017		Six Months Ended June 30, 2017
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$4,906,660	$(4,154,011)	$(54,900)	$(1,670,601)
Currencies	(7,324,909)	1,437,411	(7,756,779)	(754,333)
Energy	(9,413,472)	(824,709)	(17,765,828)	(5,777,635)
Equity indices	23,366,403	(8,549,229)	53,691,035	(7,947,065)
Interest rate instruments	(6,068,674)	(4,768,549)	(9,201,192)	(8,027,161)
Metals	(5,055,964)	(457,562)	(7,283,247)	(213,553)
Single stock futures	342,373	(162,705)	1,191,046	167,096
Total futures contracts	$752,417	$(17,479,354)	$12,820,135	$(24,223,252)

Forward currency contracts	(5,549,731)	209,172	(6,043,543)	(1,391,226)

Total futures and forward contracts	$(4,797,314)	$(17,270,182)	$6,776,592	$(25,614,478)

For the three months ended June 30, 2017, the number of futures contracts closed was 494,465 and the number of forward currency contracts closed was 55,431. For the six months ended June 30, 2017, the number of futures contracts closed was 987,690 and the number of forward currency contracts closed was 108,014.

4.	General Partner

At June 30, 2018 and December 31, 2017, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund; however, the beneficiary of the majority shareholder of the General Partner had the following investment in Class I Units:

	June 30, 2018	December 31, 2017
Units Owned	254.4114	254.4114
Value of Units	$257,047	$260,358

The following fees are paid to the General Partner:

■	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, A3, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, A3, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

■	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears.

■	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. Selling agent fees amounted to $1,113,131 and $1,441,226 for the three months ended June 30, 2018 and 2017, respectively. Selling agent fees amounted to $2,296,180 and $3,118,551 for the six months ended June 30, 2018 and 2017, respectively. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

■	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. Broker dealer servicing fees amounted to $46,673 and $69,323 for the three months ended June 30, 2018 and 2017, respectively. Broker dealer servicing fees amounted to $95,526 and $155,825 for the six months ended June 30, 2018 and 2017, respectively. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

■	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the Fund, payable in arrears to the General Partner. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

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

Principal Global Investors, LLC serves as the cash manager for the Fund. Prior to December 31, 2017, J.P. Morgan Investment Management, Inc. also served as a cash manager (collectively, the “Cash Managers”). The Fund incurs monthly fees, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.11% of the investments in securities and certificates of deposit as of the period ended June 30, 2018 and 2017.

6.	Deposits with Brokers

To meet margin requirements, the Fund maintains assets, including cash, equity in futures and forward currency contracts, and investments in securities, with brokers, subject to CFTC regulations and various exchange and broker requirements. At June 30, 2018 and December 31, 2017, the Fund had assets totaling $77,358,076 and $98,549,270, respectively, with brokers and margin deposit requirements of $55,194,194 and $71,513,422, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A, A2, A3, B and R units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, A2, A3, B, I or R interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At June 30, 2018 and December 31, 2017, the Fund received advance subscriptions of $462,000 and $287,000, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

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

Purchase and sale of futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss of contract value. The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited. The Fund uses SG Americas Securities, LLC, JP Morgan Securities, LLC, and Deutsche Bank Securities, Inc. as its futures brokers. The Fund uses Société Générale International Limited, Deutsche Bank AG, and UBS AG as its forward currency counterparties.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at June 30, 2018.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$58,028,562	$32,634,505	$73,440,037	$12,249,474	$176,352,578	54.74%
Netherlands	—	—	17,983,844	—	17,983,844	5.58%
Ireland	—	—	6,369,692	—	6,369,692	1.98%
United Kingdom	—	—	5,467,606	—	5,467,606	1.70%
Denmark	—	—	5,446,882	—	5,446,882	1.69%
Australia	—	—	3,521,570	—	3,521,570	1.09%
Luxumbourg	—	3,195,138	—	—	3,195,138	0.99%
Canada	—	—	2,278,273	—	2,278,273	0.71%
Japan	—	1,599,199	—	—	1,599,199	0.50%
France	—	1,599,076	—	—	1,599,076	0.50%
Germany	—	1,497,223	—	—	1,497,223	0.46%
Total	$58,028,562	$40,525,141	$114,507,904	$12,249,474	$225,311,081	69.94%

The following table presents the exposure at December 31, 2017.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$58,329,191	$30,479,713	$94,039,929	$11,574,641	$194,423,474	54.38%
Netherlands	—	—	18,032,725	—	18,032,725	5.04%
Canada	—	—	8,218,336	—	8,218,336	2.30%
France	—	—	5,485,426	—	5,485,426	1.53%
Australia	—	1,597,729	3,523,463	—	5,121,192	1.43%
Luxumbourg	—	2,997,265	—	—	2,997,265	0.84%
Singapore	—	1,599,760	—	—	1,599,760	0.45%
Germany	—	1,499,838	—	—	1,499,838	0.42%
Total	$58,329,191	$38,174,305	$129,299,879	$11,574,641	$237,378,016	66.39%

9.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at June 30, 2018, the consolidated statements of operations for the three and six months ended June 30, 2018 and 2017, the consolidated statements of cash flows and consolidated statement of changes in partners’ capital (net asset value) for the six months ended June 30, 2018 and 2017, and the accompanying notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such consolidated financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at June 30, 2018, results of operations, cash flows and changes in partners’ capital (net asset value) for the three and six months ended June 30, 2018 and 2017. The results of operations for the three and six months ended June 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year or any other period. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three and six months ended June 30, 2018 and 2017, assuming the unit was outstanding throughout the entire period:

	Three Months Ended June 30, 2018
	Class A	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,003.66	$6,077.50	$994.92	$1,007.17

Net realized and change in unrealized gain (loss) on investments (1)	73.11	111.03	18.12	18.39
Net investment income (loss) (1)	(39.14)	(32.04)	(2.68)	(4.79)
Total income (loss) from operations	33.97	78.99	15.44	13.60

Net asset value per unit, end of period	$4,037.63	$6,156.49	$1,010.36	$1,020.77

Total return (4)	0.85%	1.30%	1.55%	1.35%

	Three Months Ended June 30, 2018
	Class A	Class B	Class I	Class R
Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	5.61%	3.80%	2.74%	3.59%
General Partner 1% allocation (4)	0.01%	0.01%	0.02%	0.01%
Net total expenses	5.62%	3.81%	2.76%	3.60%

Net investment income (loss) (2) (3) (5)	(3.86)%	(2.04)%	(1.01)%	(1.83)%

	Three Months Ended June 30, 2017
	Class A	Class B	Class I	Class R†
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,054.81	$6,046.21	$980.00	$1,000.00

Net realized and change in unrealized gain (loss) on investments (1)	(187.20)	(280.46)	(45.40)	(46.22)
Net investment income (loss) (1)	(55.13)	(55.45)	(6.74)	(8.87)
Total income (loss) from operations	(242.33)	(335.91)	(52.14)	(55.09)

Net asset value per unit, end of period	$3,812.48	$5,710.30	$927.86	$944.91

Total return (4)	(5.98)%	(5.56)%	(5.32)%	(5.51)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	7.11%	5.25%	4.34%	5.16%
General Partner 1% allocation (4)	(0.06)%	(0.06)%	(0.06)%	(0.06)%
Net total expenses	7.05%	5.19%	4.28%	5.10%

Net investment income (loss) (2) (3) (5)	(5.82)%	(3.97)%	(3.05)%	(3.86)%

	Six Months Ended June 30, 2018
	Class A	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period or at issuance	$4,146.91	$6,266.93	$1,023.37	$1,038.05

Net realized and change in unrealized gain (loss) on investments (1)	(30.33)	(45.81)	(7.72)	(7.69)
Net investment income (loss) (1)	(78.95)	(64.63)	(5.29)	(9.59)
Total income (loss) from operations	(109.28)	(110.44)	(13.01)	(17.28)

Net asset value per unit, end of period	$4,037.63	$6,156.49	$1,010.36	$1,020.77

Total return (4)	(2.64)%	(1.76)%	(1.27)%	(1.66)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	5.50%	3.70%	2.64%	3.50%
General Partner 1% allocation (4)	(0.03)%	(0.02)%	(0.01)%	(0.01)%
Net total expenses	5.47%	3.68%	2.63%	3.49%

Net investment income (loss) (2) (3) (5)	(3.92)%	(2.11)%	(1.07)%	(1.90)%

	Six Months Ended June 30, 2017
	Class A	Class B	Class I	Class R†
Per Unit Operating Performance

Net asset value per unit, beginning of period or at issuance	$4,096.03	$6,080.47	$983.11	$1,000.00

Net realized and change in unrealized gain (loss) on investments (1)	(164.72)	(246.66)	(40.16)	(46.22)
Net investment income (loss) (1)	(118.83)	(123.51)	(15.09)	(8.87)
Total income (loss) from operations	(283.55)	(370.17)	(55.25)	(55.09)

Net asset value per unit, end of period	$3,812.48	$5,710.30	$927.86	$944.91

Total return (4)	(6.92)%	(6.09)%	(5.62)%	(5.51)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	7.27%	5.45%	4.43%	5.16%
General Partner 1% allocation (4)	(0.07)%	(0.06)%	(0.06)%	(0.06)%
Net total expenses	7.20%	5.39%	4.37%	5.10%

Net investment income (loss) (2) (3) (5)	(6.06)%	(4.24)%	(3.23)%	(3.86)%

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

(3) Ratios have been annualized.

(4) Ratios have not been annualized.

(5) Ratio excludes General Partner 1% allocation.

12. Subsequent Events

Subsequent to quarter end, there were $729,853 of contributions and an estimated $5,522,367 of redemptions from the Fund.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of June 30, 2018 were as follows:

Risk Allocation	Net Position	Sector
8%	Short	Agriculture
11%	Long	Energy
7%	Short	Metals
24%	Long USD	Currencies
25%	Long	Equity indices
25%	Long Europe & Asia	Interest rates

The dominant strategy employed by the Fund’s trading advisors is trend-following. As such, the largest positions tend to reflect the strongest current market trends. At the end of June 2018, sector allocations in the Fund were balanced between commodities, currencies, equities and interest rates. In commodities, long positions in both crude oil and refined oil products remained the largest positions. In currencies, the portfolio moved into a long U.S. dollar stance against most currencies except the Euro. The Fund retains a moderate long exposure in equity indices as they have recovered from their February lows. In interest rates, the Fund has a small short position in U.S. bonds, but is long in Europe and Asia.

Results of Operations

The returns for each Class of Units for the six months ended June, 2018 and 2017 were:

Class of Units	2018	2017
Class A	(2.64)%	(6.92)%
Class B	(1.76)%	(6.09)%
Class I	(1.27)%	(5.62)%
Class R	(1.66)%	(5.51)%

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

April

Inflation expectations continued to drift higher in April pushing U.S. 10-year bond yields above the symbolic 3% threshold for the first time since 2014, as the market anticipated the Fed would continue to pursue monetary tightening. Oil prices also rose to their highest level in four years on the possibility of new Iranian sanctions. Equity markets stabilized from their early year declines as the trade spat between the U.S. and China subsided and as first quarter earnings proved to be relatively robust.

The Fund was profitable in April, with the strongest returns coming from long positions in the oil complex. Gains were also made in modestly sized long equity index positions, particularly in France. Short bond positions in the U.S. contributed positively as yields rose and prices declined. Currencies were the primary detractor as trends reversed with a weakening of the British pound and Japanese yen. The Fund finished with a net gain of 1.32%, 1.47%, 1.55%, and 1.48% for Class A, B, I, and R Units, respectively.

May

In May, hawkish Federal Reserve monetary policy expectations pushed the U.S. 10-year bond yield to a 7- year high of 3.1%, before reversing course in the second half of the month. While global stocks made early gains, trade disputes over U.S. import tariffs caused a late month dip, particularly in Asia and Europe. Meanwhile, President Trump’s withdrawal from the Iran nuclear deal and tight supply conditions led to a further rise in oil prices to a high of $72 per barrel, before moderating on an agreement between Russia and OPEC to expand output. Italian politics dominated financial headlines at month-end, as a newly formed populist government stoked fears of fiscal indiscipline and weakening loyalties to the Eurozone. This caused the Euro to weaken and Italian stocks and bonds to sell off.

While the Fund made gains early in May, these were followed by declines at month-end as a number of trends reversed. The political crisis in Italy caused losses in long Italian bond and stock positions as well as in currency trading, with the Euro falling to its weakest level of the year. Long positions in other European and Asian stock indices also detracted from performance as trade relations with the U.S. deteriorated. The strongest positive contributor for the Fund came from long oil positions, which profited from the continued rise in energy prices. The Fund finished with a net loss of 1.30%, 1.15%, 1.07%, and 1.13% for Class A, B, I, and R Units, respectively.

June

In June, the U.S. Government’s economic policies continued to stoke global trade tensions. The threat of tariffs hurt Asian and European stocks, while the prospect of retaliatory measures from China caused U.S. grain prices to slump. Economic data remained strong, however, leading the Fed to make its second interest rate hike of 2018, with the potential for two more hikes before year-end. Tightening U.S. monetary policy also caused a strengthening of the U.S. dollar against major currencies. Meanwhile, OPEC increased production less than expected, leading to a further rise in oil prices.

The Fund made a net profit for the month, with the largest positive contribution coming in the agricultural sector. Highlighting the Fund’s ability to profit from declining markets, short positions in soybeans and corn benefited from price declines ahead of potential Chinese import reductions. In currencies, the Fund made gains on long U.S. dollar positions against the Euro, Japanese yen and British pound. Fed tightening helped short positions in U.S. bonds. In energy, long positions in crude oil gained as its price hit a high for the year of $74 per barrel. The Fund finished with a net gain of 0.84%, 0.99%, 1.08%, and 1.01% for Class A, B, I, and R Units, respectively.

31

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at June 30, 2018 and December 31, 2017. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	June 30, 2018		December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$3,346,026	1.04%	$4,433,155	1.24%
Currencies	12,887,307	4.00	19,663,340	5.50
Energy	3,373,464	1.05	6,107,457	1.71
Equity indices	24,891,912	7.72	28,841,492	8.06
Interest rate instruments	6,666,879	2.07	6,824,373	1.91
Metals	3,385,330	1.05	5,017,984	1.40
Single stock futures	3,143,588	0.98	4,565,988	1.28
Total	$57,694,506	17.91%	$75,453,789	21.10%

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

The following were the primary trading risk exposures of the Fund as of June 30, 2018, by market sector.

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

The following represent non-trading risk exposures of the Fund as of June 30, 2018.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at June 30, 2018 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended June 30, 2018. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended June 30, 2018 were as follows:

	April	May	June	Total
A Units
Units redeemed	(722.9247)	(704.7860)	(682.4573)	(2,110.1680)
Average net asset value per unit	$4,056.39	$4,003.82	$4,037.63	$4,032.76

B Units
Units redeemed	(118.3858)	(273.9267)	(641.6375)	(1,033.9500)
Average net asset value per unit	$6,166.71	$6,095.87	$6,156.49	$6,141.60

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	—	—	—	—

R Units
Units redeemed	(89.5276)	(15.7292)	(47.1780)	(152.4348)
Average net asset value per unit	$1,022.12	$1,010.55	$1,020.77	$1,020.51

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

Dated: August 14, 2018	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)

