Form 10-Q
period 2018-09-30
FUTURES PORTFOLIO FUND L.P.
filed 2018-11-13
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

Commission file number: 000-50728

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

Organized in Maryland	IRS Employer Identification No.: 52-1627106

c/o Steben & Company, Inc.

9711 Washingtonian Blvd., Suite 400

Gaithersburg, Maryland 20878

(240) 631-7600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes ☐    No ☒

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Futures Portfolio Fund, Limited Partnership

Statements of Financial Condition

September 30, 2018 and December 31, 2017

	September 30, 2018 (Unaudited)	December 31, 2017
Assets
Equity in broker trading accounts
Cash	$38,191,061	$45,780,428
Net unrealized gain (loss) on open futures contracts	10,530,803	8,930,417
Net unrealized gain (loss) on open forward currency contracts	(832,555)	1,902,516
Total equity in broker trading accounts	47,889,309	56,613,361
Cash and cash equivalents	13,251,112	44,360,633
Investment in SMFSF, at fair value (cost $31,693,882 and $29,594,058)	28,875,415	34,101,936
Investments in securities, at fair value (cost $226,241,148 and $237,596,840)	225,495,985	237,378,016
General Partner 1% allocation receivable	63,230	—
Exchange membership, at fair value (cost $189,000)	150,500	232,000
Total assets	$315,725,551	$372,685,946

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$492,017	$569,189
Trading Advisor incentive fees payable	324,536	1,297,698
Commissions and other trading fees payable on open contracts	75,495	83,313
Cash Managers fees payable	56,615	75,371
General Partner management and performance fees payable	390,264	460,536
General Partner 1% allocation payable	—	28,756
Selling agent and broker dealer servicing fees payable – General Partner	363,457	434,439
Administrative fee payable – General Partner	77,739	88,542
Redemptions payable	3,484,890	11,825,677
Subscriptions received in advance	537,959	287,000
Total liabilities	5,802,972	15,150,521

Partners’ Capital (Net Asset Value)
Class A Interests – 50,993.7734 and 58,081.8421 units outstanding at September 30, 2018 and December 31, 2017, respectively	206,565,353	240,860,323
Class B Interests – 13,896.3817 and 16,061.6377 units outstanding at September 30, 2018 and December 31, 2017, respectively	86,216,039	100,657,081
Class I Interests – 3,466.2779 units outstanding at September 30, 2018 and December 31, 2017	3,538,128	3,547,299
Class R Interests – 13,217.2774 and 12,013.6394 units outstanding at September 30, 2018 and December 31, 2017, respectively	13,603,059	12,470,722
Total partners’ capital (net asset value)	309,922,579	357,535,425
Total liabilities and partners’ capital (net asset value)	$315,725,551	$372,685,946

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

September 30, 2018 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$10,000,000	10/18/18	U.S. Treasury	1.99%	$9,989,626	3.22%
4,475,000	10/31/18	U.S. Treasury	1.25%	4,495,142	1.46%
10,000,000	11/15/18	U.S. Treasury	2.06%	9,973,294	3.22%
10,000,000	12/20/18	U.S. Treasury	2.16%	9,951,906	3.21%
10,000,000	2/28/19	U.S. Treasury	1.50%	9,976,445	3.22%
6,000,000	3/15/19	U.S. Treasury	1.00%	5,963,952	1.92%
9,000,000	4/30/19	U.S. Treasury	1.25%	8,983,719	2.90%
Total U.S. Treasury securities (cost: $59,254,789)				59,334,084	19.15%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$1,600,000	10/23/18	General Dynamics Corporation	2.08%	1,597,977	0.52%
Automotive
1,500,000	10/17/18	Hyundai Capital America	2.31%	1,498,467	0.47%
1,600,000	10/10/18	Nissan Motor Acceptance Corporation	2.06%	1,599,180	0.52%
Banks
1,600,000	12/11/18	Mizuho Bank, Ltd.	2.31%	1,592,774	0.51%
1,500,000	11/8/18	MUFG Bank, Ltd.	2.14%	1,496,628	0.47%
1,600,000	10/17/18	Nieuw Amsterdam Receivables Corporation	2.16%	1,598,471	0.52%
1,600,000	12/7/18	Standard Chartered Bank	2.33%	1,593,121	0.51%
Beverages
1,600,000	10/4/18	Brown-Forman Corporation	2.13%	1,599,717	0.52%
1,600,000	11/6/18	Coca-Cola Company	2.10%	1,596,656	0.52%
Diversified financial services
1,600,000	11/9/18	CRC Funding, LLC	2.16%	1,596,273	0.52%
1,600,000	11/1/18	Gotham Funding Corporation	2.16%	1,597,038	0.52%
1,800,000	10/9/18	J.P. Morgan Securities LLC	2.13%	1,799,152	0.58%
1,500,000	11/19/18	Liberty Street Funding LLC	2.27%	1,495,406	0.47%
1,600,000	10/5/18	Manhattan Asset Funding Company LLC	2.14%	1,599,621	0.52%
1,500,000	10/16/18	Thunder Bay Funding, LLC	2.15%	1,498,662	0.48%
Energy
1,600,000	11/6/18	NextEra Energy Capital Holdings, Inc.	2.47%	1,596,080	0.52%
1,600,000	10/15/18	Oglethorpe Power Corporation	2.32%	1,598,563	0.52%
Media
1,600,000	10/22/18	Comcast Corporation	2.47%	1,597,713	0.52%
Total U.S. commercial paper (cost: $28,501,695)				28,551,499	9.21%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,500,000	11/13/18	KfW	2.16%	1,496,146	0.48%
1,600,000	10/19/18	Oversea-Chinese Banking Corporation Ltd	2.26%	1,598,200	0.52%
Chemicals
1,500,000	10/26/18	Nutrien Ltd.	2.38%	1,497,542	0.48%
Diversified financial services
1,500,000	11/1/18	Nationwide Building Society	2.26%	1,497,094	0.48%
Energy
1,600,000	10/26/18	Engie	2.12%	1,597,656	0.52%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2018 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Household products
$1,600,000	10/2/18	Reckitt Benckiser Treasury Services PLC	2.24%	$1,599,901	0.52%
Telecommunications
1,600,000	12/14/18	Telstra Corporation Limited	2.42%	1,592,107	0.51%
Total foreign commercial paper (cost: $10,850,415)				10,878,646	3.51%
Total commercial paper (cost: $39,352,110)				39,430,145	12.72%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$5,000,000	8/16/21	United Technologies Corporation	3.35%	5,014,636	1.62%
Agriculture
4,850,000	5/5/21	Altria Group, Inc.	4.75%	5,112,404	1.65%
Banks
4,250,000	1/10/20	Citigroup Inc.	3.12%	4,310,166	1.39%
5,000,000	10/29/20	JPMorgan Chase & Co.	2.55%	4,980,933	1.61%
3,000,000	10/29/20	JPMorgan Chase & Co.	3.54%	3,075,515	0.99%
4,750,000	1/15/21	Wells Fargo Bank, National Association	2.60%	4,697,840	1.52%
Beverages
4,000,000	2/1/21	Anheuser-Busch InBev Finance Inc.	2.65%	3,958,587	1.28%
Diversified financial services
2,600,000	2/15/19	Goldman Sachs Group, Inc.	7.50%	2,670,885	0.86%
2,250,000	4/25/19	Goldman Sachs Group, Inc.	3.38%	2,275,865	0.73%
3,000,000	2/1/19	Morgan Stanley	2.45%	3,010,090	0.97%
Energy
4,850,000	2/15/21	Enterprise Products Operating LLC	2.80%	4,803,623	1.55%
Food
3,000,000	4/16/21	General Mills, Inc.	3.20%	3,023,183	0.98%
Healthcare
5,000,000	9/17/21	Halfmoon Parent, Inc.	3.40%	4,978,361	1.61%
Media
3,000,000	9/20/19	Discovery Communications, LLC	3.05%	3,015,364	0.97%
Pharmaceuticals
4,200,000	5/11/20	Amgen Inc.	2.79%	4,233,725	1.37%
3,500,000	6/25/21	Bayer US Finance II LLC	3.00%	3,515,367	1.13%
Retail
3,000,000	6/1/21	CVS Health Corporation	2.13%	2,915,770	0.94%
Software
3,500,000	10/8/19	Oracle Corporation	2.25%	3,521,289	1.14%
Telecommunications
3,000,000	2/22/19	Apple Inc.	3.13%	3,020,043	0.97%
6,000,000	2/15/19	AT&T Inc.	5.80%	6,111,427	1.97%
2,500,000	9/20/19	Cisco Systems, Inc.	2.68%	2,509,345	0.81%
Total U.S. corporate notes (cost: $81,661,706)				80,754,418	26.06%

Foreign Corporate Notes
Banks
$6,000,000	1/18/19	ABN AMRO Bank N.V.	2.97%	6,046,758	1.95%
5,500,000	3/2/20	Danske Bank A/S	2.20%	5,410,362	1.75%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2018 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Energy
$5,500,000	5/3/19	BP Capital Markets P.L.C.	1.68%	$5,505,941	1.78%
4,000,000	9/12/19	Shell International Finance B.V.	1.38%	3,950,463	1.27%
2,500,000	5/11/20	Shell International Finance B.V.	2.13%	2,486,685	0.80%

4,000,000	9/20/21	AIA Group Limited	2.86%	4,004,813	1.29%

4,500,000	11/15/20	GE Capital International Funding Company	2.34%	4,436,629	1.43%

2,250,000	3/12/20	Allergan Funding SCS	3.59%	2,285,087	0.74%
Total foreign corporate notes (cost: $34,115,560)				34,126,738	11.01%
Total corporate notes (cost: $115,777,266)				114,881,156	37.07%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$700,000	1/8/21	AmeriCredit Automobile Receivables Tr 2015-2	2.40%	699,870	0.22%
14,155	5/18/20	AmeriCredit Automobile Receivables Tr 2017-1	1.51%	14,152	0.00%
23,232	7/15/24	Ari Fleet Lease Trust 2016-A	1.82%	23,236	0.01%
228,031	9/15/20	CarMax Auto Owner Trust 2017-3	1.64%	227,463	0.07%
176,481	4/15/20	Drive Auto Receivables Trust 2017-3	1.85%	176,503	0.06%
575,000	6/15/21	Drive Auto Receivables Trust 2018-2	2.88%	575,845	0.19%
500,000	11/15/21	Drive Auto Receivables Trust 2018-3	3.01%	500,294	0.16%
700,000	4/15/26	Ford Credit Auto Owner Trust 2014-REV2	2.31%	696,155	0.22%
154,295	1/21/20	GM Financial Automobile Leasing Tr 2017-2	1.72%	153,896	0.05%
800,000	9/21/20	GM Financial Automobile Leasing Tr 2018-3	2.89%	800,201	0.26%
492,309	4/20/20	GM Financial Automobile Leasing Trust 2018-1	2.39%	491,477	0.16%
500,000	5/17/21	GM Financial Consumer Automobile Receivables Tr 2018-2	2.55%	499,726	0.16%
187,846	2/18/20	Hyundai Auto Receivables Trust 2017-A	1.48%	187,619	0.06%
631,190	4/15/20	Mercedes- Benz Auto Lease Trust 2018-A	2.20%	630,532	0.20%
281,795	8/15/19	Mercedes-Benz Auto Lease Trust 2017-A	2.36%	282,053	0.09%
346,075	9/16/19	Nissan Auto Lease Trust 2017-A	1.64%	345,445	0.11%
307,212	2/16/21	Santander Drive Auto Receivables Trust 2016-2	2.08%	307,149	0.10%
50,309	6/15/20	Santander Drive Auto Receivables Trust 2017-3	1.67%	50,323	0.02%
500,000	10/15/20	Santander Drive Auto Receivables Trust 2018-2	2.58%	500,328	0.16%
275,978	3/20/20	Santander Retail Auto Lease Trust 2017-A	2.02%	275,130	0.09%
173,933	12/20/19	Tesla Auto Lease Trust 2018-A	2.32%	173,579	0.06%
Credit cards
325,000	4/15/19	Capital One Multi-Asset Execution Trust	2.61%	326,054	0.11%
175,000	5/15/19	Chase Issuance Trust	2.57%	175,579	0.06%
600,000	8/15/19	Chase Issuance Trust	1.58%	594,097	0.19%
600,000	1/15/19	Discover Card Execution Note Trust	1.64%	598,937	0.19%
Equipment
178,852	11/16/20	CNH Equipment Trust 2017-B	1.59%	178,309	0.06%
385,995	2/24/20	Dell Equipment Finance Trust 2017-2	1.97%	384,877	0.12%
500,000	10/22/20	Dell Equipment Finance Trust 2018-1	2.51%	500,599	0.16%
192,297	6/20/19	GreatAmerica Leasing Receivables Funding, LLC	1.73%	192,129	0.06%
475,000	12/20/20	Verizon Owner Trust 2017-2	1.92%	469,028	0.15%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2018 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Asset Backed Securities (continued)
Face Value	Maturity Date	Name	Yield[1]
Student loans
$306,544	3/25/67	Navient Student Loan Trust 2018-1	2.25%	$306,656	0.10%
463,972	3/25/67	Navient Student Loan Trust 2018-2	2.46%	464,362	0.15%
48,762	11/25/27	SLM Student Loan Trust 2011-2	2.82%	48,997	0.02%
Total U.S. asset backed securities (cost: $11,856,983)				11,850,600	3.82%
Total investments in securities (cost: $226,241,148)				$225,495,985	72.76%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$19,605	0.01%
		Currencies		226,355	0.07%
		Energy[2]		3,520,854	1.15%
		Equity indices		137,714	0.04%
		Interest rate instruments		(834,204)	(0.27)%
		Metals		417,558	0.13%
		Single stock futures		63,228	0.02%
Net unrealized gain (loss) on open long U.S. futures contracts				3,551,110	1.15%

Short U.S. Futures Contracts
		Agricultural commodities		1,379,476	0.45%
		Currencies		1,260,881	0.41%
		Energy		(136,853)	(0.04)%
		Equity indices		(1,042,964)	(0.34)%
		Interest rate instruments		3,016,213	0.96%
		Metals		(122,588)	(0.04)%
		Single stock futures		21,134	0.01%
Net unrealized gain (loss) on open short U.S. futures contracts				4,375,299	1.41%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts				7,926,409	2.56%

Long Foreign Futures Contracts
		Agricultural commodities		$3,367	0.00%
		Currencies		34,642	0.01%
		Energy		623	0.00%
		Equity indices[2]		3,972,229	1.29%
		Interest rate instruments		(1,696,363)	(0.55)%
		Metals		(343)	0.00%
		Single stock futures		(313)	0.00%
Net unrealized gain (loss) on open long foreign futures contracts				2,313,842	0.75%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2018 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS (continued)
Short Foreign Futures Contracts
Agricultural commodities	$91,928	0.03%
Currencies	42,492	0.01%
Energy	5,610	0.00%
Equity indices	(121,922)	(0.04)%
Interest rate instruments	284,369	0.09%
Metals	(11,925)	0.00%
Net unrealized gain (loss) on open short foreign futures contracts	290,552	0.09%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	2,604,394	0.84%

Net unrealized gain (loss) on open futures contracts	$10,530,803	3.40%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$169,451	0.05%
Short	(541,967)	(0.17)%
Net unrealized gain (loss) on open U.S. forward currency contracts	(372,516)	(0.12)%

Foreign Forward Currency Contracts
Long	64,846	0.02%
Short	(524,885)	(0.17)%
Net unrealized gain (loss) on open foreign forward currency contracts	(460,039)	(0.15)%

Net unrealized gain (loss) on open forward currency contracts	$(832,555)	(0.27)%

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

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on:
Futures and forward contracts	$1,993,988	$(9,839,658)	$7,433,694	$(2,048,554)
Investments in SMFSF	(108,152)	80,105	50,355	80,105
Investments in securities and CDs	(197,105)	142,942	12,229	169,099
Net change in unrealized gain (loss) on:
Futures and forward contracts	2,665,912	17,516,487	(642,185)	(7,693,615)
Investments in SMFSF	678,607	(572,177)	(1,276,876)	(572,177)
Investments in securities and CDs	154,429	36,487	(369,520)	168,346
Exchange membership	(44,500)	21,750	(81,500)	43,500
Brokerage commissions and trading expenses	(1,044,027)	(1,247,256)	(3,268,371)	(3,742,728)
Net realized and changed in unrealized gain (loss) on investments	4,099,152	6,138,680	1,857,828	(13,596,024)

Net investment income (loss)
Income
Interest income (loss)	1,546,031	1,294,030	4,232,665	4,127,974

Expenses
Trading Advisor management fee	1,211,614	1,528,553	3,806,949	5,224,961
Trading Advisor incentive fee	325,613	86,974	458,847	3,401,806
Cash manager fees	61,891	76,038	182,527	269,927
General Partner management and performance fees	1,187,700	1,464,389	3,737,716	5,033,328
Selling agent and broker dealer servicing fees – General Partner	1,108,320	1,370,972	3,500,026	4,645,348
General Partner 1% allocation	15,187	12,530	(63,230)	(297,618)
Administrative expenses – General Partner	231,314	274,670	727,416	940,774
Investment Manager fees	—	226,354	—	953,748
Distribution (12b-1) fees	—	6,692	—	25,397
Operating services fee	—	31,043	—	130,800
Total expenses	4,141,639	5,078,215	12,350,251	20,328,471
Net investment income (loss)	(2,595,608)	(3,784,185)	(8,117,586)	(16,200,497)
Net income (loss)	1,503,544	2,354,495	(6,259,760)	(29,796,521)
Less: net (income) loss attributable to non-controlling interest	—	(1,114,081)	—	332,291
Net income (loss) attributable to the Fund	$1,503,544	$1,240,414	$(6,259,760)	$(29,464,230)

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations (continued)

For the Three and Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Three Months Ended September 30, 2018
	Class A	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$13.17	$47.72	$10.37	$8.42
Net income (loss) per unit†	$13.00	$47.74	$10.37	$8.46

Weighted average number of units outstanding	52,086.2201	14,217.0063	3,466.2779	13,223.7049

	Three Months Ended September 30, 2017
	Class A	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(0.14)	$25.33	$6.43	$4.66
Net income (loss) per unit†	$5.31	$41.29	$6.59	$6.30

Weighted average number of units outstanding	66,562.7105	18,942.0684	3,751.4065	12,702.8260

	Nine Months Ended September 30, 2018
	Class A	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(96.11)	$(62.72)	$(2.64)	$(8.86)
Net income (loss) per unit†	$(98.94)	$(52.51)	$(2.65)	$(6.03)

Weighted average number of units outstanding	54,483.8423	14,898.0888	3,466.2779	12,857.6758

	Nine Months Ended September 30, 2017
	Class A	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(283.69)	$(344.84)	$(48.82)	$(50.43)
Net income (loss) per unit†	$(281.75)	$(342.26)	$(47.29)	$(50.88)

Weighted average number of units outstanding	73,215.6232	23,391.8162	3,597.1033	12,971.5921

† (based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	2018	2017
Cash flows from operating activities
Net income (loss)	$(6,259,760)	$(29,796,521)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures and forwards contracts	1,134,685	7,671,816
Net realized and change in unrealized (gain) loss on SMFSF, securities and certificates of deposit	1,583,812	154,627
Purchases of securities and certificates of deposit	(433,829,676)	(572,811,282)
Proceeds from disposition of SMFSF, securities and certificates of deposit	449,354,416	720,420,797
Changes in
Exchange membership	81,500	(43,500)
Trading Advisor management fee payable	(77,172)	(17,908)
Trading Advisor incentive fee payable	(973,162)	(1,494,204)
Commissions and other trading fees payable on open contracts	(7,818)	(25,661)
Cash Managers fees payable	(18,756)	(4,711)
General Partner management and performance fees payable	(70,272)	(219,923)
General Partner 1% allocation receivable/payable	(91,986)	(198,867)
Selling agent and broker dealer servicing fees payable – General Partner	(70,982)	(194,649)
Administrative fee payable – General Partner	(10,803)	(39,864)
Investment Manager fee payable	—	(16,315)
Distribution (12b-1) fees payable	—	370
Operating services fee payable	—	(2,238)
Net cash provided by (used in) operating activities	10,744,026	123,381,967

Cash flows from financing activities
Subscriptions	4,978,674	18,793,457
Subscriptions received in advance	537,959	286,000
Redemptions	(54,959,547)	(163,334,507)
Non-controlling interest – subscriptions	—	(161,710)
Non-controlling interest – redemptions	—	(269,299)
Effect of deconsolidation of SMFSF	—	(19,504,266)
Net cash provided by (used in) financing activities	(49,442,914)	(164,190,325)

Net increase (decrease) in cash and cash equivalents	(38,698,888)	(40,808,358)
Cash and cash equivalents, beginning of period	90,141,061	118,136,562
Cash and cash equivalents, end of period	$51,442,173	$77,328,204

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$38,191,061	$63,212,307
Cash and cash equivalents not in broker trading accounts	13,251,112	14,115,897
Total end of period cash and cash equivalents	$51,442,173	$77,328,204

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows (continued)

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	2018	2017
Supplemental disclosure of cash flow information
Prior period redemptions paid	$11,825,677	$18,217,216
Prior period subscriptions received in advance	$287,000	$2,687,191

Supplemental schedule of non-cash financing activities
Redemptions payable	$3,484,890	$14,901,008

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

For the Nine Months Ended September 30, 2018 and 2017

(Unaudited)

	Class A		Class B		Class I		Class R		Non-Controlling Interest
	Units	Amount	Units	Amount	Units	Amount	Units	Amount	Amount	Total
Nine months ended September 30, 2018
Balance at December 31, 2017	58,081.8421	$240,860,323	16,061.6377	$100,657,081	3,466.2779	$3,547,299	12,013.6394	$12,470,722	$—	$357,535,425
Net income (loss)		(5,390,656)		(782,353)		(9,171)		(77,580)	—	(6,259,760)
Subscriptions	471.4308	1,916,374	256.9229	1,577,300	—	—	1,757.7245	1,772,000	—	5,265,674
Redemptions	(6,999.0859)	(28,569,709)	(2,789.7048)	(17,486,968)	—	—	(554.0865)	(562,083)	—	(46,618,760)
Transfers	(560.4136)	(2,250,979)	367.5259	2,250,979	—	—	—	—	—	—
Balance at September 30, 2018	50,993.7734	$206,565,353	13,896.3817	$86,216,039	3,466.2779	$3,538,128	13,217.2774	$13,603,059	$—	$309,922,579

Nine months ended September 30, 2017
Balance at December 31, 2016	84,825.0303	$347,445,757	29,193.8071	$177,512,074	3,828.4541	$3,763,781	—	$—	$34,477,673	$563,199,285
Net income (loss)		(20,628,190)		(8,005,986)		(170,098)		(659,956)	(332,291)	(29,796,521)
Subscriptions	991.2813	3,984,328	532.3170	3,218,700	519.3249	500,000	775.2776	760,000	13,017,620	21,480,648
Redemptions	(22,000.6112)	(87,487,792)	(10,390.4768)	(61,159,719)	(881.5011)	(855,189)	(1,887.9383)	(1,827,632)	(8,993,026)	(160,323,358)
Transfers	(361.1106)	(1,403,904)	(1,974.9518)	(11,990,485)	—	—	13,399.0197	13,394,389	—	—
Balance at September 30, 2017	63,454.5898	$241,910,199	17,360.6955	$99,574,584	3,466.2779	$3,238,494	12,286.3590	$11,666,801	$—	$356,390,078

Net Asset Value per Unit

	Class A	Class B	Class I	Class R
September 30, 2018	$4,050.80	$6,204.21	$1,020.73	$1,029.19
December 31, 2017	4,146.91	6,266.93	1,023.37	1,038.05
September 30, 2017	3,812.34	5,735.63	934.29	949.57
December 31, 2016	4,096.03	6,080.47	983.11	—

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

The six classes of Units in the Fund differ only in the fees applicable to each class. Class A Units are subject to a 2% per annum selling agent fee. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. Class B Units are subject to a 0.2% per annum broker dealer servicing fee. Class I Units are subject to higher minimum investments requirements and lower General Partner management fees (0.75% per annum instead of 1.50% per annum) as well as a General Partner performance fee (7.5% of new profits, described more fully in Footnote 4). Class R Units do not pay selling compensation or servicing fees to selling agents, and are generally intended for clients of registered investment advisors. Class R Units were introduced in March 2017, and Class A2 and A3 Units were introduced in June 2017. There were no Class A2 or Class A3 Units outstanding on September 30, 2018.

At September 30, 2018, the Fund owned approximately $29 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFSF”), which represents approximately 37% of that fund. SMFSF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end investment company.  SMFSF issues four classes of shares: Class A, C, I and N. The General Partner serves as the investment manager of SMFSF. SMFSF has a similar investment strategy to the Fund, using commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments.

Prior to August 31, 2017, the Fund owned more than 50% of the outstanding shares of SMFSF and therefore had effective control of that entity. Accordingly, the assets, liabilities and operating results of SMFSF were consolidated with the Fund through that date. The portion of SMFSF that was not owned by the Fund was presented as the non-controlling interest. On August 31, 2017, the Fund’s ownership of SMFSF dropped below 50%. With this decrease in ownership, the Fund no longer has effective control of SMFSF, and effective August 31, 2017 no longer consolidates the assets, liabilities and operating results of SMFSF into the Fund. The Fund continues to hold an investment in SMFSF and any changes in the fair value of its investment in SMFSF are reported on the Statement of Operations. The investment in SMFSF is reported on the statements of financial condition as investment in SMFSF. For financial reporting purposes, SMFSF is treated as a related party. For the nine months ended September 30, 2018 and 2017, the Fund redeemed $4 million and $16 million, respectively, of its investment in SMFSF.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended September 30, 2018 and year ended December 31, 2017, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through September 30, 2018. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2015.

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

Fair Value Disclosures

In August 2018, the FASB issued guidance updating the disclosure requirements for fair value measurement and the fair value hierarchy. Primarily, the guidance added or modified certain disclosures regarding Level 3 fair value measurements and removed certain disclosures involving transfers between Level 1 and Level 2 of the fair value hierarchy. Historically, the Fund has not had any Level 3 fair value measurements and has not had any transfers between Level 1 and Level 2 on the fair value hierarchy. The update is effective beginning after December 15, 2019, although early adoption is permitted. The Fund is considering early adoption of this guidance and does not believe that such adoption will have a material effect on the financial statements.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At September 30, 2018
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$10,530,803	$—	$10,530,803
Net unrealized gain (loss) on open forward currency contracts*	—	(832,555)	(832,555)
Cash and cash equivalents:
Money market fund	8,809,415	—	8,809,415
Investment in SMFSF	28,875,415	—	28,875,415
Investments in securities:
U.S. Treasury securities*	59,334,084	—	59,334,084
Asset backed securities*	—	11,850,600	11,850,600
Commercial paper*	—	39,430,145	39,430,145
Corporate notes*	—	114,881,156	114,881,156
Exchange membership	—	150,500	150,500
Total	$107,549,717	$165,479,846	$273,029,563

*See the condensed schedule of investments for further description.

At December 31, 2017
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$8,930,417	$—	$8,930,417
Net unrealized gain (loss) on open forward currency contracts*	—	1,920,516	1,902,516
Cash and cash equivalents:
Money market fund	42,775,036	—	42,775,036
Investment in SMFSF	34,101,936	—	34,101,936
Investments in securities:
U.S. Treasury securities*	58,329,191	—	58,329,191
Asset backed securities*	—	11,574,641	11,574,641
Commercial paper*	—	38,174,305	38,174,305
Corporate notes*	—	129,299,879	129,299,879
Exchange membership	—	232,000	232,000
Total	$144,136,580	$181,183,341	$325,319,921

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at September 30, 2018 and December 31, 2017, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At September 30, 2018, the Fund’s derivative contracts had the following impact on the statements of financial condition:

September 30, 2018	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,888,405	$(394,029)	$1,494,376
Currencies	2,225,431	(661,061)	1,564,370
Energy	3,688,479	(298,245)	3,390,234
Equity indices	5,002,904	(2,057,847)	2,945,057
Interest rate instruments	3,772,085	(3,002,070)	770,015
Metals	6,643,491	(6,360,789)	282,702
Single stock futures	197,566	(113,517)	84,049
Net unrealized gain (loss) on open futures contracts	$23,418,361	$(12,887,558)	$10,530,803

Net unrealized gain (loss) on open forward currency contracts	$2,659,452	$(3,492,007)	$(832,555)

At September 30, 2018, there were 37,534 open futures contracts and 4,394 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at September 30, 2018 were:

	Net Amount of Assets in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank AG	$(243,900)	$—	$—	$(243,900)
Deutsche Bank Securities, Inc.	770,601	—	—	770,601
JP Morgan Securities, LLC	1,792,539	—	—	1,792,539
SG Americas Securities, LLC	7,967,663	—	—	7,967,663
Société Générale International Limited	(310,285)	—	—	(310,285)
UBS AG	(278,370)	—	—	(278,370)
Total	$9,698,248	$—	$—	$9,698,248

For the three and nine months ended September 30, 2018, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$756,935	$612,052	$(304,119)	$529,228
Currencies	1,195,312	549,985	(764,125)	864,194
Energy	985,165	(159,952)	11,119,956	(536,160)
Equity indices	(1,599,731)	4,196,850	(1,814,177)	772,271
Interest rate instruments	(1,692,158)	(1,989,382)	(3,103,744)	2,117,420
Metals	2,497,577	382,903	2,706,165	(2,196,161)
Single stock futures	239,497	302,037	1,031,980	49,594
Total futures contracts	$2,382,597	$3,894,493	$8,871,936	$1,600,386

Forward currency contracts	(251,668)	(1,228,581)	(1,138,233)	(2,735,071)

Total futures and forward contracts	$2,130,929	$2,665,912	$7,733,703	$(1,134,685)

For the three months ended September 30, 2018, the number of futures contracts closed was 444,338 and the number of forward currency contracts closed was 98,416. For the nine months ended September 30, 2018, the number of futures contracts closed was 1,404,605 and the number of forward currency contracts closed was 283,431.

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

For the three and nine months ended September 30, 2017, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended September 30, 2017		Nine Months Ended September 30, 2017
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(6,541,457)	$1,227,206	$(6,596,357)	$(443,395)
Currencies	1,135,806	(636,093)	(6,620,973)	(1,390,426)
Energy	(6,004,129)	4,237,001	(23,769,957)	(1,540,634)
Equity indices	4,717,902	12,586,291	58,408,937	4,639,226
Interest rate instruments	(7,694,836)	1,858,105	(16,896,028)	(6,169,056)
Metals	1,104,206	686,981	(6,179,041)	473,428
Single stock futures	341,862	(128,685)	1,532,908	38,411
Total futures contracts	$(12,940,646)	$19,830,806	$(120,511)	$(4,392,446)

Forward currency contracts	2,774,595	(1,888,144)	(3,268,948)	(3,279,370)

Total futures and forward contracts	$(10,166,051)	$17,942,662	$(3,389,459)	$(7,671,816)

For the three months ended September 30, 2017, the number of futures contracts closed was 512,812 and the number of forward currency contracts closed was 56,054. For the nine months ended September 30, 2017, the number of futures contracts closed was 1,500,502 and the number of forward currency contracts closed was 164,068.

4.	General Partner

At September 30, 2018 and December 31, 2017, and for the periods then ended, the General Partner did not maintain a capital balance in the Fund; however, the beneficiary of the majority shareholder of the General Partner had the following investment in Class I Units:

	September 30, 2018	December 31, 2017
Units Owned	254.4114	254.4114
Value of Units	$259,685	$260,358

The following fees are paid to the General Partner:

■	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, A3, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, A3, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

■	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears.

■	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. Selling agent fees amounted to $1,063,990 and $1,314,201 for the three months ended September 30, 2018 and 2017, respectively. Selling agent fees amounted to $3,360,170 and $4,432,752 for the nine months ended September 30, 2018 and 2017, respectively. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

■	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. Broker dealer servicing fees amounted to $44,330 and $56,771 for the three months ended September 30, 2018 and 2017, respectively. Broker dealer servicing fees amounted to $139,856 and $212,596 for the nine months ended September 30, 2018 and 2017, respectively. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

■	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the Fund, payable in arrears to the General Partner. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

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

Principal Global Investors, LLC serves as the cash manager for the Fund. Prior to December 31, 2017, J.P. Morgan Investment Management, Inc. also served as a cash manager (collectively, the “Cash Managers”). The Fund incurs monthly fees, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.11% and 1/12th of 0.14% of the investments in securities and certificates of deposit as of the period ended September 30, 2018 and 2017, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund maintains assets, including cash, equity in futures and forward currency contracts, and investments in securities, with brokers, subject to CFTC regulations and various exchange and broker requirements. At September 30, 2018 and December 31, 2017, the Fund had assets totaling $77,804,135 and $98,549,270, respectively, with brokers and margin deposit requirements of $56,448,278 and $71,513,422, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A, A2, A3, B and R units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, A2, A3, B, I or R interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At September 30, 2018 and December 31, 2017, the Fund received advance subscriptions of $537,959 and $287,000, respectively, which were recognized as subscriptions to the Fund or returned, if applicable, subsequent to period-end.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at September 30, 2018.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$59,334,084	$28,551,499	$80,754,418	$11,850,600	$180,490,601	58.23%
Netherlands	—	—	12,483,906	—	12,483,906	4.03%
Ireland	—	—	4,436,629	—	4,436,629	1.43%
United Kingdom	—	3,096,995	5,505,941	—	8,602,936	2.78%
Denmark	—	—	5,410,362	—	5,410,362	1.75%
Hong Kong	—	—	4,004,813	—	4,004,813	1.29%
Australia	—	1,592,107	—	—	1,592,107	0.51%
Luxumbourg	—	1,497,542	—	—	1,497,542	0.48%
Canada	—	—	2,285,087	—	2,285,087	0.74%
Singapore	—	1,598,200	—	—	1,598,200	0.52%
France	—	1,597,656	—	—	1,597,656	0.52%
Germany	—	1,496,146	—	—	1,496,146	0.48%
Total	$59,334,084	$39,430,145	$114,881,156	$11,850,600	$225,495,985	72.76%

The following table presents the exposure at December 31, 2017.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$58,329,191	$30,479,713	$94,039,929	$11,574,641	$194,423,474	54.38%
Netherlands	—	—	18,032,725	—	18,032,725	5.04%
Canada	—	—	8,218,336	—	8,218,336	2.30%
France	—	—	5,485,426	—	5,485,426	1.53%
Australia	—	1,597,729	3,523,463	—	5,121,192	1.43%
Luxumbourg	—	2,997,265	—	—	2,997,265	0.84%
Singapore	—	1,599,760	—	—	1,599,760	0.45%
Germany	—	1,499,838	—	—	1,499,838	0.42%
Total	$58,329,191	$38,174,305	$129,299,879	$11,574,641	$237,378,016	66.39%

9.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at September 30, 2018, the consolidated statements of operations for the three and nine months ended September 30, 2018 and 2017, the consolidated statements of cash flows and consolidated statement of changes in partners’ capital (net asset value) for the nine months ended September 30, 2018 and 2017, and the accompanying notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such consolidated financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at September 30, 2018, results of operations, cash flows and changes in partners’ capital (net asset value) for the three and nine months ended September 30, 2018 and 2017. The results of operations for the three and nine months ended September 30, 2018 and 2017 are not necessarily indicative of the results to be expected for the full year or any other period. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three and nine months ended September 30, 2018 and 2017, assuming the unit was outstanding throughout the entire period:

	Three Months Ended September 30, 2018
	Class A	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,037.63	$6,156.49	$1,010.36	$1,020.77

Net realized and change in unrealized gain (loss) on investments(1)	52.70	80.26	13.13	13.28
Net investment income (loss)(1)	(39.53)	(32.54)	(2.76)	(4.86)
Total income (loss) from operations	13.17	47.72	10.37	8.42

Net asset value per unit, end of period	$4,050.80	$6,204.21	$1,020.73	$1,029.19

Total return(4)	0.33%	0.78%	1.03%	0.82%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation(2) (3)	5.86%	4.04%	2.99%	3.82%
General Partner 1% allocation(4)	0.00%	0.01%	0.01%	0.01%
Net total expenses	5.86%	4.05%	3.00%	3.83%

Net investment income (loss)(2) (3) (5)	(3.90)%	(2.08)%	(1.05)%	(1.86)%

	Three Months Ended September 30, 2017
	Class A	Class B	Class I	Class R†
Per Unit Operating Performance

Net asset value per unit, beginning of period	$3,812.48	$5,710.30	$927.86	$944.91

Net realized and change in unrealized gain (loss) on investments(1)	43.86	65.63	10.47	10.72
Net investment income (loss)(1)	(44.00)	(40.30)	(4.04)	(6.06)
Total income (loss) from operations	(0.14)	25.33	6.43	4.66

Net asset value per unit, end of period	$3,812.34	$5,735.63	$934.29	$949.57

Total return(4)	(0.00)%	0.44%	0.69%	0.49%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation(2) (3)	5.91%	4.12%	3.04%	3.85%
General Partner 1% allocation(4)	0.00%	0.01%	0.01%	0.01%
Net total expenses	5.91%	4.13%	3.05%	3.86%

Net investment income (loss)(2) (3) (5)	(4.56)%	(2.76)%	(1.69)%	(2.50)%

	Nine Months Ended September 30, 2018
	Class A	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period or at issuance	$4,146.91	$6,266.93	$1,023.37	$1,038.05

Net realized and change in unrealized gain (loss) on investments(1)	22.39	34.43	5.42	5.62
Net investment income (loss)(1)	(118.50)	(97.15)	(8.06)	(14.48)
Total income (loss) from operations	(96.11)	(62.72)	(2.64)	(8.86)

Net asset value per unit, end of period	$4,050.80	$6,204.21	$1,020.73	$1,029.19

Total return(4)	(2.32)%	(1.00)%	(0.26)%	(0.85)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation(2) (3)	5.61%	3.81%	2.76%	3.61%
General Partner 1% allocation(4)	(0.02)%	(0.01)%	0.00%	(0.01)%
Net total expenses	5.59%	3.80%	2.76%	3.60%

Net investment income (loss)(2) (3) (5)	(3.91)%	(2.10)%	(1.06)%	(1.89)%

	Nine Months Ended September 30, 2017
	Class A	Class B	Class I	Class R†
Per Unit Operating Performance

Net asset value per unit, beginning of period or at issuance	$4,096.03	$6,080.47	$983.11	$1,000.00

Net realized and change in unrealized gain (loss) on investments(1)	(119.55)	(177.28)	(29.74)	(35.44)
Net investment income (loss)(1)	(164.14)	(167.56)	(19.08)	(14.99)
Total income (loss) from operations	(283.69)	(344.84)	(48.82)	(50.43)

Net asset value per unit, end of period	$3,812.34	$5,735.63	$934.29	$949.57

Total return(4)	(6.93)%	(5.67)%	(4.97)%	(5.04)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation(2) (3)	6.84%	5.08%	3.97%	4.51%
General Partner 1% allocation(4)	(0.07)%	(0.06)%	(0.05)%	(0.05)%
Net total expenses	6.77%	5.02%	3.92%	4.46%

Net investment income (loss)(2) (3) (5)	(5.60)%	(3.83)%	(2.71)%	(3.19)%

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

12. Subsequent Events

Subsequent to quarter end, there were approximately $1,046,000 of contributions and $3,668,000 of redemptions from the Fund.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of September 30, 2018 were as follows:

Risk Allocation	Net Position	Sector
10%	Short	Agriculture
12%	Long	Energy
9%	Short	Metals
23%	Long USD	Currencies
23%	Long	Equity indices
23%	Short US, Long Int’l	Interest rates

As of the end of September 2018, exposures in the Fund were relatively balanced between futures sectors. In commodity futures, the Fund was long energy, short agricultural markets and short metals. The Fund was also moderately long global stock indices and long the U.S. dollar against most currencies. The most notable quarterly change was an increase in the size of the short position in U.S. bonds, while retaining a modestly long exposure to international bonds.

Results of Operations

The returns for each Class of Units for the nine months ended September, 2018 and 2017 were:

Class of Units	2018	2017
Class A	(2.32)%	(6.93)%
Class B	(1.00)%	(5.67)%
Class I	(0.26)%	(4.97)%
Class R	(0.85)%	(5.04)%

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

July

U.S. stocks rose in July as a result of strong earnings and solid second quarter GDP growth, which were boosted by fiscal stimulus from this year’s tax cuts. The month saw a sharp rotation from high momentum technology stocks into value-oriented stocks. In international markets, Chinese equities continued to slump as a result of both central bank tightening and an ongoing trade spat with the U.S. In the energy sector, increased supply from Saudi Arabia and Libya caused a pullback in oil prices. Fixed income markets saw a reversal during the month. Bond yields rose in Europe and Japan (and bond prices fell) in anticipation of announcements of the gradual withdrawal of easy monetary policy.

The Fund’s trading style is primarily trend-following, leading to profits in markets where trends are sustained and losses in markets where trends reverse. In July, the Fund made gains in long positions in stock indices and short positions in precious metals. However, these profits were offset by declines in other sectors. Long positions in oil and refined oil products were impacted by a reversal of bullish price trends in the energy sector. In bond futures, long German and Japanese positions saw losses as a result of a rise in yields in anticipation of less accommodative central bank policy. Choppiness in the U.S. dollar led to a giveback in the currency sector. The Fund finished with a net loss of 1.41%, 1.26%, 1.18%, and 1.24% for Class A, B, I, and R Units, respectively.

August

August saw a panic in emerging markets, as countries with large USD-denominated debt buckled under the strength of the U.S. dollar and rising U.S. interest rates. A politically induced trade spat with the U.S. proved to be an additional catalyst in Turkey as the Lira fell 25% during August. Fear spread to other emerging markets, culminating in a dramatic drop in the Argentine peso at month end. Investor risk aversion caused a decline in European and Asian stocks and a rotation into bonds. Despite this international turmoil, U.S. equity markets proved robust, with the S&P 500 rising on strong earnings and a rally in technology stocks.

The Fund had a strong month and was profitable in each of the sectors it trades. Metals were the biggest positive contributor, as the Fund made gains in short positions in gold, which declined with U.S. dollar strength, and in short positions in industrial metals, which fell on weaker Chinese demand. In energy, long positions profited from a rise in crude oil prices. In agricultural markets, short coffee positions saw the strongest gains. Turning to financial futures markets, the Fund profited from long exposure to U.S. stock indices, long exposure to European bonds and broadly long U.S. dollar exposure against other currencies. The Fund finished with a net gain of 2.81%, 2.96%, 3.05%, and 2.98% for Class A, B, I, and R Units, respectively.

September

With U.S. economic data continuing to show strength in September, the Federal Reserve made its third interest rate hike of the year and signaled four more hikes by the end of 2019. U.S. Treasury yields rose and bonds sold off as Fed minutes dropped long-standing references to an “accommodative” monetary policy. The European Central Bank’s plans to move ahead with tapering of their quantitative easing policy caused European bonds to decline as well. The trade conflict between the U.S. and

China escalated with U.S. tariffs announced on $200 billion of Chinese goods. U.S. equity markets were relatively unfazed by these developments, but many Asian stock markets fell. Oil prices continued to climb with looming U.S. sanctions on Iran, a major producer.

The Fund’s biggest gains in the month came from the energy sector with long positions in crude oil. However, the interest rates sector detracted from performance. The Fund had a positive contribution from short U.S. positions, but saw losses from long European bond futures positions. In currencies, the Fund benefited from the continued depreciation of the Japanese yen, but saw reversals in other markets. Stock index trading saw a balance between gains in the U.S. and declines in Europe. The Fund finished with a net loss of 1.02%, 0.87%, 0.79%, and 0.86% for Class A, B, I, and R Units, respectively.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at September 30, 2018 and December 31, 2017. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	September 30, 2018		December 31, 2017
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Agricultural commodities	$3,893,466	1.26%	$4,433,155	1.24%
Currencies	12,646,939	4.08	19,663,340	5.50
Energy	3,576,974	1.15	6,107,457	1.71
Equity indices	23,736,615	7.67	28,841,492	8.06
Interest rate instruments	8,628,839	2.78	6,824,373	1.91
Metals	3,359,536	1.08	5,017,984	1.40
Single stock futures	3,045,990	0.98	4,565,988	1.28
Total	$58,888,359	19.00%	$75,453,789	21.10%

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

The following were the primary trading risk exposures of the Fund as of September 30, 2018, by market sector.

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

The following represent non-trading risk exposures of the Fund as of September 30, 2018.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at September 30, 2018 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended September 30, 2018. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended September 30, 2018 were as follows:

	July	August	September	Total
A Units
Units redeemed	(896.2678)	(997.3036)	(509.0480)	(2,402.6194)
Average net asset value per unit	$3,980.82	$4,092.54	$4,050.80	$4,042.02

B Units
Units redeemed	(288.9367)	(241.6560)	(229.3348)	(759.9275)
Average net asset value per unit	$6,078.91	$6,258.83	$6,204.21	$6,173.94

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

R Units
Units redeemed	(198.6202)	(68.2222)	—	(266.8424)
Average net asset value per unit	$1,008.07	$1,038.08	$—	$1,015.74

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

Dated: November 13, 2018	Futures Portfolio Fund, Limited Partnership

By:	Steben & Company, Inc.
General Partner

By:	/s/ Kenneth E. Steben
Name:	Kenneth E. Steben
Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

By:	/s/ Carl A. Serger
Name:	Carl A. Serger
Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)