Form 10-K
period 2018-12-31
FUTURES PORTFOLIO FUND L.P.
filed 2019-03-15
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

The Fund’s fiscal year ends each December 31, and the Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Third Amended and Restated Limited Partnership Agreement (“Partnership Agreement”). At December 31, 2018, the capitalization of the Fund and net asset value per limited partner interest (“Units”) was as follows:

Class of Units	Capitalization	Net Asset Value per Unit
Class A	$189,019,997	$3,911.85
Class A2	146,018	996.71
Class B	79,984,663	6,018.20
Class I	3,440,608	992.59
Class R	13,667,838	998.83
Total	$286,259,124

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

The Fund holds an interest in Class I shares of the Steben Managed Futures Strategy Fund (“SMFSF”). SMFSF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end investment company.  The General Partner serves as the investment manager of SMFSF.

SMFSF has a similar investment strategy to the Fund, using commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments.

At February 28, 2019, the Fund owned 37% of the value of the outstanding shares of SMFSF. Prior to August 31, 2017, the Fund owned more than 50% of the value of outstanding shares of SMFSF and therefore had effective control of that entity. Accordingly, the assets, liabilities and operating results of SMFSF were consolidated with the Fund through that date. The portion of SMFSF that was not owned by the Fund was presented as the non-controlling interest. Effective August 31, 2017, the Fund no longer consolidated the assets, liabilities and operating results of SMFSF into the Fund. The Fund reports changes in the fair value of its investment in SMFSF on the Statement of Operations. The investment in SMFSF is reported on the statement of financial condition as investment in SMFSF. For financial reporting purposes, SMFSF is treated as a related party. During 2018, the Fund redeemed $5 million of its investment in SMFSF.

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

Trading Advisors

As of February 28, 2019, the Trading Advisors of the Fund and the allocation of the Fund’s trading level are reflected as follows:

% of Total Allocations
Crabel Capital Management, LLC	17.8%
Winton Capital Management Ltd.	16.0%
FORT, LP	13.2%
Millburn Ridgefield Corporation	10.5%
Mondiale Asset Management Ltd.	10.1%
Other Trading Advisors who individually represent less than 10% of the Fund’s net assets	32.4%

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

Futures Brokers and Forward Currency Counterparties

The Fund’s futures trading is currently conducted with SG Americas Securities, LLC (“SGAS”), J.P. Morgan Securities LLC (“JPMS”), and Deutsche Bank Securities, Inc. (“DBSI”). The Fund’s forward currency trading is conducted with Société Générale International Limited and Deutsche Bank AG. SGAS and Société Générale International Limited are wholly-owned subsidiaries of Société Générale. Société Générale is a société anonyme governed by French law. JPMS is an indirect, wholly-owned subsidiary of JPMorgan Chase & Co., one of the largest bank holding companies in the U.S. DBSI is an indirect, wholly-owned subsidiary of Deutsche Bank AG, one of the largest bank holding companies in Europe. UBS AG is another of the fund’s forward currency counterparties.

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

Brokerage Commissions and Trading Expenses

The Fund incurs brokerage commissions and expenses on U.S. futures exchanges at an average of $2.24 per “round-turn” futures transaction (includes NFA, execution, clearing and exchange fees). Brokerage commissions and expenses may be higher for trades executed on certain foreign exchanges.

Cash Manager Fees	Each class of Units incurs a monthly cash manager fee, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.11% of the investments in securities and certificates of deposit.
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

Reliance on General Partner

The Fund’s success depends significantly on the General Partner’s ability to select Trading Advisors and support the operations of the Fund.

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

Investment in Other Investment Pools

The Fund purchased holds an investment in Class I shares of the Steben Managed Futures Strategy Fund (“SMFSF”). SMFSF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund, a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end management investment company. SMFSF has a similar investment strategy to the Fund, using trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments. The General Partner serves as the investment manager of SMFSF.

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

The Fund does not use any physical properties in the conduct of its business. Its assets currently consist of futures and other contracts, cash and fixed income instruments.

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

Holders

As of February 28, 2019, there were 2,745 holders of Class A Units, 2 holders of Class A2 Units, 1,160 holders of Class B Units, 4 holders of Class I Units and 163 holders of Class R Units of the Fund.

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the year ended December 31, 2018.

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

Redemptions of Class A, A2, B, I and R Units during the fourth quarter 2018 were as follows:

	October	November	December	Total
A Units
Units redeemed	(632.3070)	(1,085.4007)	(1,000.7860)	(2,718.4937)
Average net asset value per unit	$3,933.87	$3,939.46	$3,911.85	$3,928.00

A2 Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

B Units
Units redeemed	(195.8741)	(290.9163)	(189.8792)	(676.6696)
Average net asset value per unit	$6,034.09	$6,051.67	$6,018.20	$6,037.19

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

R Units
Units redeemed	—	(49.7902)	—	(49.7902)
Average net asset value per unit	$—	$1,004.21	$—	$1,004.21

Item 6.	Selected Financial Data

The following selected consolidated financial data of the Fund as of and for the years ended December 31, 2018, 2017, 2016, 2015, and 2014 is derived from the consolidated financial statements that have been audited by RSM US LLP, the Fund’s independent registered public accountant. This financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with the Fund’s consolidated financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

Certain amounts in the selected financial information prior to 2018 have been reclassified to conform to the 2018 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

	For the Year Ended December 31,
	2018	2017	2016	2015	2014
Income Statement Items
Net gain (loss) from trading	$(6,364,577)	$22,703,022	$21,931,511	$10,861,775	$104,112,103
Interest income	5,924,353	5,288,556	5,047,602	3,317,092	2,765,368
Net total expenses	(15,947,441)	(26,412,159)	(35,522,528)	(42,969,595)	(53,435,119)
Net income (loss)	$(16,387,665)	$1,579,419	$(8,543,415)	$(28,790,728)	$53,442,352

Balance Sheet Items
Total assets	$293,278,322	$372,685,946	$588,385,437	$659,382,239	$769,596,902
Total partners’ capital (net asset value)	$286,259,124	$357,535,425	$563,199,285	$643,585,886	$741,554,213

Class A Units
Net asset value per unit	$3,911.85	$4,146.91	$4,096.03	$4,212.26	$4,414.30
Increase (decrease) in net asset value per unit	$(235.06)	$50.88	$(116.23)	$(202.04)	$299.79
Total return	(5.67)%	1.24%	(2.76)%	(4.58)%	7.29%
Class A2 Units (began trading 11/1/18)
Net asset value per unit	$996.71	$—	$—	$—	$—
Increase (decrease) in net asset value per unit	$(3.29)	$—	$—	$—	$—
Total return[1]	(0.33)%	—	—	—	—
Class B Units
Net asset value per unit	$6,018.20	$6,266.93	$6,080.47	$6,142.34	$6,323.56
Increase (decrease) in net asset value per unit	$(248.73)	$186.46	$(61.87)	$(181.22)	$533.83
Total return	(3.97)%	3.07%	(1.01)%	(2.87)%	9.22%
Class I Units
Net asset value per unit	$992.59	$1,023.37	$983.11	$984.17	$1,004.98
Increase (decrease) in net asset value per unit	$(30.78)	$40.26	$(1.06)	$(20.81)	$94.56
Total return	(3.01)%	4.10%	(0.11)%	(2.07)%	10.39%
Class R Units (began trading 4/1/17)
Net asset value per unit	$998.83	$1,038.05	$—	$—	$—
Increase (decrease) in net asset value per unit	$(39.22)	$38.05	$—	$—	$—
Total return[2]	(3.78)%	3.80%	—	—	—

Results from past periods are not necessarily indicative of results that may be expected for any future period.

1 Class A2 Units were introduced in December 2018. Total return for 2018 is for the period from introduction to year end and is not annualized.

2 Class R Units were introduced in April 2017. Total return is for 2017 is for the period from introduction to year end and is not annualized.

The following unaudited supplementary summarized quarterly data are presented for the three-months ended March 31, June 30, September 30 and December 31, 2018 and 2017.

	March 31, 2018
	Class A	Class A2	Class B	Class I	Class R
Net income (loss)	$(7,946,101)	$—	$(2,661,301)	$(98,643)	$(368,589)
Increase (decrease) in net asset value per unit	(143.25)	—	(189.43)	(28.45)	(30.88)
Net asset value per unit	4,003.66	—	6,077.50	994.92	1,007.17
Ending net asset value	223,196,758	—	92,353,665	3,448,656	13,026,654

	June 30, 2018
	Class A	Class A2	Class B	Class I	Class R
Net income (loss)	$1,878,480	$—	$1,200,167	$53,530	$179,155
Increase (decrease) in net asset value per unit	33.97	—	78.99	15.44	13.60
Net asset value per unit	4,037.63	—	6,156.49	1,010.36	1,020.77
Ending net asset value	215,568,443	—	89,488,818	3,502,186	13,600,247

	September 30, 2018
	Class A	Class A2	Class B	Class I	Class R
Net income (loss)	$676,965	$—	$678,781	$35,942	$111,854
Increase (decrease) in net asset value per unit	13.17	—	47.72	10.37	8.42
Net asset value per unit	4,050.80	—	6,204.21	1,020.73	1,029.19
Ending net asset value	206,565,353	—	86,216,039	3,538,128	13,603,059

	December 31, 2018
	Class A	Class A2	Class B	Class I	Class R
Net income (loss)	$(7,044,788)	$(482)	$(2,574,894)	$(97,520)	$(410,221)
Increase (decrease) in net asset value per unit	(138.95)	(3.29)	(186.01)	(28.14)	(30.36)
Net asset value per unit	3,911.85	996.71	6,018.20	992.59	998.83
Ending net asset value	189,019,997	146,018	79,984,663	3,440,608	13,667,838

	March 31, 2017
	Class A	Class A2	Class B	Class I	Class R
Net income (loss)	$(3,399,506)	$—	$(1,022,150)	$(3,204)	$—
Increase (decrease) in net asset value per unit	(41.22)	—	(34.26)	(3.11)	—
Net asset value per unit	4,054.81	—	6,046.21	980.00	—
Ending net asset value	307,969,847	—	161,099,098	3,260,577	—

	June 30, 2017
	Class A	Class A2	Class B	Class I	Class R
Net income (loss)	$(17,582,191)	$—	$(7,766,019)	$(191,615)	$(739,959)
Increase (decrease) in net asset value per unit	(242.33)	—	(335.91)	(52.14)	(55.09)
Net asset value per unit	3,812.48	—	5,710.30	927.86	944.91
Ending net asset value	264,989,636	—	118,394,318	3,568,962	12,258,370

	September 30, 2017
	Class A	Class A2	Class B	Class I	Class R
Net income (loss)	$353,507	$—	$782,183	$24,721	$80,003
Increase (decrease) in net asset value per unit	(0.14)	—	25.33	6.43	4.66
Net asset value per unit	3,812.34	—	5,735.63	934.29	949.57
Ending net asset value	241,910,199	—	99,574,584	3,238,494	11,666,801

	December 31, 2017
	Class A	Class A2	Class B	Class I	Class R
Net income (loss)	$20,891,115	$—	$9,094,818	$308,805	$1,081,202
Increase (decrease) in net asset value per unit	334.57	—	531.30	89.08	88.48
Net asset value per unit	4,146.91	—	6,266.93	1,023.37	1,038.05
Ending net asset value	240,860,323	—	100,657,081	3,547,299	12,470,722

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

As of December 31, 2018, the Fund’s portfolio was net short oil, flat stocks, long the US Dollar against most currencies except the Japanese Yen, and long fixed income, particularly in Europe.

Results of Operations

The returns for each Class of Units for the years ended December 31, 2018, 2017, and 2016 were:

Class of Units	2018	2017	2016
Class A	(5.67)%	1.24%	(2.76)%
Class A2	(0.33)%	—	—
Class B	(3.97)%	3.07%	(1.01)%
Class I	(3.01)%	4.10%	(0.11)%
Class R	(3.78)%	3.80%	—

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

October

Global equities reversed sharply in October, in the second major sell-off this year. The S&P 500 fell 6.84% during the month, as fears mounted over the pace of monetary policy tightening by the Federal Reserve. Investor expectations for earnings and economic growth also moderated during the month, hurting the high growth technology sector as well as traditional cyclical sectors such as consumer discretionary, industrials, materials and energy. As part of a broad decline in risk assets, crude oil prices fell from $73 to $65 per barrel. What may be viewed as a safe haven, currencies such as the U.S. dollar and Japanese yen rallied. Bonds rallied in Europe and Japan, but not in the U.S. where quantitative tightening gathered pace.

The Fund employs a range of managed futures strategies, but has a concentration in trend-following. Trend-based strategies may profit during extended bullish or bearish trends, but tend to see declines at turning points when markets reverse course. October saw a sharp reversal of the 6-month bullish trend in stock indices, causing losses in the equities sector. The Fund’s positions adjusted from long to neutral in stocks as a result, ready to move onto the next trend, long or short. In commodities, reversals in oil prices and sugar prices also detracted from performance. The Fund made gains in the fixed income sector, being short the U.S. and long international bond futures. The currency sector profited from long US dollar positioning. The Fund finished with a net loss of 2.89%, 2.74%, 2.66%, and 2.73% for Class A, B, I, and R Units, respectively.

November

November was a choppy month for stocks, as markets reacted to the U.S. mid-term elections, U.S.-China trade relations and tightening monetary policy. The S&P 500 traded in a wide 7% range between its intra-month high and low, finishing on an up note, as Fed Chairman Jerome Powell commented that interest rates may now be close to neutral, hinting at more limited rate hikes going forward. In Europe, concerns over a messy Brexit deal and an impasse over the Italian budget caused a flight to quality and a rally in bonds. Commodities saw significant volatility as crude oil prices dropped more than 20% on high production and weakening demand, while natural gas prices spiked on low inventories and a projected cold winter in North America.

The Fund profited from the large price moves in the energy sector, benefiting from short positions in oil and long positions in natural gas. In equity indices, small long positions in U.S. stocks were positive. The fixed income sector saw mixed performance as gains were made in long positions in European bonds, but these were offset by losses in short U.S. bond exposures. Currencies were the main detractor for the month as a rebound in the Australian dollar and New Zealand dollar hurt the Fund’s short positions. The Fund finished with a net gain of 0.14%, 0.29%, 0.37%, and 0.31% for Class A, B, I, and R Units, respectively.

December

The year finished in a turbulent fashion for equities, as investors worried about slowing global growth, monetary tightening by the Fed, and the trade conflict between the U.S. and China. In December, the S&P 500 Total Return Index experienced an intra-month drop of 15.6% before making a partial recovery. That index finished the month down 9.0% and ended the year down 4.4%. Low demand and increased supply hit oil prices, which declined from $51 to $45 per barrel. Government bonds rallied in a flight to quality, while perceived safe haven currencies like the Japanese yen appreciated.

The Fund had significantly less volatility than the broader markets due to its low net exposure to equity indices. The Fund’s foreign exchange positioning was long the US dollar against other major currencies, which led to a loss as the Japanese yen rallied. In energy markets, the Fund made gains in short oil positions, but saw offsetting losses in long natural gas positions which declined with warmer than expected weather. In other commodities, the Fund was profitable in short grain positions, but saw a modest loss in short precious metals positions. The Fund ended the year with relatively defensive positioning, being net long global bonds, short most industrial commodities, and with little equity exposure. The Fund finished with a net loss of 0.70%, 0.59%, 0.55%, 0.47% and 0.54% for Class A, A2, B, I, and R Units, respectively.

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

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures and forward currency contracts, and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the trading advisors were unable to offset futures interest positions of the Fund, the Fund could lose all of its assets and the limited partners would realize a 100% loss. The General Partner minimizes market risk through diversification of the portfolio allocations to multiple trading advisors and strategies, and maintenance of a margin-to-equity ratio that rarely exceeds 35%.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at December 31, 2018 and 2017. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below. At December 31, 2018 and 2017, the Fund’s total capitalization was $286,259,124 and $357,535,425, respectively.

	December 31,
	2018		2017
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$2,708,629	0.95%	$4,433,155	1.24%
Currencies	10,062,868	3.52	19,663,340	5.50
Energy	3,971,984	1.39	6,107,457	1.71
Equity indices	14,877,628	5.19	28,841,492	8.06
Interest rate instruments	5,707,512	1.99	6,824,373	1.91
Metals	2,574,353	0.90	5,017,984	1.40
Single stock futures	828,662	0.29	4,565,988	1.28
Total	$40,731,636	14.23%	$75,453,789	21.10%

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

The following were the primary trading risk exposures of the Fund as of December 31, 2018, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the significant non-trading risk exposures of the Fund as of December 31, 2018 and 2017.

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

Evaluation of Disclosure Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at December 31, 2018 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2018, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework published in 2013. Based on that assessment, management concluded that, as of December 31, 2018, the Fund’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework published in 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Section 16 (A) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires that reports of beneficial ownership of limited partner interests and changes in such ownership be filed with the SEC by Section 16 “reporting persons.” The Fund is required to disclose in this annual report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16(a) on a timely basis during the year ended December 31, 2018. During the year ended December 31, 2018, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

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

The following fees were paid by the Fund to the General Partner:

■	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, A3, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, A3, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears. During 2018, 2017 and 2016, the General Partner earned $4,848,144, $6,427,712 and $9,105,770, respectively, in General Partner management fees.

■	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units. The general partner performance fee is payable quarterly in arrears. During 2018, 2017 and 2016, the General Partner earned $0, $0 and $3,607, respectively, in General Partner performance fees.

■	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fee are retained by the General Partner.

■	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units and such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fee are retained by the General Partner. During 2018, 2017, and 2016, the General Partner earned $4,531,257, $5,963,392 and $8,453,865, respectively, in selling agent and broker dealer servicing fees.

■	Administrative Fee – each class of Units incur a monthly General Partner administrative fee equal to 1/12th of 0.45% of Fund net assets at the end of each month, payable in arrears. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other commodity pools with which the Fund may have investments). The General Partner uses a portion of this fee to pay third party service providers. During 2018, 2017, and 2016, the General partner earned $936,489, $1,208,280 and $1,741,461, respectively, in administrative fees.

Additionally, each year the General Partner receives from the Fund 1% of any net income earned by the Fund or pays to the Fund 1% of any net loss incurred by the Fund. For the years ended December 31, 2018, 2017 and 2016, the General Partner received from or paid the Fund the following amounts:

Year	Received From the Fund	Paid to the Fund
2018	$—	$165,532
2017	28,756	—
2016	—	98,751
Total	$28,756	$264,283

During the time when SMFSF was consolidated with the Fund, it paid management distribution and operating services fees to the General Partner. The fees paid during the period of consolidation are described below:

■	Management fee – SMFSF incurs a monthly fee equal to 1/12th of 1.75% of the month-end net asset value of the trust, payable in arrears to the General Partner. During 2017 and 2016, the investment manager earned $953,748 and $1,428,562, respectively, in management fees.

■	Distribution (12b-1) fee – SMFSF incurs a monthly 12b-1 fee of 1/12th of 0.25% of the month-end net asset value of the Class A and N shares, and 1/12th of 1% of the month-end value of the Class C shares. During 2017 and 2016 the General Partner earned $25,397 and $29,837, respectively, in distribution (12b-1) fees.

■	Operating Services fee – SMFSF incurs a monthly fee equal to 1/12th of 0.24% of the month-end net asset value of the trust, payable to the General Partner. The General Partner, in turn, pays the operating expenses of the trust, pursuant to an operating services agreement between the parties. Prior to March 1, 2016, the operating services fee was 1/12th of 0.5% per month. During 2017 and 2016 the General Partner earned $130,800 and $239,662, respectively, in operating services fees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Fund has no officers or directors as its affairs are managed by the General Partner. Set forth in the table below is information regarding the beneficial ownership of the officers and directors of the Fund’s General Partner at February 28, 2019. There are no securities authorized for issuance under an equity compensation plan.

At February 28, 2019, no person or group is known to have been the beneficial owner of more than 5% of the Units.

At February 28, 2019, the General Partner did not own any Units. At February 28, 2019, the directors, executive officers and principals of the General Partner beneficially owned interests in the Fund as follows:

Name	Class of Units Owned	Number of Units Owned	Value of Units	Percentage of the Fund
Kenneth E. Steben	I	254.4114	$244,923.50	0.09%
Carl A. Serger	R	47.8050	46,249.66	0.02%
Total directors and executive officers of the General Partner as a group		302.2164	$291,173.16	0.11%

The address of each director and officer is c/o Steben & Company, Inc., 9711 Washingtonian Boulevard, Suite 400, Gaithersburg, Maryland 20878.

There has been no change in control of the Fund.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

See “Item 1. Business” for a description of the relationships between the General Partner, the Fund, the Trading Advisor, the futures brokers and the Cash Managers. See “Item 11. Executive Compensation” and “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 14.	Principal Accountant Fees and Services

The following table sets forth the fees billed to the Fund for professional audit services provided by RSM US LLP, the Fund’s independent registered public accountant, for the audits of the Fund’s annual consolidated financial statements for the years ended December 31, 2018 and 2017, and fees billed for other professional services rendered by RSM US LLP during those years.

Fee Category	2018	2017
Audit fees(1)	$199,750	$213,000
Audit-related fees	—	—
Tax fees(2)	26,000	30,000
All other fees	—	—
Total fees	$225,750	$243,000

(1)	Audit fees consist of fees for professional services rendered for the audit of the Fund’s consolidated financial statements and review of consolidated financial statements included in the Fund’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2)	Tax fees consist of fees for the preparation of original tax returns.

The General Partner’s Board of Directors pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms. The General Partner’s Board of Directors approved all the services provided by RSM US LLP during 2018 and 2017 to the Fund described above. The General Partner’s Board of Directors has determined that the payments made to RSM US LLP for these services during 2018 and 2017 are compatible with maintaining that firm’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Consolidated Financial Statements

Futures Portfolio Fund, Limited Partnership

Report of Independent Registered Public Accounting Firm

Statements of Financial Condition as of December 31, 2018 and 2017

Condensed Schedule of Investments as of December 31, 2018

Condensed Schedule of Investments as of December 31, 2017

Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017, and 2016

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2018, 2017 and 2016

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

Name	Title	Date
/s/ Kenneth E. Steben Kenneth E. Steben	President, Chief Executive Officer and Director of the General Partner	March 15, 2019
/s/ Carl A. Serger Carl A. Serger	Chief Financial Officer and Director of the General Partner	March 15, 2019

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 15, 2019	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, Inc. General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner

Report of Independent Registered Public Accounting Firm

To the Partners of Futures Portfolio Fund, Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Futures Portfolio Fund, Limited Partnership (the “Fund”) as of December 31, 2018 and 2017, the related consolidated statements of operations, cash flows, and changes’ in partners’ capital (net asset value), for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Chicago, Illinois

March 15, 2019

Futures Portfolio Fund, Limited Partnership

Statements of Financial Condition

December 31, 2018 and 2017

	2018	2017
Assets
Equity in broker trading accounts
Cash	$27,926,584	$45,780,428
Net unrealized gain (loss) on open futures contracts	2,148,112	8,930,417
Net unrealized gain (loss) on open forward currency contracts	155,058	1,902,516
Total equity in broker trading accounts	30,229,754	56,613,361
Cash and cash equivalents	18,259,197	44,360,633
Investment in SMFSF, at fair value (cost $30,659,588 and $29,594,058)	27,423,206	34,101,936
Investments in securities, at fair value (cost $217,418,518 and $237,596,840)	217,055,133	237,378,016
General Partner 1% allocation receivable	165,532	—
Exchange membership, at fair value (cost $189,000)	145,500	232,000
Total assets	$293,278,322	$372,685,946

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$369,048	$569,189
Trading Advisor incentive fees payable	492,547	1,297,698
Commissions and other trading fees payable on open contracts	50,074	83,313
Cash Managers fees payable	55,890	75,371
General Partner management and performance fees payable	362,658	460,536
General Partner 1% allocation payable	—	28,756
Selling agent and broker dealer servicing fees payable – General Partner	339,563	434,439
Administrative fee payable – General Partner	67,240	88,542
Redemptions payable	5,057,655	11,825,677
Subscriptions received in advance	224,523	287,000
Total liabilities	7,019,198	15,150,521

Partners’ Capital (Net Asset Value)
Class A Interests – 48,319.8508 and 58,081.8421 units outstanding at December 31, 2018 and December 31, 2017, respectively	189,019,997	240,860,323
Class A2 Interests – 146.5000 and 0 units outstanding at December 31, 2018 and December 31, 2017, respectively	146,018	—
Class B Interests – 13,290.4576 and 16,061.6377 units outstanding at December 31, 2018 and December 31, 2017, respectively	79,984,663	100,657,081
Class I Interests – 3,466.2779 and 3,466.2779 units outstanding at December 31, 2018 and December 31, 2017, respectively	3,440,608	3,547,299
Class R Interests – 13,683.8897 and 12,013.6394 units outstanding at December 31, 2018 and December 31, 2017, respectively	13,667,838	12,470,722
Total partners’ capital (net asset value)	286,259,124	357,535,425
Total liabilities and partners’ capital (net asset value)	$293,278,322	$372,685,946

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2018

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$10,000,000	1/17/19	U.S. Treasury	2.29%	$9,989,327	3.49%
10,000,000	2/28/19	U.S. Treasury	1.50%	10,036,567	3.50%
10,000,000	2/14/19	U.S. Treasury	2.34%	9,970,594	3.48%
6,000,000	3/15/19	U.S. Treasury	1.00%	6,001,041	2.10%
10,000,000	3/21/19	U.S. Treasury	2.35%	9,948,667	3.48%
9,000,000	4/30/19	U.S. Treasury	1.25%	8,982,278	3.14%
3,975,000	5/15/19	U.S. Treasury	0.88%	3,956,063	1.38%
8,500,000	7/31/19	U.S. Treasury	1.38%	8,490,770	2.97%
Total U.S. Treasury securities (cost: $67,200,708)				67,375,307	23.54%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$1,500,000	1/9/19	General Dynamics Corporation	2.54%	1,499,158	0.52%
500,000	1/16/19	Northrop Grumman Corporation	2.71%	499,440	0.17%
Automotive
1,300,000	1/8/19	Hyundai Capital America	2.69%	1,299,325	0.45%
300,000	1/7/19	Nissan Motor Acceptance Corporation	2.44%	299,879	0.11%
800,000	1/14/19	Nissan Motor Acceptance Corporation	2.45%	799,298	0.28%
1,200,000	3/20/19	VW Credit, Inc.	3.19%	1,191,810	0.42%
Banks
1,200,000	1/11/19	Cafco, LLC	2.47%	1,199,183	0.42%
1,500,000	1/30/19	Mitsubishi UFJ Trust & Banking Corporation (U.S.A.)	2.62%	1,496,858	0.52%
300,000	1/7/19	Nieuw Amsterdam Receivables Corporation	2.52%	299,875	0.11%
Beverages
1,700,000	1/11/19	Brown-Forman Corporation	2.67%	1,698,749	0.59%
Diversified financial services
1,400,000	2/7/19	American Express Credit Corporation	2.69%	1,396,158	0.49%
1,500,000	1/3/19	CME Group Inc.	2.50%	1,499,793	0.52%
1,500,000	2/4/19	DCAT, LLC	2.67%	1,496,246	0.52%
1,000,000	1/16/19	Fairway Financial Corporation	2.54%	998,950	0.35%
1,400,000	1/10/19	Gotham Funding Corporation	2.52%	1,399,125	0.49%
1,500,000	3/1/19	Liberty Street Funding LLC	2.78%	1,493,240	0.52%
1,400,000	2/15/19	Manhattan Asset Funding Company LLC	2.65%	1,395,398	0.49%
1,300,000	2/6/19	National Rural Utilities Cooperative Finance Corp.	2.60%	1,296,646	0.45%
1,400,000	2/19/19	Thunder Bay Funding, LLC	2.72%	1,394,855	0.49%
Energy
1,200,000	1/10/19	NextEra Energy Capital Holdings, Inc.	2.72%	1,199,190	0.42%
1,500,000	1/15/19	One Gas, Inc.	2.52%	1,498,542	0.52%
1,500,000	1/18/19	WEC Energy Group Inc.	3.02%	1,497,875	0.52%
Machinery
1,600,000	1/25/19	Caterpillar Financial Services Corporation	2.67%	1,597,173	0.56%
400,000	1/2/19	Parker-Hannifin Corporation	2.67%	399,971	0.15%
REIT
1,500,000	1/7/19	Simon Property Group, L.P.	2.47%	1,499,388	0.52%
Total U.S. commercial paper (cost: $30,285,187)				30,346,125	10.60%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2018

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,300,000	1/8/19	Magna International Inc.	3.02%	$1,299,242	0.45%
Banks
1,200,000	2/5/19	Sumitomo Mitsui Banking Corporation	2.67%	1,196,908	0.42%
Chemicals
1,100,000	1/7/19	Nutrien Ltd.	2.69%	1,099,511	0.38%
Diversified financial services
1,200,000	1/2/19	Anglesea Funding Plc	2.56%	1,199,915	0.42%
800,000	1/14/19	Ontario Teachers’ Finance Trust	2.53%	799,275	0.28%
Engineering
1,500,000	1/22/19	La Compagnie De Telephone Bell Du Canada Ou Bell Canada	2.77%	1,497,594	0.53%
Total foreign commercial paper (cost: $7,073,489)				7,092,445	2.48%
Total commercial paper (cost: $37,358,676)				37,438,570	13.08%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$5,000,000	8/16/21	United Technologies Corporation	3.35%	5,049,063	1.77%
Agriculture
4,850,000	5/5/21	Altria Group, Inc.	4.75%	4,992,536	1.74%
Banks
4,250,000	1/10/20	Citigroup Inc.	3.20%	4,287,007	1.50%
5,000,000	10/29/20	JPMorgan Chase & Co.	2.55%	4,965,408	1.73%
3,000,000	10/29/20	JPMorgan Chase & Co.	3.71%	3,047,949	1.06%
4,750,000	1/15/21	Wells Fargo Bank, National Association	2.60%	4,747,762	1.66%
Beverages
1,954,000	2/1/21	Anheuser-Busch InBev Finance Inc.	2.65%	1,942,162	0.68%
Diversified financial services
2,600,000	2/15/19	Goldman Sachs Group, Inc.	7.50%	2,686,173	0.94%
2,250,000	4/25/19	Goldman Sachs Group, Inc.	3.53%	2,268,737	0.79%
3,000,000	2/1/19	Morgan Stanley	2.45%	3,029,155	1.06%
Energy
4,850,000	2/15/21	Enterprise Products Operating LLC	2.80%	4,847,904	1.69%
Food
3,000,000	4/16/21	General Mills, Inc.	3.20%	3,004,190	1.05%
Healthcare
3,000,000	6/1/21	CVS Health Corporation	2.13%	2,907,453	1.02%
5,000,000	9/17/21	Halfmoon Parent, Inc.	3.40%	5,037,511	1.77%
Media
3,000,000	9/20/19	Discovery Communications, LLC	3.50%	3,000,982	1.05%
Pharmaceuticals
4,200,000	5/11/20	Amgen Inc.	3.06%	4,212,691	1.47%
3,500,000	6/25/21	Bayer US Finance II LLC	3.45%	3,455,729	1.21%
Software
3,500,000	10/8/19	Oracle Corporation	2.25%	3,501,671	1.22%
Telecommunications
3,000,000	2/22/19	Apple Inc.	3.50%	3,014,395	1.05%
2,500,000	9/20/19	Cisco Systems, Inc.	3.13%	2,503,085	0.87%
Total U.S. corporate notes (cost: $72,986,920)				72,501,563	25.33%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2018

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$4,000,000	1/18/19	ABN AMRO Bank N.V.	3.08%	$4,026,145	1.41%
5,500,000	3/2/20	Danske Bank A/S	2.20%	5,421,142	1.89%
Energy
5,500,000	5/3/19	BP Capital Markets P.L.C.	1.68%	5,488,176	1.92%
1,000,000	9/12/19	Shell International Finance B.V.	1.38%	993,303	0.35%
2,500,000	5/11/20	Shell International Finance B.V.	2.13%	2,481,653	0.87%
Insurance
4,000,000	9/20/21	AIA Group Limited	3.31%	3,985,136	1.39%
Manufacturing
3,500,000	11/15/20	GE Capital International Funding Company	2.34%	3,388,044	1.18%
Pharmaceuticals
2,250,000	3/12/20	Allergan Funding SCS	4.03%	2,261,856	0.79%
Total foreign corporate notes (cost: $28,176,810)				28,045,455	9.80%
Total corporate notes (cost: $101,163,730)				100,547,018	35.13%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$535,461	1/8/21	AmeriCredit Automobile Receivables Trust 2015-2	2.40%	535,220	0.19%
675,000	1/18/22	AmeriCredit Automobile Receivables Trust 2018-3	3.11%	676,258	0.24%
745,000	2/22/21	Capital Auto Receivables Asset Trust 2018-2	3.02%	745,278	0.26%
141,983	9/15/20	CarMax Auto Owner Trust 2017-3	1.64%	141,716	0.05%
575,000	6/15/21	Drive Auto Receivables Trust 2018-2	2.88%	575,081	0.20%
500,000	11/15/21	Drive Auto Receivables Trust 2018-3	3.01%	500,019	0.17%
700,000	4/15/26	Ford Credit Auto Owner Trust 2014-REV2	2.31%	695,819	0.24%
89,815	1/21/20	GM Financial Automobile Leasing Trust 2017-2	1.72%	89,650	0.03%
406,675	4/20/20	GM Financial Automobile Leasing Trust 2018-1	2.39%	405,845	0.14%
800,000	9/21/20	GM Financial Automobile Leasing Trust 2018-3	2.89%	799,834	0.28%
450,153	5/17/21	GM Financial Consumer Auto Receivables Trust 2018-2	2.55%	449,389	0.16%
36,011	2/18/20	Hyundai Auto Receivables Trust 2017-A	1.48%	36,010	0.01%
470,747	4/15/20	Mercedes- Benz Auto Lease Trust 2018-A	2.20%	470,176	0.16%
43,358	8/15/19	Mercedes-Benz Auto Lease Trust 2017-A	2.66%	43,407	0.02%
163,259	9/16/19	Nissan Auto Lease Trust 2017-A	1.64%	163,162	0.06%
96,418	2/16/21	Santander Drive Auto Receivables Trust 2016-2	2.08%	96,438	0.03%
208,158	3/20/20	Santander Retail Auto Lease Trust 2017-A	2.02%	207,518	0.07%
128,432	12/20/19	Tesla Auto Lease Trust 2018-A	2.32%	128,170	0.04%
Credit cards
325,000	4/15/19	Capital One Multi-Asset Execution Trust	2.91%	325,686	0.11%
175,000	5/15/19	Chase Issuance Trust	2.87%	175,352	0.06%
600,000	8/15/19	Chase Issuance Trust	1.58%	595,537	0.21%
600,000	1/15/19	Discover Card Execution Note Trust	1.64%	599,987	0.21%
Equipment
171,137	4/15/21	CNH Equipment Trust 2015-A	1.85%	170,566	0.06%
135,325	11/16/20	CNH Equipment Trust 2017-B	1.59%	135,008	0.05%
263,997	2/24/20	Dell Equipment Finance Trust 2017-2	1.97%	263,234	0.09%
500,000	10/22/20	Dell Equipment Finance Trust 2018-1	2.80%	500,952	0.17%
475,000	12/20/20	Verizon Owner Trust 2017-2	1.92%	470,419	0.16%
1,175,000	4/20/22	Verizon Owner Trust 2017-3	2.06%	1,161,674	0.41%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2018

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Asset Backed Securities (continued)
Face Value	Maturity Date	Name	Yield[1]
Student loans
$213,293	3/25/67	Navient Student Loan Trust 2018-1	2.70%	$213,387	0.07%
278,555	3/25/67	Navient Student Loan Trust 2018-2	2.75%	278,705	0.10%
44,538	11/25/27	SLM Student Loan Trust 2011-2	3.11%	44,741	0.02%
Total U.S. asset backed securities (cost: $11,695,404)				11,694,238	4.07%
Total investments in securities (cost: $217,418,518)				$217,055,133	75.82%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$66,814	0.02%
		Currencies		182,729	0.06%
		Energy		(1,434,763)	(0.50)%
		Equity indices		(188,683)	(0.07)%
		Interest rate instruments		698,695	0.24%
		Metals[2]		(6,940,650)	(2.42)%
		Single stock futures		(36,683)	(0.01)%
Net unrealized gain (loss) on open long U.S. futures contracts				(7,652,541)	(2.68)%

Short U.S. Futures Contracts
		Agricultural commodities		865,115	0.30%
		Currencies		(413,137)	(0.14)%
		Energy		1,978,283	0.69%
		Equity indices		1,261,593	0.44%
		Interest rate instruments		(1,223,198)	(0.43)%
		Metals[2]		6,492,571	2.27%
		Single stock futures		51,931	0.02%
Net unrealized gain (loss) on open short U.S. futures contracts				9,013,158	3.15%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts				1,360,617	0.47%

Long Foreign Futures Contracts
		Agricultural commodities		10,178	0.00%
		Currencies		(78,283)	(0.03)%
		Energy		19,962	0.01%
		Equity indices		(1,520,967)	(0.53)%
		Interest rate instruments[2]		2,938,406	1.03%
		Metals		2,710	0.00%
Net unrealized gain (loss) on open long foreign futures contracts				1,372,006	0.48%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2018

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS (continued)
Short Foreign Futures Contracts
Agricultural commodities	$(66,257)	(0.02)%
Currencies	95,922	0.03%
Equity indices	79,455	0.03%
Interest rate instruments	(698,453)	(0.24)%
Metals	4,822	0.00%
Net unrealized gain (loss) on open short foreign futures contracts	(584,511)	(0.20)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	787,495	0.28%

Net unrealized gain (loss) on open futures contracts	$2,148,112	0.75%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$519,445	0.18%
Short	(549,732)	(0.19)%
Net unrealized gain (loss) on open U.S. forward currency contracts	(30,287)	(0.01)%

Foreign Forward Currency Contracts
Long	(197,500)	(0.07)%
Short	382,845	0.13%
Net unrealized gain (loss) on open foreign forward currency contracts	185,345	0.06%

Net unrealized gain (loss) on open forward currency contracts	$155,058	0.05%

[1]	Represents the annualized yield at date of purchase for discount securities or the stated coupon rate for coupon-bearing securities.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

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

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2017

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$3,171,470	0.88%
Short	(2,160,530)	(0.60)%
Net unrealized gain (loss) on open U.S. forward currency contracts	1,010,940	0.28%

Foreign Forward Currency Contracts
Long	(273,779)	(0.08)%
Short	1,165,355	0.33%
Net unrealized gain (loss) on open foreign forward currency contracts	891,576	0.25%

Net unrealized gain (loss) on open forward currency contracts	$1,902,516	0.53%

[1]	Represents the annualized yield at date of purchase for discount securities, the stated coupon rate for coupon-bearing securities, or the stated interest rate for certificates of deposit.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures, forward and swap contracts	$8,358,826	$23,750,949	$24,891,752
Investments in SMFSF	(64,475)	442,126	—
Investments in securities and certificates of deposit	(584,903)	174,166	(871,127)
Net change in unrealized gain (loss) on:
Futures, forward contracts and swap contracts	(8,037,263)	2,273,990	3,107,925
Investments in SMFSF	(1,694,792)	1,056,968	—
Investments in securities and certificates of deposit	(6,890)	(88,535)	(58,379)
Exchange membership	(86,500)	43,000	—
Brokerage commissions and trading expenses	(4,248,580)	(4,949,642)	(5,138,660)
Net realized and change in unrealized gain (loss) on investments	(6,364,577)	22,703,022	21,931,511

Net Investment Income (Loss)
Income
Interest income	5,924,353	5,288,556	5,047,602

Expenses
Trading Advisor management fees	4,929,797	6,647,546	8,297,973
Trading Advisor incentive fees	626,857	4,699,504	5,831,065
Cash Managers fees	240,429	336,470	489,477
General Partner management and performance fees	4,848,144	6,427,712	9,109,377
Selling agent and broker dealer servicing fees – General Partner	4,531,257	5,963,392	8,453,865
General Partner 1% allocation	(165,532)	19,310	(98,751)
Administrative fee – General Partner	936,489	1,208,280	1,741,461
Investment Manager fees	—	953,748	1,428,562
Distribution (12b-1) fees	—	25,397	29,837
Operating services fee	—	130,800	239,662
Total expenses	15,947,441	26,412,159	35,522,528
Net investment income (loss)	(10,023,088)	(21,123,603)	(30,474,926)
Net income (loss)	(16,387,665)	1,579,419	(8,543,415)
Less: net (income) loss attributable to non-controlling interest	—	332,291	(1,232,889)
Net Income (Loss) attributable to the Fund	$(16,387,665)	$1,911,710	$(9,776,304)

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations (continued)

Years Ended December 31, 2018, 2017 and 2016

	Class A Units			Class A2 Units
	2018	2017	2016	2018	2017	2016
Increase (decrease) in net asset value per unit for the year	$(235.06)	$50.88	$(116.23)	$(3.29)	$—	$—

Net income (loss) per unit†	$(233.32)	$3.75	$(96.83)	$(3.29)	$—	$—

Weighted average number of units outstanding	53,296.7889	70,186.5235	91,658.5356	146.5000	—	—

	Class B Units			Class I Units
	2018	2017	2016	2018	2017	2016
Increase (decrease) in net asset value per unit for the year	$(248.73)	$186.46	$(61.87)	$(30.78)	$40.26	$(1.06)

Net income (loss) per unit†	$(230.40)	$49.92	$(28.54)	$(30.78)	$38.89	$(1.06)

Weighted average number of units outstanding	14,571.3605	21,810.1053	31,419.6305	3,466.2779	3,566.9128	3,828.4541

	Class R Units
	2018	2017	2016
Increase (decrease) in net asset value per unit for the year	$(39.22)	$38.05	$—

Net income (loss) per unit†	$(37.43)	$33.19	$—

Weighted average number of units outstanding	13,031.4414	12,691.5728	—

† based on weighted average number of units outstanding during the year.

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows

Years Ended December 31, 2018, 2017 and 2016

	2018	2017	2016
Cash flows from operating activities
Net income (loss)	$(16,387,665)	$1,579,419	$(8,543,415)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures, forwards and swap trading	8,529,763	(2,362,114)	(3,512,299)
Net realized and change in unrealized (gain) loss on SMFSF, securities and certificates of deposit	2,351,060	(1,584,725)	929,506
Purchases of securities and certificates of deposit	(544,118,416)	(713,358,772)	(1,375,281,507)
Proceeds from disposition of SMFSF, securities and certificates of deposit	568,768,969	886,282,982	1,388,094,718
Changes in
Exchange membership	86,500	(43,000)	—
Trading Advisor management fee payable	(200,141)	(316,335)	(416,228)
Trading Advisor incentive fee payable	(805,151)	(283,481)	1,364,323
Commissions and other trading fees payable on open contracts	(33,239)	(39,407)	(15,486)
Cash Managers fees payable	(19,481)	(27,251)	(6,972)
General Partner management and performance fees payable	(97,878)	(222,010)	(106,606)
General Partner 1% allocation receivable/payable	(194,288)	127,507	172,679
Selling agent and broker dealer servicing fees payable – General Partner	(94,876)	(196,288)	(104,787)
Administrative fee payable – General Partner	(21,302)	(38,594)	(28,335)
Investment Manager fee payable	—	(16,315)	44,798
Distribution (12b-1) fees payable	—	370	757
Operating services fee payable	—	(2,238)	(15,906)
Net cash provided by (used in) operating activities	17,763,855	169,499,748	2,575,240

Cash flows from financing activities
Subscriptions	6,256,533	6,390,837	27,306,759
Subscriptions received in advance	224,523	287,000	2,687,191
Redemptions	(68,200,191)	(188,262,404)	(104,146,723)
Non-controlling interest – subscriptions	—	12,855,910	16,228,805
Non-controlling interest – redemptions	—	(9,262,326)	(5,539,950)
Non-controlling interest – dividends declared	—	—	(69,109)
Non-controlling interest – dividends reinvested	—	—	67,579
Effect of deconsolidation	—	(19,504,266)	—
Net cash provided by (used in) financing activities	(61,719,135)	(197,495,249)	(63,465,448)

Net increase (decrease) in cash and cash equivalents	(43,955,280)	(27,995,501)	(60,890,208)
Cash and cash equivalents, beginning of year	90,141,061	118,136,562	179,026,770
Cash and cash equivalents, end of year	$46,185,781	$90,141,061	$118,136,562

End of year cash and cash equivalents consists of
Cash in broker trading accounts	$27,926,584	$45,780,428	$80,906,352
Cash and cash equivalents	18,259,197	44,360,633	37,230,210
Total end of year cash and cash equivalents	$46,185,781	$90,141,061	$118,136,562

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Cash Flows (continued)

Years Ended December 31, 2018, 2017 and 2016

Supplemental disclosure of cash flow information
Prior year redemptions paid	$11,825,677	$18,217,216	$11,143,201
Prior year subscriptions received in advance	$287,000	$2,687,191	$1,086,965

Supplemental schedule of non-cash financing activities
Redemptions payable	$5,057,655	$11,825,677	$18,217,216

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2018, 2017 and 2016

	Class A	Class A2	Class B	Class I	Class R	Non-Controlling Interest	Total
Balance at December 31, 2015	$412,948,548	$—	$204,329,032	$3,767,830	$—	$22,540,476	$643,585,886
Net income (loss)	(8,875,442)	—	(896,813)	(4,049)	—	1,232,889	(8,543,415)
Subscriptions	17,888,149	—	10,505,575	—	—	16,525,308	44,919,032
Redemptions	(71,271,268)	—	(39,669,950)	—	—	(5,819,470)	(116,760,688)
Transfers	(3,244,230)	—	3,244,230	—	—	—	—
Dividends declared	—	—	—	—	—	(69,109)	(69,109)
Dividends reinvested	—	—	—	—	—	67,579	67,579
Balance at December 31, 2016	347,445,757	—	177,512,074	3,763,781	—	34,477,673	563,199,285
Net income (loss)	262,925	—	1,088,832	138,707	421,246	(332,291)	1,579,419
Subscriptions	4,210,828	—	3,582,200	500,000	785,000	13,017,620	22,095,648
Redemptions	(109,127,184)	—	(70,063,639)	(855,189)	(2,129,913)	(8,993,026)	(191,168,951)
Transfers	(1,932,003)	—	(11,462,386)	—	13,394,389	—	—
Effect of Deconsolidation	—	—	—	—	—	(38,169,976)	(38,169,976)
Balance at December 31, 2017	240,860,323	—	100,657,081	3,547,299	12,470,722	—	357,535,425
Net income (loss)	(12,435,444)	(482)	(3,357,247)	(106,691)	(487,801)	—	(16,387,665)
Subscriptions	2,101,833	146,500	1,998,200	—	2,297,000	—	6,543,533
Redemptions	(39,247,936)	—	(21,572,150)	—	(612,083)	—	(61,432,169)
Transfers	(2,258,779)	—	2,258,779	—	—	—	—
Balance at December 31, 2018	$189,019,997	$146,018	$79,984,663	$3,440,608	$13,667,838	$—	$286,259,124

Units

	Class A	Class A2	Class B	Class I	Class R
Balance at December 31, 2015	98,034.9581	—	33,265.6588	3,828.4541	—
Subscriptions	4,089.2273	—	1,658.7195	—	—
Redemptions	(16,542.2022)	—	(6,245.3148)	—	—
Transfers	(756.9529)	—	514.7436	—	—
Balance at December 31, 2016	84,825.0303	—	29,193.8071	3,828.4541	—
Subscriptions	1,049.5961	—	593.1117	519.3249	801.6052
Redemptions	(27,302.0042)	—	(11,836.2255)	(881.5011)	(2,186.9855)
Transfers	(490.7801)	—	(1,889.0556)	—	13,399.0197
Balance at December 31, 2017	58,081.8421	—	16,061.6377	3,466.2779	12,013.6394
Subscriptions	517.9846	146.5000	326.3758	—	2,274.1270
Redemptions	(9,717.5796)	—	(3466.3744)	—	(603.8767)
Transfers	(562.3963)	—	368.8185	—	—
Balance at December 31, 2018	48,319.8508	146.5000	13,290.4576	3,466.2779	13,683.8897

Net Asset Value per Unit

	Class A	Class A2	Class B	Class I	Class R

December 31, 2018	$3,911.85	$996.71	$6,018.20	$992.59	$998.83
December 31, 2017	4,146.91	—	6,266.93	1,023.37	1,038.05
December 31, 2016	4,096.03	—	6,080.47	983.11	—

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

The six classes of Units in the Fund differ only in the fees applicable to each class. Class A Units are subject to a 2% per annum selling agent fee. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. Class B Units are subject to a 0.2% per annum broker dealer servicing fee. Class I Units are subject to higher minimum investments requirements and lower General Partner management fees (0.75% per annum instead of 1.50% per annum) as well as a General Partner performance fee (7.5% of new profits, described more fully in Footnote 4). Class R Units do not pay selling compensation or servicing fees to selling agents, and are generally intended for clients of registered investment advisors. Class R Units were introduced in March 2017, and on April 1, 2017, approximately $14 million in Class B Units transferred to R Units. Class A2 and A3 Units were introduced in June 2017. There were no Class A3 Units outstanding on December 31, 2018.

At December 31, 2018, the Fund owned approximately $27 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFSF”), which represents approximately 36% of that fund. SMFSF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end investment company.  SMFSF issues four classes of shares: Class A, C, I and N. The General Partner serves as the investment manager of SMFSF. SMFSF has a similar investment strategy to the Fund, using commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments.

Prior to August 31, 2017, the Fund owned more than 50% of the outstanding shares of SMFSF and therefore had effective control of that entity. Accordingly, the assets, liabilities and operating results of SMFSF were consolidated with the Fund through that date. The portion of SMFSF that was not owned by the Fund was presented as the non-controlling interest. On August 31, 2017, the Fund’s ownership of SMFSF dropped below 50%. With this decrease in ownership, the Fund no longer has effective control of SMFSF, and effective August 31, 2017 no longer consolidates the assets, liabilities and operating results of SMFSF into the Fund. The Fund continues to hold an investment in SMFSF and any changes in the fair value of its investment in SMFSF are reported on the Statement of Operations. The investment in SMFSF is reported on the statements of financial condition as investment in SMFSF. For financial reporting purposes, SMFSF is treated as a related party. For the years ended December 31, 2018 and 2017, the Fund redeemed $5 million and $19 million, respectively, of its investment in SMFSF.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2018 and 2017, there were no such transfers between levels.

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

The investment in SMFSF (a mutual fund), a money market fund and futures contracts are valued using quoted market prices for identical assets in active markets, and are classified within Level 1. The money market fund is included in cash and cash equivalents in the statements of financial condition. The fair values of forward currency contracts are based upon third-party quoted dealer values on the interbank market and are classified within Level 2.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through December 31, 2018. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2015.

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

Reclassification

Certain amounts in the 2017 and 2016 consolidated financial statements may have been reclassified to conform to the 2018 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

New Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued revenue recognition guidance, which will replace most pre-existing revenue recognition guidance in current U.S. generally accepted accounting principles. The guidance provides a framework for addressing revenue recognition and, for the Fund, was effective January 1, 2018. The Fund evaluated the impact of this new guidance and has determined that its adoption did not have a material effect on the financial statements.

Restricted Cash

In November 2016, the FASB issued guidance regarding the presentation of changes in restricted cash and restricted cash equivalents within the statement of cash flows. The Fund adopted the guidance on January 1, 2018, and its adoption did not have a material effect on the financial statements.

Fair Value Disclosures

In August 2018, the FASB issued guidance updating the disclosure requirements for fair value measurement and the fair value hierarchy. Primarily, the guidance added or modified certain disclosures regarding Level 3 fair value measurements and removed certain disclosures involving transfers between Level 1 and Level 2 of the fair value hierarchy. Historically, the Fund has not had any Level 3 fair value measurements and has not had any transfers between Level 1 and Level 2 on the fair value hierarchy. The update is effective beginning after December 15, 2019, although early adoption is permitted. The Fund does not believe that adoption of this guidance will have a material effect on the financial statements.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At December 31, 2018
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$2,148,112	$—	$2,148,112
Net unrealized gain (loss) on open forward currency contracts*	—	155,058	155,058
Cash and cash equivalents:
Money market fund	14,836,223	—	14,836,223
Investment in SMFSF	27,423,206	—	27,423,206
Investments in securities:
U.S. Treasury securities*	67,375,307	—	67,375,307
Asset backed securities*	—	11,694,238	11,694,238
Commercial paper*	—	37,438,570	37,438,570
Corporate notes*	—	100,547,018	100,547,018
Exchange membership	—	145,500	145,500
Total	$111,782,848	$149,980,384	$261,763,232

*See the condensed schedule of investments for further description.

At December 31, 2017
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$8,930,417	$—	$8,930,417
Net unrealized gain (loss) on open forward currency contracts*	—	1,920,516	1,902,516
Cash and cash equivalents:
Money market fund	42,775,036	—	42,775,036
Investment in SMFSF	34,101,936	—	34,101,936
Investments in securities:
U.S. Treasury securities*	58,329,191	—	58,329,191
Asset backed securities*	—	11,574,641	11,574,641
Commercial paper*	—	38,174,305	38,174,305
Corporate notes*	—	129,299,879	129,299,879
Exchange membership	—	232,000	232,000
Total	$144,136,580	$181,183,341	$325,319,921

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at December 31, 2018 and 2017, or during the three years ended December 31, 2018.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At December 31, 2018 and 2017, the Fund’s derivative contracts had the following impact on the statements of financial condition:

December 31, 2018	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts: Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,218,664	$(342,814)	$875,850
Currencies	760,876	(973,645)	(212,769)
Energy	2,141,913	(1,578,431)	563,482
Equity indices	2,064,863	(2,433,465)	(368,602)
Interest rate instruments	3,725,805	(2,010,355)	1,715,450
Metals	8,434,167	(8,874,714)	(440,547)
Single stock futures	81,038	(65,790)	15,248
Net unrealized gain (loss) on open futures contracts	$18,427,326	$(16,279,214)	$2,148,112

Net unrealized gain (loss) on open forward currency contracts	$2,315,077	$(2,160,019)	$155,058

At December 31, 2018, there were 26,433 open futures contracts and 2,198 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2018 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank AG	$(125,958)	$—	$—	$(125,958)
Deutsche Bank Securities, Inc.	(204,863)	—	—	(204,863)
JP Morgan Securities, LLC	(208,608)	—	—	(208,608)
SG Americas Securities, LLC	2,561,583	—	—	2,561,583
Société Générale International Limited	281,016	—	—	281,016
Total	$2,303,170	$—	$—	$2,303,170

December 31, 2017	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts: Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,610,106	$(644,958)	$965,148
Currencies	1,970,468	(1,270,292)	700,176
Energy	5,254,612	(1,328,218)	3,926,394
Equity indices	4,652,670	(2,479,884)	2,172,786
Interest rate instruments	2,293,476	(3,640,881)	(1,347,405)
Metals	13,922,808	(11,443,945)	2,478,863
Single stock futures	234,102	(199,647)	34,455
Net unrealized gain (loss) on open futures contracts	$29,938,242	$(21,007,825)	$8,930,417

Net unrealized gain (loss) on open forward currency contracts	$5,193,499	$(3,290,983)	$1,902,516

At December 31, 2017, there were 45,440 open futures contracts and 2,030 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2017 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank AG	$332,031	$—	$—	$332,031
Deutsche Bank Securities, Inc.	838,938	—	—	838,938
JP Morgan Securities, LLC	1,270,509	—	—	1,270,509
SG Americas Securities, LLC	6,820,970	—	—	6,820,970
Société Générale International Limited	1,122,595	—	—	1,122,595
UBS AG	447,890	—	—	447,890
Total	$10,832,933	$—	$—	$10,832,933

For the years ended December 31, 2018, 2017 and 2016, the Fund’s futures and forwards contracts had the following impact on the consolidated statements of operations:

	2018		2017
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(2,561,835)	$(89,298)	$(6,968,291)	$274,000
Currencies	(788,025)	(912,945)	(7,944,502)	34,900
Energy	14,523,103	(3,362,912)	(16,322,348)	1,714,614
Equity indices	(4,387,205)	(2,541,388)	85,262,449	(792,640)
Interest rate instruments	1,473,055	3,062,855	(21,099,792)	(3,289,779)
Metals	1,917,247	(2,919,410)	(5,438,472)	3,067,571
Single stock futures	(102,236)	(19,207)	2,546,268	206,565
Total futures contracts	10,074,104	(6,782,305)	30,035,312	1,215,231

Forward currency contracts	(1,375,239)	(1,747,458)	(7,815,159)	1,146,883

Total futures, forward currency and swap contracts	$8,698,865	$(8,529,763)	$22,220,153	$2,362,114

	2016
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(4,535,068)	$(779,900)
Currencies	11,798,113	(960,570)
Energy	(17,711,372)	(1,339,229)
Equity indices	6,114,947	4,650,786
Interest rate instruments	32,280,416	6,307,243
Metals	(11,266,353)	(3,058,407)
Single stock futures	848,998	(311,372)
Total futures contracts	17,529,681	4,508,551

Forward currency contracts	(436,996)	2,444,644

Swap contract	8,706,658	(3,440,896)
Total futures, forward currency and swap contracts	$25,799,343	$3,512,299

For the years ended December 31, 2018, 2017 and 2016, the number of futures contracts closed was 1,846,304, 2,003,372 and 1,886,735, respectively, and the number of forward currency contracts closed was 449,669, 236,846 and 173,576, respectively.

4.	General Partner

At December 31, 2018, 2017 and 2016, and for the years then ended, the General Partner did not maintain a capital balance in the Fund; however, the beneficiary of the majority shareholder of the General Partner had the following investment in Class I Units:

	2018	2017	2016
Units Owned	254.4114	254.4114	254.4114
Value of Units	$252,527	$260,358	$250,114

The following fees are paid to the General Partner:

■	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, A3, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, A3, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

■	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears.

■	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. Selling agent fees amounted to $4,349,989, $5,698,448 and $8,048,257 for the years ended 2018, 2017 and 2016, respectively. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

■	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. Broker dealer servicing fees amounted to $181,268, $264,944 and $405,608 for the years ended 2018, 2017 and 2016, respectively. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the consolidated statements of operations. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

■	Administrative Fee – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the Fund, payable in arrears to the General Partner. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

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

Principal Global Investors, LLC serves as the cash manager for the Fund. Prior to December 31, 2017, J.P. Morgan Investment Management, Inc. also served as a cash manager (collectively, the “Cash Managers”). The Fund incurs monthly fees, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.11% and 1/12th of 0.14% of the investments in securities and certificates of deposit as of the period ended December 31, 2018 and 2017, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At December 31, 2018 and December 31, 2017, the Fund had assets totaling $60,138,342 and $98,549,270, respectively, with brokers and margin deposit requirements of $38,554,368 and $71,513,422, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A, A2, A3, B and R units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, A2, A3, B, I or R interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At December 31, 2018 and 2017, the Fund received advance subscriptions of $224,523 and $287,000, respectively, which were recognized as subscriptions to the Fund subsequent to period-end.

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

Purchase and sale of futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss of contract value. The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited. The Fund uses with SG Americas Securities, LLC, JP Morgan Securities, LLC, and Deutsche Bank Securities, Inc. as its futures brokers. The Fund uses Société Générale International Limited and Deutsche Bank AG as its forward currency counterparties.

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

Entering into swap agreements involves, to varying degrees, credit, market, and counterparty risk in excess of the amounts recognized on the statement of financial condition.

The Cash Managers manage the Fund’s cash and excess margin through investments in fixed income instruments, pursuant to investment parameters established by the General Partner. Fluctuations in prevailing interest rates could cause mark-to-market losses on the Fund’s fixed income instruments.

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at December 31, 2018.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$67,375,307	$30,346,125	$72,501,563	$11,694,238	$181,917,233	63.55%
Netherlands	—	—	7,501,101	—	7,501,101	2.62%
United Kingdom	—	—	5,488,176	—	5,488,176	1.92%
Denmark	—	—	5,421,142	—	5,421,142	1.89%
Canada	—	4,695,622	—	—	4,695,622	1.64%
Ireland	—	1,199,915	3,388,044	—	4,587,959	1.60%
Hong Kong	—	—	3,985,136	—	3,985,136	1.39%
Luxumbourg	—	—	2,261,856	—	2,261,856	0.79%
Japan	—	1,196,908	—	—	1,196,908	0.42%
Total	$67,375,307	$37,438,570	$100,547,018	$11,694,238	$217,055,133	75.82%

The following table presents the exposure at December 31, 2017.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$58,329,191	$30,479,713	$94,039,929	$11,574,641	$194,423,474	54.38%
Netherlands	—	—	18,032,725	—	18,032,725	5.04%
Canada	—	—	8,218,336	—	8,218,336	2.30%
France	—	—	5,485,426	—	5,485,426	1.53%
Australia	—	1,597,729	3,523,463	—	5,121,192	1.43%
Luxumbourg	—	2,997,265	—	—	2,997,265	0.84%
Singapore	—	1,599,760	—	—	1,599,760	0.45%
Germany	—	1,499,838	—	—	1,499,838	0.42%
Total	$58,329,191	$38,174,305	$129,299,879	$11,574,641	$237,378,016	66.39%

9.	Indemnifications

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

The following information presents per unit operating performance data and other ratios for the years ended December 31, 2018, 2017 and 2016, assuming the unit was outstanding throughout the entire year:

			2018
	Class A	Class A2††	Class B	Class I	Class R†
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,146.91	$1,000.00	$6,266.93	$1,023.37	$1,038.05

Net realized and change in unrealized gain (loss) on investments (1)	(84.38)	(1.80)	(129.61)	(21.82)	(21.91)
Net investment income (loss) (1)	(150.68)	(1.49)	(119.12)	(8.96)	(17.31)
Total income (loss) from operations	(235.06)	(3.29)	(248.73)	(30.78)	(39.22)

Net asset value per unit, end of period	$3,911.85	$996.71	$6,018.20	$992.59	$998.83

Total return	(5.67)%	(0.33)%	(3.97)%	(3.01)%	(3.78)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)	5.62%	0.54%	3.81%	2.76%	3.60%
General Partner 1% allocation	(0.06)%	0.00%	(0.04)%	(0.03)%	(0.04)%
Net total expenses	5.56%	0.54%	3.77%	2.73%	3.56%

Net investment income (loss) (2) (3)	(3.78)%	(0.15)%	(1.97)%	(0.92)%	(1.73)%

			2017
	Class A	Class A2††	Class B	Class I	Class R†
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,096.03	$—	$6,080.47	$983.11	$1,000.00

Net realized and change in unrealized gain (loss) on investments (1)	274.94	—	415.13	67.05	62.87
Net investment income (loss) (1)	(224.06)	—	(228.67)	(26.79)	(24.82)
Total income (loss) from operations	50.88	—	186.46	40.26	38.05

Net asset value per unit, end of period	$4,146.91	$—	$6,266.93	$1,023.37	$1,038.05

Total return	1.24%	—	3.07%	4.10%	3.80%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)	6.86%	—	5.06%	3.97%	4.61%
General Partner 1% allocation	0.00%	—	0.01%	0.04%	0.03%
Net total expenses	6.86%	—	5.07%	4.01%	4.64%

Net investment income (loss) (2) (3)	(5.61)%	—	(3.81)%	(2.72)%	(3.31)%

			2016
	Class A	Class A2††	Class B	Class I	Class R†
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,212.26	$—	$6,142.34	$984.17	$—

Net realized and change in unrealized gain (loss) on investments (1)	130.21	—	185.48	28.96	—
Net investment income (loss) (1)	(246.44)	—	(247.35)	(30.02)	—
Total income (loss) from operations	(116.23)	—	(61.87)	(1.06)	—

Net asset value per unit, end of period	$4,096.03	$—	$6,080.47	$983.11	$—

Total return	(2.76)%	—	(1.01)%	(0.11)%	—

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)	6.56%	—	4.73%	3.77%	—
General Partner 1% allocation	(0.02)%	—	0.00%	0.00%	—
Net total expenses	6.54%	—	4.73%	3.77%	—

Net investment income (loss) (2) (3)	(5.72)%	—	(3.89)%	(2.94)%	—

† Class R Units were introduced in April 2017. Total return for 2017 is for the period from introduction to year end and is not annualized.

†† Class A2 Units were introduced in December 2018. Total return for 2018 is for the period from introduction to year end and is not annualized.

Total returns are calculated based on the change in value of a Class A, Class A2, Class B, Class I or Class R Unit during the year. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	The net investment income (loss) per unit is calculated by dividing the net investment income (loss) by the average number of Class A, A2, B, I or R Units outstanding during the period. Net realized and change in unrealized gain (loss) on investments is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of net realized and change in unrealized gain (loss) on investment per unit due to the timing of investment gains and losses during the period relative to the number of units outstanding.

(2)	The net investment income (loss) includes interest income and excludes net realized and net change in unrealized gain (loss) from investment activities as shown in the consolidated statements of operations. The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net investment gain (loss) in the consolidated statements of operations. The resulting amount is divided by the average net asset value for the period.

(3)	Ratio excludes General Partner 1% allocation.

11.        Subsequent Events

Subsequent to year end, there were $2,458,823 of contributions and $9,950,198 of redemptions from the Fund.

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

The fair value of the Fund’s investment in SMFSF is based on the unadjusted quoted market price per share. At December 31, 2018, the Fund’s investment in SMFSF was approximately $27 million.

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