Form 10-Q
period 2019-03-31
FUTURES PORTFOLIO FUND L.P.
filed 2019-05-13
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

Commission file number: 000-50728

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

Organized in Maryland	IRS Employer Identification No.: 52-1627106

c/o Steben & Company, Inc.

9711 Washingtonian Blvd., Suite 400

Gaithersburg, Maryland 20878

(240) 631-7600

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Securities registered pursuant to Section 12(b) of the Act: N/A

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Futures Portfolio Fund, Limited Partnership

Statements of Financial Condition

March 31, 2019 (unaudited) and December 31, 2018

	March 31, 2019 (Unaudited)	December 31, 2018
Assets
Equity in broker trading accounts
Cash	$42,143,526	$27,926,584
Net unrealized gain (loss) on open futures contracts	9,189,134	2,148,112
Net unrealized gain (loss) on open forward currency contracts	(233,452)	155,058
Total equity in broker trading accounts	51,099,208	30,229,754
Cash and cash equivalents	18,213,698	18,259,197
Investment in SMFSF, at fair value (cost $28,359,475 and $30,659,588)	25,275,448	27,423,206
Investments in securities, at fair value (cost $190,035,433 and $217,418,518)	191,063,779	217,055,133
General Partner 1% allocation receivable	—	165,532
Exchange membership, at fair value (cost $189,000)	115,500	145,500
Total assets	$285,767,633	$293,278,322

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$397,185	$369,048
Trading Advisor incentive fees payable	1,226,335	492,547
Commissions and other trading fees payable on open contracts	62,907	50,074
Cash Manager fees payable	49,498	55,890
General Partner management and performance fees payable	351,480	362,658
General Partner 1% allocation payable	35,440	—
Selling agent fees payable – General Partner	312,248	326,024
Broker dealer servicing fees payable – General Partner	13,003	13,539
Administrative fee payable – General Partner	68,197	67,240
Redemptions payable	9,420,981	5,057,655
Subscriptions received in advance	975,000	224,523
Total liabilities	12,912,274	7,019,198

Partners’ Capital (Net Asset Value)
Class A Interests – 45,496.8342 and 48,319.8508 units outstanding at March 31, 2019 and December 31, 2018, respectively	180,104,357	189,019,997
Class A2 Interests – 237.0174 and 146.5000 units outstanding at March 31, 2019 and December 31, 2018, respectively	239,893	146,018
Class B Interests – 12,397.4185 and 13,290.4576 units outstanding at March 31, 2019 and December 31, 2018, respectively	75,839,918	79,984,663
Class I Interests – 3,211.8665 and 3,466.2779 units outstanding at March 31, 2019 and December 31, 2018, respectively	3,248,706	3,440,608
Class R Interests – 13,213.7962 and 13,683.8897 units outstanding at March 31, 2019 and December 31, 2018, respectively	13,422,485	13,667,838
Total partners’ capital (net asset value)	272,855,359	286,259,124
Total liabilities and partners’ capital (net asset value)	$285,767,633	$293,278,322

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

March 31, 2019 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$8,000,000	4/18/19	U.S. Treasury	2.38%	$7,990,510	2.93%
9,000,000	4/30/19	U.S. Treasury	1.25%	9,037,394	3.31%
3,975,000	5/15/19	U.S. Treasury	0.88%	3,980,710	1.46%
8,000,000	5/16/19	U.S. Treasury	2.38%	7,975,773	2.92%
8,000,000	6/20/19	U.S. Treasury	2.42%	7,957,475	2.92%
8,500,000	7/31/19	U.S. Treasury	1.38%	8,488,825	3.11%
6,000,000	10/31/19	U.S. Treasury	1.25%	5,990,242	2.20%
3,000,000	11/30/19	U.S. Treasury	1.75%	3,004,002	1.10%
Total U.S. Treasury securities (cost: $54,149,486)				54,424,931	19.95%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,500,000	5/22/19	American Honda Finance Corporation	2.55%	1,494,622	0.55%
1,300,000	4/22/19	Nissan Motor Acceptance Corporation	2.77%	1,297,915	0.48%
1,200,000	4/17/19	VW Credit, Inc.	2.75%	1,198,544	0.44%
Banks
1,400,000	4/16/19	Mitsubishi UFJ Trust & Banking Corporation (U.S.A.)	2.59%	1,398,501	0.51%
1,200,000	4/1/19	Nieuw Amsterdam Receivables Corporation	2.58%	1,200,000	0.44%
Beverages
1,500,000	4/2/19	Anheuser-Busch InBev Worldwide Inc.	2.72%	1,499,888	0.55%
1,500,000	4/2/19	Brown-Forman Corporation	2.54%	1,499,895	0.55%
Diversified financial services
1,700,000	4/3/19	CME Group Inc.	2.47%	1,699,769	0.61%
1,300,000	4/18/19	DCAT, LLC	2.52%	1,298,465	0.48%
1,400,000	4/12/19	Fairway Financial Corporation	2.54%	1,398,922	0.51%
1,300,000	5/3/19	Gotham Funding Corporation	2.53%	1,297,100	0.48%
1,300,000	5/1/19	Manhattan Asset Funding Company LLC	2.52%	1,297,292	0.48%
1,400,000	4/15/19	Regency Markets No. 1, LLC	2.52%	1,398,639	0.51%
1,400,000	5/9/19	Sheffield Receivables Company LLC	2.62%	1,396,158	0.51%
Energy
1,400,000	4/25/19	Oglethorpe Power Corporation	2.77%	1,397,433	0.51%
1,300,000	4/4/19	Southern Company Funding Corporation	2.82%	1,299,697	0.48%
Insurance
1,500,000	4/26/19	Marsh & McLennan Companies, Inc.	2.75%	1,497,156	0.55%
Machinery
1,200,000	4/26/19	Caterpillar Financial Services Corporation	2.57%	1,197,875	0.44%
Manufacturing
1,400,000	4/8/19	E. I. du Pont de Nemours and Company	2.76%	1,399,254	0.51%
Total U.S. commercial paper (cost: $26,112,152)				26,167,125	9.59%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,500,000	5/29/19	Toronto-Dominion Bank	2.54%	1,493,921	0.55%
1,500,000	6/21/19	United Overseas Bank Limited	2.56%	1,491,428	0.55%
Energy
1,300,000	5/15/19	Engie	2.63%	1,295,853	0.47%
1,400,000	4/29/19	Schlumberger Investment SA	2.52%	1,397,278	0.51%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2019 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper (continued)
Face Value	Maturity Date	Name	Yield[1]
Insurance
$1,500,000	4/5/19	Prudential Public Limited Company	2.67%	$1,499,558	0.55%
Telecommunications
1,300,000	4/4/19	TELSTRA Corporation Ltd	2.57%	1,299,724	0.48%
Total foreign commercial paper (cost: $8,462,934)				8,477,762	3.11%
Total commercial paper (cost: $34,575,086)				34,644,887	12.70%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$5,000,000	8/16/21	United Technologies Corporation	3.35%	5,083,047	1.86%
Agriculture
4,850,000	5/5/21	Altria Group, Inc.	4.75%	5,130,732	1.88%
Banks
4,250,000	1/10/20	Citigroup Inc.	3.57%	4,298,136	1.58%
5,000,000	10/29/20	JPMorgan Chase & Co.	2.55%	5,040,443	1.85%
3,000,000	10/29/20	JPMorgan Chase & Co.	3.96%	3,055,558	1.12%
4,750,000	1/15/21	Wells Fargo Bank, National Association	2.60%	4,760,829	1.74%
Diversified financial services
2,250,000	4/25/19	Goldman Sachs Group, Inc.	3.81%	2,267,454	0.84%
Energy
4,850,000	2/15/21	Enterprise Products Operating LLC	2.80%	4,870,413	1.78%
Food
3,000,000	4/16/21	General Mills, Inc.	3.20%	3,070,322	1.13%
Healthcare
5,000,000	9/17/21	Cigna Corporation	3.40%	5,058,931	1.85%
3,000,000	6/1/21	CVS Health Corporation	2.13%	2,968,876	1.09%
Media
3,000,000	9/20/19	Discovery Communications, LLC	3.34%	3,003,982	1.10%
4,000,000	4/1/21	NBCUniversal, LLC	4.38%	4,211,684	1.54%
Pharmaceuticals
4,200,000	5/11/20	Amgen Inc.	3.15%	4,230,708	1.55%
3,500,000	6/25/21	Bayer US Finance II LLC	3.23%	3,464,469	1.27%
Software
3,500,000	10/8/19	Oracle Corporation	2.25%	3,529,111	1.29%
Telecommunications
2,500,000	9/20/19	Cisco Systems, Inc.	2.97%	2,504,660	0.92%
Total U.S. corporate notes (cost: $66,061,464)				66,549,355	24.39%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$5,500,000	3/2/20	Danske Bank A/S	2.20%	5,463,123	2.00%
Energy
5,500,000	5/3/19	BP Capital Markets P.L.C.	1.68%	5,532,215	2.03%
1,000,000	9/12/19	Shell International Finance B.V.	1.38%	994,808	0.36%
2,500,000	5/11/20	Shell International Finance B.V.	2.13%	2,506,277	0.92%
Insurance
4,000,000	9/20/21	AIA Group Limited	3.15%	4,004,692	1.47%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2019 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes (continued)
Face Value	Maturity Date	Name	Yield[1]
Manufacturing
$3,500,000	11/15/20	GE Capital International Funding Company	2.34%	$3,486,870	1.28%
Pharmaceuticals
2,250,000	3/12/20	Allergan Funding SCS	3.85%	2,274,592	0.83%
Total foreign corporate notes (cost: $24,094,873)				24,262,577	8.89%
Total corporate notes (cost: $90,156,337)				90,811,932	33.28%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$335,230	1/8/21	AmeriCredit Automobile Receivables Trust 2015-2	2.40%	335,315	0.12%
300,000	2/18/22	AmeriCredit Automobile Receivables Trust 2017-1	2.30%	298,475	0.11%
675,000	1/18/22	AmeriCredit Automobile Receivables Trust 2018-3	3.11%	677,097	0.25%
745,000	2/22/21	Capital Auto Receivables Asset Trust 2018-2	3.02%	746,421	0.27%
63,305	9/15/20	CarMax Auto Owner Trust 2017-3	1.64%	63,294	0.02%
434,756	6/15/21	Drive Auto Receivables Trust 2018-2	2.88%	435,377	0.16%
500,000	11/15/21	Drive Auto Receivables Trust 2018-3	3.01%	500,931	0.18%
700,000	4/15/26	Ford Credit Auto Owner Trust 2014-REV2	2.31%	698,765	0.26%
15,239	1/21/20	GM Financial Automobile Leasing Trust 2017-2	1.72%	15,238	0.01%
303,345	4/20/20	GM Financial Automobile Leasing Trust 2018-1	2.39%	303,235	0.11%
785,142	9/21/20	GM Financial Automobile Leasing Trust 2018-3	2.89%	785,892	0.29%
354,850	5/17/21	GM Financial Consumer Auto Receivables Tr 2018-2	2.55%	354,777	0.13%
304,251	4/15/20	Mercedes-Benz Auto Lease Trust 2018-A	2.20%	304,278	0.11%
735,000	5/16/22	Santander Drive Auto Receivables Trust 2017-1	2.58%	734,046	0.27%
123,973	3/20/20	Santander Retail Auto Lease Trust 2017-A	2.02%	123,899	0.05%
89,144	12/20/19	Tesla Auto Lease Trust 2018-A	2.32%	89,063	0.03%
Credit cards
325,000	4/15/19	Capital One Multi-Asset Execution Trust	2.93%	325,487	0.12%
175,000	5/15/19	Chase Issuance Trust	2.89%	175,303	0.06%
600,000	8/15/19	Chase Issuance Trust	1.58%	597,978	0.22%
400,000	8/17/20	Discover Card Execution Note Trust	1.88%	396,682	0.15%
Equipment
113,537	4/15/21	CNH Equipment Trust 2015-A	1.85%	113,579	0.04%
60,086	11/16/20	CNH Equipment Trust 2017-B	1.59%	60,078	0.02%
137,914	2/24/20	Dell Equipment Finance Trust 2017-2	1.97%	137,783	0.05%
447,453	10/22/20	Dell Equipment Finance Trust 2018-1	2.79%	447,799	0.16%
525,000	6/15/21	GreatAmerica Leasing Receivables Funding, L.L.C.	2.97%	526,754	0.19%
Other
475,000	12/20/20	Verizon Owner Trust 2017-2	1.92%	472,609	0.17%
1,175,000	4/20/22	Verizon Owner Trust 2017-3	2.06%	1,168,201	0.44%
Student loans
112,074	3/25/67	Navient Student Loan Trust 2018-1	2.68%	112,094	0.04%
141,434	3/25/67	Navient Student Loan Trust 2018-2	2.73%	141,459	0.05%
40,027	11/25/27	SLM Student Loan Trust 2011-2	3.09%	40,120	0.01%
Total U.S. asset backed securities (cost: $11,154,524)				11,182,029	4.09%
Total investments in securities (cost: $190,035,433)				$191,063,779	70.02%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2019 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$(25,270)	(0.01)%
Currencies	(289,593)	(0.11)%
Energy	(211,409)	(0.08)%
Equity indices	968,622	0.35%
Interest rate instruments	1,695,621	0.62%
Metals[2]	5,204,897	1.92%
Single stock futures	207,134	0.08%
Net unrealized gain (loss) on open long U.S. futures contracts	7,550,002	2.77%

Short U.S. Futures Contracts
Agricultural commodities	1,933,326	0.72%
Currencies	582,862	0.21%
Energy	(20,584)	(0.01)%
Equity indices	(428,860)	(0.16)%
Interest rate instruments	(545,834)	(0.20)%
Metals[2]	(5,666,665)	(2.07)%
Single stock futures	(14,902)	(0.01)%
Net unrealized gain (loss) on open short U.S. futures contracts	(4,160,657)	(1.52)%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	3,389,345	1.25%

Long Foreign Futures Contracts
Agricultural commodities	2,549	0.00%
Currencies	(157,592)	(0.06)%
Energy	(3,509)	0.00%
Equity indices	839,376	0.31%
Interest rate instruments[2]	6,067,137	2.22%
Metals	(6,206)	0.00%
Single stock futures	1,537	0.00%
Net unrealized gain (loss) on open long foreign futures contracts	6,743,292	2.47%

Short Foreign Futures Contracts
Agricultural commodities	34,892	0.01%
Currencies	(71,574)	(0.03)%
Energy	29,530	0.01%
Equity indices	(172,235)	(0.06)%
Interest rate instruments	(763,624)	(0.28)%
Metals	(492)	0.00%
Net unrealized gain (loss) on open short foreign futures contracts	(943,503)	(0.35)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	5,799,789	2.12%

Net unrealized gain (loss) on open futures contracts	$9,189,134	3.37%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2019 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$(718,045)	(0.26)%
Short	549,258	0.20%
Net unrealized gain (loss) on open U.S. forward currency contracts	(168,787)	(0.06)%

Foreign Forward Currency Contracts
Long	(45,271)	(0.02)%
Short	(19,394)	(0.01)%
Net unrealized gain (loss) on open foreign forward currency contracts	(64,665)	(0.03)%

Net unrealized gain (loss) on open forward currency contracts	$(233,452)	(0.09)%

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

Futures Portfolio Fund, Limited Partnership

Statements of Operations

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures and forward contracts	$68,667	$1,696,970
Investments in SMFSF	(300,113)	288,127
Investments in securities	(398,350)	151,456
Net change in unrealized gain (loss) on:
Futures and forward contracts	6,652,512	(6,732,879)
Investments in SMFSF	152,355	(1,981,104)
Investments in securities	1,198,061	(516,597)
Exchange membership	(30,000)	(37,750)
Brokerage commissions and trading expenses	(830,492)	(1,110,883)
Net realized and change in unrealized gain (loss) on investments	6,512,640	(8,242,660)

Net Investment Income (Loss)
Income
Interest income (loss)	1,570,431	1,245,912

Expenses
Trading Advisor management fee	1,061,485	1,335,834
Trading Advisor incentive fee	1,226,335	—
Cash Manager fees	54,674	59,833
General Partner management and performance fees	1,036,488	1,308,151
Selling agent fees – General Partner	918,506	1,183,049
Broker dealer servicing fees – General Partner	38,727	48,853
General Partner 1% allocation	35,440	(111,865)
Administrative expenses – General Partner	202,824	254,031
Total expenses	4,574,479	4,077,886
Net investment income (loss)	(3,004,048)	(2,831,974)
Net Income (Loss)	$3,508,592	$(11,074,634)

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Operations (continued)

For the Three Months Ended March 31, 2019 and 2018 (unaudited)

	Three Months Ended March 31, 2019
	Class A	Class A2	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$46.76	$15.42	$99.20	$18.88	$16.96
Net income (loss) per unit†	$43.47	$38.88	$89.64	$19.23	$17.48

Weighted average number of units outstanding	47,015.4240	169.1293	12,892.3936	3,402.6750	13,565.6655

	Three Months Ended March 31, 2018
	Class A	Class A2	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(143.25)	$—	$(189.43)	$(28.45)	$(30.88)
Net income (loss) per unit†	$(139.87)	$—	$(172.03)	$(28.46)	$(29.97)

Weighted average number of units outstanding	56,810.3734	—	15,470.0328	3,466.2779	12,298.4430

†	(based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$3,508,592	$(11,074,634)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures and forwards trading	(6,652,512)	7,225,379
Net realized and change in unrealized (gain) loss on SMFSF, securities and certificates of deposit	(651,953)	6,865,557
Purchases of securities and certificates of deposit	(109,548,291)	(153,717,469)
Proceeds from disposition of SMFSF, securities and certificates of deposit	138,339,356	154,090,686
Changes in
Exchange membership	30,000	37,750
Trading Advisor management fee payable	28,137	69,086
Trading Advisor incentive fee payable	733,788	(1,297,698)
Commissions and other trading fees payable on open contracts	12,833	(25,334)
Cash Manager fees payable	(6,392)	30,549
General Partner management and performance fees payable	(11,178)	(41,783)
General Partner 1% allocation receivable/payable	200,972	(140,621)
Selling agent fees payable – General Partner	(13,776)	(39,201)
Broker dealer servicing fees payable – General Partner	(536)	(1,751)
Administrative fee payable – General Partner	957	(8,083)
Net cash provided by (used in) operating activities	25,969,997	1,972,433

Cash flows from financing activities
Subscriptions	2,234,300	2,207,000
Subscriptions received in advance	975,000	972,808
Redemptions	(15,007,854)	(24,734,053)
Net cash provided by (used in) financing activities	(11,798,554)	(21,554,245)

Net increase (decrease) in cash and cash equivalents	14,171,443	(19,581,812)
Cash and cash equivalents, beginning of period	46,185,781	90,141,061
Cash and cash equivalents, end of period	$60,357,224	$70,559,249

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$42,143,526	$39,041,782
Cash and cash equivalents not in broker trading accounts	18,213,698	31,517,467
Total end of period cash and cash equivalents	$60,357,224	$70,559,249

Supplemental disclosure of cash flow information
Prior period redemptions paid	$5,057,655	$11,825,677
Prior period subscriptions received in advance	$224,523	$287,000

Supplemental schedule of non-cash financing activities
Redemptions payable	$9,420,981	$4,020,682

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Class A	Class A2	Class B	Class I	Class R	Total
Three Months Ended March 31, 2019
Balance at December 31, 2018	$189,019,997	$146,018	$79,984,663	$3,440,608	$13,667,838	$286,259,124
Net income (loss)	2,043,816	6,575	1,155,708	65,428	237,065	3,508,592
Subscriptions	2,091,523	87,300	70,000	—	210,000	2,458,823
Redemptions	(12,881,564)	—	(5,539,868)	(257,330)	(692,418)	(19,371,180)
Transfers	(169,415)	—	169,415	—	—	—
Balance at March 31, 2019	$180,104,357	$239,893	$75,839,918	$3,248,706	$13,422,485	$272,855,359

Three Months Ended March 31, 2018
Balance at December 31, 2017	$240,860,323	$—	$100,657,081	$3,547,299	$12,470,722	$357,535,425
Net income (loss)	(7,946,101)	—	(2,661,301)	(98,643)	(368,589)	(11,074,634)
Subscriptions	631,000	—	803,000	—	1,060,000	2,494,000
Redemptions	(10,348,464)	—	(6,445,115)	—	(135,479)	(16,929,058)
Transfers	—	—	—	—	—	—
Balance at March 31, 2018	$223,196,758	$—	$92,353,665	$3,448,656	$13,026,654	$332,025,733

	Units
	Class A	Class A2	Class B	Class I	Class R
Three Months Ended March 31, 2019
Balance at December 31, 2018	48,319.8508	146.5000	13,290.4576	3,466.2779	13,683.8897
Subscriptions	551.5426	90.5174	12.0124	—	217.0747
Redemptions	(3,329.8411)	—	(934.0369)	(254.4114)	(687.1682)
Transfers	(44.7181)	—	28.9854	—	—
Balance at March 31, 2019	45,496.8342	237.0174	12,397.4185	3,211.8665	13,213.7962

Three Months Ended March 31, 2018
Balance at December 31, 2017	58,081.8421	—	16,061.6377	3,466.2779	12,013.6394
Subscriptions	152.6465	—	130.1735	—	1,055.0794
Redemptions	(2,486.2985)	—	(995.8273)	—	(134.8093)
Transfers	—	—	—	—	—
Balance at March 31, 2018	55,748.1901	—	15,195.9839	3,466.2779	12,933.9095

	Net Asset Value per Unit
	Class A	Class A2	Class B	Class I	Class R

March 31, 2019	$3,958.61	$1,012.13	$6,117.40	$1,011.47	$1,015.79
December 31, 2018	3,911.85	996.71	6,018.20	992.59	998.83
March 31, 2018	4,003.66	—	6,077.50	994.92	1,007.17
December 31, 2017	4,146.91	—	6,266.93	1,023.37	1,038.05

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

The six classes of Units in the Fund differ only in the fees applicable to each class. Class A Units are subject to a 2% per annum selling agent fee. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. Class B Units are subject to a 0.2% per annum broker dealer servicing fee. Class I Units are subject to higher minimum investments requirements and lower General Partner management fees (0.75% per annum instead of 1.50% per annum) as well as a General Partner performance fee (7.5% of new profits, described more fully in Footnote 4). Class R Units do not pay selling compensation or servicing fees to selling agents, and are generally intended for clients of registered investment advisors. There were no Class A3 Units outstanding on March 31, 2019.

At March 31, 2019, the Fund owned approximately $25 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFSF”), which represents approximately 36% of that fund. SMFSF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Funds (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end investment company.  SMFSF issues four classes of shares: Class A, C, I and N. The General Partner serves as the investment manager of SMFSF. SMFSF has a similar investment strategy to the Fund, using commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments.

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

Revenue Recognition

Futures, forward currency contracts, investments in securities, certificates of deposit, and the exchange membership are recorded on a trade date basis, and gains or losses are realized when contracts/positions are liquidated. Realized gains and losses on investments in securities and certificates of deposit are determined on a specific identification basis and are included in net realized gain (loss) in the statements of operations. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses. The difference between cost and the fair value of open investments in securities and certificates of deposit is reflected as unrealized gain or loss on investments in securities and certificates of deposit. Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations. Interest income earned on investments in securities, certificates of deposit and other cash and cash equivalent balances is recorded on an accrual basis. Market discounts and premiums on fixed-income securities are amortized daily over the expected life of the security using the effective yield method.

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

Level 2 –    Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach. Financial instruments utilizing Level 2 inputs include forward currency contracts, commercial paper, corporate notes, asset backed securities and the exchange membership.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended March 31, 2019 and year ended December 31, 2018, there were no such transfers between levels.

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

Exchange Membership

The Fund incurs reduced fees for transactions on the Chicago Mercantile Exchange (CME) due to a membership interest in the CME. The membership is accounted at its fair value and changes in fair value are reported in net change in unrealized gain (loss) in exchange membership on the statement of operations.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through March 31, 2019. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2015.

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

Reclassification

Certain amounts reported in the 2018 financial statements may have been reclassified to conform to the 2019 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At March 31, 2019
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$9,189,134	$—	$9,189,134
Net unrealized gain (loss) on open forward currency contracts*	—	(233,452)	(233,452)
Cash and cash equivalents:
Money market fund	13,818,640	—	13,818,640
Investment in SMFSF	25,275,448	—	25,275,448
Investments in securities:
U.S. Treasury securities*	54,424,931	—	54,424,931
Asset backed securities*	—	11,182,029	11,182,029
Commercial paper*	—	34,644,887	34,644,887
Corporate notes*	—	90,811,932	90,811,932
Exchange membership	—	115,500	115,500
Total	$102,708,153	$136,520,896	$239,229,049

*See the condensed schedule of investments for further description.

At December 31, 2018
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$2,148,112	$—	$2,148,112
Net unrealized gain (loss) on open forward currency contracts*	—	155,058	155,058
Cash and cash equivalents:
Money market fund	14,836,223	—	14,836,223
Investment in SMFSF	27,423,206	—	27,423,206
Investments in securities:
U.S. Treasury securities*	67,375,307	—	67,375,307
Asset backed securities*	—	11,694,238	11,694,238
Commercial paper*	—	37,438,570	37,438,570
Corporate notes*	—	100,547,018	100,547,018
Exchange membership	—	145,500	145,500
Total	$111,782,848	$149,980,384	$261,763,232

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at March 31, 2019 and December 31, 2018, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At March 31, 2019, the Fund’s derivative contracts had the following impact on the statements of financial condition:

March 31, 2019	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts: Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$2,289,213	$(343,716)	$1,945,497
Currencies	958,128	(894,025)	64,103
Energy	214,638	(420,610)	(205,972)
Equity indices	2,325,681	(1,118,778)	1,206,903
Interest rate instruments	8,193,236	(1,739,936)	6,453,300
Metals	6,855,990	(7,324,456)	(468,466)
Single stock futures	274,994	(81,225)	193,769
Net unrealized gain (loss) on open futures contracts	$21,111,880	$(11,922,746)	$9,189,134

Net unrealized gain (loss) on open forward currency contracts	$1,589,127	$(1,822,579)	$(233,452)

At March 31, 2019, there were 33,048 open futures contracts and 12,893 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at March 31, 2019 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank AG	$(249,024)	$—	$—	$(249,024)
Deutsche Bank Securities, Inc.	862,664	—	—	862,664
JP Morgan Securities, LLC	(166,201)	—	—	(166,201)
R.J. O’Brien & Associates, LLC	189,667	—	—	189,667
SG Americas Securities, LLC	8,303,004	—	—	8,303,004
Société Générale International Limited	15,572	—	—	15,572
Total	$8,955,682	$—	$—	$8,955,682

For the three months ended March 31, 2019, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended March 31, 2019
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$82,565	$1,069,647
Currencies	(63,910)	276,872
Energy	(4,407,779)	(769,454)
Equity indices	(1,434,933)	1,575,505
Interest rate instruments	7,070,733	4,737,850
Metals	(473,138)	(27,919)
Single stock futures	(178,512)	178,521
Total futures contracts	595,026	7,041,022

Forward currency contracts	(529,991)	(388,510)

Total futures and forward currency contracts	$65,035	$6,652,512

For the three months ended March 31, 2019, the number of futures contracts closed was 362,350 and the number of forward currency contracts closed was 254,667.

At December 31, 2018, the Fund’s derivative contracts had the following impact on the statements of financial condition:

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

4.	General Partner

The General Partner does not maintain a capital balance in the Fund. Pursuant to the terms of the Partnership Agreement, each year the General Partner receives from the Fund 1% of any net income earned by the Fund. Conversely, the General Partner pays to the Fund 1% of any net loss incurred by the Fund. Such amounts are reflected as General Partner 1% allocation receivable or payable in the statements of financial condition and as General Partner 1% allocation in the statements of operations.

The majority shareholder of the General Partner did not have an investment in the Fund at March 31, 2019 as it was in the process of changing its investment from a qualified account to a non-qualified account. At December 31, 2018, the majority shareholder of the General Partner had an investment balance of $252,527.

The following fees are paid to the General Partner:

■	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, A3, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, A3, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

■	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears.

■	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

■	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

■	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the Fund, payable in arrears to the General Partner. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

5.	Trading Advisors and Cash Manager

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

Principal Global Investors, LLC serves as the cash manager for the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.11% and 0.10% of the investments in securities and certificates of deposit as of the period ended March 31, 2019 and 2018, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund maintains assets, including cash, equity in futures and forward currency contracts, and investments in securities, with brokers, subject to CFTC regulations and various exchange and broker requirements. At March 31, 2019 and December 31, 2018, the Fund had assets totaling $75,022,966 and $60,138,342, respectively, with brokers and margin deposit requirements of $47,706,356 and $38,554,368, respectively.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at March 31, 2019.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$54,424,931	$26,167,125	$66,549,355	$11,182,029	$158,323,440	58.01%
United Kingdom	—	1,499,558	5,532,215	—	7,031,773	2.58%
Denmark	—	—	5,463,123	—	5,463,123	2.00%
Hong Kong	—	—	4,004,692	—	4,004,692	1.47%
Luxumbourg	—	1,397,278	2,274,592	—	3,671,870	1.35%
Netherlands	—	—	3,501,085	—	3,501,085	1.28%
Ireland	—	—	3,486,870	—	3,486,870	1.28%
Canada	—	1,493,921	—	—	1,493,921	0.55%
Singapore	—	1,491,428	—	—	1,491,428	0.55%
Australia	—	1,299,724	—	—	1,299,724	0.48%
France	—	1,295,853	—	—	1,295,853	0.47%
Total	$54,424,931	$34,644,887	$90,811,932	$11,182,029	$191,063,779	70.02%

The following table presents the exposure at December 31, 2018.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$67,375,307	$30,346,125	$72,501,563	$11,694,238	$181,917,233	63.55%
Netherlands	—	—	7,501,101	—	7,501,101	2.62%
United Kingdom	—	—	5,488,176	—	5,488,176	1.92%
Denmark	—	—	5,421,142	—	5,421,142	1.89%
Canada	—	4,695,622	—	—	4,695,622	1.64%
Ireland	—	1,199,915	3,388,044	—	4,587,959	1.60%
Hong Kong	—	—	3,985,136	—	3,985,136	1.39%
Luxumbourg	—	—	2,261,856	—	2,261,856	0.79%
Japan	—	1,196,908	—	—	1,196,908	0.42%
Total	$67,375,307	$37,438,570	$100,547,018	$11,694,238	$217,055,133	75.82%

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

The statements of financial condition, including the condensed schedule of investments, at March 31, 2019, the statements of operations, the statements of cash flows, and statement of changes in partners’ capital (net asset value) for the three months ended March 31, 2019 and 2018, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at March 31, 2019, results of operations, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2019 and 2018. The results of operations for the three months ended March 31, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three months ended March 31, 2019 and 2018, assuming the unit was outstanding throughout the entire period:

	Three Months Ended March 31, 2019
	Class A	Class A2†	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$3,911.85	$996.71	$6,018.20	$992.59	$998.83

Net realized and change in unrealized gain (loss) on investments (1)	95.09	26.16	146.48	24.36	24.45
Net investment income (loss) (1)	(48.33)	(10.74)	(47.28)	(5.48)	(7.49)
Total income (loss) from operations	46.76	15.42	99.20	18.88	16.96

Net asset value per unit, end of period	$3,958.61	$1,012.13	$6,117.40	$1,011.47	$1,015.79

Total return (4)	1.20%	1.55%	1.65%	1.90%	1.70%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	7.25%	6.54%	5.40%	4.45%	5.25%
General Partner 1% allocation	0.01%	0.04%	0.02%	0.02%	0.02%
Net total expenses	7.26%	6.58%	5.42%	4.47%	5.27%

Net investment income (loss) (2) (3) (5)	(4.97)%	(4.19)%	(3.12)%	(2.16)%	(2.96)%

	Three Months Ended March 31, 2018
	Class A	Class A2†	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,146.91	$—	$6,266.93	$1,023.37	$1,038.05

Net realized and change in unrealized gain (loss) on investments (1)	(103.47)	—	(156.83)	(25.84)	(26.10)
Net investment income (loss) (1)	(39.78)	—	(32.60)	(2.61)	(4.78)
Total income (loss) from operations	(143.25)	—	(189.43)	(28.45)	(30.88)

Net asset value per unit, end of period	$4,003.66	$—	$6,077.50	$994.92	$1,007.17

Total return (4)	(3.45)%	—	(3.02)%	(2.78)%	(2.97)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	5.42%	—	3.63%	2.56%	3.40%
General Partner 1% allocation	(0.03)%	—	(0.03)%	(0.03)%	(0.03)%
Net total expenses	5.39%	—	3.60%	2.53%	3.37%

Net investment income (loss) (2) (3) (5)	(3.99)%	—	(2.20)%	(1.14)%	(1.96)%

Total returns are calculated based on the change in value of a Class A, Class A2, Class B, Class I or Class R Unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

† Class A2 Units were introduced in December 2018.

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

(2) The net investment income (loss) includes interest income and excludes net realized and net change in unrealized gain (loss) from investment activities as shown in the statements of operations. The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net investment gain (loss) in the statements of operations. The resulting amount is divided by the average net asset value for the period.

(3) Ratios have been annualized.

(4) Ratios have not been annualized.

(5) Ratio excludes General Partner 1% allocation.

12. Subsequent Events

Subsequent to quarter end, there were $6,275,000 of contributions and $6,693,000 of redemptions from the Fund, and the Fund redeemed $1,000,000 of its investment in SMFSF.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of March 31, 2019 and first quarter 2019 gross performance contribution by sector was as follows:

Risk Allocation	Net Position	Sector	Gross Performance Contribution
10%	Short	Agriculture	0.39%
5%	Long	Energy	(1.86)%
6%	Short	Metals	(0.20)%
29%	Long USD	Currencies	(0.24)%
22%	Long	Equity indices	(0.04)%
28%	Long	Interest rates	4.35%

The bearish trends at year-end in stock indices, crude oil and other risk assets reversed sharply in the first quarter of 2019. Last year’s fears over a tightening bias at global central banks gave way to relief as the Fed signaled it would pause interest rate hikes and could end its quantitative tightening policy relatively soon. As the quarter progressed, weakening global growth projections led investors to anticipate further central bank monetary accommodation in the U.S. and Europe, leading to a drop in yields and a rally in bond prices.

Sudden market reversals like these can be challenging for the Fund’s trend-following strategies. The Fund came into 2019 defensively positioned, and saw initial losses through short stock and short oil positions during the market recovery in January. However, the Fund systematically repositioned to track the new market trends and made profits in March through both long bond and long stock positions.

At the end of the first quarter, the Fund was positioned to be significantly long interest rates and bonds, moderately long equity indices and the U.S. Dollar (primarily against the Euro), short agricultural commodities (mainly grains), and with very modest exposure in energy and metals.

Results of Operations

The returns for each Class of Units for the three months ended March 31, 2019 and 2018 were:

Class of Units	2019	2018
Class A	1.20%	(3.45)%
Class A2	1.55%	—
Class B	1.65%	(3.02)%
Class I	1.90%	(2.78)%
Class R	1.70%	(2.97)%

Class A2 units did not begin reflecting a return until December 1, 2018. Results from past periods are not necessarily indicative of results that may be expected for any future period. Monthly analysis of the trading gains and losses is provided below.

2019

January

January saw a sharp rebound in equity indices following December’s sell-off. The Federal Reserve moderated its previous hawkish language and suggested it could pause interest rate hikes, which boosted investor optimism. Milder market expectations for U.S. monetary tightening led to a weakening of the U.S. Dollar and a helped to boost industrial commodities such as oil and metals. In Europe, concerns over the economic impact of an uncertain Brexit process led to a rally in bonds.

The month’s trend reversal in risk assets such as equities and oil proved challenging for the Fund’s trend-following programs, which began the year with defensive net short positioning. U.S. Dollar weakness, especially against commodity exporter currencies as the Canadian Dollar, also detracted from performance. The Fund did make gains in fixed income trading with long positions in European bonds, which rallied during the month. The Fund finished with a net loss of 3.31%, 3.20%, 3.16%, 3.08, and 3.15% for Class A, A2, B, I, and R Units, respectively.

February

In February, the Federal Reserve and the European Central Bank affirmed they would be flexible and could adopt a less hawkish monetary policy stance in the near term as a result of softness in economic data. This led to a rally in global equity indices despite slowing GDP growth. U.S. and German bond yields were choppy, ending the month slightly higher, while the U.S. Dollar gained against most developed market currencies. In commodities, oil prices rose on global supply cuts, while agricultural commodities trended lower.

The Fund made gains with short positions in agricultural markets, particularly wheat and coffee, which saw large price declines. In currencies, long U.S. Dollar positions against the Euro were profitable. However, long U.S. and European bond positions detracted from performance. There were also modest losses in stock indices, as trend-following systems gradually transitioned out of short positions. The Fund finished with a net loss of 0.16%, 0.04%, 0.01% for Class A, A2, and B Units, respectively, and a net gain of 0.07% and 0.01% for Class I and R Units, respectively.

March

In March, investors grew increasingly worried about potential recession risks over the coming year, due to soft global economic data, as well as Brexit uncertainty and the unresolved trade conflict between the U.S. and China. As a result, the Federal Reserve indicated that it would pause rate hikes, while the European Central Bank signaled an accommodative stance. This caused a yield curve inversion in the U.S. with 10-Year Treasury yields falling below 3-Month rates, and it led to German 10-Year yields turning negative for the first time since 2016.

The Fund had a strong month, profiting from long positions in bonds, particularly in Europe, which rallied as a result of economic growth concerns. Long positions in stocks also added to performance, as equity markets were lifted by supportive central bank statements. In currencies, long U.S. Dollar positions against the Euro made a positive contribution. Performance in commodities was relatively flat with modest losses in energy markets. The Fund finished with a net gain of 4.82%, 4.94%, 4.98%, 5.07%, and 5.00% for Class A, A2, B, I, and R Units, respectively.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at March 31, 2019 and December 31, 2018. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	March 31, 2019		December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$3,326,475	1.22%	$2,708,629	0.95%
Currencies	12,002,214	4.40	10,062,868	3.52
Energy	1,950,726	0.71	3,971,984	1.39
Equity indices	19,306,254	7.08	14,877,628	5.19
Interest rate instruments	7,440,383	2.73	5,707,512	1.99
Metals	2,685,496	0.98	2,574,353	0.90
Single stock futures	2,385,852	0.87	828,662	0.29
Total	$49,097,400	17.99%	$40,731,636	14.23%

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

The following were the primary trading risk exposures of the Fund as of March 31, 2019, by market sector.

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

The following were the only non-trading risk exposures of the Fund as of March 31, 2019.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at March 31, 2019 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from risk factors disclosed in the Fund’s Form 10-K for year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended March 31, 2019. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended March 31, 2019 were as follows:

	January	February	March	Total
A Units
Units redeemed	(924.0526)	(753.6031)	(1,652.1853)	(3,329.8410)
Average net asset value per unit	$3,782.48	$3,776.51	$3,958.61	$3,868.52

A2 Units
Units redeemed	—	—	—	—
Average net asset value per unit	—	—	—	—

B Units
Units redeemed	(131.3885)	(468.6923)	(333.9562)	(934.0370)
Average net asset value per unit	$5,827.83	$5,827.31	$6,117,40	$5,931.10

I Units
Units redeemed	—	—	(254.4114)	(254.4114)
Average net asset value per unit	—	—	$1,011.47	$1,011.47

R Units
Units redeemed	(52.3528)	(63.4909)	(571.3245)	(687.1682)
Average net asset value per unit	$967.39	$967.46	$1,015.79	$1,007.64

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

Dated:	May 13, 2019	Futures Portfolio Fund, Limited Partnership

		By:	Steben & Company, Inc.
General Partner

		By:	/s/ Kenneth E. Steben
		Name:	Kenneth E. Steben
		Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

		By:	/s/ Carl A. Serger
		Name:	Carl A. Serger
		Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)