Form 10-Q
period 2019-06-30
FUTURES PORTFOLIO FUND L.P.
filed 2019-08-14
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Commission file number: 000-50728

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

Organized in Maryland	IRS Employer Identification No.: 52-1627106

c/o Steben & Company, Inc.

9711 Washingtonian Blvd., Suite 400

Gaithersburg, Maryland 20878

(240) 631-7600

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Yes ☐ No ☒

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Futures Portfolio Fund, Limited Partnership

Statements of Financial Condition

June 30, 2019 (Unaudited) and December 31, 2018

	June 30, 2019 (Unaudited)	December 31, 2018
Assets
Equity in broker trading accounts
Cash	$51,716,142	$27,926,584
Net unrealized gain (loss) on open futures contracts	8,207,204	2,148,112
Net unrealized gain (loss) on open forward currency contracts	(664,383)	155,058
Total equity in broker trading accounts	59,258,963	30,229,754
Cash and cash equivalents	11,699,323	18,259,197
Investment in SMFSF, at fair value (cost $26,177,283 and $30,659,588)	24,015,265	27,423,206
Investments in securities, at fair value (cost $174,417,267 and $217,418,518)	175,710,821	217,055,133
General Partner 1% allocation receivable	—	165,532
Exchange membership, at fair value (cost $189,000)	112,000	145,500
Total assets	$270,796,372	$293,278,322

Liabilities and Partners’ Capital (Net Asset Value) Liabilities
Trading Advisor management fees payable	$371,969	$369,048
Trading Advisor incentive fees payable	1,230,625	492,547
Commissions and other trading fees payable on open contracts	61,215	50,074
Cash Manager fees payable	45,207	55,890
General Partner management and performance fees payable	334,538	362,658
General Partner 1% allocation payable	70,230	—
Selling agent fees payable – General Partner	300,477	326,024
Broker dealer servicing fees payable – General Partner	12,042	13,539
Administrative fee payable – General Partner	65,754	67,240
Redemptions payable	3,375,305	5,057,655
Subscriptions received in advance	483,000	224,523
Total liabilities	6,350,362	7,019,198

Partners’ Capital (Net Asset Value)
Class A Interests – 44,212.1616 and 48,319.8508 units outstanding at June 30, 2019 and December 31, 2018, respectively	177,125,745	189,019,997
Class A2 Interests – 434.4494 and 146.5000 units outstanding at June 30, 2019 and December 31, 2018, respectively	446,562	146,018
Class B Interests – 11,456.3155 and 13,290.4576 units outstanding at June 30, 2019 and December 31, 2018, respectively	71,243,852	79,984,663
Class I Interests – 1,769.1082 and 3,466.2779 units outstanding at June 30, 2019 and December 31, 2018, respectively	1,823,330	3,440,608
Class R Interests – 13,363.7345 and 13,683.8897 units outstanding at June 30, 2019 and December 31, 2018, respectively	13,806,521	13,667,838
Total partners’ capital (net asset value)	264,446,010	286,259,124
Total liabilities and partners’ capital (net asset value)	$270,796,372	$293,278,322

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

June 30, 2019 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$8,000,000	7/18/19	U.S. Treasury	2.38%	$7,991,951	3.02%
8,500,000	7/31/19	U.S. Treasury	1.38%	8,542,111	3.23%
8,000,000	8/22/19	U.S. Treasury	2.33%	7,975,502	3.02%
9,000,000	9/15/19	U.S. Treasury	0.88%	8,999,205	3.40%
6,000,000	10/31/19	U.S. Treasury	1.25%	5,994,823	2.27%
3,000,000	11/30/19	U.S. Treasury	1.75%	2,999,759	1.13%
Total U.S. Treasury securities (cost: $42,285,249)				42,503,351	16.07%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,300,000	8/5/19	Daimler Finance North America LLC	2.35%	1,296,938	0.49%
1,400,000	7/29/19	Hyundai Capital America	2.50%	1,397,180	0.53%
1,200,000	8/9/19	VW Credit, Inc.	2.54%	1,196,620	0.45%
Banks
1,400,000	7/19/19	Mitsubishi UFJ Trust & Banking Corporation (USA)	2.42%	1,398,215	0.53%
1,300,000	7/22/19	Oversea-Chinese Banking Corporation Limited	2.29%	1,298,180	0.49%
Beverages
1,500,000	7/17/19	Brown-Forman Corporation	2.33%	1,498,347	0.57%
Diversified financial services
1,400,000	8/16/19	CRC Funding, LLC	2.34%	1,395,725	0.53%
1,400,000	7/8/19	DCAT, LLC	2.20%	1,399,317	0.53%
1,300,000	7/10/19	Gotham Funding Corporation	2.14%	1,299,227	0.49%
1,400,000	8/19/19	Intercontinental Exchange, Inc.	2.44%	1,395,255	0.53%
1,300,000	7/15/19	Manhattan Asset Funding Company LLC	2.21%	1,298,802	0.49%
1,400,000	7/15/19	Regency Markets No. 1, LLC	2.26%	1,398,682	0.53%
Energy
1,300,000	7/8/19	Black Hills Corporation	2.36%	1,299,318	0.49%
1,300,000	7/19/19	CenterPoint Energy, Inc.	2.47%	1,298,304	0.49%
1,400,000	7/1/19	Dominion Energy, Inc.	0.00%	1,400,000	0.53%
1,300,000	7/23/19	NextEra Energy Capital Holdings, Inc.	2.52%	1,297,911	0.49%
1,400,000	7/18/19	WEC Energy Group Inc.	2.46%	1,398,281	0.53%
Manufacturing
1,300,000	7/11/19	Koch Industries, Inc.	2.16%	1,299,141	0.49%
Pharmaceuticals
1,300,000	8/16/19	Novartis Finance Corporation	2.36%	1,295,997	0.49%
Total U.S. commercial paper (cost: $25,516,632)				25,561,440	9.67%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,500,000	8/20/19	Nordea Bank Abp	2.42%	1,494,853	0.56%
1,500,000	7/30/19	Toronto-Dominion Bank	2.33%	1,497,088	0.57%
Energy
1,500,000	8/1/19	Engie	2.42%	1,496,771	0.57%
1,500,000	8/9/19	Schlumberger Investment SA	2.28%	1,496,198	0.57%
Savings and loans
1,400,000	7/11/19	Nationwide Building Society	2.18%	1,399,067	0.52%
Total foreign commercial paper (cost: $7,374,172)				7,383,977	2.79%
Total commercial paper (cost: $32,890,804)				32,945,417	12.46%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2019 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$5,000,000	8/16/21	United Technologies Corporation	3.35%	5,172,062	1.96%
Agriculture
4,850,000	5/5/21	Altria Group, Inc.	4.75%	5,087,635	1.92%
Banks
4,250,000	1/10/20	Citigroup Inc.	3.37%	4,293,848	1.62%
4,000,000	10/29/20	JPMorgan Chase & Co.	2.55%	4,027,655	1.52%
3,000,000	10/29/20	JPMorgan Chase & Co.	3.79%	3,054,483	1.16%
4,000,000	5/17/22	SunTrust Bank	2.80%	4,064,981	1.54%
4,750,000	1/15/21	Wells Fargo Bank	2.60%	4,825,824	1.82%
Energy
4,850,000	2/15/21	Enterprise Products Operating LLC	2.80%	4,931,484	1.86%
Food
3,000,000	4/16/21	General Mills, Inc.	3.20%	3,064,247	1.16%
Healthcare
5,000,000	9/17/21	Cigna Corporation	3.40%	5,145,726	1.95%
3,000,000	6/1/21	CVS Health Corporation	2.13%	2,984,958	1.12%
Media
3,000,000	9/20/19	Discovery Communications, LLC	3.10%	3,006,319	1.14%
4,000,000	4/1/21	NBCUniversal, LLC	4.38%	4,191,934	1.59%
Pharmaceuticals
4,200,000	5/11/20	Amgen Inc.	2.99%	4,227,006	1.60%
3,500,000	6/25/21	Bayer US Finance II LLC	2.98%	3,480,244	1.32%
4,000,000	5/16/22	Bristol-Myers Squibb Company	2.60%	4,059,272	1.54%
Software
3,500,000	10/8/19	Oracle Corporation	2.25%	3,518,727	1.33%
Telecommunications
2,500,000	9/20/19	Cisco Systems, Inc.	2.73%	2,503,715	0.94%
Total U.S. corporate notes (cost: $70,817,004)				71,640,120	27.09%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$5,500,000	3/2/20	Danske Bank A/S	2.20%	5,519,135	2.09%
Energy
1,000,000	9/12/19	Shell International Finance B.V.	1.38%	1,001,699	0.38%
2,500,000	5/11/20	Shell International Finance B.V.	2.13%	2,505,871	0.95%
Insurance
4,000,000	9/20/21	AIA Group Limited	2.91%	3,998,281	1.50%
Manufacturing
3,500,000	11/15/20	GE Capital International Funding Company	2.34%	3,491,224	1.32%
Pharmaceuticals
2,250,000	3/12/20	Allergan Funding SCS	3.69%	2,268,441	0.86%
Total foreign corporate notes (cost: $18,636,893)				18,784,651	7.10%
Total corporate notes (cost: $89,453,897)				90,424,771	34.19%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2019 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$127,762	1/8/21	AmeriCredit Automobile Receivables Trust 2015-2	2.40%	127,940	0.05%
900,000	2/18/22	AmeriCredit Automobile Receivables Trust 2017-1	2.30%	899,754	0.34%
345,000	7/18/22	AmeriCredit Automobile Receivables Trust 2017-4	2.04%	344,596	0.13%
546,621	1/18/22	AmeriCredit Automobile Receivables Trust 2018-3	3.11%	548,956	0.21%
300,000	9/19/22	AmeriCredit Automobile Receivables Trust 2019-2	2.43%	300,637	0.11%
668,378	2/22/21	Capital Auto Receivables Asset Trust 2018-2	3.02%	670,449	0.25%
235,015	11/15/21	Drive Auto Receivables Trust 2018-3	3.01%	235,413	0.09%
700,000	4/15/26	Ford Credit Auto Owner Trust 2014-REV2	2.31%	700,280	0.26%
168,103	4/20/20	GM Financial Automobile Leasing Trust 2018-1	2.39%	168,200	0.06%
560,007	9/21/20	GM Financial Automobile Leasing Trust 2018-3	2.89%	561,062	0.21%
259,126	5/17/21	GM Financial Consumer Automobile Receivables Trust 2018-2	2.55%	259,557	0.10%
92,657	4/15/20	Mercedes- Benz Auto Lease Trust 2018-A	2.20%	92,730	0.04%
100,000	2/16/21	Mercedes- Benz Auto Lease Trust 2018-A	2.41%	100,172	0.04%
735,000	5/16/22	Santander Drive Auto Receivables Trust 2017-1	2.58%	735,785	0.28%
604	3/20/20	Santander Retail Auto Lease Trust 2017-A	2.02%	604	0.00%
50,009	12/20/19	Tesla Auto Lease Trust 2018-A	2.32%	50,012	0.02%
Credit cards
400,000	7/15/20	Barclays Dryrock Issuance Trust	2.69%	400,839	0.15%
600,000	8/15/19	Chase Issuance Trust	1.58%	599,787	0.23%
400,000	8/17/20	Discover Card Execution Note Trust	1.88%	399,073	0.15%
Equipment
13,695	2/24/20	Dell Equipment Finance Trust 2017-2	1.97%	13,698	0.01%
342,777	10/22/20	Dell Equipment Finance Trust 2018-1	2.70%	343,034	0.13%
525,000	6/15/21	GreatAmerica Leasing Receivables Funding, L.L.C.	2.97%	528,099	0.20%
Other
475,000	12/20/20	Verizon Owner Trust 2017-2	1.92%	474,183	0.18%
1,175,000	4/20/22	Verizon Owner Trust 2017-3	2.06%	1,174,139	0.45%
Student loans
36,934	3/25/67	Navient Student Loan Trust 2018-1	2.59%	36,946	0.01%
36,163	3/25/67	Navient Student Loan Trust 2018-2	2.64%	36,176	0.01%
35,293	11/25/27	SLM Student Loan Trust 2011-2	3.00%	35,161	0.01%
Total U.S. asset backed securities (cost: $9,787,317)				9,837,282	3.72%
Total investments in securities (cost: $174,417,267)				$175,710,821	66.44%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$(142,321)	(0.05)%
Currencies	461,373	0.17%
Energy	134,555	0.05%
Equity indices	785,326	0.30%
Interest rate instruments[2]	3,351,436	1.27%
Metals	(1,649,283)	(0.62)%
Single stock futures	39,900	0.02%
Net unrealized gain (loss) on open long U.S. futures contracts	2,980,986	1.14%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2019 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Short U.S. Futures Contracts
Agricultural commodities	5,587	0.00%
Currencies	(712,791)	(0.27)%
Energy	162,289	0.06%
Equity indices	(216,693)	(0.08)%
Interest rate instruments	(457,682)	(0.17)%
Metals	2,299,175	0.87%
Single stock futures	(38,462)	(0.01)%
Net unrealized gain (loss) on open short U.S. futures contracts	1,041,423	0.40%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	4,022,409	1.54%

Long Foreign Futures Contracts
Agricultural commodities	(5,275)	0.00%
Currencies	(127,948)	(0.05)%
Energy	(9,113)	0.00%
Equity indices	500,870	0.19%
Interest rate instruments[2]	4,141,124	1.57%
Metals	—	0.00%
Single stock futures	1,871	0.00%
Net unrealized gain (loss) on open long foreign futures contracts	4,501,529	1.71%

Short Foreign Futures Contracts
Agricultural commodities	42,089	0.02%
Currencies	112,955	0.04%
Energy	76,611	0.03%
Equity indices	(74,763)	(0.03)%
Interest rate instruments	(473,751)	(0.18)%
Metals	125	0.00%
Net unrealized gain (loss) on open short foreign futures contracts	(316,734)	(0.12)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	4,184,795	1.59%

Net unrealized gain (loss) on open futures contracts	$8,207,204	3.13%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$1,220,068	0.46%
Short	(1,600,252)	(0.61)%
Net unrealized gain (loss) on open U.S. forward currency contracts	(380,184)	(0.15)%

Foreign Forward Currency Contracts
Long	(556,998)	(0.21)%
Short	272,799	0.10%
Net unrealized gain (loss) on open foreign forward currency contracts	(284,199)	(0.11)%

Net unrealized gain (loss) on open forward currency contracts	$(664,383)	(0.26)%

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

Futures Portfolio Fund, Limited Partnership

Statements of Operations

For the Three and Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on:
Futures and forward contracts	$7,391,398	$3,742,736	$7,460,065	$5,439,706
Investments in SMFSF	(182,193)	(129,620)	(482,306)	158,507
Investments in securities	96,663	57,878	(301,687)	209,334
Net change in unrealized gain (loss) on:
Futures and forward contracts	(1,412,861)	3,424,782	5,239,651	(3,308,097)
Investments in SMFSF	922,010	25,621	1,074,365	(1,955,483)
Investments in securities	411,359	(7,352)	1,609,420	(523,949)
Exchange membership	(3,500)	750	(33,500)	(37,000)
Brokerage commissions and trading expenses	(761,251)	(1,113,459)	(1,591,743)	(2,224,342)
Net realized and changed in unrealized gain (loss) on investments	6,461,625	6,001,336	12,974,265	(2,241,324)

Net investment income (loss)
Income
Interest income (loss)	1,530,019	1,440,722	3,100,450	2,686,634

Expenses
Trading Advisor management fee	1,083,528	1,259,501	2,145,013	2,595,335
Trading Advisor incentive fee	1,229,890	133,234	2,456,225	133,234
Cash manager fees	48,998	60,803	103,672	120,636
General Partner management and performance fees	1,012,144	1,241,865	2,048,632	2,550,016
Selling agent fees – General Partner	903,666	1,113,131	1,822,172	2,296,180
Broker dealer servicing fees – General Partner	36,893	46,673	75,620	95,526
General Partner 1% allocation	34,790	33,448	70,230	(78,417)
Administrative expenses – General Partner	197,535	242,071	400,359	496,102
Total expenses	4,547,444	4,130,726	9,121,923	8,208,612
Net investment income (loss)	(3,017,425)	(2,690,004)	(6,021,473)	(5,521,978)
Net income (loss)	$3,444,200	$3,311,332	$6,952,792	$(7,763,302)

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Operations (continued)

For the Three and Six Months Ended June 30, 2019 and 2018 (unaudited)

	Three Months Ended June 30, 2019
	Class A	Class A2	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$47.66	$15.75	$101.34	$19.18	$17.34
Net income (loss) per unit†	$45.48	$37.25	$98.37	$1.93	$16.91

Weighted average number of units outstanding	44,786.5219	286.3754	11,860.7210	2,552.2786	13,312.7721

	Three Months Ended June 30, 2018
	Class A	Class A2	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$33.97	—	$78.99	$15.44	$13.60
Net income (loss) per unit†	$34.41	—	$80.06	$15.44	$13.59

Weighted average number of units outstanding	54,597.5287	—	14,991.0990	3,466.2779	13,186.4102

	Six Months Ended June 30, 2019
	Class A	Class A2	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$94.42	$31.17	$200.54	$38.06	$34.30
Net income (loss) per unit†	$88.79	$47.12	$94.29	$1.68	$16.71

Weighted average number of units outstanding	45,958.7071	226.4288	12,373.5771	2,943.9926	13,471.4221

	Six Months Ended June 30, 2018
	Class A	Class A2	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(109.28)	—	$(110.44)	$(13.01)	$(17.28)
Net income (loss) per unit†	$(108.94)	—	$(95.90)	$(13.01)	$(14.90)

Weighted average number of units outstanding	55,697.6312	—	15,235.5062	3,466.2779	12,715.0719

† (based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

	2019	2018
Cash flows from operating activities
Net income (loss)	$6,952,792	$(7,763,302)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures and forwards trading	(5,239,651)	3,800,597
Net realized and change in unrealized (gain) loss on SMFSF and securities	(1,899,792)	2,111,591
Purchases of securities	(215,134,819)	(289,464,389)
Proceeds from disposition of SMFSF and securities	261,786,864	304,216,708
Changes in
Exchange membership	33,500	37,000
Trading Advisor management fee payable	2,920	(11,300)
Trading Advisor incentive fee payable	738,078	(1,164,464)
Commissions and other trading fees payable on open contracts	11,141	(14,739)
Cash Manager fees payable	(10,683)	(18,961)
General Partner management and performance fees payable	(28,120)	(50,747)
General Partner 1% allocation receivable/payable	235,762	(107,173)
Selling agent fees payable – General Partner	(25,547)	(51,154)
Broker dealer servicing fees payable – General Partner	(1,497)	(1,843)
Administrative fee payable – General Partner	(1,486)	(8,247)
Net cash provided by (used in) operating activities	47,419,463	11,509,577

Cash flows from financing activities
Subscriptions	8,749,833	4,045,108
Subscriptions received in advance	483,000	462,000
Redemptions	(39,422,611)	(37,016,311)
Net cash provided by (used in) financing activities	(30,189,778)	(32,509,203)

Net increase (decrease) in cash and cash equivalents	17,229,683	(20,999,626)
Cash and cash equivalents, beginning of period	46,185,781	90,141,061
Cash and cash equivalents, end of period	$63,415,465	$69,141,435

End of period cash and cash equivalents consists of
Cash in broker trading accounts	51,716,142	$46,386,128
Cash and cash equivalents not in broker trading accounts	11,699,323	22,755,307
Total end of period cash and cash equivalents	$63,415,465	$69,141,435
Supplemental disclosure of cash flow information
Prior period redemptions paid	$5,057,655	$11,825,677
Prior period subscriptions received in advance	$224,523	$287,000

Supplemental schedule of non-cash financing activities
Redemptions payable	$3,375,305	$6,753,903

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

	Class A	Class A2	Class B	Class I	Class R	Total
2019
Balance at December 31, 2018	$189,019,997	$146,018	$79,984,663	$3,440,608	$13,667,838	$286,259,124
Net income (loss)	2,043,816	6,575	1,155,708	65,428	237,065	3,508,592
Subscriptions	2,091,523	87,300	70,000	—	210,000	2,458,823
Redemptions	(12,881,564)	—	(5,539,868)	(257,330)	(692,418)	(19,371,180)
Transfers	(169,415)	—	169,415	—	—	—
Balance at March 31, 2019	180,104,357	239,893	75,839,918	3,248,706	13,422,485	272,855,359
Net income (loss)	2,036,793	10,669	1,166,729	4,936	225,073	3,444,200
Subscriptions	5,709,533	196,000	—	250,000	360,000	6,515,533
Redemptions	(10,724,938)	—	(5,762,795)	(1,680,312)	(201,037)	(18,369,082)
Transfers	—	—	—	—	—	—
Balance at June 30, 2019	$177,125,745	$446,562	$71,243,852	$1,823,330	$13,806,521	$264,446,010

2018
Balance at December 31, 2017	$240,860,323	$—	$100,657,081	$3,547,299	$12,470,722	$357,535,425
Net income (loss)	(7,946,101)	—	(2,661,301)	(98,643)	(368,589)	(11,074,634)
Subscriptions	631,000	—	803,000	—	1,060,000	2,494,000
Redemptions	(10,348,464)	—	(6,445,115)	—	(135,479)	(16,929,058)
Transfers	—	—	—	—	—	—
Balance at March 31, 2018	223,196,758	—	92,353,665	3,448,656	13,026,654	32,025,733
Net income (loss)	1,878,481	—	1,200,166	53,530	179,155	3,311,332
Subscriptions	563,808	—	724,300	—	550,000	1,838,108
Redemptions	(8,509,809)	—	(6,350,110)	—	(155,561)	(15,015,479)
Transfers	(1,560,796)	—	1,560,796	—	—	—
Balance at June 30, 2018	$215,568,443	$—	$89,488,818	$3,502,186	$13,600,247	$322,159,694

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Six Months Ended June 30, 2019 and 2018

(Unaudited)

Units

	Class A	Class A2	Class B	Class I	Class R
2019
Balance at December 31, 2018	48,319.8508	146.5000	13,290.4576	3,466.2779	13,683.8897
Subscriptions	551.5426	90.5174	12.0124	—	217.0747
Redemptions	(3,329.8411)	—	(934.0369)	(254.4114)	(687.1682)
Transfers	(44.7181)	—	28.9854	—	—
Balance at March 31, 2019	45,496.8342	237.0174	12,397.4185	3,211.8665	13,213.7962
Subscriptions	1,426.5866	197.4320	—	247.1650	350.1878
Redemptions	(2,711.2592)	—	(941.1029)	(1,689.9233)	(200.2495)
Transfers	—	—	—	—	—
Balance at June 30, 2019	44,212.1616	434.4494	11,456.3155	1,769.1082	13,363.7345

2018
Balance at December 31, 2017	58,081.8421	—	16,061.6377	3,466.2779	12,013.6394
Subscriptions	152.6465	—	130.1735	—	1,055.0794
Redemptions	(2,486.2985)	—	(995.8273)	—	(134.8093)
Transfers	—	—	—	—	—
Balance at March 31, 2018	55,748.1901	—	15,195.9839	3,466.2779	12,933.9095
Subscriptions	140.3344	—	118.6279	—	542.0899
Redemptions	(2,110.1680)	—	(1,033.9500)	—	(152.4348)
Transfers	(388.4804)	—	255.0193	—	—
Balance at June 30, 2018	53,389.8761	—	14,535.6811	3,466.2779	13,323.5646

Net Asset Value per Unit

	Class A	Class A2	Class B	Class I	Class R

June 30, 2019	$4,006.27	$1,027.88	$6,218.74	$1,030.65	$1,033.13
December 31, 2018	3,911.85	996.71	6,018.20	992.59	998.83
June 30, 2018	4,037.63	—	6,156.49	1,010.36	1,020.77
December 31, 2017	4,146.91	—	6,266.93	1,023.37	1,038.05

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

The six classes of Units in the Fund differ only in the fees applicable to each class. Class A Units are subject to a 2% per annum selling agent fee. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. Class B Units are subject to a 0.2% per annum broker dealer servicing fee. Class I Units are subject to higher minimum investments requirements and lower General Partner management fees (0.75% per annum instead of 1.50% per annum) as well as a General Partner performance fee (7.5% of new profits, described more fully in Footnote 4). Class R Units do not pay selling compensation or servicing fees to selling agents, and are generally intended for clients of registered investment advisors. Class R Units do not pay selling compensation or servicing fees to selling agents, and are generally intended for clients of registered investment advisors. There were no Class A3 Units outstanding on June 30, 2019.

At June 30, 2019, the Fund owned approximately $24 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFSF”), which represents approximately 35% of that fund. SMFSF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Funds (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end investment company. SMFSF issues four classes of shares: Class A, C, I and N. The General Partner serves as the investment manager of SMFSF. SMFSF has a similar investment strategy to the Fund, using commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended June 30, 2019 and year ended December 31, 2018, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through June 30, 2019. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2015.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At June 30, 2019

	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$8,207,204	$—	$8,207,204
Net unrealized gain (loss) on open forward currency contracts*	—	(664,383)	(664,383)
Cash and cash equivalents:
Money market fund	7,211,120	—	7,211,120
Investment in SMFSF	24,015,265	—	24,015,265
Investments in securities:
U.S. Treasury securities*	42,503,351	—	42,503,351
Asset backed securities*	—	9,837,282	9,837,282
Commercial paper*	—	32,945,417	32,945,417
Corporate notes*	—	90,424,771	90,424,771
Exchange membership	—	112,000	112,000
Total	$81,936,940	$132,655,087	$214,592,027

*See the condensed schedule of investments for further description.

December 31, 2018

	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$2,148,112	$—	$2,148,112
Net unrealized gain (loss) on open forward currency contracts*	—	155,058	155,058
Cash and cash equivalents:
Money market fund	14,836,223	—	14,836,223
Investment in SMFSF	27,423,206	—	27,423,206
Investments in securities:
U.S. Treasury securities*	67,375,307	—	67,375,307
Asset backed securities*	—	11,694,238	11,694,238
Commercial paper*	—	37,438,570	37,438,570
Corporate notes*	—	100,547,018	100,547,018
Exchange membership	—	145,500	145,500
Total	$111,782,848	$149,980,384	$261,763,232

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at June 30, 2019 and December 31, 2018, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At June 30, 2019, the Fund’s derivative contracts had the following impact on the statements of financial condition:

June 30, 2019	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts Agricultural commodities	$499,312	$(599,233)	$(99,921)
Currencies	687,656	(954,067)	(266,411)
Energy	649,175	(284,833)	364,342
Equity indices	1,567,860	(573,120)	994,740
Interest rate instruments	7,636,259	(1,075,132)	6,561,127
Metals	5,890,471	(5,240,453)	650,018
Single stock futures	113,597	(110,288)	3,309
Net unrealized gain (loss) on open futures contracts	$17,044,330	$(8,837,126)	$8,207,204

Net unrealized gain (loss) on open forward currency contracts	$1,965,026	$(2,629,409)	$(664,383)

At June 30, 2019, there were 27,630 open futures contracts and 7,633 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at June 30, 2019 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank AG	$(400,815)	$—	$—	$(400,815)
Deutsche Bank Securities, Inc.	900,635	—	—	900,635
JP Morgan Securities, LLC	652,697	—	—	652,697
R.J. O’Brien & Associates LLC	90,133			90,133
SG Americas Securities, LLC	6,563,739	—	—	6,563,739
Société Générale International Limited	(263,568)	—	—	(263,568)
Total	$7,542,821	$—	$—	$7,542,821

For the three and six months ended June 30, 2019, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(475,532)	$(2,045,417)	$(392,967)	$(975,770)
Currencies	(1,115,994)	(330,514)	(1,179,904)	(53,642)
Energy	(1,217,152)	570,314	(5,624,931)	(199,140)
Equity indices	(2,964,389)	(212,163)	(4,399,322)	1,363,342
Interest rate instruments	12,756,976	107,827	19,827,708	4,845,677
Metals	(453,225)	1,118,484	(926,363)	1,090,565
Single stock futures	245,774	(190,460)	67,262	(11,939)
Total futures contracts	6,776,458	(981,929)	7,371,483	6,059,093

Forward currency contracts	555,666	(430,932)	25,675	(819,442)

Total futures and forward contracts	$7,332,124	$(1,412,861)	$7,397,158	$5,239,651

For the three months ended June 30, 2019, the number of futures contracts closed was 321,668 and the number of forward currency contracts closed was 314,572. For the six months ended June 30, 2019, the number of futures contracts closed was 684,018 and the number of forward currency contracts closed was 569,239.

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

At June 30, 2019 and December 31, 2018, the majority shareholder of the General Partner had an investment balance of $254,740 and $252,527, respectively.

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

Principal Global Investors, LLC serves as the cash manager for the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.11% and 0.10% of the investments in securities and certificates of deposit as of the period ended June 30, 2019 and 2018, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund maintains assets, including cash, equity in futures and forward currency contracts, and investments in securities, with brokers, subject to CFTC regulations and various exchange and broker requirements. At June 30, 2019 and December 31, 2018, the Fund had assets totaling $75,226,415 and $60,138,342, respectively, with brokers and margin deposit requirements of $36,874,328 and $38,554,368, respectively.

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

Purchase and sale of futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss of contract value. The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited. The Fund uses with SG Americas Securities, LLC, JP Morgan Securities, LLC, RJ O’Brien Securities LLC and Deutsche Bank Securities, Inc. as its futures brokers. The Fund uses Société Générale International Limited and Deutsche Bank AG as its forward currency counterparties.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at June 30, 2019.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$42,503,351	$25,561,440	$71,640,120	$9,837,282	$149,542,193	56.53%
Denmark	—	—	5,519,135	—	5,519,135	2.09%
Hong Kong	—	—	3,998,281	—	3,998,281	1.51%
Luxumbourg	—	1,496,198	2,268,441	—	3,764,639	1.42%
Netherlands	—	—	3,507,570	—	3,507,570	1.33%
Ireland	—	—	3,491,224	—	3,491,224	1.32%
Canada	—	1,497,088	—	—	1,497,088	0.57%
France	—	1,496,771	—	—	1,496,771	0.57%
Finland	—	1,494,853	—	—	1,494,853	0.57%
United Kingdom	—	1,399,067	—	—	1,399,067	0.53%
Total	$42,503,351	$32,945,417	$90,424,771	$9,837,282	$175,710,821	66.44%

The following table presents the exposure at December 31, 2018.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$67,375,307	$30,346,125	$72,501,563	$11,694,238	$181,917,233	63.55%
Netherlands	—	—	7,501,101	—	7,501,101	2.62%
United Kingdom	—	—	5,488,176	—	5,488,176	1.92%
Denmark	—	—	5,421,142	—	5,421,142	1.89%
Canada	—	4,695,622	—	—	4,695,622	1.64%
Ireland	—	1,199,915	3,388,044	—	4,587,959	1.60%
Hong Kong	—	—	3,985,136	—	3,985,136	1.39%
Luxumbourg	—	—	2,261,856	—	2,261,856	0.79%
Japan	—	1,196,908	—	—	1,196,908	0.42%
Total	$67,375,307	$37,438,570	$100,547,018	$11,694,238	$217,055,133	75.82%

9.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at June 30, 2019, the consolidated statements of operations for the three and six months ended June 30, 2019 and 2018, the consolidated statements of cash flows and consolidated statement of changes in partners’ capital (net asset value) for the six months ended June 30, 2019 and 2018, and the accompanying notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such consolidated financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at June 30, 2019, results of operations, cash flows and changes in partners’ capital (net asset value) for the three and six months ended June 30, 2019 and 2018. The results of operations for the three and six months ended June 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year or any other period. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three and six months ended June 30, 2019 and 2018, assuming the unit was outstanding throughout the entire period:

	Three Months Ended June 30, 2019
	Class A	Class A2†	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$3,958.61	$1,012.13	$6,117.40	$1,011.47	$1,015.79

Net realized and change in unrealized gain (loss) on investments (1)	98.76	27.06	152.36	24.71	25.31
Net investment income (loss) (1)	(51.10)	(11.31)	(51.02)	(5.53)	(7.97)
Total income (loss) from operations	47.66	15.75	101.34	19.18	17.34

Net asset value per unit, end of period	$4,006.27	$1,027.88	$6,218.74	$1,030.65	$1,033.13

Total return (4)	1.20%	1.56%	1.66%	1.90%	1.71%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	7.41%	6.68%	5.55%	4.73%	5.34%
General Partner 1% allocation	0.01%	0.04%	0.02%	0.00%	0.02%
Net total expenses	7.42%	6.72%	5.57%	4.73%	5.36%

Net investment income (loss) (2) (3) (5)	(5.11)%	(4.30)%	(3.26)%	(2.17)%	(3.06)%

	Three Months Ended June 30, 2018
	Class A	Class A2†	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,003.66	$—	$6,077.50	$994.92	$1,007.17

Net realized and change in unrealized gain (loss) on investments (1)	73.11	—	111.03	18.12	18.39
Net investment income (loss) (1)	(39.14)	—	(32.04)	(2.68)	(4.79)
Total income (loss) from operations	33.97	—	78.99	15.44	13.60

Net asset value per unit, end of period	$4,037.63	$—	$6,156.49	$1,010.36	$1,020.77

Total return (4)	0.85%	—	1.30%	1.55%	1.35%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	5.61%	—	3.80%	2.74%	3.59%
General Partner 1% allocation	0.01%	—	0.01%	0.02%	0.01%
Net total expenses	5.62%	—	3.81%	2.76%	3.60%

Net investment income (loss) (2) (3) (5)	(3.86)%	—	(2.04)%	(1.01)%	(1.83)%

	Six Months Ended June 30, 2019
	Class A	Class A2†	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$3,911.85	$996.71	$6,018.20	$992.59	$998.83

Net realized and change in unrealized gain (loss) on investments (1)	193.67	53.49	298.71	49.19	49.71
Net investment income (loss) (1)	(99.25)	(22.32)	(98.17)	(11.13)	(15.41)
Total income (loss) from operations	94.42	31.17	200.54	38.06	34.30

Net asset value per unit, end of period	$4,006.27	$1,027.88	$6,218.74	$1,030.65	$1,033.13

Total return (4)	2.41%	3.13%	3.33%	3.83%	3.43%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	7.34%	6.68%	5.48%	4.63%	5.29%
General Partner 1% allocation	0.02%	0.08%	0.03%	0.02%	0.03%
Net total expenses	7.36%	6.76%	5.51%	4.65%	5.32%

Net investment income (loss) (2) (3) (5)	(5.04)%	(4.29)%	(3.20)%	(2.19)%	(3.01)%

	Six Months Ended June 30, 2018
	Class A	Class A2†	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,146.91	$—	$6,266.93	$1,023.37	$1,038.05

Net realized and change in unrealized gain (loss) on investments (1)	(30.33)	—	(45.81)	(7.72)	(7.69)
Net investment income (loss) (1)	(78.95)	—	(64.63)	(5.29)	(9.59)
Total income (loss) from operations	(109.28)	—	(110.44)	(13.01)	(17.28)

Net asset value per unit, end of period	$4,037.63	$—	$6,156.49	$1,010.36	$1,020.77

Total return (4)	(2.64)%	—	(1.76)%	(1.27)%	(1.66)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	5.50%	—	3.70%	2.64%	3.50%
General Partner 1% allocation	(0.03)%	—	(0.02)%	(0.01)%	(0.01)%
Net total expenses	5.47%	—	3.68%	2.63%	3.49%

Net investment income (loss) (2) (3) (5)	(3.92)%	—	(2.11)%	(1.07)%	(1.90)%

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

(5) Ratio excludes General Partner 1% allocation.

12. Subsequent Events

Subsequent to June 30, 2019, there were $671,000 of contributions and an estimated $2,874,254 of redemptions from the Fund, and the Fund redeemed $1,000,000 of its investment in SMFSF.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of June 30, 2019 were as follows:

Sector	Risk Allocation	Net Position
Agriculture	6%	Short
Energy	8%	Short
Metals	11%	Short base metals, long precious metals
Currencies	24%	Long USD
Equity indices	27%	Long
Interest rates	24%	Long

The dominant strategy employed by the Fund’s trading advisors is trend-following. As such, the largest positions tend to reflect the strongest current market trends. At the end of June 2019, the Fund had large long positions globally in bonds, together with moderate long positions in equity indices. In currencies, the Fund was net short the Euro and the Australian dollar against the U.S. dollar. In physical commodities, there were long positions in precious metals, but short positions in base metals, crops and energy.

Results of Operations

The returns for each Class of Units for the six months ended June, 2019 and 2018 were:

Class of Units	2019	2018
Class A	2.41%	(2.64)%
Class A2	3.13%	—
Class B	3.33%	(1.76)%
Class I	3.83%	(1.27)%
Class R	3.43%	(1.66)%

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

April

In April, better economic data propelled risk assets higher. U.S. first quarter GDP growth beat estimates, coming in at 3.2%, while Chinese economic activity also surprised to the upside. This led to a sell-off in bonds and perceived safe haven currencies such as the Japanese Yen and Swiss Franc, and a rally in pro-cyclical assets such as global equities, oil and emerging market currencies.

The Fund made a profit during the month across a range of sectors. In equities, gains came from net long positions in stock indices, as well as a short position in VIX futures. Currencies were also a positive contributor, through short positions in the Yen and the Franc, and long positions in a range of emerging markets. In energy, long positions in crude oil and refined oil products were profitable. Meanwhile, in the agricultural sector, the Fund benefited from downward trends in grain prices through short positions. The largest negative contribution came from long bond positions, which gave back some of the prior month’s gains. The Fund finished with a net gain of 1.28%, 1.40%, 1.43%, 1.51%, and 1.45% for Class A, A2, B, I, and R Units, respectively.

May

Escalating trade tensions dominated financial headlines in May. With the U.S. increasing its pressure on Chinese phone maker Huawei, trade negotiations between the two countries devolved into heated rhetoric and political brinksmanship. In addition, the U.S. threatened Mexico with punitive tariffs if it did not help to reduce illegal immigration. Trade concerns fed fears of faltering economic growth over the coming year, leading to an inversion of the front end of the yield curve as investors priced in the potential need for interest rate cuts by the Federal Reserve. Equities reversed their bullish trend and saw a sharp drop, with the S&P 500 Total Return Index falling 6.35% in May. Other risk assets such as oil and emerging market currencies also retreated during the month.

Reversals in global equity and energy markets had a negative impact on the Fund’s predominantly trend-following strategy, which came into the month with long positions in those markets. These losses were partially offset by gains in bonds as a rotation into defensive assets helped the Fund’s long fixed income positions. Short positions in agricultural commodities detracted from performance as poor weather in growing regions caused a rise in grain prices. The Fund finished with a net loss of 3.38%, 3.27%, 3.24%, 3.16, and 3.22% for Class A, A2, B, I, and R Units, respectively.

June

In June, several leading indicators for economic growth weakened, prompting central banks around the world to make increasingly dovish policy signals. Global bond prices rallied as a result, with yields falling in most developed markets. German 10-year Bund yields tumbled further below zero, setting an all-time record low of -0.33%. Expectations that the Fed might cut U.S. interest rates more than other countries led to a weakening of the U.S. Dollar. Despite economic risks on the horizon, equity investors were focused on the potential for more monetary stimulus and progress in U.S./China trade talks, leading to a strong rise in stock indices.

The largest contributions in June came from long positions in global bonds and stocks. These gains were somewhat offset by losses in currencies, as a rebound in the Euro hurt the Fund’s short Euro positions. Commodities were a minor detractor, as oil and other markets saw trendless, choppy moves. Overall however, the Fund benefitted from sustained, sizable trends, and finished the month with strong positive performance. The Fund finished with a net gain of 3.42%, 3.54%, 3.57%, 3.65%, and 3.59% for Class A, A2, B, I, and R Units, respectively.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at June 30, 2019 and December 31, 2018. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	June 30, 2019		December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Agricultural commodities	$1,990,808	0.75%	$2,708,629	0.95%
Currencies	9,510,939	3.60%	10,062,868	3.52
Energy	1,410,537	0.53%	3,971,984	1.39
Equity indices	14,859,656	5.62%	14,877,628	5.19
Interest rate instruments	5,000,834	1.89%	5,707,512	1.99
Metals	3,214,806	1.22%	2,574,353	0.90
Single stock futures	1,977,053	0.75%	828,662	0.29
Total	$37,964,633	14.36%	$40,731,636	14.23%

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

The following were the primary trading risk exposures of the Fund as of June 30, 2019, by market sector.

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

The following represent non-trading risk exposures of the Fund as of June 30, 2019.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at June 30, 2019 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended June 30, 2019. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended June 30, 2019 were as follows:

	April	May	June	Total
A Units
Units redeemed	(1,040.4189)	(1,058.8176)	(612.0227)	(2,711.2592)
Average net asset value per unit	$4,009.29	$3,873.82	$4,006.27	$3,955.70

A2 Units
Units redeemed	—	—	—	—
Average net asset value per unit	—	—	—	—

B Units
Units redeemed	(406.9271)	(391.8328)	(142.3430)	(941.1029)
Average net asset value per unit	$6,204.94	$6,004.20	$6,218.74	$6,123.45

I Units
Units redeemed	—	(1,689.9233)	—	(1,689.9233)
Units redeemed	—	$994.31	—	$994.31
Average net asset value per unit

R Units
Units redeemed	—	(163.2896)	(36.9600)	(200.2496)
Average net asset value per unit	—	$997.33	$1,033.13	$1,003.94

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

Dated: August 14, 2019	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kenneth E. Steben
	Name:	Kenneth E. Steben
	Title:	President, Chief Executive Officer and Director of the General Partner (Principal Executive Officer)

By:	/s/ Carl A. Serger
Name:	Carl A. Serger
Title:	Chief Financial Officer and Director of the General Partner (Principal Financial and Accounting Officer)