Form 10-Q
period 2019-09-30
FUTURES PORTFOLIO FUND L.P.
filed 2019-11-14
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

Commission file number: 000-50728

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

Organized in Maryland	IRS Employer Identification No.: 52-1627106

c/o Steben & Company LLC

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Futures Portfolio Fund, Limited Partnership

Statements of Financial Condition

September 30, 2019 (Unaudited) and December 31, 2018

	September 30, 2019 (Unaudited)	December 31, 2018
Assets
Equity in broker trading accounts
Cash	$40,909,461	$27,926,584
Net unrealized gain (loss) on open futures contracts	1,464,146	2,148,112
Net unrealized gain (loss) on open forward currency contracts	228,167	155,058
Total equity in broker trading accounts	42,601,774	30,229,754
Cash and cash equivalents	19,662,377	18,259,197
Investment in SMFSF, at fair value (cost $24,659,678 and $30,659,588)	22,982,700	27,423,206
Investments in securities, at fair value (cost $184,022,271 and $217,418,518)	185,436,402	217,055,133
General Partner 1% allocation receivable	—	165,532
Exchange membership, at fair value (cost $189,000 and $189,000)	82,750	145,500
Total assets	$270,766,003	$293,278,322

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$326,244	$369,048
Trading Advisor incentive fees payable	538,776	492,547
Commissions and other trading fees payable on open contracts	60,091	50,074
Cash Manager fees payable	45,179	55,890
General Partner management and performance fees payable	333,994	362,658
General Partner 1% allocation payable	175,181	—
Selling agent fees payable – General Partner	302,011	326,024
Broker dealer servicing fees payable – General Partner	11,721	13,539
Administrative fee payable – General Partner	64,449	67,240
Redemptions payable	2,537,859	5,057,655
Subscriptions received in advance	1,311,600	224,523
Total liabilities	5,707,105	7,019,198

Partners’ Capital (Net Asset Value)
Class A Interests – 42,983.1627 and 48,319.8508 units outstanding at September 30, 2019 and December 31, 2018, respectively	178,595,581	189,019,997
Class A2 Interests – 526.3226 and 146.5000 units outstanding at September 30, 2019 and December 31, 2018, respectively	563,035	146,018
Class A3 Interests – 38.0000 and no units outstanding at September 30, 2019 and December 31, 2018, respectively	39,533	—
Class B Interests – 10,755.6323 and 13,290.4576 units outstanding at September 30, 2019 and December 31, 2018, respectively	69,680,276	79,984,663
Class I Interests – 1,769.1082 and 3,466.2779 units outstanding at September 30, 2019 and December 31, 2018, respectively	1,903,966	3,440,608
Class R Interests – 13,258.0232 and 13,683.8897 units outstanding at September 30, 2019 and December 31, 2018, respectively	14,276,507	13,667,838
Total partners’ capital (net asset value)	265,058,898	286,259,124
Total liabilities and partners’ capital (net asset value)	$270,766,003	$293,278,322

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

September 30, 2019 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$8,000,000	10/17/19	U.S. Treasury	2.09%	$7,993,294	3.02%
6,000,000	10/31/19	U.S. Treasury	1.25%	6,028,573	2.27%
8,000,000	11/21/19	U.S. Treasury	1.92%	7,979,174	3.01%
3,000,000	11/30/19	U.S. Treasury	1.75%	3,016,237	1.14%
8,000,000	12/15/19	U.S. Treasury	1.38%	8,023,709	3.03%
8,000,000	12/26/19	U.S. Treasury	1.87%	7,965,442	3.01%
8,500,000	1/31/20	U.S. Treasury	1.38%	8,503,753	3.20%
Total U.S. Treasury securities (cost: $49,356,853)				49,510,182	18.68%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,300,000	10/16/19	Harley-Davidson Financial Services, Inc.	2.30%	1,298,673	0.49%
Banks
1,300,000	11/26/19	Credit Suisse AG, New York Branch	2.06%	1,295,753	0.49%
1,300,000	10/1/19	Mitsubishi UFJ Trust and Banking Corp. (NY Branch)	0.00%	1,300,000	0.49%
Beverages
1,500,000	10/30/19	Brown-Forman Corporation	2.05%	1,497,438	0.56%
Chemicals
1,400,000	10/10/19	DuPont de Nemours, Inc.	1.97%	1,399,233	0.53%
1,400,000	10/15/19	DuPont de Nemours, Inc.	2.07%	1,398,791	0.53%
Diversified financial services
1,400,000	11/12/19	CRC Funding, LLC	2.05%	1,396,570	0.53%
1,300,000	10/7/19	DCAT, LLC	1.80%	1,299,545	0.49%
1,500,000	10/4/19	Gotham Funding Corporation	1.59%	1,499,735	0.56%
1,500,000	12/16/19	Intercontinental Exchange, Inc.	2.09%	1,493,287	0.56%
1,400,000	11/15/19	Manhattan Asset Funding Company LLC	2.05%	1,396,325	0.53%
1,400,000	10/16/19	Regency Markets No 1 LLC	2.02%	1,398,746	0.53%
Energy
1,300,000	10/21/19	Thunder Bay Funding, LLC	1.98%	1,298,498	0.49%
1,300,000	10/28/19	CenterPoint Energy, Inc.	2.14%	1,297,836	0.49%
1,300,000	10/18/19	Consolidated Edison, Inc.	2.08%	1,298,649	0.49%
1,400,000	10/3/19	NextEra Energy Capital Holdings, Inc.	1.47%	1,399,829	0.53%
Total U.S. commercial paper (cost: $21,939,963)				21,968,908	8.29%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,400,000	11/1/19	Nationwide Building Society	2.12%	1,397,360	0.53%
1,500,000	10/17/19	Skandinaviska Enskilda Banken AB	2.09%	1,498,520	0.56%
1,300,000	12/5/19	United Overseas Bank Ltd	2.05%	1,295,118	0.48%
Diversified financial services
1,300,000	10/1/19	Anglesea Funding PLC	0.00%	1,300,000	0.49%
Energy
1,400,000	10/31/19	Engie SA	2.10%	1,397,468	0.53%
1,400,000	12/9/19	Schlumberger Investment SA	2.03%	1,394,472	0.53%
Telecommunication
1,400,000	10/8/19	Rogers Communications Inc.	1.96%	1,399,390	0.53%
1,300,000	11/20/19	Telstra Corporation Limited	2.08%	1,296,172	0.49%
Total foreign commercial paper (cost: $10,960,496)				10,978,500	4.14%
Total commercial paper (cost: $32,900,459)				32,947,408	12.43%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2019 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$4,000,000	5/1/22	Boeing Company	2.70%	4,123,828	1.56%
5,000,000	8/16/21	United Technologies Corporation	3.35%	5,132,043	1.93%
Agricultural
4,850,000	5/5/21	Altria Group, Inc.	4.75%	5,134,510	1.93%
Banks
4,250,000	1/10/20	Citigroup Inc.	3.13%	4,286,734	1.62%
4,000,000	10/29/20	JPMorgan Chase & Co.	2.55%	4,063,663	1.53%
3,000,000	10/29/20	JPMorgan Chase & Co.	3.46%	3,047,305	1.15%
4,000,000	5/17/22	SunTrust Bank	2.80%	4,114,021	1.55%
4,750,000	1/15/21	Wells Fargo Bank, National Association	2.60%	4,811,027	1.82%
Energy
4,850,000	2/15/21	Enterprise Products Operating LLC	2.80%	4,913,912	1.85%
Food
3,000,000	4/16/21	General Mills, Inc.	3.20%	3,088,118	1.17%
Healthcare
5,000,000	9/17/21	Cigna Corporation	3.40%	5,109,266	1.93%
3,000,000	6/1/21	CVS Health Corporation	2.13%	3,017,902	1.14%
Media
4,000,000	4/1/21	NBCUniversal Media, LLC	4.38%	4,229,044	1.60%
Pharmaceutical
4,200,000	5/11/20	Amgen Inc.	2.63%	4,222,244	1.59%
3,500,000	6/25/21	Bayer US Finance II LLC	2.74%	3,502,951	1.32%
4,000,000	5/16/22	Bristol-Myers Squibb Company	2.60%	4,104,992	1.55%
Software
3,500,000	10/8/19	Oracle Corporation	2.25%	3,537,973	1.33%
Telecommunications
4,000,000	2/9/22	Apple Inc.	2.50%	4,074,038	1.54%
Total U.S. corporate notes (cost: $73,508,836)				74,513,571	28.11%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$5,500,000	3/2/20	Danske Bank A/S	2.20%	5,507,531	2.08%
Energy
2,500,000	5/11/20	Shell International Finance B.V.	2.13%	2,524,030	0.95%
Insurance
4,000,000	9/20/21	AIA Group Limited	2.68%	4,003,143	1.51%
Manufacturing
3,500,000	11/15/20	GE Capital International Funding Company	2.34%	3,521,254	1.33%
Pharmaceuticals
2,250,000	3/12/20	Allergan Funding SCS	3.39%	2,262,495	0.85%
Total foreign corporate notes (cost: $17,652,263)				17,818,453	6.72%
Total corporate notes (cost: $91,161,099)				92,332,024	34.83%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2019 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$900,000	2/18/22	Americredit Automobile Receivables Trust 2017-1	2.30%	900,841	0.34%
612,593	7/18/22	Americredit Automobile Receivables Trust 2017-4	2.04%	612,628	0.23%
388,643	1/18/22	Americredit Automobile Receivables Trust 2018-3	3.11%	390,320	0.15%
300,000	9/19/22	Americredit Automobile Receivables Trust 2019-2	2.43%	300,915	0.11%
772,000	7/20/21	BMW Vehicle Lease Trust 2018-1	3.26%	781,763	0.29%
425,762	2/22/21	Capital Auto Receivables Asset Trust 2018-2	3.02%	426,872	0.16%
400,000	7/15/22	Carmax Auto Owner Trust 2016-4	2.26%	400,741	0.15%
700,000	4/15/26	Ford Credit Auto Owner Trust 2014-REV2	2.31%	700,755	0.26%
304,747	9/21/20	GM Financial Automobile Leasing Trust 2018-3	2.89%	305,273	0.12%
100,000	6/21/21	GM Financial Automobile Leasing Trust 2018-3	3.18%	100,831	0.04%
162,022	5/17/21	GM Financial Consumer Automobile Receivables Trust 2018-2	2.55%	162,296	0.06%
84,593	2/16/21	Mercedes- Benz Auto Lease Trust 2018-A	2.41%	84,741	0.03%
533,575	5/16/22	Santander Drive Auto Receivables Trust 2017-1	2.58%	534,318	0.20%
500,000	4/20/22	Santander Retail Auto Lease Trust 2019-B	2.29%	501,410	0.19%
7,201	12/20/19	Tesla Auto Lease Trust 2018-A	2.32%	7,206	0.00%
Credit card
400,000	7/15/20	Barclays Dryrock Issuance Trust, Series 2017-2	2.33%	400,709	0.15%
400,000	8/17/20	Discover Card Execution Note Trust	1.88%	399,904	0.15%
Equipment
231,075	10/22/20	Dell Equipment Finance Trust 2018-1	2.35%	231,228	0.09%
500,000	5/20/22	DLL 2019-2 LLC	2.27%	500,239	0.19%
525,000	6/15/21	GreatAmerica Leasing Receivables Funding LLC, Series 2019-1	2.97%	527,716	0.20%
830,000	1/10/22	MMAF Equipment Finance LLC Series 2019-A	2.84%	836,102	0.32%
Other
334,112	12/20/20	Verizon Owner Trust 2017-2	1.92%	334,008	0.13%
1,175,000	4/20/22	Verizon Owner Trust 2017-3	2.06%	1,175,172	0.45%
Student loans
30,705	11/25/27	SLM Student Loan Trust 2011-2	2.62%	30,800	0.01%
Total U.S. asset backed securities (cost: $10,603,860)				10,646,788	4.02%
Total investments in securities (cost: $184,022,271)				$185,436,402	69.96%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$13,155	0.00%
		Currencies		(38,970)	(0.01)%
		Energy		(554,480)	(0.21)%
		Equity indices		(469,224)	(0.18)%
		Interest rate instruments		(506,409)	(0.19)%
		Metals		702,637	0.27%
		Single stock futures		3,099	0.00%
Net unrealized gain (loss) on open long U.S. futures contracts				(850,192)	(0.32)%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2019 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Short U.S. Futures Contracts
Agricultural commodities	(747,046)	(0.28)%
Currencies	1,430,230	0.53%
Energy	663,151	0.25%
Equity indices	251,943	0.10%
Interest rate instruments	263,423	0.10%
Metals	(567,400)	(0.21)%
Single stock futures	46,730	0.02%
Net unrealized gain (loss) on open short U.S. futures contracts	1,341,031	0.51%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	490,839	0.19%

Long Foreign Futures Contracts
Agricultural commodities	34,455	0.01%
Currencies	200,845	0.08%
Energy	(76,575)	(0.03)%
Equity indices	520,671	0.20%
Interest rate instruments	231,167	0.09%
Metals	5,265	0.00%
Single stock futures	1,488	0.00%
Net unrealized gain (loss) on open long foreign futures contracts	917,316	0.35%

Short Foreign Futures Contracts
Agricultural commodities	(22,528)	(0.01)%
Currencies	56,932	0.02%
Energy	215,630	0.09%
Equity indices	(43,396)	(0.02)%
Interest rate instruments	(150,698)	(0.06)%
Metals	51	0.00%
Net unrealized gain (loss) on open short foreign futures contracts	55,991	0.02%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	973,307	0.37%

Net unrealized gain (loss) on open futures contracts	$1,464,146	0.56%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$(978,344)	(0.37)%
Short	782,686	0.30%
Net unrealized gain (loss) on open U.S. forward currency contracts	(195,658)	(0.07)%

Foreign Forward Currency Contracts
Long	153,129	0.06%
Short	270,696	0.10%
Net unrealized gain (loss) on open foreign forward currency contracts	423,825	0.16%

Net unrealized gain (loss) on open forward currency contracts	$228,167	0.09%

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

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2018

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,300,000	1/8/19	Magna International Inc.	3.02%	$1,299,242	0.45%
Banks
1,200,000	2/5/19	Sumitomo Mitsui Banking Corporation	2.67%	1,196,908	0.42%
Chemicals
1,100,000	1/7/19	Nutrien Ltd.	2.69%	1,099,511	0.38%
Diversified financial services
1,200,000	1/2/19	Anglesea Funding Plc	2.56%	1,199,915	0.42%
800,000	1/14/19	Ontario Teachers’ Finance Trust	2.53%	799,275	0.28%
Engineering
1,500,000	1/22/19	La Compagnie De Telephone Bell Du Canada Ou Bell Ca.	2.77%	1,497,594	0.53%
Total foreign commercial paper (cost: $7,073,489)				7,092,445	2.48%
Total commercial paper (cost: $37,358,676)				37,438,570	13.08%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$5,000,000	8/16/21	United Technologies Corporation	3.35%	5,049,063	1.77%
Agriculture
4,850,000	5/5/21	Altria Group, Inc.	4.75%	4,992,536	1.74%
Banks
4,250,000	1/10/20	Citigroup Inc.	3.20%	4,287,007	1.50%
5,000,000	10/29/20	JPMorgan Chase & Co.	2.55%	4,965,408	1.73%
3,000,000	10/29/20	JPMorgan Chase & Co.	3.71%	3,047,949	1.06%
4,750,000	1/15/21	Wells Fargo Bank, National Association	2.60%	4,747,762	1.66%
Beverages
1,954,000	2/1/21	Anheuser-Busch InBev Finance Inc.	2.65%	1,942,162	0.68%
Diversified financial services
2,600,000	2/15/19	Goldman Sachs Group, Inc.	7.50%	2,686,173	0.94%
2,250,000	4/25/19	Goldman Sachs Group, Inc.	3.53%	2,268,737	0.79%
3,000,000	2/1/19	Morgan Stanley	2.45%	3,029,155	1.06%
Energy
4,850,000	2/15/21	Enterprise Products Operating LLC	2.80%	4,847,904	1.69%
Food
3,000,000	4/16/21	General Mills, Inc.	3.20%	3,004,190	1.05%
Healthcare
3,000,000	6/1/21	CVS Health Corporation	2.13%	2,907,453	1.02%
5,000,000	9/17/21	Halfmoon Parent, Inc.	3.40%	5,037,511	1.77%
Media
3,000,000	9/20/19	Discovery Communications, LLC	3.50%	3,000,982	1.05%
Pharmaceuticals
4,200,000	5/11/20	Amgen Inc.	3.06%	4,212,691	1.47%
3,500,000	6/25/21	Bayer US Finance II LLC	3.45%	3,455,729	1.21%
Software
3,500,000	10/8/19	Oracle Corporation	2.25%	3,501,671	1.22%
Telecommunications
3,000,000	2/22/19	Apple Inc.	3.50%	3,014,395	1.05%
2,500,000	9/20/19	Cisco Systems, Inc.	3.13%	2,503,085	0.87%
Total U.S. corporate notes (cost: $72,986,920)				72,501,563	25.33%

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

Futures Portfolio Fund, Limited Partnership

Statements of Operations

For the Three and Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on:
Futures and forward contracts	$18,591,663	$1,993,988	$26,051,728	$7,433,694
Investments in SMFSF	(118,449)	(108,152)	(600,755)	50,355
Investments in securities	75,948	(197,105)	(225,739)	12,229
Net change in unrealized gain (loss) on:
Futures and forward contracts	(5,966,945)	2,665,912	(727,294)	(642,185)
Investments in SMFSF	1,085,884	678,607	2,160,249	(1,276,876)
Investments in securities	52,659	154,429	1,662,079	(369,520)
Exchange membership	(29,250)	(44,500)	(62,750)	(81,500)
Brokerage commissions and trading expenses	(758,792)	(1,044,027)	(2,350,535)	(3,268,371)
Net realized and changed in unrealized gain (loss) on investments	12,932,718	4,099,152	25,906,983	1,857,828

Net investment income (loss)
Income
Interest income (loss)	1,436,021	1,546,031	4,536,471	4,232,665

Expenses
Trading Advisor management fee	1,094,171	1,211,614	3,239,184	3,806,949
Trading Advisor incentive fee	538,775	325,613	2,995,000	458,847
Cash manager fees	49,438	61,891	153,110	182,527
General Partner management and performance fees	1,027,479	1,187,700	3,076,111	3,737,716
Selling agent fees – General Partner	923,908	1,063,991	2,746,080	3,360,170
Broker dealer servicing fees – General Partner	36,682	44,330	112,302	139,856
General Partner 1% allocation	104,951	15,187	175,181	(63,230)
Administrative expenses – General Partner	203,210	231,314	603,569	727,416
Total expenses	3,978,614	4,141,639	13,100,537	12,350,251
Net investment income (loss)	(2,542,593)	(2,595,608)	(8,564,066)	(8,117,586)
Net income (loss)	$10,390,125	$1,503,544	$17,342,917	$(6,259,760)

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Operations (continued)

For the Three and Nine Months Ended September 30, 2019 and 2018 (unaudited)

	Three Months Ended September 30, 2019
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$148.74	$41.87	$40.35	$259.75	$45.58	$43.69
Net income (loss) per unit†	$152.16	$38.45	$40.35	$276.40	$45.58	$44.14

Weighted average number of units outstanding	43,622.9499	480.3860	38.0000	11,087.6943	1,769.1082	13,299.5886

	Three Months Ended September 30, 2018
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$13.17	—	—	$47.72	$10.37	$8.42
Net income (loss) per unit†	$13.00	—	—	$47.74	$10.37	$8.46

Weighted average number of units outstanding	52,086.2201	—	—	14,217.0063	3,466.2779	13,223.7049

	Nine Months Ended September 30, 2019
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$243.16	$73.04	$40.35	$460.29	$83.64	$77.99
Net income (loss) per unit†	$237.14	$116.26	$40.35	$450.77	$58.27	$78.22

Weighted average number of units outstanding	45,199.0588	307.2096	38.0000	11,950.9502	2,591.5273	13,413.4574

	Nine Months Ended September 30, 2018
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(96.11)	—	—	$(62.72)	$(2.64)	$(8.86)
Net income (loss) per unit†	$(98.94)	—	—	$(52.51)	$(2.65)	$(6.03)

Weighted average number of units outstanding	54,483.8423	—	—	14,898.0888	3,466.2779	12,857.6758

† (based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	2019	2018
Cash flows from operating activities
Net income (loss)	$17,342,917	$(6,259,760)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures and forwards trading	610,857	1,134,685
Net realized and change in unrealized (gain) loss on SMFSF and securities	(2,995,834)	1,583,812
Purchases of securities	(422,890,452)	(433,829,676)
Proceeds from disposition of SMFSF and securities	461,945,527	449,354,416
Changes in
Exchange membership	62,750	81,500
Trading Advisor management fee payable	(42,807)	(77,172)
Trading Advisor incentive fee payable	46,229	(973,162)
Commissions and other trading fees payable on open contracts	10,017	(7,818)
Cash Manager fees payable	(10,711)	(18,756)
General Partner management and performance fees payable	(28,664)	(70,272)
General Partner 1% allocation receivable/payable	340,713	(91,986)
Selling agent fees payable – General Partner	(24,013)	(68,250)
Broker dealer servicing fees payable – General Partner	(1,818)	(2,732)
Administrative fee payable – General Partner	(2,791)	(10,803)
Net cash provided by (used in) operating activities	54,361,920	10,744,026

Cash flows from financing activities
Subscriptions	9,639,833	4,978,674
Subscriptions received in advance	1,311,600	537,959
Redemptions	(50,927,296)	(54,959,547)
Net cash provided by (used in) financing activities	(39,975,863)	(49,442,914)

Net increase (decrease) in cash and cash equivalents	14,386,057	(38,698,888)
Cash and cash equivalents, beginning of period	46,185,781	90,141,061
Cash and cash equivalents, end of period	$60,571,838	$51,442,173

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$40,909,461	$38,191,061
Cash and cash equivalents not in broker trading accounts	19,662,377	13,251,112
Total end of period cash and cash equivalents	$60,571,838	$51,442,173

Supplemental disclosure of cash flow information
Prior period redemptions paid	$5,057,655	$18,217,216
Prior period subscriptions received in advance	$224,523	$2,687,191

Supplemental schedule of non-cash financing activities
Redemptions payable	$2,537,859	$14,901,008

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

	Class A	Class A2	Class A3	Class B	Class I	Class R	Total
2019
Balance at December 31, 2018	$189,019,997	$146,018	$—	$79,984,663	$3,440,608	$13,667,838	$286,259,124
Net income (loss)	2,043,816	6,575	—	1,155,708	65,428	237,065	3,508,592
Subscriptions	2,091,523	87,300	—	70,000	—	210,000	2,458,823
Redemptions	(12,881,564)	—	—	(5,539,868)	(257,330)	(692,418)	(19,371,180)
Transfers	(169,415)	—	—	169,415	—	—	—
Balance at March 31, 2019	180,104,357	239,893	—	75,839,918	3,248,706	13,422,485	272,855,359
Net income (loss)	2,036,793	10,669	—	1,166,729	4,936	225,073	3,444,200
Subscriptions	5,709,533	196,000	—	—	250,000	360,000	6,515,533
Redemptions	(10,724,938)	—	—	(5,762,795)	(1,680,312)	(201,037)	(18,369,082)
Transfers	—	—	—	—	—	—	—
Balance at June 30, 2019	177,125,745	446,562	—	71,243,852	1,823,330	13,806,521	264,446,010
Net income (loss)	6,637,776	18,473	1,533	3,064,683	80,636	587,025	10,390,125
Subscriptions	400,000	98,000	38,000	304,000	—	50,000	890,000
Redemptions	(5,363,506)	—	—	(5,136,693)	—	(167,039)	(10,667,237)
Transfers	(204,434)	—	—	204,434	—	—	—
Balance at September 30, 2019	$178,595,581	$563,035	$39,533	$69,680,276	$1,903,966	$14,276,507	$265,058,898

2018
Balance at December 31, 2017	$240,860,323	$—	$—	$100,657,081	$3,547,299	$12,470,722	$357,535,425
Net income (loss)	(7,946,101)	—	—	(2,661,301)	(98,643)	(368,589)	(11,074,634)
Subscriptions	631,000	—	—	803,000	—	1,060,000	2,494,000
Redemptions	(10,348,464)	—	—	(6,445,115)	—	(135,479)	(16,929,058)
Transfers	—	—	—	—	—	—	—
Balance at March 31, 2018	223,196,758	—	—	92,353,665	3,448,656	13,026,654	32,025,733
Net income (loss)	1,878,481	—	—	1,200,166	53,530	179,155	3,311,332
Subscriptions	563,808	—	—	724,300	—	550,000	1,838,108
Redemptions	(8,509,809)	—	—	(6,350,110)	—	(155,561)	(15,015,479)
Transfers	(1,560,796)	—	—	1,560,796	—	—	—
Balance at June 30, 2018	215,568,443	—	—	89,488,818	3,502,186	13,600,247	322,159,694
Net income (loss)	676,964	—	—	678,782	35,942	111,854	1,503,542
Subscriptions	721,566	—	—	50,000	—	162,000	933,566
Redemptions	(9,711,437)	—	—	(4,691,744)	—	(271,042)	(14,674,223)
Transfers	(690,183)	—	—	690,183	—	—	—
Balance at September 30, 2018	$206,565,353	$—	$—	$86,216,039	$3,538,128	$13,603,059	$309,922,579

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Nine Months Ended September 30, 2019 and 2018

(Unaudited)

Units

	Class A	Class A2	Class A3	Class B	Class I	Class R
2019
Balance at December 31, 2018	48,319.8508	146.5000	—	13,290.4576	3,466.2779	13,683.8897
Subscriptions	551.5426	90.5174	—	12.0124	—	217.0747
Redemptions	(3,329.8411)	—	—	(934.0369)	(254.4114)	(687.1682)
Transfers	(44.7181)	—	—	28.9854	—	—
Balance at March 31, 2019	45,496.8342	237.0174	—	12,397.4185	3,211.8665	13,213.7962
Subscriptions	1,426.5866	197.4320	—	—	247.1650	350.1878
Redemptions	(2,711.2592)	—	—	(941.1029)	(1,689.9233)	(200.2495)
Transfers	—	—	—	—	—	—
Balance at June 30, 2019	44,212.1616	434.4494	—	11,456.3155	1,769.1082	13,363.7345
Subscriptions	99.8436	91.8732	38.0000	46.5450	—	45.1612
Redemptions	(1,279.6242)	—	—	(778.8515)	—	(150.8724)
Transfers	(49.2183)	—	—	31.6233	—	—
Balance at September 30, 2019	42,983.1627	526.3226	38.0000	10,755.6323	1,769.1082	13,258.0233

2018
Balance at December 31, 2017	58,081.8421	—	—	16,061.6377	3,466.2779	12,013.6394
Subscriptions	152.6465	—	—	130.1735	—	1,055.0794
Redemptions	(2,486.2985)	—	—	(995.8273)	—	(134.8093)
Transfers	—	—	—	—	—	—
Balance at March 31, 2018	55,748.1901	—	—	15,195.9839	3,466.2779	12,933.9095
Subscriptions	140.3344	—	—	118.6279	—	542.0899
Redemptions	(2,110.1680)	—	—	(1,033.9500)	—	(152.4348)
Transfers	(388.4804)	—	—	255.0193	—	—
Balance at June 30, 2018	53,389.8761	—	—	14,535.6811	3,466.2779	13,323.5646
Subscriptions	178.4499	—	—	8.1215	—	160.5552
Redemptions	(2,402.6194)	—	—	(759.9275)	—	(266.8424)
Transfers	(171.9332)	—	—	112.5066	—	—
Balance at September 30, 2018	50,993.7734	—	—	13,896.3817	3,466.2779	13,217.2774

Net Asset Value per Unit

	Class A	Class A2	Class A3	Class B	Class I	Class R

September 30, 2019	$4,155.01	$1,069.75	$1,040.35	$6,478.49	$1,076.23	$1,076.82
December 31, 2018	3,911.85	996.71	—	6,018.20	992.59	998.83
September 30, 2018	4,050.80	—	—	6,204.21	1,020.73	1,029.19
December 31, 2017	4,146.91	—	—	6,266.93	1,023.37	1,038.05

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

Steben & Company LLC (“General Partner”), is the general partner of the Fund and a Maryland corporation registered with the CFTC as a commodity pool operator and a commodities introducing broker, and is also registered with the SEC as a registered investment advisor and a broker dealer.  The General Partner is a member of the NFA and FINRA. The General Partner manages all aspects of the Fund’s business and serves as one of the Fund’s selling agents.  On October 31, 2019, Octavus Group, LLC acquired all of the stock of the General Partner.  Octavus Group is the parent company of LoCorr Fund Management LLC, which serves as the investment advisor to multiple alternative investment mutual funds.  LoCorr Fund Management LLC operates alternative investment funds with a low correlation to traditional asset classes.

The six classes of Units in the Fund differ only in the fees applicable to each class, as described below:

●	Class A Units are subject to a 2% per annum selling agent fee.

●	Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee.

●	Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee.

●	Class B Units are subject to a 0.2% per annum broker dealer servicing fee.

●

Class I Units are subject to higher minimum investments requirements and lower General Partner management fees (0.75% per annum instead of 1.50% per annum) as well as a General Partner performance fee (7.5% of new profits, described more fully in Footnote 4).

●	Class R Units do not pay selling compensation or servicing fees to selling agents, and are generally intended for clients of registered investment advisors.

At September 30, 2019, the Fund owned approximately $23 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFSF”), which represents approximately 33% of that fund.  SMFSF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Funds (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end investment company.  SMFSF issues four classes of shares:  Class A, C, I and N.  The General Partner serves as the investment manager of SMFSF.  SMFSF has a similar investment strategy to the Fund, using commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy.  For the period ended September 30, 2019 and year ended December 31, 2018, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns.  The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses.  The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year.  Management has determined there are no material uncertain income tax positions through September 30, 2019.  With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2016.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At September 30, 2019

	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$1,464,146	$--	$1,464,146
Net unrealized gain (loss) on open forward currency contracts*	—	228,167	228,167
Cash and cash equivalents:
Money market fund	32,438,019	—	32,438,019
Investment in SMFSF	22,982,700	—	22,982,700
Investments in securities:
U.S. Treasury securities*	49,510,182	—	49,510,182
Asset backed securities*	—	10,646,788	10,646,788
Commercial paper*	—	32,947,408	32,947,408
Corporate notes*	—	92,332,024	92,332,024
Exchange membership	—	82,750	82,750
Total	$106,395,047	$136,237,137	$242,632,184

*See the condensed schedule of investments for further description.

At December 31, 2018

	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$2,148,112	$--	$2,148,112
Net unrealized gain (loss) on open forward currency contracts*	—	155,058	155,058
Cash and cash equivalents:
Money market fund	14,836,223	—	14,836,223
Investment in SMFSF	27,423,206	—	27,423,206
Investments in securities:
U.S. Treasury securities*	67,375,307	—	67,375,307
Asset backed securities*	—	11,694,238	11,694,238
Commercial paper*	—	37,438,570	37,438,570
Corporate notes*	—	100,547,018	100,547,018
Exchange membership	—	145,500	145,500
Total	$111,782,848	$149,980,384	$261,763,232

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at September 30, 2019 and December 31, 2018, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments.  At September 30, 2019, the Fund’s derivative contracts had the following impact on the statements of financial condition:

At September 30, 2019	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$450,203	$(1,172,167)	$(721,964)
Currencies	1,937,930	(288,893)	1,649,037
Energy	960,991	(713,265)	247,726
Equity indices	1,154,754	(894,760)	259,994
Interest rate instruments	2,975,672	(3,138,189)	(162,517)
Metals	7,617,988	(7,477,435)	140,553
Single stock futures	142,953	(91,636)	51,317
Net unrealized gain (loss) on open futures contracts	$15,240,491	$(13,776,345)	$1,464,146

Net unrealized gain (loss) on open forward currency contracts	$1,998,067	$(1,769,900)	$228,167

At September 30, 2019, there were 28,578 open futures contracts and 5,058 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at September 30, 2019 were:

	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank AG	$(400,815)	$--	$--	$(400,815)
Deutsche Bank Securities, Inc.	900,635	—	—	900,635
JP Morgan Securities, LLC	652,697	—	—	652,697
R.J. O’Brien & Associates LLC	90,133	—	—	90,133
SG Americas Securities, LLC	6,563,739	—	—	6,563,739
Société Générale International Limited	(263,568)	—	—	(263,568)
Total	$7,542,821	$--	$--	$7,542,821

For the three and nine months ended September 30, 2019, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$377,542	$(622,043)	$(15,425)	$(1,597,814)
Currencies	2,006,662	1,915,448	826,758	1,861,806
Energy	(2,995,509)	(116,616)	(8,260,440)	(315,756)
Equity indices	1,263,255	(734,746)	(3,136,067)	628,596
Interest rate instruments	14,826,683	(6,723,644)	34,654,393	(1,877,967)
Metals	1,117,007	(509,465)	190,644	581,100
Single stock futures	(145,401)	48,008	(78,139)	36,069
Total futures contracts	16,450,239	(6,743,058)	23,821,724	(683,966)

Forward currency contracts	2,285,841	892,550	2,311,516	73,109

Total futures and forward contracts	$18,736,080	$(5,850,508)	$26,133,240	$(610,857)

For the three months ended September 30, 2019, the number of futures contracts closed was 304,202 and the number of forward currency contracts closed was 212,450.  For the nine months ended September 30, 2019, the number of futures contracts closed was 988,220 and the number of forward currency contracts closed was 781,689.

At December 31, 2018, the Fund’s derivative contracts had the following impact on the statements of financial condition:

At December 31, 2018	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,218,664	$(342,814)	$875,850
Currencies	760,876	(973,645)	(212,769)
Energy	2,141,913	(1,578,431)	563,482
Equity indices	2,064,863	(2,433,465)	(368,602)
Interest rate instruments	3,725,805	(2,010,355)	1,715,450
Metals	8,434,167	(8,874,714)	(440,547)
Single stock futures	81,038	(65,790)	15,248
Net unrealized gain (loss) on open futures contracts	$18,427,326	$(16,279,214)	$2,148,112

Net unrealized gain (loss) on open forward currency contracts	$2,315,077	$(2,160,019)	$155,058

At December 31, 2018, there were 26,433 open futures contracts and 2,198 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2018 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank AG	$(125,958)	$—	$—	$(125,958)
Deutsche Bank Securities, Inc.	(204,863)	—	—	(204,863)
JP Morgan Securities, LLC	(208,608)	—	—	(208,608)
SG Americas Securities, LLC	2,561,583	—	—	2,561,583
Société Générale International Limited	281,016	—	—	281,016
Total	$2,303,170	$—	$—	$2,303,170

For the three and nine months ended September 30, 2018, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended September 30, 2018		Nine Months Ended September 30, 2018
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$756,935	$612,052	$(304,119)	$529,228
Currencies	1,195,312	549,985	(764,125)	864,194
Energy	985,165	(159,952)	11,119,956	(536,160)
Equity indices	(1,599,731)	4,196,850	(1,814,177)	772,271
Interest rate instruments	(1,692,158)	(1,989,382)	(3,103,744)	2,117,420
Metals	2,497,577	382,903	2,706,165	(2,196,161)
Single stock futures	239,497	302,037	1,031,980	49,594
Total futures contracts	$2,382,597	$3,894,493	$8,871,936	$1,600,386

Forward currency contracts	(251,668)	(1,228,581)	(1,138,233)	(2,735,071)

Total futures and forward contracts	$2,130,929	$2,665,912	$7,733,703	$(1,134,685)

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

At September 30, 2019 and December 31, 2018, the majority shareholder of the General Partner had an investment balance of $266,006 and $252,527, respectively.

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

Principal Global Investors, LLC serves as the cash manager for the Fund.  The Fund incurs monthly fees, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.11% and 0.10% of the investments in securities and certificates of deposit as of the period ended September 30, 2019 and 2018, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund maintains assets, including cash, equity in futures and forward currency contracts, and investments in securities, with brokers, subject to CFTC regulations and various exchange and broker requirements.  At September 30, 2019 and December 31, 2018, the Fund had assets totaling $66,539,681 and $60,138,342, respectively, with brokers and margin deposit requirements of $43,933,328 and $38,554,368, respectively.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at September 30, 2019.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$49,510,182	$21,968,908	$74,513,571	$10,646,788	$156,639,449	59.08%
Denmark	—	—	5,507,531	—	5,507,531	2.08%
Ireland	—	1,300,000	3,521,254	—	4,821,254	1.82%
Hong Kong	—	—	4,003,143	—	4,003,143	1.51%
Luxumbourg	—	1,394,472	2,262,495	—	3,656,967	1.38%
Netherlands	—	—	2,524,030	—	2,524,030	0.95%
Sweden	—	1,498,520	—	—	1,498,520	0.57%
Canada	—	1,399,390	—	—	1,399,390	0.53%
France	—	1,397,468	—	—	1,397,468	0.53%
United Kingdom	—	1,397,360	—	—	1,397,360	0.53%
Finland	—	1,296,172	—	—	1,296,172	0.49%
Singapore	—	1,295,118	—	—	1,295,118	0.49%
Total	$49,510,182	$32,947,408	$92,332,024	$10,646,788	$185,436,402	69.96%

The following table presents the exposure at December 31, 2018.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$67,375,307	$30,346,125	$72,501,563	$11,694,238	$181,917,233	63.55%
Netherlands	—	—	7,501,101	—	7,501,101	2.62%
United Kingdom	—	—	5,488,176	—	5,488,176	1.92%
Denmark	—	—	5,421,142	—	5,421,142	1.89%
Canada	—	4,695,622	—	—	4,695,622	1.64%
Ireland	—	1,199,915	3,388,044	—	4,587,959	1.60%
Hong Kong	—	—	3,985,136	—	3,985,136	1.39%
Luxumbourg	—	—	2,261,856	—	2,261,856	0.79%
Japan	—	1,196,908	—	—	1,196,908	0.42%
Total	$67,375,307	$37,438,570	$100,547,018	$11,694,238	$217,055,133	75.82%

9.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at September 30, 2019, the statements of operations for the three and six months ended September 30, 2019 and 2018, the statements of cash flows and statement of changes in partners’ capital (net asset value) for the nine months ended September 30, 2019 and 2018, and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at September 30, 2019, results of operations, cash flows and changes in partners’ capital (net asset value) for the three and nine months ended September 30, 2019  and 2018.  The results of operations for the three and nine months ended September 30, 2019 and 2018 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three and nine months ended September 30, 2019 and 2018, assuming the unit was outstanding throughout the entire period:

	Three Months Ended September 30, 2019
	Class A	Class A2†	Class A3††	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,006.27	$1,027.88	$1,000.00	$6,218.74	$1,030.65	$1,033.13

Net realized and change in unrealized gain (loss) on investments (1)	194.04	49.61	48.28	302.32	49.73	49.93
Net investment income (loss) (1)	(45.30)	(7.74)	(7.93)	(42.57)	(4.15)	(6.24)
Total income (loss) from operations	148.74	41.87	40.35	259.75	45.58	43.69

Net asset value per unit, end of period	$4,155.01	$1,069.75	$1,040.35	$6,478.49	$1,076.23	$1,076.82

Total return (4)	3.71%	4.07%	4.03%	4.18%	4.42%	4.23%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	6.35%	4.93%	5.02%	4.61%	3.49%	4.28%
General Partner 1% allocation	0.04%	0.04%	0.04%	0.04%	0.04%	0.04%
Net total expenses	6.39%	4.97%	5.06%	4.65%	3.53%	4.32%

Net investment income (loss) (2) (3) (5)	(4.22)%	(2.75)%	(2.90)%	(2.47)%	(1.38)%	(2.16)%

	Three Months Ended September 30, 2018
	Class A	Class A2†	Class A3††	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,037.63	—	—	$6,156.49	$1,010.36	$1,020.77

Net realized and change in unrealized gain (loss) on investments (1)	52.70	—	—	80.26	13.13	13.28
Net investment income (loss) (1)	(39.53)	—	—	(32.54)	(2.76)	(4.86)
Total income (loss) from operations	13.17	—	—	47.72	10.37	8.42

Net asset value per unit, end of period	$4,050.80	—	—	$6,204.21	$1,020.73	$1,029.19

Total return (4)	0.33%	—	—	0.78%	1.03%	0.82%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	5.86%	—	—	4.04%	2.99%	3.82%
General Partner 1% allocation	0.00%	—	—	0.01%	0.01%	0.01%
Net total expenses	5.86%	—	—	4.05%	3.00%	3.83%

Net investment income (loss) (2) (3) (5)	(3.90)%	—	—	(2.08)%	(1.05)%	(1.86)%

	Nine Months Ended September 30, 2019
	Class A	Class A2†	Class A3††	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$3,911.85	$996.71	$1,000.00	$6,018.20	$992.59	$998.83

Net realized and change in unrealized gain (loss) on investments (1)	387.80	101.59	48.28	601.43	99.12	99.66
Net investment income (loss) (1)	(144.64)	(28.55)	(7.93)	(141.14)	(15.48)	(21.67)
Total income (loss) from operations	243.16	73.04	40.35	460.29	83.64	77.99

Net asset value per unit, end of period	$4,155.01	$1,069.75	$1,040.35	$6,478.49	$1,076.23	$1,076.82

Total return (4)	6.22%	7.33%	4.03%	7.65%	8.43%	7.81%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	6.99%	5.80%	1.67%	5.19%	4.29%	4.93%
General Partner 1% allocation	0.06%	0.11%	0.04%	0.07%	0.06%	0.08%
Net total expenses	7.05%	5.91%	1.71%	5.26%	4.35%	5.01%

Net investment income (loss) (2) (3) (5)	(4.76)%	(3.51)%	(0.97)%	(2.95)%	(1.96)%	(2.71)%

	Nine Months Ended September 30, 2018
	Class A	Class A2†	Class A3††	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,146.91	—	—	$6,266.93	$1,023.37	$1,038.05

Net realized and change in unrealized gain (loss) on investments (1)	22.39	—	—	34.43	5.42	5.62
Net investment income (loss) (1)	(118.50)	—	—	(97.15)	(8.06)	(14.48)
Total income (loss) from operations	(96.11)	—	—	(62.72)	(2.64)	(8.86)

Net asset value per unit, end of period	$4,050.80	—	—	$6,204.21	$1,020.73	$1,029.19

Total return (4)	(2.32)%	—	—	(1.00)%	(0.26)%	(0.85)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	5.61%	—	—	3.81%	2.76%	3.61%
General Partner 1% allocation	(0.02)%	—	—	(0.01)%	0.00%	(0.01)%
Net total expenses	5.59%	—	—	3.80%	2.76%	3.60%

Net investment income (loss) (2) (3) (5)	(3.91)%	—	—	(2.10)%	(1.06)%	(1.89)%

Total returns are calculated based on the change in value of a Class A, A2, A3, B, I or R Unit during the period.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

† Class A2 Units were introduced in December 2018.

†† Class A3 Units were introduced in July 2019.

(1) The net investment income (loss) per unit is calculated by dividing the net investment income (loss) by the average number of Class A, A2, A3, B, I or R Units outstanding during the period.  Net realized and change in unrealized gain (loss) on investments is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information.  Such balancing amount may differ from the calculation of net realized and change in unrealized gain (loss) on investment per unit due to the timing of investment gains and losses during the period relative to the number of units outstanding.

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

(3)  Ratios have been annualized.

(4) Ratios have not been annualized.

(5) Ratio excludes General Partner 1% allocation.

12. Subsequent Events

Subsequent to September 30, 2019, there were $1,769,600 of contributions and an estimated $2,453,843 of redemptions from the Fund.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of September 30, 2019 were as follows:

Sector	Risk Allocation	Net Position
Agriculture	8%	Short
Energy	8%	Short
Metals	8%	Short base metals, long precious metals
Currencies	24%	Long USD
Equity indices	27%	Long
Interest rates	25%	Long

The dominant strategy employed by the Fund’s trading advisors is trend-following.  As such, the largest positions tend to reflect the strongest current market trends.  At the end of September, 2019, the Fund had was positioned long bonds, long stocks, and long the US Dollar, particularly against the Euro.  In commodity markets, positions were modestly sized.  The Fund was short in agricultural futures, short in energy, short in base metals and long in precious metals.  These positions can and do evolve over time depending on prevailing market trends and managers’ trading signals.

Results of Operations

The returns for each Class of Units for the nine months ended September, 2019 and 2018 were:

Class of Units	2019	2018
Class A	6.22%	-2.32%
Class A2	7.33%	—
Class A3	4.03%	—
Class B	7.65%	-1.00%
Class I	8.43%	-0.26%
Class R	7.81%	-0.85%

Class A2 and A3 units did not begin reflecting a return until December 1, 2018 and July 1, 2019, respectively.  Results from past periods are not necessarily indicative of results that may be expected for any future period.  Monthly analysis of the trading gains and losses is provided below.

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

July

In July, financial markets focused their attention on anticipated central bank action. In Europe, investors expected further easing from both the European Central Bank and the Bank of England in response to weakening economic growth and the prospect of a hard Brexit under new UK Prime Minister Boris Johnson.  As a result, bond yields fell in Germany and the UK, while the Euro and Pound Sterling depreciated against the U.S. Dollar.  In the U.S., the Federal Reserve delivered its first interest rate cut in 10 years, in an attempt to offset risks from worsening business confidence indicators and deteriorating trade relations between the US and China.  Global equity indices rose on the prospect of more central bank support, while gold rallied to its highest level since 2013 on the expectation of looser monetary policies.

Amid all this uncertainty and volatility, the Fund had a strong month.  The currency sector was the largest contributor, as gains came from short positions in the Euro and Pound Sterling.  The Fund was also profitable in the fixed income sector, as long positions benefited from the rally in European and UK bonds.  Gains were also made in long equity positions, while performance was flat in physical commodities.  The Fund finished with a net gain of 3.66%, 3.78%, 3.76%, 3.81%, 3.89%, and 3.83% for Class A, A2, A3, B, I, and R Units, respectively.

August

In August, financial markets became increasingly concerned about the potential impact of a trade war on global growth.  The U.S. and China threatened each other with additional tariffs, and the Chinese currency depreciated to its weakest level since 2008.  Meanwhile, in Europe, the prospect of a “no deal” Brexit became more likely.  Global bonds rallied strongly in an environment of rising macroeconomic risks.  U.S. 30-year Treasury bond yields declined to an all-time low of 1.95% during the month, while 10-year bond yields dropped further into negative territory in Japan, Germany and 11 other European countries.  Global equities sold off during the month, while gold rallied.

The Fund enjoyed a strong month, even as risk assets like equities sold off.  The largest gains came from long positions in a range of global bond futures.  Modest long equity positions detracted from performance.  However, the Fund profited in foreign exchange markets, through long U.S. Dollar positions against the Euro and emerging market currencies.  Commodities were also a positive contributor, benefiting from short agricultural exposures, as well as long gold and short copper positions in the metals sector.  The Fund finished with a net gain of 3.04%, 3.16%, 3.15%, 3.20%, 3.28%, and 3.21% for Class A, A2, A3, B, I, and R Units, respectively.

September

In September, investor risk appetite grew after signs of progress in U.S.-China trade relations, leading to a rise in global equity indices.  Central banks in the U.S., Europe and Japan precipitated a sell-off in bonds after signaling that they saw limits on how much more they could push down interest rates and bond yields to support economic growth.  In energy markets, a drone attack on Saudi facilities caused a temporary 15% spike in crude oil prices, the largest one day jump in over 10 years.

Some of the profitable trends from July and August made partial reversals in September.  While the Fund made gains in long stock index positions, there were losses in fixed income futures as a result of a correction in bond prices.  In the commodities sector, short positions in grains, short positions in energy and long positions in precious metals all saw declines on market reversals.  The Fund finished with a net loss of 2.90%, 2.79%, 2.80%, 2.76, 2.68% and 2.74% for Class A, A2, A3, B, I, and R Units, respectively.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at September 30, 2019 and December 31, 2018.  All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	September 30, 2019		December 31, 2018
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$2,942,001	1.11%	$2,708,629	0.95%
Currencies	11,189,264	4.22	10,062,868	3.52
Energy	2,250,376	0.85	3,971,984	1.39
Equity indices	19,605,844	7.40	14,877,628	5.19
Interest rate instruments	5,147,704	1.94	5,707,512	1.99
Metals	2,256,992	0.85	2,574,353	0.90
Single stock futures	1,945,352	0.72	828,662	0.29
Total	$45,337,533	17.10%	$40,731,636	14.23%

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

The following were the primary trading risk exposures of the Fund as of September 30, 2019, by market sector.

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

The following represent non-trading risk exposures of the Fund as of September 30, 2019.

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

Item 4.  Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at September 30, 2019 (the “Evaluation Date”).  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended September 30, 2019.  Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit.  Redemptions of Units during the three months ended September 30, 2019 were as follows:

	July	August	September	Total
A Units
Units redeemed	(441.9297)	(384.1613)	(453.5332)	(1,279.6242)
Average net asset value per unit	$4,152.71	$4,279.10	$4,155.01	$4,191.47

A2 Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

A3 Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

B Units
Units redeemed	(162.5076)	(515.4835)	(100.8604)	(778.8515)
Average net asset value per unit	$6,455.66	$6,662.05	$6,478.49	$6,595.22

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

R Units
Units redeemed	—	(150.8724)	—	(150.8724)
Average net asset value per unit	$—	$1,107.15	$—	$1,107.15

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

Dated: November 14, 2019		Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company LLC
General Partner

	By:	/s/ Kevin M. Kinzie
	Name:	Kevin M. Kinzie
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Carl A. Serger
	Name:	Carl A. Serger
	Title:	Chief Financial Officer of the General Partner
(Principal Financial and Accounting Officer)