Form 10-K
period 2019-12-31
FUTURES PORTFOLIO FUND L.P.
filed 2020-03-24
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

Commission file number:  000-50728

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

Organized in Maryland	IRS Employer Identification No.: 52-1627106

c/o Steben & Company, LLC
687 Excelsior Boulevard
Excelsior  MN  55331
Telephone:  (952) 513-8195

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

The Fund’s fiscal year ends each December 31, and the Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Third Amended and Restated Limited Partnership Agreement (“Partnership Agreement”).  At December 31, 2019, the capitalization of the Fund and net asset value per limited partner interest (“Units”) was as follows:

Class of Units	Capitalization	Net Asset Value per Unit
Class A	$166,191,101	$4,002.39
Class A2	544,240	1,034.04
Class A3	86,512	1,005.25
Class B	66,498,788	6,268.44
Class I	1,846,574	1,043.79
Class R	13,081,928	1,042.42
Total	$248,249,143

The Fund’s assets are allocated among professional trading advisors (“Trading Advisors”).  Portions of the Fund’s assets may be allocated to other investment funds or pools at the discretion of Steben & Company, LLC (“General Partner”).  The General Partner is responsible for selecting and monitoring the Trading Advisors, and the General Partner may add new Trading Advisors in the future, terminate the current Trading Advisors, and will, in general, allocate and reallocate the Fund’s assets among the Trading Advisors as it deems is in the best interests of the Fund and without prior notice to investors.

Through year-end, the Fund held an interest in Class I shares of the Steben Managed Futures Strategy Fund (“SMFSF”).  SMFSF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end investment company.  The General Partner served as the investment manager of SMFSF.  SMFSF had a similar investment strategy to the Fund, using commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments.

At December 31, 2019, the Fund owned 38% of the value of the outstanding shares of SMFSF.  Prior to August 31, 2017, the Fund owned more than 50% of the value of outstanding shares of SMFSF and therefore had effective control of that entity.  Accordingly, the assets, liabilities and operating results of SMFSF were consolidated with the Fund through that date.  The portion of SMFSF that was not owned by the Fund was presented as the non-controlling interest.  Effective August 31, 2017, the Fund no longer consolidated the assets, liabilities and operating results of SMFSF into the Fund.  The Fund reports changes in the fair value of its investment in SMFSF on the Statement of Operations.  The investment in SMFSF is reported on the statement of financial condition as investment in SMFSF.  For financial reporting purposes, SMFSF is treated as a related party.  During 2019, the Fund redeemed $6 million of its investment in SMFSF.  On January 24, 2020, SMFSF was merged into the LoCorr Macro Strategies Fund and on January 27, 2020, the Fund redeemed its interest in the LoCorr Macro Strategies Fund.

The Fund maintains margin deposits and reserves in cash, U.S. Treasury securities, registered U.S. money market funds, commercial paper, certificates of deposit, asset backed securities and corporate notes in accordance with Commodity Futures Trading Commission (“CFTC”) rules.  All related income earned accrues to the benefit of the Fund.

The Fund’s business constitutes only one segment for financial reporting purposes.  The Fund does not engage in material operations in foreign countries, although it does trade on international futures markets, nor is a material portion of its revenues derived from foreign customers.

General Partner

Under the Partnership Agreement, management of all aspects of the Fund’s business and administration is carried out exclusively by the General Partner, a Maryland limited liability company originally organized in February 1989.  The General Partner is registered with the CFTC as a commodity pool operator and introducing broker, and is also registered with the U.S. Securities and Exchange Commission (“SEC”) as an investment adviser and a broker dealer.  The General Partner is a member of the National Futures Association (“NFA”) and the Financial Industry Regulatory Authority (“FINRA”).

The shareholders of the General Partner entered into a stock purchase agreement with Octavus Group, LLC (“Octavus”) on September 25, 2019.  The transaction closed on October 31, 2019, and the General Partner became a wholly-owned member of Octavus.  Octavus is the parent company of LoCorr Fund Management LLC, which serves as the investment advisor to multiple alternative investment mutual funds.  LoCorr Fund Management LLC operates alternative investment funds with a low correlation to traditional asset classes.

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

Trading Advisors

As of February 29, 2020, the Trading Advisors of the Fund and the allocation of the Fund’s trading level are reflected as follows:

% of Total Allocations
Millburn Ridgefield Corporation	25
Crabel Capital Management, LLC	19
Graham Capital Management, LP	15
FORT, LP	14
Quantitative Investment Management, LLC	10
Transtrend BV	9
Synergie Capital Management LLC	6
Fulcrum Asset Management LLP	2

These allocations are subject to change at the General Partner’s sole discretion.

An objective of the Fund’s multi-manager approach is to reduce the Fund’s volatility without sacrificing overall rates of return.  Trading Advisors are selected by the General Partner based on a number of operational and performance factors.

Selling Agents

The General Partner acts as a selling agent for the Fund.  The General Partner has and intends to continue to appoint certain other broker-dealers registered under the Securities Exchange Act of 1934, as amended (“1934 Act”), and members of FINRA, to act as additional selling agents with respect to Class A, A2, A3, B, I and R Units.  Selling agents are selected to assist in the making of offers and sales of Class A, A2, A3, B, I and R Units.  The Fund currently has approximately 100 selling agents.  The selling agents are not required to purchase any Class A, A2, A3, B, I or R Units, or sell any specific number or dollar amount of Class A, A2, A3, B, I and R Units, but instead use their best efforts to sell such Units.  Where the General Partner acts as the selling agent it may retain any selling agent fees.

Futures Brokers and Forward Currency Counterparties

The Fund’s futures trading is currently conducted with SG Americas Securities, LLC (“SGAS”), J.P. Morgan Securities LLC (“JPMS”), Deutsche Bank Securities, Inc. (“DBSI”) and RJ O’Brien & Associates, LLC.  The Fund’s forward currency trading is conducted with Société Générale International Limited (“SGIL”) and Deutsche Bank AG.  SGAS and SGIL are wholly owned subsidiaries of Société Générale.  Société Générale is a one of the largest financial institutions in Europe.  JPMS is an indirect, wholly owned subsidiary of JPMorgan Chase & Co., one of the largest bank holding companies in the U.S.  DBSI is an indirect, wholly owned subsidiary of Deutsche Bank AG, one of the largest bank holding companies in Europe.  R.J. O’Brien & Associates LLC is the oldest and largest independent futures brokerage firm in the U.S.

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

Trading Advisor Incentive Fees

Each class of Units incurs quarterly or annual trading advisor incentive fees, payable in arrears to the Trading Advisors, for any “Net New Trading Profits” generated on the portion of the Fund the respective Trading Advisor manages.  The incentive fees range from 0% to 30%.

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

Brokerage Commissions and Trading Expenses

The Fund incurs brokerage commissions and expenses on U.S. futures exchanges at an average of $2.52 per “round-turn” futures transaction (includes NFA, execution, clearing and exchange fees).  Brokerage commissions and expenses may be higher for trades executed on certain foreign exchanges.

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

General Partner Performance Fee

The Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net Profits of the Class I Units calculated monthly.  The general partner performance fee is payable quarterly in arrears.

In determining Net Profits, any net losses incurred by the Class I Units in prior periods are carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods.

General Partner 1 percent allocation	Each year, the General Partner receives an annual allocation of 1% of net income earned by the Fund, or pays to the Fund 1% of any net loss incurred by the Fund.

Charges	Amount
Selling Agent Fees and Broker Dealer Servicing Fees

The General Partner charges monthly selling agent fees and/or broker dealer servicing fees to certain classes of units, as follows:

●     Class A Units pay a 2% per annum selling agent fee.

●     Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee.

●     Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee.

●     Class B Units pay a 0.2% per annum broker dealer servicing fee.

The General Partner, in turn, pays selling agent fees and broker dealer servicing fees to the respective selling agents.  If selling agent fees are not paid to the selling agents, such portions of the selling agent fees may be retained by the General Partner.

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

Potential Increase in Leverage

The General Partner may increase the leverage used with a particular Trading Advisor by the use of notional funds.  Notional funds are used when a Trading Advisor is instructed to trade an account according to its trading system under the assumption that the account is larger than the actual cash or securities on hand.  This additional leverage, while creating additional profit potential which the General Partner feels may be appropriate with certain Trading Advisors in light of the Fund’s multi-trader diversification, also increases the risk of loss to the Fund.  It is anticipated that the General Partner will allocate between $1 and $2 to the Trading Advisors for every $1 of equity in the Fund.  Throughout 2019, the Fund maintained a notional trading level of approximately $1.60 for every $1 of equity in the Fund.

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

Coronavirus (COVID-19) Pandemic

The ongoing coronavirus situation could cause unpredictable rapid market changes and increased volatility, which could negatively affect the trading programs of the Trading Advisors.

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

Dependence on Key Personnel

The General Partner is dependent on the services of key management personnel.

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

Investment in Other Investment Pools

Although it does not do so currently, the Fund may invest in other pools.  The Fund expects to be liable to those pools (e.g., limited partners), only for the amount of its investment plus any undistributed profits.  However, there can be no assurance in this regard, and the Fund might invest as a general partner if the situation warranted, and thus be liable for additional amounts.  If the Fund does invest in other pools, investors in the Fund could be subject to additional fees, as the Fund would be charged fees by the other pools.

During 2019, the Fund held an investment in Class I shares of the Steben Managed Futures Strategy Fund (“SMFSF”).  SMFSF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund, a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end management investment company.  SMFSF has a similar investment strategy to the Fund, using trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments.  The General Partner serves as the investment manager of SMFSF.  The General Partner reduced the administration fees charged to the Fund to offset the management fee that the General Partner received from SMFSF related to the Fund’s investment in SMFSF.  On January 24, 2020, SMFSF was merged into the LoCorr Macro Strategies Fund and on January 27, 2020, the Fund redeemed its interest in the LoCorr Macro Strategies Fund.

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

The General Partner’s principal business office is in Excelsior, Minnesota.

Item 3.               Legal Proceedings

None.

Item 4.               Mine Safety Disclosures

Not applicable.

PART II

Item 5.               Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

No class of Units of the Fund is publicly traded.  Interests in the Fund may be transferred or redeemed subject to the conditions imposed by the Partnership Agreement.

Each class of Units is offered continuously by selling agents on a best-efforts basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the first business day of each month.  The minimum investment for Class A, A2, A3, B and R Units is $10,000, and for Class I Units it is $2,000,000.

Holders

As of February 29, 2020, the number of holder of units by class were:

Unit Class	Unit Holders
A	2,613
A2	6
A3	2
B	1,036
I	3
R	121

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the year ended December 31, 2019.

The proceeds of the sale of registered securities are deposited in the Fund’s bank and brokerage accounts for the purpose of engaging in trading activities in accordance with the Fund’s trading policies and the Trading Advisors’ trading programs.

Issuer Purchases of Equity Securities

All classes of Units are eligible for redemption on a continuous basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the last business day of each month.  Redemptions may be made by a limited partner as of the last business day of any month at the net asset value on such redemption date of the redeemed Units (or portion thereof) on that date, on five business days’ prior written notice to the General Partner.  Partial redemptions must be for at least $1,000, unless such requirement is waived by the General Partner.  In addition, if making a partial redemption, the limited partner must maintain at least $10,000 or his or her original investment amount, whichever is less, in the Fund unless such requirement is waived by the General Partner.

Redemptions of Units during the fourth quarter 2019 were as follows:

	October	November	December	Total
A Units
Units redeemed	344.4762	348.4457	819.2335	1,512.1554
Average net asset value per unit	$4,003.11	$4,045.27	$4,002.39	$4,012.44

B Units
Units redeemed	175.7037	94.2341	121.7549	391.6927
Average net asset value per unit	$6,250.94	$6,326.19	$6,268.44	$6,274.48

R Units
Units redeemed	—	—	708.4830	708.4830
Average net asset value per unit	$—	$—	$1,042.42	$1,042.42

There were no redemptions of Class A2, A3 or I Units during the fourth quarter.

Item 6.   Selected Financial Data

The following selected financial data of the Fund as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015 is derived from the financial statements that have been audited by RSM US LLP, the Fund’s independent registered public accountant.  This financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with the Fund’s financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

Certain amounts in the selected financial information prior to 2019 have been reclassified to conform to the 2019 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

	For the Year Ended December 31,
	2019	2018	2017	2016	2015
Income Statement Items
Net gain (loss) from trading	$17,387,610	$(6,364,577)	$22,703,022	$21,931,511	$10,861,775
Interest income	7,294,584	5,924,353	5,288,556	5,047,602	3,317,092
Net total expenses	(16,714,998)	(15,947,441)	(26,412,159)	(35,522,528)	(42,969,595)
Net income (loss)	$7,967,196	$(16,387,665)	$1,579,419	$(8,543,415)	$(28,790,728)

Balance Sheet Items
Total assets	$255,340,394	$293,278,322	$372,685,946	$588,385,437	$659,382,239
Total partners’ capital (net asset value)	$248,249,143	$286,259,124	$357,535,425	$563,199,285	$643,585,886

Class A Units
Net asset value per unit	$4,002.39	$3,911.85	$4,146.91	$4,096.03	$4,212.26
Increase (decrease) in net asset value per unit	$90.54	$(235.06)	$50.88	$(116.23)	$(202.04)
Total return	2.31%	(5.67)%	1.24%	(2.76)%	(4.58)%
Class A2 Units (began trading 11/1/18)
Net asset value per unit	$1,034.04	$996.71	$—	$—	$—
Increase (decrease) in net asset value per unit	$37.33	$(3.29)	$—	$—	$—
Total return[1]	3.75%	(0.33)%	—	—	—
Class A3 Units (began trading 7/1/19)
Net asset value per unit	$1,005.25	$—	$—	$—	$—
Increase (decrease) in net asset value per unit	$5.25	$—	$—	$—	$—
Total return[2]	0.53%	—	—	—	—
Class B Units
Net asset value per unit	$6,268.44	$6,018.20	$6,266.93	$6,080.47	$6,142.34
Increase (decrease) in net asset value per unit	$250.24	$(248.73)	$186.46	$(61.87)	$(181.22)
Total return	4.16%	(3.97)%	3.07%	(1.01)%	(2.87)%
Class I Units
Net asset value per unit	$1,043.79	$992.59	$1,023.37	$983.11	$984.17
Increase (decrease) in net asset value per unit	$51.20	$(30.78)	$40.26	$(1.06)	$(20.81)
Total return	5.16%	(3.01)%	4.10%	(0.11)%	(2.07)%
Class R Units (began trading 4/1/17)
Net asset value per unit	$1,042.42	$998.83	$1,038.05	$—	$—
Increase (decrease) in net asset value per unit	$43.59	$(39.22)	$38.05	$—	$—
Total return[3]	4.36%	(3.78)%	3.80%	—	—

Results from past periods are not necessarily indicative of results that may be expected for any future period.

1 Class A2 Units were introduced in December 2018.  Total return for 2018 is for the period from introduction to year end and is not annualized.

2 Class A3 Units were introduced in July 2019.  Total return for 2019 is for the period from introduction to year end and is not annualized.

3 Class R Units were introduced in April 2017.  Total return is for 2017 is for the period from introduction to year end and is not annualized.

The following unaudited supplementary summarized quarterly data are presented for the three-months ended March 31, June 30, September 30 and December 31, 2019 and 2018.

	March 31, 2019
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$2,043,815	$6,575	$—	$1,155,707	$65,428	$237,065
Increase (decrease) in net asset value per unit	46.76	15.42	—	99.20	18.88	16.96
Net asset value per unit	3,958.61	1,012.13	—	6,117.40	1,011.47	1,015.79
Ending net asset value	180,104,357	239,893	—	75,839,918	3,248,707	13,422,485

	June 30, 2019
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$2,036,793	$10,669	$—	$1,166,729	$4,936	$225,073
Increase (decrease) in net asset value per unit	47.66	15.75	—	101.34	19.18	14.86
Net asset value per unit	4,006.27	1,027.88	—	6,218.74	1,030.65	1,030.65
Ending net asset value	177,125,746	446,562	—	71,243,852	1,823,330	13,806,521

	September 30, 2019
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$6,637,777	$18,473	$1,533	$3,064,684	$80,635	$587,025
Increase (decrease) in net asset value per unit	148.74	41.87	40.35	259.75	45.58	46.17
Net asset value per unit	4,155.01	1,069.75	1,040.35	6,478.49	1,076.23	1,076.82
Ending net asset value	178,595,581	563,035	39,533	69,680,276	1,903,966	14,276,507

	December 31, 2019
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$(6,552,054)	$(18,795)	$(3,021)	$(2,288,419)	$(57,392)	$(456,040)
Increase (decrease) in net asset value per unit	(152.62)	(35.71)	(35.10)	(210.05)	(32.44)	(34.40)
Net asset value per unit	4,002.39	1,034.04	1,005.25	6,268.44	1,043.79	1,042.42
Ending net asset value	166,191,101	544,240	86,512	66,498,788	1,846,574	13,081,928

	March 31, 2018
	Class A	Class A2	Class B	Class I	Class R
Net income (loss)	$(7,946,101)	$—	$(2,661,301)	$(98,643)	$(368,589)
Increase (decrease) in net asset value per unit	(143.25)	—	(189.43)	(28.45)	(30.88)
Net asset value per unit	4,003.66	—	6,077.50	994.92	1,007.17
Ending net asset value	223,196,758	—	92,353,665	3,448,656	13,026,654

	June 30, 2018
	Class A	Class A2	Class B	Class I	Class R
Net income (loss)	$1,878,480	$—	$1,200,167	$53,530	$179,155
Increase (decrease) in net asset value per unit	33.97	—	78.99	15.44	13.60
Net asset value per unit	4,037.63	—	6,156.49	1,010.36	1,020.77
Ending net asset value	215,568,443	—	89,488,818	3,502,186	13,600,247

	September 30, 2018
	Class A	Class A2	Class B	Class I	Class R
Net income (loss)	$676,965	$—	$678,781	$35,942	$111,854
Increase (decrease) in net asset value per unit	13.17	—	47.72	10.37	8.42
Net asset value per unit	4,050.80	—	6,204.21	1,020.73	1,029.19
Ending net asset value	206,565,353	—	86,216,039	3,538,128	13,603,059

	December 31, 2018
	Class A	Class A2	Class B	Class I	Class R
Net income (loss)	$(7,044,788)	$(482)	$(2,574,894)	$(97,520)	$(410,221)
Increase (decrease) in net asset value per unit	(138.95)	(3.29)	(186.01)	(28.14)	(30.36)
Net asset value per unit	3,911.85	996.71	6,018.20	992.59	998.83
Ending net asset value	189,019,997	146,018	79,984,663	3,440,608	13,667,838

Item 7.               Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

The outcome of the ongoing coronavirus situation is uncertain and could have a positive or negative impact on the performance of the fund. In addition to the tragic human impacts of the virus, the resulting economic fallout appears recessionary. The past two U.S. recessions, in 2000 and 2008, were two of the best performing periods for the Fund. However, the future will not unfold exactly like the past and the Fund's performance in the future is unknowable.

The Fund's exposures evolve dynamically based on the tactical opportunities perceived by the underlying systematic trading programs. As macroeconomic trends change course, for example becoming more bearish, we would expect the portfolio's exposures to adapt accordingly. For example, the Funds current positioning has changed substantially from year end.

During January and February 2020, the redeemed its interest in the LoCorr Macro Strategies Fund, removed Mondiale Asset Management Ltd., PGR Capital LLP and Winton Capital Management Ltd. as Trading Advisors and added Graham Capital Management, LP.  Additionally, the Fund modified the trading program that Millburn Ridgefield Corporation used for the Fund to a program with higher volatility.

Results of Operations

The returns for each class of Units for the years ended, or periods ended from inception to, December 31, 2019, 2018 and 2017 were:

Class of Units	2019	2018	2017
Class A	2.31%	(5.67)%	1.24%
Class A2†	3.75%	(0.33)%	—
Class A3††	0.53%	—	—
Class B	4.16%	(3.97)%	3.07%
Class I	5.16%	(3.01)%	4.10%
Class R	4.36%	(3.78)%	3.80%

† Inception date:  November 1, 2018.
†† Inception date:  July 1, 2019.

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

October

In October, the Federal Reserve made its third interest rate cut of the year as global growth data continued to underwhelm. Market sentiment improved, however, as a result of apparent progress in both Brexit negotiations and the U.S.-China trade conflict.  The UK was given a 3-month Brexit deadline extension, allowing time for a general election and a chance for the UK Prime Minister to try to build a parliamentary majority to approve a draft Brexit deal.  This led to a “risk-on” rally in European stocks, a rebound in European currencies, particularly the British Pound, and a sell-off in global bonds.  Meanwhile, the US and China appeared willing to compromise in the first phase of trade talks towards a possible long-term agreement.  This positive development led to a rotation out of bonds and into stocks in the U.S. and Asia.

The Fund saw declines in its long positions in global bonds, as investors rolled out of perceived safe-haven assets, reversing a bullish bond trend from earlier in the year.  In the foreign exchange sector, short positions in the Euro and British Pound were also detractors as those currencies recovered.  Commodities also saw a modest giveback as a result of choppy price action.  However, the Fund did make gains in its long equity positions, capitalizing on stronger investor risk appetite during the month.  The Fund finished with a net loss of 3.66%, 3.54%, 3.56%, 3.51%, 3.54%, and 3.50% for Class A, A2, A3, B, I, and R Units, respectively.

November

In November, global equities rallied as the U.S. and China appeared to make progress in trade negotiations.  Better U.S. economic data made it likely the Federal Reserve would pause interest rate cuts, which led to a rally in the U.S. dollar against most currencies.  Meanwhile, pre-election polls in the UK pointed to a likely Conservative Party victory, raising the likelihood of a soft rather than hard Brexit.  Investors became less risk averse, rotating away from perceived safe-haven assets such as bonds and gold, and into stocks.

The Fund enjoyed a positive month, with the strongest gains coming from long positions in global stock indices.  Currencies were also a positive contributor, as the Fund’s long U.S. dollar/short Euro position benefited from a dollar rally.  Greater investor risk appetite caused bonds to sell off, negatively impacting long exposures in fixed income futures.  In commodities, metals were the primary detractor due to price reversals in gold and nickel.  Trading in agricultural and energy contracts saw mixed results.  The Fund finished with a net gain of 1.05%, 1.17%, 1.16%, 1.28% and 1.22% for Class A, A2, A3, B, I, and R Units, respectively

December

December saw a continued rally in global equities and other risk assets. Rising investor risk tolerance was driven by a preliminary U.S.-China trade agreement, as well as a Conservative Party win in the UK elections, which resolved much of the policy uncertainty surrounding Brexit.  In domestic politics, the passage of articles of impeachment against President Trump did little to dampen market optimism.  Monetary policy across the globe remained largely expansionary, while international economic growth data improved.  This macroeconomic boost, together with rising oil prices, spurred an increase in inflation expectations, which pushed gold prices higher and caused bonds to sell off.

The Fund made gains during the month from its long positions in equities.  However, there were declines in fixed income and currency trading, as falling bond prices and a depreciation of the U.S. Dollar negatively impacted the Fund’s long positions in these markets.  In commodities, the Fund profited from long oil and long precious metals exposures.  There were modest losses from short positions in the agricultural sector as the re-opening of the Chinese market to U.S. exports caused prices to rise.  While the Fund saw a net decline in December, it finished the year with a positive return.

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

The Fund experienced broad-based profits in August, with the strongest gains coming from the interest rate, metals, foreign exchange and agricultural sectors. Relatively choppy trading conditions in equity markets were a modest detractor for the Fund’s long equity allocation.  Within the metals sector, the Fund was long copper and gold futures, which were profitable as those markets rallied.  A long Euro exposure was beneficial, and the Fund was also profitable trading emerging market currency pairs. Growing trepidation for a looming U.S. government shutdown in the fall led to a drop in interest rates as bond prices appreciated.  The Fund was positioned long in interest rate contracts and realized profits as a result.  Overall, the Fund finished the month with a net gain of 3.14%, 3.30%, 3.38% and 3.31% for Class A, B, I and R Units, respectively.

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

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Fund is typically many times the applicable margin requirement (margin requirements generally range between approximately 1% and 15% of contract face value) as well as many times the capitalization of the Fund.  The magnitude of the Fund’s open positions creates a risk of ruin not typically found in most other investment vehicles.  Because of the size of its positions, certain market conditions - unusual, but historically recurring from time to time - could cause the Fund to incur severe losses over a short period of time.  The past performance of the Fund gives no indication of this risk of ruin.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2019, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the significant non-trading risk exposures of the Fund as of December 31, 2019 and 2018                             .

Foreign Currency Balances

The Fund’s primary foreign currency balances are in euros, Japanese yen, British pounds, Australian dollars, Hong Kong dollars and Canadian dollars.  The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than once a week).

U.S. Treasury Securities, U.S. and Foreign Government Sponsored Enterprise Notes, Commercial Paper, Corporate Notes, Asset Backed Securities and Certificates of Deposit

Monies in excess of margin requirements are generally invested in fixed income instruments, including U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, commercial paper, corporate notes, asset backed securities and certificates of deposit.  Fluctuations in prevailing interest rates could cause mark-to-market gains or losses on the Fund’s investments, although substantially all of these investments are held to maturity.

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

Item 9.               Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.            Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at December 31, 2019 (the “Evaluation Date”).  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2019, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework published in 2013.  Based on that assessment, management concluded that, as of December 31, 2019, the Fund’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework published in 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

Item 9B.            Other Information

None.

PART III

Item 10.             Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The Fund itself has no directors or officers and has no employees.  It is managed by the General Partner in its capacity as General Partner.  The General Partner is a wholly owned subsidiary of Octavus Group, LLC.  The directors and executive officers of the General Partner are Kevin Kinzie and Jon Essen.  Their respective biographies are set forth below.

Kevin Kinzie is the General Partner’s Chairman and Chief Executive Officer.  Mr. Kinzie founded the LoCorr Investment Trust (“LIT”), a family of mutual funds, in November 2010 and founded LoCorr Fund Management (“LFM”), a CPO, in March 2011.  He has served as Chairman and Trustee of LIT and as Chairman and CEO of LFM, since their inception.  He has been listed as a Principal of LoCorr Distributors (“LD”), an IB, since November 2005, and registered with the NFA as an Associated Person of LD since November 2007.  He has been listed as a Principal of LFM, a CPO since March 2013, and listed as a Principal of Steben & Company since November 9, 2019. Mr. Kinzie holds a B.S. in Business and Marketing from the University of Colorado. He holds the FINRA series 6, 7, 24, 31 and 63 licenses and the CLU designation.

Jon C. Essen is Chief Financial Officer at Steben & Company.  He has served as Chief Financial Officer of LoCorr Fund Management, a CPO, since March 2011.  He has also served as Trustee, Treasurer, Chief Financial Officer and Portfolio Manager of the LoCorr Investment Trust, a family of mutual funds, since March 2011.  Mr. Essen has been listed as a Principal of LoCorr Distributors LLC, an Introducing Broker, since April 2008.  He has been registered as an Associated Person, approved as a Swap Associated Person, and listed as a CFTC Principal of LoCorr Fund Management LLC, a CPO, since June 2013, August 2014 and May 2013 respectively.  Mr. Essen became registered as an Associated Person and listed as a CFTC principal of Steben & Company on February 10, 2020.Mr. Essen received a Bachelor of Science in Business Administration from Minnesota State University Mankato, is a CPA (inactive), and holds FINRA Series 3, 7, 24, 28 & 99 licenses.

The General Partner has acted as the investment manager for Steben Managed Futures Strategy Fund, an open-end mutual fund, which merged into the LoCorr Macro Strategies Fund in January 2020.  The General Partner also acted as either the general partner or investment manager for the Steben Select Multi-Strategy funds.  The Steben Select Multi-Strategy funds operated in a master feeder structure involving two registered closed-end funds and a limited partnership.  All of those funds liquidated during 2019.  Because Steben & Company, LLC served as the general partner or investment manager of these funds, the officers and directors of Steben & Company, LLC effectively managed the respective funds.

Significant Employees

The General Partner is dependent on the services of key management personnel.  If their services became unavailable, another principal of the firm or a new principal (whose experience cannot be known at this time) would need to take charge of the General Partner.

Family Relationships

None.

Business Experience

See “Item 10. Directors, Executive Officers and Corporate Governance” above.

Involvement in Certain Legal Proceedings

None.

Promoters and Control Persons

Not applicable.

Section 16 (A) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires that reports of beneficial ownership of limited partner interests and changes in such ownership be filed with the SEC by Section 16 “reporting persons.”  The Fund is required to disclose in this annual report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16(a) on a timely basis during the year ended December 31, 2019.  During the year ended December 31, 2019, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

The General Partner has adopted a code of ethics, as of the period covered by this report, which applies to the Fund’s principal executive officer and principal financial officer, or persons performing similar functions.  A copy of the code of ethics is available without charge upon request by calling 952-513-8195.

Item 11.             Executive Compensation

The Fund does not have any officers, directors or employees.  The managing officers of the General Partner are remunerated by the General Partner in their respective positions.  The directors and managing officers of the General Partner receive no other compensation from the Fund.

The following fees were paid by the Fund to the General Partner:

■

General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, A3, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, A3, B and R Units, payable in arrears.  The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.  During 2019, 2018 and 2017, the General Partner earned $4,033,876, $4,848,144 and $6,427,712, respectively, in General Partner management fees.

■

General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units.  The general partner performance fee is payable quarterly in arrears.  During 2019, 2018 and 2017, the General Partner did not earn any General Partner performance fees.

■

Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units.  Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee.  Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee.  Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the statements of operations.  The General Partner, in turn, pays the selling agent fee to the respective selling agents.  If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fee are retained by the General Partner.  During 2019, 2018 and 2017, the General Partner earned $4,033,876, $4,848,144 and $6,427,712, respectively, in selling agent fees.

■

Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units and such amounts are included in selling agent and broker dealer servicing fees – General Partner in the statements of operations.  The General Partner, in turn, pays the fee to the respective selling agents.  If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fee are retained by the General Partner.  During 2019, 2018 and 2017, the General Partner earned $146,324, $181,268 and $264,944, respectively, in broker dealer servicing fees.

■

Administrative Fee – each class of Units incur a monthly General Partner administrative fee equal to 1/12th of 0.45% of Fund net assets at the end of each month, payable in arrears.  In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other commodity pools with which the Fund may have investments). The General Partner uses a portion of this fee to pay third party service providers.  During 2018, 2017, and 2016, the General Partner earned $791,800, $936,489 and $1,208,280, respectively, in administrative fees.

Additionally, each year the General Partner receives from the Fund 1% of any net income earned by the Fund or pays to the Fund 1% of any net loss incurred by the Fund.  For the years ended December 31, 2019, 2018 and 2017, the General Partner received from or paid the Fund the following amounts:

Year	Received from the Fund	Paid to the Fund
2019	$80,477	$—
2018	—	165,532
2017	19,310	—
Total	$99,787	$165,532

During the time when SMFSF was consolidated with the Fund, it paid management distribution and operating services fees to the General Partner.  The fees paid during the period of consolidation are described below:

■

Management fee – SMFSF incurs a monthly fee equal to 1/12th of 1.75% of the month-end net asset value of the trust, payable in arrears to the General Partner.  During 2017, the investment manager earned $953,748 in management fees.

■

Distribution (12b-1) fee – SMFSF incurs a monthly 12b-1 fee of 1/12th of 0.25% of the month-end net asset value of the Class A and N shares, and 1/12th of 1% of the month-end value of the Class C shares.  During 2017, the General Partner earned $25,397 in distribution (12b-1) fees.

■

Operating Services fee – SMFSF incurs a monthly fee equal to 1/12th of 0.24% of the month-end net asset value of the trust, payable to the General Partner.  The General Partner, in turn, pays the operating expenses of the trust, pursuant to an operating services agreement between the parties.  During 2017, the General Partner earned $130,800 in operating services fees.

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Fund has no officers or directors as its affairs are managed by the General Partner, and there are no securities authorized for issuance under an equity compensation plan.

At February 29, 2020, neither the General Partner, nor any of its officers owned any Units.  The General Partner does participate in the profits or losses of the Fund through its general partner 1 percent allocation, in which it receives 1 percent of the profits or losses of the Fund.

At February 29, 2020, no person or group is known to have been the beneficial owner of more than 5% of the Units.

On October 31, 2019, and the General Partner was acquired by Octavus.  See Item 2. for additional information.

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

Item 14.             Principal Accountant Fees and Services

The following table sets forth the fees billed to the Fund for professional audit services provided by RSM US LLP, the Fund’s independent registered public accountant, for the audits of the Fund’s annual financial statements for the years ended December 31, 2019 and 2018, and fees billed for other professional services rendered by RSM US LLP during those years.

Fee Category	2019	2018
Audit fees(1)	$196,000	$199,750
Audit-related fees	—	—
Tax fees(2)	27,000	26,000
All other fees	—	—
Total fees	$223,000	$225,750

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

The General Partner’s Board of Directors pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms.  The General Partner’s Board of Directors approved all the services provided by RSM US LLP during 2019 and 2018 to the Fund described above.  The General Partner’s Board of Directors has determined that the payments made to RSM US LLP for these services during 2019 and 2018 are compatible with maintaining that firm’s independence.

PART IV

Item 15.             Exhibits and Financial Statement Schedules

Financial Statements

Futures Portfolio Fund, Limited Partnership

Report of Independent Registered Public Accounting Firm

Statements of Financial Condition as of December 31, 2019 and 2018

Condensed Schedule of Investments as of December 31, 2019

Condensed Schedule of Investments as of December 31, 2018

Statements of Operations for the Years Ended December 31, 2019, 2018 and 2017

Statements of Cash Flows for the Years Ended December 31, 2019, 2018, and 2017

Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2019, 2018 and 2017

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

Name	Title	Date
/s/ Kevin Kinzie Kevin Kinzie	Chief Executive Officer and managing member of the General Partner	March 23, 2020
/s/ Jon Essen Jon Essen	Chief Financial Officer of the General Partner	March 23, 2020

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Futures Portfolio Fund, Limited Partnership
Dated March 23, 2020
	By:	Steben & Company, LLC
General Partner

	By:	/s/ Kevin Kinzie
	Name:	Kevin Kinzie
	Title:	Chief Executive Officer and managing member of the General Partner

Report of Independent Registered Public Accounting Firm

To the Partners of Futures Portfolio Fund, Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Futures Portfolio Fund, Limited Partnership (the “Fund”) as of December 31, 2019 and 2018, the related statements of operations, cash flows, and changes’ in partners’ capital (net asset value), for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Chicago, Illinois

March 23, 2020

Futures Portfolio Fund, Limited Partnership

Statements of Financial Condition

December 31, 2019 and 2018

	2019	2018
Assets
Equity in broker trading accounts
Cash	$64,814,573	$27,926,584
Net unrealized gain (loss) on open futures contracts	187,200	2,148,112
Net unrealized gain (loss) on open forward currency contracts	(189,715)	155,058
Total equity in broker trading accounts	64,812,058	30,229,754
Cash and cash equivalents	5,174,304	18,259,197
Investment in SMFSF, at fair value (cost $25,620,952 and $30,659,588)	22,738,951	27,423,206
Investments in securities, at fair value (cost $161,352,357 and $217,418,518)	162,552,581	217,055,133
General Partner 1% allocation receivable	—	165,532
Exchange membership, at fair value (cost $189,000 and $189,000)	62,500	145,500
Total assets	$255,340,394	$293,278,322

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$586,747	$369,048
Trading Advisor incentive fees payable	602,408	492,547
Commissions and other trading fees payable on open contracts	55,213	50,074
Cash Managers fees payable	48,576	55,890
General Partner management and performance fees payable	315,840	362,658
General Partner 1% allocation payable	80,477	—
Selling agent fees payable – General Partner	285,554	326,024
Broker dealer servicing fees payable – General Partner	11,224	13,539
Administrative fee payable – General Partner	58,569	67,240
Redemptions payable	4,780,643	5,057,655
Subscriptions received in advance	266,000	224,523
Total liabilities	7,091,251	7,019,198

Partners’ Capital (Net Asset Value)
Class A Interests – 41,522.9804 and 48,319.8508 units outstanding at December 31, 2019 and December 31, 2018, respectively	166,191,101	189,019,997
Class A2 Interests – 526.3226 and 146.5000 units outstanding at December 31, 2019 and December 31, 2018, respectively	544,240	146,018
Class A3 Interests – 86.0607 and 0 units outstanding at December 31, 2019 and December 31, 2018, respectively	86,512	—
Class B Interests – 10,608.5075 and 13,290.4576 units outstanding at December 31, 2019 and December 31, 2018, respectively	66,498,788	79,984,663
Class I Interests – 1,769.1082 and 3,466.2779 units outstanding at December 31, 2019 and December 31, 2018, respectively	1,846,574	3,440,608
Class R Interests – 12,549.5403 and 13,683.8897 units outstanding at December 31, 2019 and December 31, 2018, respectively	13,081,928	13,667,838
Total partners’ capital (net asset value)	248,249,143	286,259,124
Total liabilities and partners’ capital (net asset value)	$255,340,394	$293,278,322

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2019

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$8,500,000	1/31/20	U.S. Treasury	1.38%	$8,547,582	3.44%
6,000,000	2/15/20	U.S. Treasury	1.38%	6,028,349	2.43%
4,000,000	3/15/20	U.S. Treasury	1.63%	4,018,661	1.62%
8,000,000	4/15/20	U.S. Treasury	1.50%	8,023,074	3.23%
Total U.S. Treasury securities (cost: $26,521,176)				26,617,666	10.72%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,300,000	1/13/20	Hyundai Capital America	1.71%	$1,299,198	0.52%
1,300,000	1/7/20	VW Credit, Inc.	1.67%	1,299,578	0.52%
Banks
1,400,000	2/14/20	Mitsubishi UFJ Trust & Banking Corporation (U.S.A.)	1.82%	1,396,817	0.56%
Beverages
1,400,000	1/2/20	Brown-Forman Corporation	0.85%	1,399,934	0.57%
Diversified financial services
1,300,000	2/19/20	American Express Credit Corporation	1.84%	1,296,674	0.52%
1,400,000	1/15/20	CRC Funding, LLC	1.66%	1,399,031	0.57%
1,300,000	1/8/20	DCAT, LLC	1.55%	1,299,553	0.52%
1,300,000	3/3/20	Gotham Funding Corporation	1.84%	1,295,813	0.52%
1,400,000	2/10/20	Manhattan Asset Funding Company LLC	1.80%	1,397,122	0.56%
1,400,000	1/16/20	Regency Markets No 1 LLC	1.87%	1,398,833	0.56%
Energy
1,400,000	1/9/20	Centerpoint Energy Resources Corp.	1.72%	1,399,396	0.57%
1,500,000	2/4/20	Exxon Mobil Corporation	1.59%	1,497,677	0.61%
Manufacturing
1,300,000	1/17/20	Koch Industries, Inc.	1.65%	1,298,989	0.52%
REIT
1,300,000	1/29/20	Simon Property Group, L.P.	1.74%	1,298,180	0.52%
Total U.S. commercial paper (cost: $18,946,261)				18,976,795	7.64%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,500,000	1/2/20	Nationwide Building Society	0.91%	$1,499,924	0.61%
Banks
1,500,000	2/13/20	DNB Bank ASA	1.86%	1,496,596	0.60%
1,300,000	1/27/20	Sumitomo Mitsui Banking Corporation	1.78%	1,298,263	0.52%
Beverages
1,400,000	1/21/20	Diageo Capital plc	1.81%	1,398,522	0.56%
Chemicals
1,400,000	1/10/20	Nutrien Ltd.	1.76%	1,399,314	0.56%
Diversified financial services
1,500,000	1/8/20	Longship Funding Designated Activity Company	1.71%	1,499,431	0.60%
1,400,000	2/3/20	Ontario Teachers Finance Trust	1.75%	1,397,690	0.57%
Insurance
1,300,000	1/6/20	Prudential plc	1.58%	1,299,657	0.52%
Telecommunications
1,300,000	1/7/20	Bell Canada, Inc.	1.63%	1,299,588	0.52%
1,400,000	1/14/20	Rogers Communications Inc.	1.78%	1,399,030	0.57%
Total foreign commercial paper (cost: $13,963,862)				13,988,015	5.63%
Total commercial paper (cost: $32,910,123)				32,964,810	13.27%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2019

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$4,000,000	5/1/22	Boeing Company	2.70%	$4,074,640	1.64%
5,000,000	8/16/21	United Technologies Corporation	3.35%	5,178,972	2.09%
Agriculture
4,850,000	5/5/21	Altria Group, Inc.	4.75%	5,053,651	2.04%
Banks
4,000,000	10/29/20	JPMorgan Chase & Co.	2.55%	4,030,675	1.62%
3,000,000	10/29/20	JPMorgan Chase & Co.	3.13%	3,040,470	1.22%
4,000,000	5/17/22	SunTrust Bank	2.80%	4,085,233	1.65%
4,750,000	1/15/21	Wells Fargo Bank, National Association	2.60%	4,833,343	1.95%
Diversified financial services
4,250,000	4/26/22	Goldman Sachs Group, Inc.	3.00%	4,329,852	1.75%
Energy
4,850,000	2/15/21	Enterprise Products Operating LLC	2.80%	4,945,364	1.99%
Food
3,000,000	4/16/21	General Mills, Inc.	3.20%	3,065,870	1.23%
Healthcare
5,000,000	9/17/21	Cigna Corporation	3.40%	5,161,766	2.08%
3,000,000	6/1/21	CVS Health Corporation	2.13%	3,006,261	1.21%
Media
4,000,000	4/1/21	NBCUniversal Media, LLC	4.38%	4,167,918	1.68%
Pharmaceuticals
4,200,000	5/11/20	Amgen Inc.	2.35%	4,217,523	1.70%
3,500,000	6/25/21	Bayer US Finance II LLC	2.58%	3,507,703	1.41%
4,000,000	5/16/22	Bristol-Myers Squibb Company	2.60%	4,077,500	1.64%
Telecommunications
4,000,000	2/9/22	Apple Inc.	2.50%	4,099,716	1.65%
3,500,000	6/30/22	AT&T Inc.	3.00%	3,578,314	1.44%
Total U.S. corporate notes (cost: $73,603,993)				74,454,771	29.99%

Foreign Corporate Notes
Banks
$5,500,000	3/2/20	Danske Bank A/S	2.20%	$5,539,634	2.23%
Energy
2,500,000	5/11/20	Shell International Finance B.V.	2.13%	2,507,384	1.01%
Insurance
4,000,000	9/20/21	AIA Group Limited	2.43%	4,003,233	1.61%
Manufacturing
3,500,000	11/15/20	GE Capital International Funding Company	2.34%	3,514,824	1.42%
Pharmaceuticals
2,250,000	3/12/20	Allergan Funding SCS	3.14%	2,259,476	0.91%
Total foreign corporate notes (cost: $17,652,262)				17,824,551	7.18%
Total corporate notes (cost: $91,256,255)				92,279,322	37.17%

U.S. Asset Backed Securities
Automotive
$900,000	2/18/22	Americredit Automobile Receivables Trust 2017-1	2.30%	$901,420	0.37%
451,554	7/18/22	Americredit Automobile Receivables Trust 2017-4	2.04%	451,795	0.18%
253,596	1/18/22	Americredit Automobile Receivables Trust 2018-3	3.11%	254,487	0.10%
283,888	9/19/22	Americredit Automobile Receivales Trust 2019-2	2.43%	284,678	0.11%
772,000	7/20/21	BMW Vehicle Lease Trust 2018-1	3.26%	779,225	0.31%
250,000	1/22/24	Capital Auto Receivables Asset Trust 2016-3	2.65%	250,578	0.10%
220,524	2/22/21	Capital Auto Receivables Asset Trust 2018-2	3.02%	220,927	0.09%
400,000	7/15/22	Carmax Auto Owner Trust 2016-4	2.26%	401,167	0.16%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2019

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
U.S. Asset Backed Securities (continued)
Face Value	Maturity Date	Name	Yield[1]
Automotive (continued)
55,198	9/21/20	GM Financial Automobile Leasing Trust 2018-3	2.89%	$55,266	0.02%
100,000	6/21/21	GM Financial Automobile Leasing Trust 2018-3	3.18%	100,589	0.04%
73,041	5/17/21	GM Financial Consumer Automobile Receivables Trust 2018-2	2.55%	73,153	0.03%
52,232	2/16/21	Mercedes- Benz Auto Lease Trust 2018-A	2.41%	52,320	0.02%
150,000	10/15/20	NextGear Floorplan Master Owner Trust , Series 2017-2	2.56%	150,672	0.06%
333,632	5/16/22	Santander Drive Auto Receivables Trust 2017-1	2.58%	334,317	0.14%
500,000	4/20/22	Santander Retail Auto Lease Trust 2019-B	2.29%	501,326	0.20%
525,000	4/20/22	Tesla Auto Lease Trust 2019-A	2.13%	525,261	0.21%
Credit cards
400,000	7/15/20	Barclays Dryrock Issuance Trust, Series 2017-2	2.04%	400,647	0.16%
400,000	8/17/20	Discover Card Execution Note Trust	1.88%	400,350	0.16%
820,000	8/15/24	World Financial Network Credit Card Master Note Trust - Series 2017-C	2.31%	822,189	0.34%
Equipment
121,415	10/22/20	Dell Equipment Finance Trust 2018-1	2.09%	121,496	0.05%
500,000	5/20/22	DLL 2019-2 LLC	2.27%	500,832	0.21%
479,846	6/15/21	GreatAmerica Leasing Receivables Funding LLC, Series 2019-1	2.97%	482,010	0.19%
806,676	1/10/22	MMAF Equipment Finance LLC Series 2019-A	2.84%	811,592	0.33%
205,263	12/20/20	Verizon Owner Trust 2017-2	1.92%	205,342	0.08%
922,784	4/20/22	Verizon Owner Trust 2017-3	2.06%	923,583	0.37%
Student loans
26,574	11/25/27	SLM Student Loan Trust 2011-2	2.39%	26,622	0.01%
657,427	8/25/47	Sofi Professional Loan Program 2018-B Trust	2.64%	658,939	0.27%
Total U.S. asset backed securities (cost: $10,664,803)				10,690,783	4.31%
Total investments in securities (cost: $161,352,357)				$162,552,581	65.47%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$275,964	0.11%
		Currencies		993,230	0.40%
		Energy		179,104	0.07%
		Equity indices		1,049,270	0.42%
		Interest rate instruments		(650,711)	(0.26)%
		Metals		(163,448)	(0.07)%
		Single stock futures		158,891	0.06%
Net unrealized gain (loss) on open long U.S. futures contracts				1,842,300	0.73%

Short U.S. Futures Contracts
		Agricultural commodities		(611,155)	(0.25)%
		Currencies		(1,107,362)	(0.45)%
		Energy		354,367	0.14%
		Equity indices		(10,129)	0.00%
		Interest rate instruments		7,668	0.00%
		Metals		485,172	0.20%
		Single stock futures		(6,634)	0.00%
Net unrealized gain (loss) on open short U.S. futures contracts				(888,073)	(0.36)%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts				954,227	0.37%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2019

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS (continued)
Long Foreign Futures Contracts
Agricultural commodities	$67,579	0.03%
Currencies	(17,669)	(0.01)%
Energy	(11,669)	0.00%
Equity indices	(76,733)	(0.03)%
Interest rate instruments	(1,754,938)	(0.71)%
Metals	35,076	0.01%
Single stock futures	185	0.00%
Net unrealized gain (loss) on open long foreign futures contracts	(1,758,169)	(0.71)%

Short Foreign Futures Contracts
Agricultural commodities	$(914)	0.00%
Currencies	80,885	0.03%
Energy	623,914	0.25%
Equity indices	143,496	0.06%
Interest rate instruments	143,761	0.06%
Net unrealized gain (loss) on open short foreign futures contracts	991,142	0.40%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	(767,027)	(0.31)%

Net unrealized gain (loss) on open futures contracts	$187,200	0.06%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$1,142,214	0.46%
Short	(1,328,398)	(0.54)%
Net unrealized gain (loss) on open U.S. forward currency contracts	(186,184)	(0.08)%

Foreign Forward Currency Contracts
Long	(145,721)	(0.06)%
Short	142,190	0.06%
Net unrealized gain (loss) on open foreign forward currency contracts	(3,531)	0.00%

Net unrealized gain (loss) on open forward currency contracts	$(189,715)	(0.08)%

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

Futures Portfolio Fund, Limited Partnership

Statements of Operations

Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures, forward and swap contracts	$21,717,540	$8,358,826	$23,750,949
Investments in SMFSF	(600,755)	(64,475)	442,126
Investments in securities and certificates of deposit	(228,885)	(584,903)	174,166
Net change in unrealized gain (loss) on:
Futures, forward contracts and swap contracts	(2,305,685)	(8,037,263)	2,273,990
Investments in SMFSF	354,381	(1,694,792)	1,056,968
Investments in securities and certificates of deposit	1,643,633	(6,890)	(88,535)
Exchange membership	(83,000)	(86,500)	43,000
Brokerage commissions and trading expenses	(3,109,619)	(4,248,580)	(4,949,642)
Net realized and change in unrealized gain (loss) on investments	17,387,610	(6,364,577)	22,703,022

Net Investment Income (Loss)
Income
Interest income	7,294,584	5,924,353	5,288,556

Expenses
Trading Advisor management fees	4,250,373	4,929,797	6,647,546
Trading Advisor incentive fees	3,602,010	626,857	4,699,504
Cash Managers fees	203,377	240,429	336,470
General Partner management and performance fees	4,033,876	4,848,144	6,427,712
Selling agent fees – General Partner	3,606,761	4,349,989	5,698,448
Broker dealer servicing fees – General Partner	146,324	181,268	264,944
General Partner 1% allocation	80,477	(165,532)	19,310
Administrative fee – General Partner	791,800	936,489	1,208,280
Investment Manager fees	—	—	953,748
Distribution (12b-1) fees	—	—	25,397
Operating services fee	—	—	130,800
Total expenses	16,714,998	15,947,441	26,412,159
Net investment loss	(9,420,414)	(10,023,088)	(21,123,603)
Net income (loss)	7,967,196	(16,387,665)	1,579,419
Less: net loss attributable to non-controlling interest	—	—	332,291
Net Income (Loss) attributable to the Fund	$7,967,196	$(16,387,665)	$1,911,710

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Operations (continued)

Years Ended December 31, 2019, 2018 and 2017

	Class A Units			Class A2 Units
	2019	2018	2017	2019	2018	2017
Increase (decrease) in net asset value per unit for the year	$90.54	$(235.06)	$50.88	$37.33	$(3.29)	$—
Net income (loss) per unit†	$93.62	$(233.32)	$3.75	$47.30	$(3.29)	$—
Weighted average number of units outstanding	53,296.7889	53,296.7889	70,186.5235	357.7741	146.5000	—

	Class A3 Units			Class B Units
	2019	2018	2017	2019	2018	2017
Increase (decrease) in net asset value per unit for the year	$5.25	$—	$—	$250.24	$(248.73)	$186.46
Net income (loss) per unit†	$(23.98)	$—	$—	$265.77	$(230.40)	$49.92
Weighted average number of units outstanding	62.0304	—	—	11,659.4612	14,571.3605	21,810.1053

	Class I Units			Class R Units
	2019	2018	2017	2019	2018	2017
Increase (decrease) in net asset value per unit for the year	$51.20	$(30.78)	$40.26	$43.59	$(39.22)	$38.05
Net income (loss) per unit†	$38.97	$(30.78)	$38.89	$44.52	$(37.43)	$33.19
Weighted average number of units outstanding	2,401.7383	3,466.2779	3,566.9128	13,323.0893	13,031.4414	12,691.5728

† based on weighted average number of units outstanding during the year.

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows

Years Ended December 31, 2019, 2018 and 2017

	2019	2018	2017
Cash flows from operating activities
Net income (loss)	$7,967,196	$(16,387,665)	$1,579,419
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures, forwards and swap trading	2,305,685	8,529,763	(2,362,114)
Net realized and change in unrealized (gain) loss on SMFSF and fixed income securities	(1,168,374)	2,351,060	(1,584,725)
Purchases of securities and certificates of deposit	(547,522,944)	(544,118,416)	(713,358,772)
Proceeds from disposition of SMFSF and fixed income securities	607,878,125	568,768,969	886,282,982
Changes in
Exchange membership	83,000	86,500	(43,000)
Trading Advisor management fee payable	217,699	(200,141)	(316,335)
Trading Advisor incentive fee payable	109,861	(805,151)	(283,481)
Commissions and other trading fees payable on open contracts	5,139	(33,239)	(39,407)
Cash Managers fees payable	(7,314)	(19,481)	(27,251)
General Partner management and performance fees payable	(46,818)	(97,878)	(222,010)
General Partner 1% allocation receivable/payable	246,009	(194,288)	127,507
Selling agent and broker dealer servicing fees payable – General Partner	(44,785)	(94,876)	(196,288)
Administrative fee payable – General Partner	(8,671)	(21,302)	(38,594)
Other	2,000	—	—
Investment Manager fee payable	—	—	(16,315)
Distribution (12b-1) fees payable	—	—	370
Operating services fee payable	—	—	(2,238)
Net cash provided by (used in) operating activities	70,015,808	17,763,855	169,499,748

Cash flows from financing activities
Subscriptions	11,469,433	6,256,533	6,390,837
Subscriptions received in advance	266,000	224,523	287,000
Redemptions	(57,948,145)	(68,200,191)	(188,262,404)
Non-controlling interest – subscriptions	—	—	12,855,910
Non-controlling interest – redemptions	—	—	(9,262,326)
Effect of deconsolidation	—	—	(19,504,266)
Net cash provided by (used in) financing activities	(46,212,712)	(61,719,135)	(197,495,249)

Net increase (decrease) in cash and cash equivalents	23,803,096	(43,955,280)	(27,995,501)
Cash and cash equivalents, beginning of year	46,185,781	90,141,061	118,136,562
Cash and cash equivalents, end of year	$69,988,877	$46,185,781	$90,141,061

End of year cash and cash equivalents consists of
Cash in broker trading accounts	$64,814,573	$27,926,584	$45,780,428
Cash and cash equivalents	5,174,304	18,259,197	44,360,633
Total end of year cash and cash equivalents	$69,988,877	$46,185,781	$90,141,061

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows (continued)

Years Ended December 31, 2019, 2018 and 2017

Supplemental disclosure of cash flow information
Prior year redemptions paid	$5,057,655	$11,825,677	$18,217,216
Prior year subscriptions received in advance	$244,523	$287,000	$2,687,191

Supplemental schedule of non-cash financing activities
Redemptions payable	$4,780,643	$5,057,655	$11,825,677

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2019, 2018 and 2017

	Class A	Class A2	Class A3	Class B	Class I	Class R	Non-Controlling Interest	Total
Balance at December 31, 2016	$347,445,757	$—	$—	$177,512,074	$3,763,781	$—	$34,477,673	$563,199,285
Net income (loss)	262,925	—	—	1,088,832	138,707	421,246	(332,291)	1,579,419
Subscriptions	4,210,828	—	—	3,582,200	500,000	785,000	13,017,620	22,095,648
Redemptions	(109,127,184)	—	—	(70,063,639)	(855,189)	(2,129,913)	(8,993,026)	(191,168,951)
Transfers	(1,932,003)	—	—	(11,462,386)	—	13,394,389	—	—
Effect of Deconsolidation	—	—	—	—	—	—	(38,169,976)	(38,169,976)
Balance at December 31, 2017	240,860,323	—	—	100,657,081	3,547,299	12,470,722	—	357,535,425
Net income (loss)	(12,435,444)	(482)	—	(3,357,247)	(106,691)	(487,801)	—	(16,387,665)
Subscriptions	2,101,833	146,500	—	1,998,200	—	2,297,000	—	6,543,533
Redemptions	(39,247,936)	—	—	(21,572,150)	—	(612,083)	—	(61,432,169)
Transfers	(2,258,779)	—	—	2,258,779	—	—	—	—
Balance at December 31, 2018	189,019,997	146,018	—	79,984,663	3,440,608	13,667,838	—	286,259,124
Net income (loss)	4,166,331	16,922	(1,488)	3,098,701	93,607	593,123	—	7,967,196
Subscriptions	8,416,056	381,300	88,000	1,938,600	250,000	620,000	—	11,693,956
Redemptions	(35,037,434)	—	—	(18,897,025)	(1,937,641)	(1,799,033)	—	(57,671,133)
Transfers	(373,849)	—	—	373,849	—	—	—	—
Balance at December 31, 2019	$166,191,101	$544,240	$86,512	$66,498,788	$1,846,574	$13,081,928	$—	$248,249,143

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value) continued

Years Ended December 31, 2019, 2018 and 2017

Units

	Class A	Class A2	Class A3	Class B	Class I	Class R
Balance at December 31, 2016	84,825.0303	—	—	29,193.8071	3,828.4541	—
Subscriptions	1,049.5961	—	—	593.1117	519.3249	801.6052
Redemptions	(27,302.0042)	—	—	(11,836.2255)	(881.5011)	(2,186.9855)
Transfers	(490.7801)	—	—	(1,889.0556)	—	13,399.0197
Balance at December 31, 2017	58,081.8421	—	—	16,061.6377	3,466.2779	12,013.6394
Subscriptions	517.9846	146.5000	—	326.3758	—	2,274.1270
Redemptions	(9,717.5796)	—	—	(3466.3744)	—	(603.8767)
Transfers	(562.3963)	—	—	368.8185	—	—
Balance at December 31, 2018	48,319.8508	146.5000	—	13,290.4576	3,466.2779	13,683.8897
Subscriptions	2,129.9459	379.8226	86.0607	303.1254	247.1650	612.4237
Redemptions	(8,832.8800)	—	—	(3,045.6841)	(1,944.3347)	(1,746.7731)
Transfers	(93.9364)	—	—	60.6087	—	—
Balance at December 31, 2019	$41,522.9804	526.3226	86.0607	10,608.5075	1,769.1082	12,549.5403

Net Asset Value per Unit

	Class A	Class A2	Class A3	Class B	Class I	Class R

December 31, 2019	$4,002.39	$1,034.04	$1,005.25	$6,268.44	$1,043.79	$1,042.42
December 31, 2018	3,911.85	996.71		6,018.20	992.59	998.83
December 31, 2017	4,146.91	—		6,266.93	1,023.37	1,038.05

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

Steben & Company, LLC (“General Partner”), is the general partner of the Fund and a Maryland limited liability company registered with the CFTC as a commodity pool operator and a commodities introducing broker, and is also registered with the SEC as a registered investment advisor and a broker dealer. The General Partner is a member of the NFA and FINRA. The General Partner manages all aspects of the Fund’s business and serves as one of the Fund’s selling agents.

On October 31, 2019, Octavus Group, LLC acquired all of the stock of the General Partner. Octavus Group is the parent company of LoCorr Fund Management LLC, which serves as the investment advisor to multiple alternative investment mutual funds. LoCorr Fund Management LLC operates alternative investment funds with a low correlation to traditional asset classes.

The six classes of Units in the Fund differ only in the fees applicable to each class. Class A Units are subject to a 2% per annum selling agent fee. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. Class B Units are subject to a 0.2% per annum broker dealer servicing fee. Class I Units are subject to higher minimum investments requirements and lower General Partner management fees (0.75% per annum instead of 1.50% per annum) as well as a General Partner performance fee (7.5% of new profits, described more fully in Footnote 4). Class R Units do not pay selling compensation or servicing fees to selling agents and are generally intended for clients of registered investment advisors. Class R Units were introduced in March 2017, and on April 1, 2017, approximately $14 million in Class B Units transferred to R Units. Class A2 and A3 Units were introduced in June 2017.

At December 31, 2019, the Fund owned approximately $22 million of Class I shares of the Steben Managed Futures Strategy Fund (“SMFSF”), which represents approximately 38% of that fund. SMFSF is a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end investment company. SMFSF has a similar investment strategy to the Fund, using commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments.

Prior to August 31, 2017, the Fund owned more than 50% of the outstanding shares of SMFSF and therefore had effective control of that entity. Accordingly, the assets, liabilities and operating results of SMFSF were consolidated with the Fund through that date. The portion of SMFSF that was not owned by the Fund was presented as the non-controlling interest. On August 31, 2017, the Fund’s ownership of SMFSF dropped below 50%. With this decrease in ownership, the Fund no longer has effective control of SMFSF, and effective August 31, 2017 no longer consolidates the assets, liabilities and operating results of SMFSF into the Fund. The Fund continues to hold an investment in SMFSF and any changes in the fair value of its investment in SMFSF are reported on the Statement of Operations. The investment in SMFSF is reported on the statements of financial condition as investment in SMFSF. For financial reporting purposes, SMFSF is treated as a related party. For the years ended December 31, 2019 and 2018, the Fund redeemed $6 million and $5 million, respectively, of its investment in SMFSF. In January 2020 SMFSF was merged into the LoCorr Macro Strategies Fund and the Fund fully redeemed its investment following the merger.

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

Consolidation

Through August 31, 2017, the accompanying financial statements included the accounts of the Fund and SMFSF, for which the Fund was the majority shareholder. On August 31, 2017, the Fund ceased being the majority shareholder of SMFSF and no longer consolidates that entity into its financial statements. Intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition

Futures, forward currency contracts, investments in securities, certificates of deposit, and the exchange membership are recorded on a trade date basis, and gains or losses are realized when contracts/positions are liquidated. Realized gains and losses on investments in securities and certificates of deposit are determined on a specific identification basis and are included in net realized and change in unrealized gain (loss) in the statements of operations. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses. The difference between cost and the fair value of open investments in securities and certificates of deposit is reflected as unrealized gain or loss on investments in securities and certificates of deposit. Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations. Interest income earned on investments in securities, certificates of deposit and other cash and cash equivalent balances is recorded on an accrual basis. Market discounts and premiums on fixed-income securities are amortized daily over the expected life of the security using the effective yield method.

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

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, an instrument’s level within the fair value hierarchy is based on the lowest level of input that is significant to the fair value measurement. The Fund’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the investment.

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2019 and 2018, there were no such transfers between levels.

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

The investment in SMFSF (a mutual fund), a money market fund and futures contracts are valued using quoted market prices for identical assets in active markets and are classified within Level 1. The fair values of forward currency contracts are based upon third-party quoted dealer values on the interbank market and are classified within Level 2.

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

Brokerage Commissions and Trading Expenses

Brokerage commissions and trading expenses include brokerage and other trading fees and are charged to expense when contracts are opened and closed.

Redemptions Payable

Redemptions payable represent redemptions that meet the requirements of the Fund and have been approved by the General Partner prior to year-end. These redemptions have been recorded using the year end net asset value per Unit.

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through December 31, 2019. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2016.

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

Reclassification

Certain amounts in the 2018 and 2017 financial statements may have been reclassified to conform to the 2019 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

New Accounting Pronouncements

Fair Value Disclosures

In August 2018, the FASB issued guidance updating the disclosure requirements for fair value measurement and the fair value hierarchy. Primarily, the guidance added or modified certain disclosures regarding Level 3 fair value measurements and removed certain disclosures involving transfers between Level 1 and Level 2 of the fair value hierarchy. Historically, the Fund has not had any Level 3 fair value measurements and has not had any transfers between Level 1 and Level 2 on the fair value hierarchy. The update is effective beginning after December 15, 2019, although early adoption is permitted. The Fund anticipates no impact of adopting this guidance.

2.     Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At December 31, 2019
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$187,200	$—	$187,200
Net unrealized gain (loss) on open forward currency contracts*	—	(189,715)	(189,715)
Cash and cash equivalents:
Money market fund	4,326,784	—	4,326,784
Investment in SMFSF	22,738,951	—	22,738,951
Investments in securities:
U.S. Treasury securities*	26,617,666	—	26,617,666
Asset backed securities*	—	10,690,783	10,690,783
Commercial paper*	—	32,964,810	32,964,810
Corporate notes*	—	92,279,322	92,279,322
Exchange membership	—	62,500	62,500
Total	$53,870,601	$135,807,700	$189,678,301

*See the condensed schedule of investments for further description.

At December 31, 2018
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$2,148,112	$—	$2,148,112
Net unrealized gain (loss) on open forward currency contracts*	—	155,058	155,058
Cash and cash equivalents:
Money market fund	14,836,223	—	14,836,223
Investment in SMFSF	27,423,206	—	27,423,206
Investments in securities:
U.S. Treasury securities*	67,375,307	—	67,375,307
Asset backed securities*	—	11,694,238	11,694,238
Commercial paper*	—	37,438,570	37,438,570
Corporate notes*	—	100,547,018	100,547,018
Exchange membership	—	145,500	145,500
Total	$111,782,848	$149,980,384	$261,763,232

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at December 31, 2019 and 2018, or during the three years ended December 31, 2019.

In addition to the financial instruments listed above, substantially all the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.     Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At December 31, 2019 and 2018, the Fund’s derivative contracts had the following impact on the statements of financial condition:

December 31, 2019	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts: Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$495,307	$(763,833)	$(268,526)
Currencies	1,281,520	(1,332,436)	(50,916)
Energy	1,418,955	(273,239)	1,145,716
Equity indices	1,802,335	(696,431)	1,105,904
Interest rate instruments	355,541	(2,609,761)	(2,254,220)
Metals	9,213,100	(8,856,300)	356,800
Single stock futures	188,986	(36,544)	152,442
Net unrealized gain (loss) on open futures contracts	$14,755,744	$(14,568,544)	$187,200

Net unrealized gain (loss) on open forward currency contracts	$1,810,575	$(2,000,290)	$(189,715)

At December 31, 2019, there were 24,843 open futures contracts and 4,249 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2019 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank AG	$(173,480)	$—	$—	$(173,480)
Deutsche Bank Securities, Inc.	(223,065)	—	—	(223,065)
JP Morgan Securities, LLC	548,538	—	—	548,538
SG Americas Securities, LLC	(165,943)	—	—	(165,943)
Société Générale International Limited	11,435	—	—	11,435
Total	$(2,515)	$—	$—	$(2,515)

December 31, 2018	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts: Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,218,664	$(342,814)	$875,850
Currencies	760,876	(973,645)	(212,769)
Energy	2,141,913	(1,578,431)	563,482
Equity indices	2,064,863	(2,433,465)	(368,602)
Interest rate instruments	3,725,805	(2,010,355)	1,715,450
Metals	8,434,167	(8,874,714)	(440,547)
Single stock futures	81,038	(65,790)	15,248
Net unrealized gain (loss) on open futures contracts	$18,427,326	$(16,279,214)	$2,148,112

Net unrealized gain (loss) on open forward currency contracts	$2,315,077	$(2,160,019)	$155,058

At December 31, 2018, there were 26,433 open futures contracts and 2,198 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2018 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank AG	$(125,958)	$—	$—	$(125,958)
Deutsche Bank Securities, Inc.	(204,863)	—	—	(204,863)
JP Morgan Securities, LLC	(208,608)	—	—	(208,608)
SG Americas Securities, LLC	2,561,583	—	—	2,561,583
Société Générale International Limited	281,016	—	—	281,016
Total	$2,303,170	$—	$—	$2,303,170

For the years ended December 31, 2019, 2018 and 2017, the Fund’s futures and forwards contracts had the following impact on the statements of operations:

	2019		2018
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(2,676,743)	$(1,144,375)	$(2,561,835)	$(89,298)
Currencies	(475,972)	161,853	(788,025)	(912,945)
Energy	(8,168,871)	582,233	14,523,103	(3,362,912)
Equity indices	9,018,161	1,474,506	(4,387,205)	(2,541,388)
Interest rate instruments	23,349,604	(3,969,669)	1,473,055	3,062,855
Metals	(380,443)	797,346	1,917,247	(2,919,410)
Single stock futures	274,580	137,194	(102,236)	(19,207)
Total futures contracts	20,940,316	(1,960,912)	10,074,104	(6,782,305)

Forward currency contracts	680,518	(344,773)	(1,375,239)	(1,747,458)

Total futures, forward currency and swap contracts	$21,620,834	$(2,305,685)	$8,698,865	$(8,529,763)

	2017
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(6,968,291)	$274,000
Currencies	(7,944,502)	34,900
Energy	(16,322,348)	1,714,614
Equity indices	85,262,449	(792,640)
Interest rate instruments	(21,099,792)	(3,289,779)
Metals	(5,438,472)	3,067,571
Single stock futures	2,546,268	206,565
Total futures contracts	30,035,312	1,215,231

Forward currency contracts	(7,815,159)	1,146,883

Swap contract	$22,220,153	$2,362,114
Total futures, forward currency and swap contracts	$(6,968,291)	$274,000

For the years ended December 31, 2019, 2018 and 2017, the number of futures contracts closed was 988,640, 1,846,304 and 2,003,372, respectively, and the number of forward currency contracts closed was 1,141,483, 449,669 and 236,846, respectively.

4.     General Partner

At December 31, 2019, 2018 and 2017, and for the years then ended, the General Partner did not maintain a capital balance in the Fund.

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

Principal Global Investors, LLC serves as the cash manager for the Fund. Prior to December 31, 2017, J.P. Morgan Investment Management, Inc. also served as a cash manager (collectively, the “Cash Managers”). The Fund incurs monthly fees, payable in arrears to the Cash Managers, equal to approximately 1/12th of 0.11% and 1/12th of 0.14% of the investments in securities and certificates of deposit as of the period ended December 31, 2019 and 2018, respectively.

6.         Deposits with Brokers

To meet margin requirements, the Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At December 31, 2019 and 2018, the Fund had assets totaling $64,812,057 and $60,138,342, respectively, with brokers and margin deposit requirements of $40,682,048 and $38,554,368, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A, A2, A3, B and R units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, A2, A3, B, I or R interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At December 31, 2019 and 2018, the Fund received advance subscriptions of $266,000 and $224,523, respectively, which were recognized as subscriptions to the Fund subsequent to period-end.

The Fund is not required to make distributions but may do so at the sole discretion of the General Partner. A limited partner may request and receive redemption of Class A, A2, A3, B, I or R Units owned at the end of any month, subject to five business days’ prior written notice to the General Partner, and in certain circumstances, restrictions in the Partnership Agreement.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at December 31, 2019.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$26,617,666	$18,976,795	$74,454,771	$10,690,783	$130,740,015	52.66%
Denmark	—	—	5,539,634	—	5,539,634	2.23%
Canada	—	5,495,622	—	—	5,495,622	2.22%
Ireland	—	1,499,431	3,514,824	—	5,014,255	2.02%
United Kingdom	—	4,198,103	—	—	4,198,103	1.69%
Hong Kong	—	—	4,003,233	—	4,003,233	1.61%
Luxumbourg	—	—	2,259,476	—	2,259,476	0.91%
Netherlands	—	—	2,507,384	—	2,507,384	1.01%
Norway	—	1,496,596	—	—	1,496,596	0.60%
Japan	—	1,298,263	—	—	1,298,263	0.52%
Total	$26,617,666	$32,964,810	$92,279,322	$10,690,783	$162,552,581	65.47%

The following table presents the exposure at December 31, 2018.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$67,375,307	$30,346,125	$72,501,563	$11,694,238	$181,917,233	63.55%
Netherlands	—	—	7,501,101	—	7,501,101	2.62%
United Kingdom	—	—	5,488,176	—	5,488,176	1.92%
Denmark	—	—	5,421,142	—	5,421,142	1.89%
Canada	—	4,695,622	—	—	4,695,622	1.64%
Ireland	—	1,199,915	3,388,044	—	4,587,959	1.60%
Hong Kong	—	—	3,985,136	—	3,985,136	1.39%
Luxumbourg	—	—	2,261,856	—	2,261,856	0.79%
Japan	—	1,196,908	—	—	1,196,908	0.42%
Total	$67,375,307	$37,438,570	$100,547,018	$11,694,238	$217,055,133	75.82%

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

The following information presents per unit operating performance data and other ratios for the years ended December 31, 2019, 2018 and 2017, assuming the unit was outstanding throughout the entire year:

	2019
	Class A	Class A2	Class A3†††	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$3,911.85	$996.71	$1,000.00	$6,018.20	$992.59	$998.83

Net realized and change in unrealized gain (loss) on investments (1)	256.20	63.88	12.50	397.19	66.35	65.24
Net investment income (loss) (1)	(165.66)	(26.55)	(7.25)	(146.95)	(15.15)	(21.65)
Total income (loss) from operations	90.54	37.33	5.25	250.24	51.20	43.59

Net asset value per unit, end of period	$4,002.39	$1,034.04	$1,005.25	$6,268.44	$1,043.79	$1,042.42

Total return	2.31%	3.75%	0.53%	4.16%	5.16%	4.36%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)	6.87%	5.58%	2.70%	5.06%	4.14%	4.82%
General Partner 1% allocation	0.02%	0.05%	(0.03%)	0.04%	0.04%	0.04%
Net total expenses	6.89%	5.63%	2.67%	5.10%	4.18%	4.86%

Net investment income (loss) (2) (3)	(4.13)%	(2.51)%	(0.78)%	(2.33)%	(1.45)%	(2.06)%

	2018
	Class A	Class A2††	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,146.91	$1,000.00	$6,266.93	$1,023.37	$1,038.05

Net realized and change in unrealized gain (loss) on investments (1)	(84.38)	(1.80)	(129.61)	(21.82)	(21.91)
Net investment income (loss) (1)	(150.68)	(1.49)	(119.12)	(8.96)	(17.31)
Total income (loss) from operations	(235.06)	(3.29)	(248.73)	(30.78)	(39.22)

Net asset value per unit, end of period	$3,911.85	$996.71	$6,018.20	$992.59	$998.83

Total return	(5.67)%	(0.33)%	(3.97)%	(3.01)%	(3.78)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)	5.62%	0.54%	3.81%	2.76%	3.60%
General Partner 1% allocation	(0.06)%	0.00%	(0.04)%	(0.03)%	(0.04)%
Net total expenses	5.56%	0.54%	3.77%	2.73%	3.56%

Net investment income (loss) (2) (3)	(3.78)%	(0.15)%	(1.97)%	(0.92)%	(1.73)%

	2017
	Class A	Class A2	Class B	Class I	Class R†
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,096.03	$—	$6,080.47	$983.11	$1,000.00

Net realized and change in unrealized gain (loss) on investments (1)	274.94	—	415.13	67.05	62.87
Net investment income (loss) (1)	(224.06)	—	(228.67)	(26.79)	(24.82)
Total income (loss) from operations	50.88	—	186.46	40.26	38.05

Net asset value per unit, end of period	$4,146.91	$—	$6,266.93	$1,023.37	$1,038.05

Total return	1.24%	—	3.07%	4.10%	3.80%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)	6.86%	—	5.06%	3.97%	4.61%
General Partner 1% allocation	0.00%	—	0.01%	0.04%	0.03%
Net total expenses	6.86%	—	5.07%	4.01%	4.64%

Net investment income (loss) (2) (3)	(5.61)%	—	(3.81)%	(2.72)%	(3.31)%

† Class R Units were first purchased in April 2017. Total return for 2017 is for the period from first purchase to year end and is not annualized.

†† Class A2 Units were first purchased in December 2018. Total return for 2018 is for the period from first purchase to year end and is not annualized.

††† Class A3 units were first purchased in July 2019. The total return for 2019 is for the period from first purchase to year end and is not annualized.

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

The recent global outbreak of COVID-19 has disrupted economic markets. The extent of the economic impact is uncertain at this time, and it is unclear if this event will have a positive or negative impact on the performance of the Fund.

Subsequent to year end, there were $266,000 of contributions and $11,929,666 of redemptions from the Fund.

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