Form 10-Q
period 2020-03-31
FUTURES PORTFOLIO FUND L.P.
filed 2020-05-15
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

Commission file number:  000-50728

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

Organized in Maryland	IRS Employer Identification No.: 52-1627106

Address:  c/o Steben & Company, LLC, 687 Excelsior Boulevard, Excelsior, MN  55331

Telephone: (952) 767-6900

Securities registered pursuant to Section 12(b) of the Act:  N/A

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

PART I:  FINANCIAL INFORMATION

Item 1.  Financial Statements

Futures Portfolio Fund, Limited Partnership

Statements of Financial Condition

March 31, 2020 (unaudited) and December 31, 2019

	March 31, 2020	December 31, 2019
Assets	(unaudited)
Equity in broker trading accounts
Cash	$37,373,064	$64,814,573
Net unrealized gain (loss) on open futures contracts	5,209,865	187,200
Net unrealized gain (loss) on open forward currency contracts	879,999	(189,715)
Total equity in broker trading accounts	43,462,928	64,812,058
Cash	17,957,919	5,174,304
Investments in securities, at fair value (cost $152,399,543 and $161,352,357)	152,597,275	162,552,581
Investment in SMFSF, at fair value (cost $-0- and $25,620,952)	—	22,738,951
General Partner 1% allocation receivable	242,554	—
Exchange membership, at fair value (cost $189,000 and $189,000)	80,000	62,500
Total assets	$214,340,676	$255,340,394

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading advisor management fees payable	$471,742	$586,747
Trading advisor incentive fees payable	213,562	602,408
Commissions and other trading fees payable on open contracts	23,075	55,213
Cash Manager fees payble	99,781	48,576
General Partner management and performance fees payable	265,447	315,840
Selling agent fees payable - General Partner	239,787	285,554
Broker dealer servicing fees payable - General Partner	9,886	11,224
Administration fee payable - General Partner	74,066	58,569
General Partner 1% allocation payable	—	80,477
Redemptions payable	4,442,475	4,780,643
Subscriptions received in advance	121,911	266,000
Total liabilities	5,961,732	7,091,251

Partners’ Capital (Net Asset Value)
Class A interests - 39,200.7154 and 41,522.9804 units outstanding at March 31, 2020 and December 31, 2019, respectively	140,695,251	166,191,101
Class A2 interests - 621.0963 and 526.3226 units outstanding at March 31, 2020 and December 31, 2019, respectively	577,925	544,240
Class A3 interests - 86.0607 units outstanding at March 31, 2020 and December 31, 2019, respectively	77,820	86,512
Class B interests - 9,931.2280 and 10,608.5075 units outstanding at March 31, 2020 and December 31, 2019, respectively	56,074,695	66,498,788
Class I interests - 1,769.1082 units outstanding at March 31, 2020 and December 31, 2019, respectively	1,667,220	1,846,574
Class R interests - 9,884.7705 and 12,549.5403 units outstanding at March 31, 2020 and December 31, 2019, respectively	9,286,033	13,081,928
Total partners’ capital (net asset value)	208,378,944	248,249,143
Total liabilities and partners’ capital (net asset value)	$214,340,676	$255,340,394

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

March 31, 2020 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield [1]
$3,500,000	4/15/20	U.S. Treasury	1.50%	$3,523,148	1.69%
8,500,000	5/15/20	U.S. Treasury	1.50%	8,560,291	4.11%
6,000,000	6/15/20	U.S. Treasury	1.50%	6,040,620	2.90%
6,000,000	8/31/20	U.S. Treasury	1.38%	6,036,236	2.90%
6,000,000	10/31/21	U.S. Treasury	2.00%	6,208,877	2.98%
Total U.S. Treasury securities (cost: $30,251,943)				30,369,172	14.58%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield [1]
Automotive
$1,300,000	4/9/20	PACCAR Financial Corp.	0.96%	$1,299,688	0.62%
Banks
1,400,000	4/7/20	Nieuw Amsterdam Receivables Corporation B.V.	0.93%	1,399,748	0.67%
Beverages
1,300,000	4/29/20	Brown-Forman Corporation	1.08%	1,298,868	0.62%
Diversified financial services
1,400,000	4/6/20	DCAT, LLC	1.00%	1,399,767	0.67%
1,300,000	4/3/20	Gotham Funding Corporation	0.77%	1,299,917	0.62%
1,400,000	4/24/20	Intercontinental Exchange, Inc.	2.25%	1,397,898	0.67%
1,300,000	4/16/20	Manhattan Asset Funding Company LLC	1.53%	1,299,117	0.62%
Energy
1,400,000	4/2/20	Dominion Energy, Inc.	0.87%	1,399,932	0.67%
Food
1,400,000	4/7/20	Mondelez International, Inc.	1.49%	1,399,594	0.68%
Insurance
1,300,000	4/3/20	Nationwide Life Insurance Company	1.03%	1,299,888	0.63%
Machinery
1,400,000	6/1/20	Deere & Company	1.05%	1,397,462	0.68%
Media
1,300,000	4/14/20	The Walt Disney Company	1.24%	1,299,376	0.63%
Pharmaceuticals
1,300,000	5/11/20	Novartis Finance Corporation	1.54%	1,297,718	0.62%
1,400,000	4/16/20	Pfizer Inc.	1.52%	1,399,055	0.67%
Water
1,400,000	4/1/20	American Water Capital Corp.	0.00%	1,400,000	0.67%
Total U.S. commercial paper (cost: $20,261,482)				20,288,028	9.74%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2020 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield [1]
Banks
$1,400,000	4/6/20	Skandinaviska Enskilda Banken AB (publ.)	1.47%	$1,399,656	0.67%
1,300,000	4/22/20	Sumitomo Mitsui Banking Corporation	1.61%	1,298,718	0.62%
Chemicals
1,300,000	4/2/20	Nutrien Ltd.	0.87%	1,299,937	0.62%
Diversified financial services
1,300,000	5/6/20	Longship Funding Designated Activity Company	1.56%	1,297,978	0.62%
Energy
1,400,000	4/9/20	Engie SA	1.48%	1,399,480	0.67%
Insurance
1,400,000	4/28/20	Prudential plc	1.59%	1,398,268	0.67%
Total foreign commercial paper (cost: $8,073,452)				8,094,037	3.87%
Total commercial paper (cost: $28,334,934)				28,382,065	13.61%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield [1]
Aerospace
$4,000,000	5/1/22	Boeing Company	2.70%	3,843,196	1.84%
Agriculture
4,850,000	5/5/21	Altria Group, Inc.	4.75%	5,002,760	2.40%
Banks
4,000,000	10/29/20	JPMorgan Chase & Co.	2.55%	4,048,067	1.94%
3,000,000	10/29/20	JPMorgan Chase & Co.	2.98%	3,013,323	1.45%
4,750,000	1/15/21	Wells Fargo Bank, National Association	2.60%	4,800,638	2.30%
Diversified financial services
4,250,000	4/26/22	Goldman Sachs Group, Inc.	3.00%	4,316,668	2.07%
4,000,000	5/17/22	SunTrust Bank	2.80%	4,092,513	1.96%
Energy
4,850,000	2/15/21	Enterprise Products Operating LLC	2.80%	4,842,661	2.32%
Food
3,000,000	4/16/21	General Mills, Inc.	3.20%	3,077,303	1.48%
Healthcare
5,000,000	9/17/21	Cigna Corporation	3.40%	5,056,511	2.43%
3,000,000	6/1/21	CVS Health Corporation	2.13%	3,002,401	1.44%
4,797,000	3/15/22	Medtronic, Inc.	3.15%	4,977,027	2.39%
Pharmaceuticals
4,200,000	5/11/20	Amgen Inc.	2.18%	4,213,117	2.02%
3,500,000	6/25/21	Bayer US Finance II LLC	1.85%	3,387,650	1.63%
4,000,000	5/16/22	Bristol-Myers Squibb Company	2.60%	4,121,512	1.98%
3,500,000	2/1/23	Zoetis Inc.	3.25%	3,582,546	1.72%
Telecommunications
4,000,000	2/9/22	Apple Inc.	2.50%	4,125,148	1.98%
3,500,000	6/30/22	AT&T Inc.	3.00%	3,555,889	1.71%
Total U.S. corporate notes (cost: $73,001,482)				73,058,930	35.06%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
March 31, 2020 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield [1]
Energy
$2,500,000	5/11/20	Shell International Finance B.V.	2.13%	$2,517,968	1.21%
Insurance
4,000,000	9/20/21	AIA Group Limited	1.64%	3,947,181	1.89%
Manufacturing
3,500,000	11/15/20	GE Capital International Funding Company	2.34%	3,515,748	1.69%
Total foreign corporate notes (cost: $9,933,690)				9,980,897	4.79%
Total corporate notes (cost: $82,935,172)				83,039,827	39.85%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield [1]
Automotive
$572,529	2/18/22	Americredit Automobile Receivables Trust 2017-1	2.30%	562,494	0.27%
301,460	7/18/22	Americredit Automobile Receivables Trust 2017-4	2.04%	300,927	0.14%
122,334	1/18/22	Americredit Automobile Receivables Trust 2018-3	3.11%	122,396	0.06%
208,102	9/19/22	Americredit Automobile Receivales Trust 2019-2	2.43%	207,250	0.10%
1,296,764	1/18/23	Americredit Automobile Receivables Trust 2019-3	2.17%	1,294,024	0.62%
772,000	7/20/21	BMW Vehicle Lease Trust 2018-1	3.26%	768,668	0.37%
250,000	1/22/24	Capital Auto Receivables Asset Trust 2016-3	2.65%	250,326	0.12%
47,592	2/22/21	Capital Auto Receivables Asset Trust 2018-2	3.02%	47,668	0.02%
400,000	7/15/22	Carmax Auto Owner Trust 2016-4	2.26%	400,581	0.19%
76,924	6/21/21	GM Financial Automobile Leasing Trust 2018-3	3.18%	77,033	0.04%
600,000	6/20/22	Honda Auto Receivables 2019-4 Owner Trust	1.86%	594,978	0.29%
13,813	2/16/21	Mercedes- Benz Auto Lease Trust 2018-A	2.41%	13,812	0.01%
150,000	10/15/20	NextGear Floorplan Master Owner Trust , Series 2017-2	2.56%	148,371	0.07%
157,668	5/16/22	Santander Drive Auto Receivables Trust 2017-1	2.58%	157,743	0.08%
457,711	4/20/22	Santander Retail Auto Lease Trust 2019-B	2.29%	455,448	0.22%
525,000	4/20/22	Tesla Auto Lease Trust 2019-A	2.13%	522,466	0.25%
526,937	8/15/23	World Omni Select Auto Trust 2019-A	2.06%	525,334	0.25%
Banks
22,597	11/25/27	SLM Student Loan Trust 2011-2	1.55%	22,443	0.01%
Credit cards
400,000	7/15/20	Barclays Dryrock Issuance Trust, Series 2017-2	1.00%	398,213	0.19%
400,000	8/17/20	Discover Card Execution Note Trust	1.88%	399,352	0.19%
820,000	8/15/24	World Financial Network Credit Card Master Note Trust - Series 2017-C	2.31%	811,862	0.39%
Equipment
11,804	10/22/20	Dell Equipment Finance Trust 2018-1	1.22%	11,808	0.01%
423,093	5/20/22	DLL 2019-2 LLC	2.27%	419,945	0.20%
349,484	6/15/21	GreatAmerica Leasing Receivables Funding LLC, Series 2019-1	2.97%	351,689	0.17%
825,000	6/15/22	GreatAmerica Leasing Receivables Funding, LLC	1.76%	817,643	0.39%
103,132	12/20/21	Verizon Owner Trust 2017-2	1.92%	102,553	0.05%
598,983	4/20/22	Verizon Owner Trust 2017-3	2.06%	600,243	0.29%
Student loans
435,036	8/25/47	Sofi Professional Loan Program 2018-B Trust	2.64%	420,941	0.20%
Total U.S. asset backed securities (cost: $10,877,494)				10,806,211	5.19%
Total investments in securities (cost: $152,399,543)				$152,597,275	73.23%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
March 31, 2020 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$44,058	0.02%
Currencies	8,426	0.00%
Energy	(107,618)	(0.05)%
Equity indices	165,339	0.08%
Interest rate instruments	1,658,417	0.80%
Metals(2)	(17,169,204)	(8.24)%
Single stock futures	49,655	0.02%
Net unrealized gain (loss) on open long U.S. futures contracts	(15,350,927)	(7.37)%

Short U.S. Futures Contracts
Agricultural commodities	248,377	0.12%
Currencies	119,184	0.06%
Energy	1,900,792	0.91%
Equity indices	45,837	0.02%
Interest rate instruments	(85,449)	(0.04)%
Metals(2)	17,597,791	8.45%
Single stock futures	(10,859)	(0.01)%
Net unrealized gain (loss) on open short U.S. futures contracts	19,815,673	9.51%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	4,464,746	2.14%

Long Foreign Futures Contracts
Agricultural commodities	(13,907)	(0.01)%
Currencies	111,884	0.05%
Energy	(487)	0.00%
Equity indices	435,721	0.21%
Interest rate instruments	290,776	0.14%
Metals	15,650	0.01%
Net unrealized gain (loss) on open long foreign futures contracts	839,637	0.40%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
March 31, 2020 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS (continued)
Short Foreign Futures Contracts
Agricultural commodities	$(16,197)	(0.01)%
Currencies	(36,687)	(0.02)%
Energy	285,471	0.14%
Equity indices	(183,504)	(0.09)%
Interest rate instruments	(143,601)	(0.07)%
Net unrealized gain (loss) on open short foreign futures contracts	(94,518)	(0.05)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	745,119	0.35%

Net unrealized gain (loss) on open futures contracts	$5,209,865	2.49%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long(2)	$(3,453,234)	(1.66)%
Short(2)	4,073,635	1.95%
Net unrealized gain (loss) on open U.S. forward currency contracts	620,401	0.29%

Foreign Forward Currency Contracts
Long	1,148,479	0.55%
Short	(888,881)	(0.43)%
Net unrealized gain (loss) on open foreign forward currency contracts	259,598	0.12%

Net unrealized gain (loss) on open forward currency contracts	$879,999	0.41%

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

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2019

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS (continued)
Long Foreign Futures Contracts
Agricultural commodities	$67,579	0.03%
Currencies	(17,669)	(0.01)%
Energy	(11,669)	0.00%
Equity indices	(76,733)	(0.03)%
Interest rate instruments	(1,754,938)	(0.71)%
Metals	35,076	0.01%
Single stock futures	185	0.00%
Net unrealized gain (loss) on open long foreign futures contracts	(1,758,169)	(0.71)%

Short Foreign Futures Contracts
Agricultural commodities	(914)	0.00%
Currencies	80,885	0.03%
Energy	623,914	0.25%
Equity indices	143,496	0.06%
Interest rate instruments	143,761	0.06%
Net unrealized gain (loss) on open short foreign futures contracts	991,142	0.40%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	(767,027)	(0.31)%

Net unrealized gain (loss) on open futures contracts	$187,200	0.06%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$1,142,214	0.46%
Short	(1,328,398)	(0.54)%
Net unrealized gain (loss) on open U.S. forward currency contracts	(186,184)	(0.08)%

Foreign Forward Currency Contracts
Long	(145,721)	(0.06)%
Short	142,190	0.06%
Net unrealized gain (loss) on open foreign forward currency contracts	(3,531)	0.00%

Net unrealized gain (loss) on open forward currency contracts	$(189,715)	(0.08)%

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

Futures Portfolio Fund, Limited Partnership

Statements of Operations

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures and forward contracts	$(27,101,585)	$68,667
Investments in SMFSF	(2,753,150)	(300,113)
Investments in securities	278,233	(398,350)
Net change in unrealized gain (loss) on:
Futures and forward contracts	6,092,379	6,652,512
Investments in SMFSF	2,882,001	152,355
Investments in securities	(1,146,766)	1,198,061
Exchange membership	17,500	(30,000)
Brokerage commissions and trading expenses	(529,032)	(830,492)
Net realized and change in unrealized gain (loss) on investments	(22,260,420)	6,512,640

Net Investment Income (Loss)
Income
Interest income (loss)	1,083,448	1,570,431

Expenses
Trading Advisor management fee	889,708	1,061,485
Trading Advisor incentive fee	213,562	1,226,335
Cash Manager fees	51,205	54,674
General Partner management and performance fees	875,437	1,036,488
Selling agent fees – General Partner	782,424	918,506
Broker dealer servicing fees – General Partner	32,098	38,727
General Partner 1% allocation	(242,554)	35,440
Administrative expenses – General Partner	234,010	202,824
Total expenses	2,835,890	4,574,479
Net investment income (loss)	(1,752,442)	(3,004,048)
Net Income (Loss)	$(24,012,862)	$3,508,592

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Operations (continued)

For the Three Months Ended March 31, 2020 and 2019 (unaudited)

			Three Months Ended March 31, 2020
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(413.29)	$(103.55)	$(101.01)	$(622.14)	$(101.38)	$(102.99)
Net income (loss) per unit†	$(398.49)	$(107.66)	$(101.00)	$(618.84)	$(101.38)	$(88.13)

Weighted average number of units outstanding	40,634.2480	597.4029	86.0607	10,583,8129	1,769.1082	11,556.0472

			Three Months Ended March 31, 2019
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$46.76	$15.42	$—	$99.20	$18.88	$16.96
Net income (loss) per unit†	$43.47	$38.88	$—	$89.64	$19.23	$17.48

Weighted average number of units outstanding	47,015.4240	169.1293	—	12,892.3936	3,402.6750	13,565.6655

† (based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows

For the Three Months Ended March 31, 2019 and 2018

(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$(24,012,862)	$3,508,592
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures and forwards trading	(6,092,379)	(6,652,512)
Net realized and change in unrealized (gain) loss on SMFSF, securities and certificates of deposit	739,682	(651,953)
Purchases of securities and certificates of deposit	(156,019,995)	(109,548,291)
Proceeds from disposition of SMFSF, securities and certificates of deposit	187,974,570	138,339,356
Changes in
Exchange membership	(17,500)	30,000
Trading Advisor management fee payable	(115,005)	28,137
Trading Advisor incentive fee payable	(388,846)	733,788
Commissions and other trading fees payable on open contracts	(32,138)	12,833
Cash Manager fees payable	51,205	(6,392)
General Partner management and performance fees payable	(50,393)	(11,178)
General Partner 1% allocation receivable/payable	(323,031)	200,972
Selling agent fees payable – General Partner	(45,767)	(13,776)
Broker dealer servicing fees payable – General Partner	(1,338)	(536)
Administrative fee payable – General Partner	15,497	957
Net cash provided by operating activities	1,681,700	25,969,997

Cash flows from financing activities
Subscriptions	248,803	2,234,300
Subscriptions received in advance	121,911	975,000
Redemptions	(16,710,308)	(15,007,854)
Net cash used in financing activities	(16,339,594)	(11,798,554)

Net increase (decrease) in cash and cash equivalents	(14,657,894)	14,171,443
Cash and cash equivalents, beginning of period	69,988,877	46,185,781
Cash and cash equivalents, end of period	$55,330,983	$60,357,224

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$37,373,064	$42,143,526
Cash and cash equivalents not in broker trading accounts	17,957,919	18,213,698
Total end of period cash and cash equivalents	$55,330,983	$60,357,224

Supplemental disclosure of cash flow information
Prior period redemptions paid	$4,780,643	$5,057,655
Prior period subscriptions received in advance	$266,000	$224,523

Supplemental schedule of non-cash financing activities
Redemptions payable	$4,442,475	$9,420,981

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Three Months Ended March 31, 2020 and 2019

(Unaudited)

	Class A	Class A2	Class A3	Class B	Class I	Class R	Total
Three Months Ended March 31, 2020
Balance at December 31, 2019	$166,191,101	$544,240	$86,512	$66,498,788	$1,846,574	$13,081,928	$248,249,143
Net income (loss)	(16,192,422)	(64,315)	(8,692)	(6,549,700)	(179,354)	(1,018,379)	(24,012,862)
Subscriptions	303,803	98,000	—	113,000	—	—	514,803
Redemptions	(9,387,547)	—	—	(4,207,077)	—	(2,777,516)	(16,372,140)
Transfers	(219,684)	—	—	219,684	—	—	—
Balance at March 31, 2020	$140,695,251	$577,925	$77,820	$56,074,695	$1,667,220	$9,286,033	$208,378,944

Three Months Ended March 31, 2019
Balance at December 31, 2018	$189,019,997	$146,018	$—	$79,984,663	$3,440,608	$13,667,838	$286,259,124
Net income (loss)	2,043,816	6,575	—	1,155,708	65,428	237,065	3,508,592
Subscriptions	2,091,523	87,300	—	70,000	—	210,000	2,458,823
Redemptions	(12,881,564)	—	—	(5,539,868)	(257,330)	(692,418)	(19,371,180)
Transfers	(169,415)	—	—	169,415	—	—	—
Balance at March 31, 2019	$180,104,357	$239,893	$—	$75,839,918	$3,248,706	$13,422,485	$272,855,359

	Units
	Class A	Class A2	Class A3	Class B	Class I	Class R
Three Months Ended March 31, 2020
Balance at December 31, 2019	41,522.9804	526.3226	86.0607	10,608.5075	1,769.1082	12,549.5403
Subscriptions	78.0348	94.7737	—	18.1358	—	—
Redemptions	(2,342.9460)	—	—	(731.9210)	—	(2,664.7698)
Transfers	(57.3538)	—	—	36.5057	—	—
Balance at March 31, 2020	39,200.7154	621.0963	86.0607	9,931.228	1,769.1082	9,884.7705

Three Months Ended March 31, 2019
Balance at December 31, 2018	48,319.8508	146.5000	—	13,290.4576	3,466.2779	13,683.8897
Subscriptions	551.5426	90.5174	—	12.0124	—	217.0747
Redemptions	(3,329.8411)	—	—	(934.0369)	(254.4114)	(687.1682)
Transfers	(44.7181)	—	—	28.9854	—	—
Balance at March 31, 2019	45,496.8342	237.0174	—	12,397.4185	3,211.8665	13,213.7962

Net Asset Value per Unit

	Class A	Class A2	Class A3	Class B	Class I	Class R

March 31, 2020	$3,589.10	$930.49	$904.24	$5,646.30	$942.41	$939.43
December 31, 2019	4,002.39	1,034.04	1,005.25	6,268.44	1,043.79	1,042.42
March 31, 2019	3,958.61	1,012.13	—	6,117.40	1,011.47	1,015.79
December 31, 2018	3,911.85	996.71	—	6,018.20	992.59	998.83

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

At March 31, 2020, the Fund did not own any Class I shares of the Steben Managed Futures Strategy Fund (“SMFSF”), having fully liquidated its investment during the quarter. SMFSF was a non-diversified series of shares of beneficial interest of Steben Alternative Investment Funds (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end investment company. SMFSF reorganized into shares of another mutual fund and is no longer operating so the Fund will make no further investments in SMFSF. The General Partner served as the investment manager of SMFSF. SMFSF had a similar investment strategy to the Fund, using commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended March 31, 2020 and year ended December 31, 2019, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through March 31, 2020. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2016.

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

Reclassification

Certain amounts reported in the 2019 financial statements may have been reclassified to conform to the 2020 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

New Accounting Pronouncements

There are no relevant new accounting pronouncements to note for this period.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At March 31, 2020
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$5,209,865	$—	$5,209,865
Net unrealized gain (loss) on open forward currency contracts*	—	879,999	879,999
Cash and cash equivalents:
Money market fund	10,636,377	—	10,636,377
Investments in securities:
U.S. Treasury securities*	30,369,172	—	30,369,172
Asset backed securities*	—	10,806,211	10,806,211
Commercial paper*	—	28,382,065	28,382,065
Corporate notes*	—	83,039,827	83,039,827
Exchange membership	—	80,000	80,000
Total	$46,215,414	$123,188,102	$169,403,516

*See the condensed schedule of investments for further description.

At December 31, 2019
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$187,200	$—	$187,200
Net unrealized gain (loss) on open forward currency contracts*	—	(189,715)	(189,715)
Cash and cash equivalents:
Money market fund	4,326,784	—	4,326,784
Investments in securities:
U.S. Treasury securities*	26,617,666	—	26,617,666
Asset backed securities*	—	10,690,783	10,690,783
Commercial paper*	—	32,964,810	32,964,810
Corporate notes*	—	92,279,322	92,279,322
Exchange membership	—	62,500	62,500
Total	$53,870,601	$135,807,700	$189,678,301

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at March 31, 2020 and December 31, 2019, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.      Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At March 31, 2020, the Fund’s derivative contracts had the following impact on the statement of financial condition:

March 31, 2020	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts: Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$657,377	$(395,046)	$262,331
Currencies	401,048	(198,241)	202,807
Energy	2,254,154	(175,996)	(2,078,158)
Equity indices	1,059,399	(596,006)	463,393
Interest rate instruments	2,449,244	(729,101)	1,720,143
Metals	18,015,868	(17,571,631)	444,237
Single stock futures	79,757	(40,961)	38,796
Net unrealized gain (loss) on open futures contracts	$24,916,847	$(19,706,982)	$5,209,865

Net unrealized gain (loss) on open forward currency contracts	$7,266,287	$(6,386,288)	$879,999

At March 31, 2020, there were 12,308 open futures contracts and 3,756 open forward currency contracts,

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at March 31, 2020 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank AG	$923,682	$—	$—	$923,682
Deutsche Bank Securities, Inc,	1,105,087	—	—	1,105,087
JP Morgan Securities, LLC	(128,772)	—	—	(128,772)
SG Americas Securities, LLC	4,427,201	—	—	4,427,201
Société Générale International Limited	(237,334)	—	—	(237,334)
Total	$6,089,864	$—	$—	$6,089,864

For the three months ended March 31, 2020, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended March 31, 2020
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(938,879)	$534,958
Currencies	(1,151,820)	253,725
Energy	12,909,252	927,610
Equity indices	(50,708,920)	(642,511)
Interest rate instruments	13,209,473	3,975,093
Metals	1,489,447	87,436
Single stock futures	(431,297)	(113,646)
Total futures contracts	(25,622,744)	5,022,665

Forward currency contracts	(1,487,948)	1,069,714

Total futures and forward currency contracts	$(27,110,692)	$6,092,379

For the three months ended March 31, 2020, the number of futures contracts closed was 227,913 and the number of forward currency contracts closed was 158,865.

At December 31, 2019, the Fund’s derivative contracts had the following impact on the statements of financial condition:

December 31, 2019	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts: Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$495,307	$(763,833)	$(268,526)
Currencies	1,281,520	(1,332,436)	(50,916)
Energy	1,418,955	(273,239)	1,145,716
Equity indices	1,802,335	(696,431)	1,105,904
Interest rate instruments	335,541	(2,609,761)	(2,254,220)
Metals	9,213,100	(8,856,300)	356,800
Single stock futures	188,986	(36,544)	152,442
Net unrealized gain (loss) on open futures contracts	$14,755,744	$(14,568,544)	$187,200

Net unrealized gain (loss) on open forward currency contracts	$1,810,575	$(2,000,290)	$(189,715)

At December 31, 2019, there were 24,843 open futures contracts and 4,249 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2019 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank AG	$(173,480)	$—	$—	$(173,480)
Deutsche Bank Securities, Inc,	(223,065)	—	—	(223,065)
JP Morgan Securities, LLC	548,538	—	—	548,538
SG Americas Securities, LLC	(165,943)	—	—	(165,943)
Société Générale International Limited	11,435	—	—	11,435
Total	$(2,515)	$—	$—	$(2,515)

For the three months ended March 31, 2019, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended March 31, 2019
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$82,565	$1,069,647
Currencies	(63,910)	276,872
Energy	(4,407,779)	(769,454)
Equity indices	(1,434,933)	1,575,505
Interest rate instruments	7,070,733	4,737,850
Metals	(473,138)	(27,919)
Single stock futures	(178,512)	178,521
Total futures contracts	595,026	7,041,022

Forward currency contracts	(529,991)	(388,510)

Total futures and forward currency contracts	$65,035	$6,652,512

For the three months ended March 31, 2019, the number of futures contracts closed was 362,350 and the number of forward currency contracts closed was 254,667.

4.	General Partner

The General Partner does not maintain a capital balance in the Fund.  Pursuant to the terms of the Partnership Agreement, each year the General Partner receives from the Fund 1% of any net income earned by the Fund.  Conversely, the General Partner pays to the Fund 1% of any net loss incurred by the Fund.  Such amounts are reflected as General Partner 1% allocation receivable or payable in the statements of financial condition and as General Partner 1% allocation in the statements of operations.  The majority shareholder of the General Partner did not have an investment in the Fund at March 31, 2020.

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

Principal Global Investors, LLC serves as the cash manager for the Fund.  The Fund incurs monthly fees, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.13% and 0.11% of the investments in securities and certificates of deposit as of the period ended March 31, 2020 and 2019, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund maintains assets, including cash, equity in futures and forward currency contracts, and investments in securities, with brokers, subject to CFTC regulations and various exchange and broker requirements.  At March 31, 2020 and December 31, 2019, the Fund had assets totaling $43,462,928 and $64,812,057, respectively, with brokers and margin deposit requirements of $18,728,842 and $40,682,048, respectively.

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

The Portfolios are subject to investment and operational risks associated with financial, economic and other global market developments and disruptions, including those arising from war, terrorism, market manipulation, government interventions, defaults and shutdowns, political changes or diplomatic developments, public health emergencies (such as the spread of infectious diseases, pandemics and epidemics) and natural/environmental disasters, which can all negatively impact the securities markets and cause a Portfolio to lose value. These events can also impair the technology and other operational systems upon which the Portfolios’ service providers rely, and could otherwise disrupt the ability of the Portfolios’ service providers to perform essential tasks.

The recent spread of an infectious respiratory illness caused by a novel strain of coronavirus (known as COVID-19) has caused volatility, severe market dislocations and liquidity constraints in many markets, including markets for the securities the Portfolios hold, and may adversely affect the Portfolios’ investments and operations. The transmission of COVID-19 and efforts to contain its spread have resulted in, among other things: quarantines and travel restrictions, including border closings, strained healthcare systems, event cancellations, disruptions to business operations and supply chains, and a reduction in consumer and business spending, as well as general concern and uncertainty that has negatively affected the economy. These disruptions have led to instability in the market place, including equity and debt market losses and overall volatility, and the jobs market. The impact of COVID-19, and other infectious illness outbreaks, epidemics or pandemics that may arise in the future, could adversely affect the economies of many nations or the entire global economy, the financial well-being and performance of individual issuers, borrowers and sectors and the health of the markets generally in potentially significant and unforeseen ways. In addition, the impact of infectious illnesses, such as COVID-19, in emerging market countries may be greater due to generally less established healthcare systems. This crisis or other public health crises may exacerbate other pre-existing political, social and economic risks in certain countries or globally.

The foregoing could lead to a significant economic downturn or recession, increased market volatility, a greater number of market closures, higher default rates and adverse effects on the values and liquidity of securities or other assets. Such impacts, which may vary across asset classes, may adversely affect the performance of the Portfolios. In certain cases, an exchange or market may close or issue trading halts on specific securities or even the entire market, which may result in the Portfolios being, among other things, unable to buy or sell certain securities or financial instruments or to accurately price their investments.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.

The following table presents the exposure at March 31, 2020,

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners' Capital (Net Asset Value)
United States	$30,369,172	$20,288,028	$73,058,930	$10,806,211	$134,522,341	64.56%
Canada	—	1,299,937	—	—	1,299,937	0.63%
Ireland	—	1,297,978	3,515,748	—	4,813,726	2.31%
United Kingdom	—	1,398,268	—	—	1,398,268	0.67%
Hong Kong	—	—	3,947,181	—	3,947,181	1.89%
Netherlands	—	—	2,517,968	—	2,517,968	1.21%
Sweden	—	1,399,656	—	—	1,399,656	0.67%
France	—	1,399,480	—	—	1,399,480	0.67%
Japan	—	1,298,718	—	—	1,298,718	0.62%
Total	$30,369,172	$28,382,065	$83,039,827	$10,806,211	$152,597,275	73.23%

The following table presents the exposure at December 31, 2019.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners' Capital (Net Asset Value)
United States	$26,617,666	$18,976,795	$74,454,771	$10,690,783	$130,740,015	52.66%
Denmark	—	—	5,539,634	—	5,539,634	2.23%
Canada	—	5,495,622	—	—	5,495,622	2.22%
Ireland	—	1,499,431	3,514,824	—	5,014,255	2.02%
United Kingdom	—	4,198,103	—	—	4,198,103	1.69%
Hong Kong	—	—	4,003,233	—	4,003,233	1.61%
Luxumbourg	—	—	2,259,476	—	2,259,476	0.91%
Netherlands	—	—	2,507,384	—	2,507,384	1.01%
Norway	—	1,496,596	—	—	1,496,596	0.60%
Japan	—	1,298,263	—	—	1,298,263	0.52%
Total	$26,617,666	$32,964,810	$92,279,322	$10,690,783	$162,552,581	65.47%

9.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at March 31, 2020, the statements of operations, the statements of cash flows, and statement of changes in partners’ capital (net asset value) for the three months ended March 31, 2020  and 2019, and the accompanying notes to the financial statements are unaudited.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations.  In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at March 31, 2020, results of operations, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2020  and 2019.  The results of operations for the three months ended March 31, 2020 and 2019 are not necessarily indicative of the results to be expected for the full year or any other period.  These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three months ended March 31, 2020 and 2019, assuming the unit was outstanding throughout the entire period:

	Three Months Ended March 31, 2020
	Class A	Class A2	Class A3†	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,002.39	$1,034.04	$1,005.25	$6,268.44	$1,043.79	$1,042.42

Net realized and change in unrealized gain (loss) on investments (1)	(378.57)	(98.03)	(95.49)	(595.73)	(99.40)	(98.25)
Net investment income (loss) (1)	(34.72)	(5.52)	(5.52)	(26.41)	(1.98)	(4.74)
Total income (loss) from operations	(413.29)	(103.55)	(101.01)	(622.14)	(101.38)	(102.99)

Net asset value per unit, end of period	$3,589.10	$930.49	$904.24	$5,646.30	$942.41	$939.43

Total return (4)	(10.33)%	(10.01)%	(10.05)%	(9.92)%	(9.71)%	(9.88)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	5.89%	4.53%	4.50%	4.03%	3.01%	4.25%
General Partner 1% allocation	(0.10)%	(0.11)%	(0.10)%	(0.10)%	(0.10)%	(0.09)%
Net total expenses	5.79%	4.42%	4.40%	3.93%	2.91%	4.16%

Net investment income (loss) (2) (3) (5)	(4.04)%	(2.62)%	(2.67)%	(2.17)%	(1.18)%	(2.34)%

	Three Months Ended March 31, 2019
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$3,911.85	$996.71	$6,018.20	$992.59	$998.83

Net realized and change in unrealized gain (loss) on investments(1)	95.09	26.16	146.48	24.36	24.45
Net investment income (loss)(1)	(48.33)	(10.74)	(47.28)	(5.48)	(7.49)
Total income (loss) from operations	46.76	15.42	99.20	18.88	16.96

Net asset value per unit, end of period	$3,958.61	$1,012.13	$6,117.40	$1,011.47	$1,015.79

Total return(4)	1.20%	1.55%	1.65%	1.90%	1.70%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	7.25%	6.54%	5.40%	4.45%	5.25%
General Partner 1% allocation	0.01%	0.04%	0.02%	0.02%	0.02%
Net total expenses	7.26%	6.58%	5.42%	4.47%	5.27%

Net investment income (loss) (2) (3) (5)	(4.97)%	(4.19)%	(3.12)%	(2.16)%	(2.96)%

Total returns are calculated based on the change in value of a Class A, Class A2, Class A3, Class B, Class I or Class R Unit during the period.  An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

†Class A3 Units were introduced in July 2019.

(1) The net investment income (loss) per unit is calculated by dividing the net investment income (loss) by the average number of Class A, A2, A3, B, I or R Units outstanding during the period,  Net realized and change in unrealized gain (loss) on investments is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information,  Such balancing amount may differ from the calculation of net realized and change in unrealized gain (loss) on investment per unit due to the timing of investment gains and losses during the period relative to the number of units outstanding,

(2) The net investment income (loss) includes interest income and excludes net realized and net change in unrealized gain (loss) from investment activities as shown in the statements of operations,  The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net investment gain (loss) in the statements of operations,  The resulting amount is divided by the average net asset value for the period,

(3)  Ratios have been annualized.

(4) Ratios have not been annualized.

(5) Ratio excludes General Partner 1% allocation.

12. Subsequent Events

Subsequent to quarter end, there were $121,911 of contributions and $7,673,791 of redemptions from the Fund.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of March 31, 2020 and first quarter 2020 gross performance contribution by sector was as follows:

	Net		Gross Performance
Risk Allocation	Position	Sector	Contribution
8%	Short	Agriculture	(0.22)%
26%	Short	Energy	6.16%
9%	Short Base, Long Precious	Metals	0.53%
20%	Long USD	Currencies	(0.71)%
13%	Long	Equity indices	(19.94)%
24%	Long	Interest rates	6.67%

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

Results of Operations

The returns for each Class of Units for the three months ended March 31, 2020 and 2019 were:

Class of Units	2020	2019
Class A	(10.33)%	1.20%
Class A2	(10.01)%	1.55%
Class A3	(10.05)%	—
Class B	(9.92)%	1.65%
Class I	(9.71)%	1.90%
Class R	(9.88)%	1.70%

Class A2 units and Class A3 units did not begin reflecting a return until December 1, 2018 and July 1, 2019, respectively. Results from past periods are not necessarily indicative of results that may be expected for any future period.  Monthly analysis of the trading gains and losses is provided below.

2020

January

In January, capital markets were impacted by two significant developments. Early in the month, Iranian General Qassem Soleimani was killed in a U.S. airstrike. Iran responded with their own missile attack against a U.S. military base in Iraq, though tensions de-escalated from there. While global equity markets shrugged off these events, they fell later in the month as mounting concerns regarding the coronavirus outbreak fueled a risk-off stance by market participants. Speculation regarding the virus’ future effect on Chinese and global economic growth helped drive rates lower/bond prices higher. Gold also continued to surge as investors sought safe haven assets while oil prices sold-off sharply.

The Fund enjoyed a strong start to the year with the largest gains from long fixed income positions, which were boosted by falling rates. Foreign currency trading was profitable as long U.S. Dollar positions benefitted from the greenback’s strength. Long positions in equities were unprofitable, as stocks were hurt by the coronavirus fears during the second half of January. In commodities, long precious metals exposure was profitable. Energy trading also enjoyed gains as plunging natural gas prices provided a lift to short positions. Trading in agricultural commodities was not a significant factor. The Fund finished with a net gain of 3.19%, 3.31%, 3.30%, 3.34%, 3.43% and 3.36% for Class A, A2, A3, B, I, and R Units, respectively.

February

After the S&P 500 reached a new high in mid-February, intensifying coronavirus fears contributed to a massive sell-off in equities while the U.S. 10-year Treasury yield fell to an all-time low. The rapidity of the correction in the S&P 500 was historic as the Index experienced its fastest ever 10% sell-off. With the outbreak spreading outside of China and cases in Italy, Iran, and South Korea soaring, investors fled risk assets in droves as they grappled with how deeply and for how long quarantines, reduced travel, factories shutting down, school closures, etc. will negatively impact economic growth and corporate profitability. While the severity of the economic toll may be unknowable at this time, some recent datapoints, like the official Chinese PMI indicator which plunged to an all-time low of 35.7 in February, are certainly worrisome. As expectations for the Fed to take action quickly ramped, bond yields plunged. The U.S. dollar weakened and failed to act as a traditional safe haven asset. Meanwhile, the Japanese Yen and Euro rallied. In commodities, oil prices continued their collapse while gold, another traditional safe haven asset, declined during the market correction.

The Fund finished with a negative return for the month as the massive risk-off move by investors hurt long exposure in equities. Overall, foreign currency trading was not a significant factor during February though during the market correction a long U.S. dollar position was hurt by softness in the greenback. In commodities, short energy positions benefitted from declining oil and natural gas prices as economic growth concerns weighed heavily. Fixed income trading was the largest positive contributor for the Fund as weakening growth and rate cut expectations fueled the collapse in yields which benefitted long positions. The Fund finished with a net loss of (6.57)%, (6.46)%, (6.48)%, (6.43)%, (6.36)% and (6.42)% for Class A, A2, A3, B, I, and R Units, respectively.

March

As the COVID-19 global pandemic worsened and the world economy was brought to its knees, the stock market continued to plummet. At the steepest point of its drawdown, the S&P 500 fell -33.8% from its high before recovering late in the month. The actions taken to stem the advance of the virus are having an unprecedented effect on business activity. Second quarter GDP growth estimates are as dire as -40% while unemployment is expected to exceed the post-World War II high of 10.8%. In response to the crisis, massive stimulus measures have been undertaken by central banks and governments around the globe to inject liquidity and stabilize markets. U.S. Treasury yields reached historical lows in March. Briefly during the month, bonds failed to act as a safe haven asset as yields unexpectedly moved higher when bond prices fell. Meanwhile, oil prices collapsed as OPEC failed to reach a production cut agreement with Russia, resulting in an oil price war that coincided with an historic collapse in demand.

Positive returns during the 2nd half of March, were not enough to offset losses during the first two weeks of the month. While equity exposure had shifted neutral by the end of the month, the Fund was hurt by long positions during that transition as stock prices continued their collapse. Fixed income trading has been highly profitable in 2020, but had small losses in March as gains from positions in U.S. Treasuries were offset by losses from overseas trading.  Foreign currency trading was unprofitable while in commodities, short positions in energy were highly profitable as oil prices plummeted.  The Fund finished with a net loss of (6.99)%, (6.88)%, (6.89)%, (6.85)%, (6.77)% and (6.83)% for Class A, A2, A3, B, I, and R Units, respectively.

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

Significant Accounting Policies

A summary of the Fund’s significant accounting policies is included in Note 1 to the financial statements.

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

Value at Risk as calculated herein may not be comparable to similarly titled measures used by others

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at March 31, 2020 and December 31, 2019.  All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	March 31, 2020		December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Agricultural commodities	$382,042	0.18%	$469,643	0.19%
Currencies	983,466	0.46	1,857,755	0.73
Energy	1,278,571	0.60	1,648,619	0.65
Equity indices	647,919	0.30	2,357,891	0.93
Interest rate instruments	1,202,141	0.57	1,492,979	0.59
Metals	441,743	0.21	1,805,322	0.71
Single stock futures	28,036	0.01	58,059	0.02
Total	$4,963,938	2.34%	$9,690,268	3.83%

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

The following were the primary trading risk exposures of the Fund as of March 31, 2020, by market sector.

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

Interest Rate Instruments

The Fund has exposure to global fixed income markets through bond futures and interest rate futures in countries such as the U.S., the UK, Germany, Japan and Australia. The Fund has exposure across the yield curve with positions in the futures for both short term and long-term instruments. The yield curve (and futures prices) can be affected by economic growth, inflation expectations, monetary policy and investor risk aversion.

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

The following were the only non-trading risk exposures of the Fund as of March 31, 2020.

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

Item 4.  Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at March 31, 2020 (the “Evaluation Date”).  Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II:  OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A. Risk Factors.

As mentioned in Note 8 in the Notes to the Financial Statements, we note the market disruption risk such as what has been experienced with the COVID virus outbreak.  Other than that market disruption risk, there have been no material changes from risk factors disclosed in the Fund’s Form 10-K for year ended December 31, 2019.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended March 31, 2020.  Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit.  Redemptions of Units during the three months ended March 31, 2020 were as follows:

	January	February	March	Total
A Units
Units redeemed	(1,536.0874)	(547.0972)	(259.7612)	(2,342.9458)
Average net asset value per unit	$4,130.09	$3,858.66	$3,589.10	$4,006.73

A2 Units
Units redeemed	—	—	—	—
Average net asset value per unit	—	—	—	—

A3 Units
Units redeemed	—	—	—	—
Average net asset value per unit	—	—	—	—

B Units
Units redeemed	(31.9115)	(115.3816)	(584.6279)	(731.9210)
Average net asset value per unit	$6,478.07	$6,061.35	$5,646.30	$5,747.99

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	—	—	—	—

R Units
Units redeemed	(1,531.8714)	(910.2292)	(222.6692)	(2,664.7698)
Average net asset value per unit	$1,077.46	$1,008.32	$939.43	$1,042.31

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibit

The following exhibits are filed herewith of incorporated by reference.

Exhibit No.	Description of Exhibit
1.1(a)	Form of Selling Agreement
3.1(a)	Maryland Certificate of Limited Partnership
4.1(a)	Limited Partnership Agreement
10.1(a)	Form of Subscription Agreement
31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
101 INS	XBRL Instance Document
101 SCH	XBRL Taxonomy Extension Schema Document
101 CAL	XBRL Taxonomy Calculation Linkbase Document
101 LAB	XBRL Taxonomy Labels Linkbase Document
101 PRE	XBRL Taxonomy Presentation Linkbase Document
101 DEF	XBRL Taxonomy Extension Definition Linkbase Document

(a)	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement (File no, 000-50728) filed on April 29, 2004 on Form 10 under the 1934 Act, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Dated: May 14, 2020	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, LLC
General Partner

	By:	/s/ Kevin M, Kinzie
	Name:	Kevin M. Kinzie
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Jon C, Essen
	Name:	Jon C. Essen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)