Form 10-Q
period 2020-06-30
FUTURES PORTFOLIO FUND L.P.
filed 2020-08-14
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

Commission file number: 000-50728

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

Organized in Maryland	IRS Employer Identification No.: 52-1627106

c/o Steben & Company, Inc.

687 Excelsior Boulevard

Excelsior, MN 55331

(952) 767-6900

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Futures Portfolio Fund, Limited Partnership

Statements of Financial Condition

June 30, 2020 (Unaudited) and December 31, 2019

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Equity in broker trading accounts
Cash	$49,311,624	$64,814,573
Net unrealized gain (loss) on open futures contracts	2,849,724	187,200
Net unrealized gain (loss) on open forward currency contracts	(327,076)	(189,715)
Total equity in broker trading accounts	51,834,272	64,812,058
Cash and cash equivalents	11,241,724	5,174,304
Investment in SMFSF, at fair value (cost $0 and $25,620,952)	—	22,738,951
Investments in securities, at fair value (cost $134,943,249 and $161,352,357)	136,428,541	162,552,581
General Partner 1% allocation receivable	217,172	—
Exchange membership, at fair value (cost $189,000)	69,250	62,500
Total assets	$199,790,959	$255,340,394

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$242,200	$586,747
Trading Advisor incentive fees payable	—	602,408
Commissions and other trading fees payable on open contracts	38,772	55,213
Cash Manager fees payable	84,817	48,576
General Partner management and performance fees payable	249,004	315,840
General Partner 1% allocation payable	—	80,477
Selling agent fees payable – General Partner	227,044	285,554
Broker dealer servicing fees payable – General Partner	8,948	11,224
Administrative fee payable – General Partner	72,898	58,569
Redemptions payable	5,271,691	4,780,643
Subscriptions received in advance	17,000	266,000
Total liabilities	6,212,374	7,091,251

Partners’ Capital (Net Asset Value)
Class A Interests – 36,964.2222 and 41,522.9804 units outstanding at June 30, 2020 and December 31, 2019, respectively	133,988,250	166,191,101
Class A2 Interests – 714.9178 and 526.3226 units outstanding at June 30, 2020 and December 31, 2019, respectively	674,181	544,240
Class A3 Interests – 86.0607 and 86.0607 units outstanding at June 30, 2020 and December 31, 2019, respectively	78,838	86,512
Class B Interests – 8,775.8689 and 10,608.5075 units outstanding at June 30, 2020 and December 31, 2019, respectively	50,268,162	66,498,788
Class I Interests – 256.4767 and 1,769.1082 units outstanding at June 30, 2020 and December 31, 2019, respectively	245,780	1,846,574
Class R Interests – 8,729.3432 and 12,549.5403 units outstanding at June 30, 2020 and December 31, 2019, respectively	8,323,374	13,081,928
Total partners' capital (net asset value)	193,578,585	248,249,143
Total liabilities and partners' capital (net asset value)	$199,790,959	$255,340,394

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

June 30, 2020 (Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$6,000,000	8/31/20	U.S. Treasury	1.38%	$6,039,762	3.11%
5,000,000	7/15/21	U.S. Treasury	2.63%	5,187,139	2.68%
6,000,000	10/31/21	U.S. Treasury	2.00%	6,165,530	3.19%
Total U.S. Treasury securities (cost: $17,399,241)				17,392,431	8.98%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
1,300,000	8/21/20	Mitsubishi UFJ Trust and Banking Corp. (New York Branch)	0.25%	1,299,521	0.67%
1,300,000	8/24/20	Mizuho Bank - New York Branch	0.23%	1,299,552	0.67%
1,200,000	7/1/20	Oversea-Chinese Banking Corporation Limited	0.00%	1,200,000	0.62%
1,300,000	8/6/20	United Overseas Bank Limited	0.19%	1,299,740	0.67%

Diversified financial services
1,200,000	7/24/20	Caterpillar Financial Services Corporation	0.21%	1,199,831	0.62%
1,400,000	7/8/20	CRC Funding, LLC	1.09%	1,399,660	0.73%
1,200,000	7/22/20	DCAT, LLC	0.15%	1,199,888	0.62%
1,200,000	9/15/20	Gotham Funding Corporation	0.25%	1,199,367	0.62%
1,200,000	7/15/20	Manhattan Asset Funding Company LLC	0.15%	1,199,925	0.62%
1,200,000	8/4/20	Sheffield Receivables Company LLC	0.24%	1,199,717	0.62%
Energy
1,200,000	7/29/20	Exxon Mobil Corporation	0.67%	1,199,356	0.62%
Food
1,400,000	7/6/20	Cargill, Incorporated	1.17%	1,399,728	0.72%
Manufacturing
1,300,000	7/9/20	Koch Industries, Inc.	0.19%	1,299,939	0.67%
Pharmaceuticals
1,300,000	7/27/20	Novartis Finance Corporation	0.16%	1,299,840	0.67%
Total U.S. commercial paper (cost: $17,683,628)				17,696,064	9.14%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2020 (Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,400,000	9/2/20	KfW	0.20%	$1,399,510	0.72%
1,200,000	9/24/20	Skandinaviska Enskilda Banken AB (publ.)	0.23%	1,199,348	0.62%
1,200,000		The Toronto-Dominion Bank	0.16%	1,199,841	0.62%
Diversified financial services
1,400,000	7/1/20	Anglesea Funding Plc	0.00%	1,400,000	0.72%
1,200,000	8/11/20	Longship Funding Designated Activity Company	0.21%	1,199,713	0.62%
1,300,000	7/13/20	Nationwide Building Society	0.18%	1,299,913	0.68%
Energy
1,200,000	7/29/20	Total Capital Canada Ltd.	0.98%	1,199,048	0.62%
Total foreign commercial paper (cost: $8,894,143)				8,897,373	4.60%
Total commercial paper (cost: $26,577,771)				26,593,437	13.74%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$4,000,000	5/1/22	Boeing Company	2.70%	4,072,620	2.10%
Agriculture
4,850,000	5/5/21	Altria Group, Inc.	4.75%	5,060,829	2.61%
Banks
4,000,000	5/5/23	Credit Suisse AG, New York Branch	1.00%	4,028,049	2.08%
4,000,000	10/29/20	JPMorgan Chase & Co.	2.55%	3,027,983	1.56%
3,000,000	10/29/20	JPMorgan Chase & Co.	2.05%	3,010,212	1.56%
4,000,000	5/17/22	Truist Bank	2.80%	4,178,493	2.16%
4,750,000	1/15/21	Wells Fargo Bank, National Association	2.60%	4,866,512	2.52%
Diversified financial services
4,250,000	4/26/22	Goldman Sachs Group, Inc.	3.00%	4,331,841	2.24%
Energy
4,850,000	2/15/21	Enterprise Products Operating LLC	2.80%	4,967,985	2.57%
Equipment
3,500,000	4/24/23	Micron Technology, Inc.	2.50%	3,653,903	1.89%
Food
3,000,000	4/16/21	General Mills, Inc.	3.20%	3,081,938	1.59%
Healthcare
5,000,000	9/17/21	Cigna Corporation	3.40%	5,211,171	2.70%
3,000,000	6/1/21	CVS Health Corporation	2.13%	3,042,186	1.57%
4,797,000	3/15/22	Medtronic, Inc.	3.15%	5,056,901	2.61%
Pharmaceuticals
3,500,000	6/25/21	Bayer US Finance II LLC	0.93%	3,492,550	1.80%
4,000,000	5/16/22	Bristol-Myers Squibb Company	2.60%	4,168,708	2.16%
3,500,000	2/1/23	Zoetis Inc.	3.25%	3,743,991	1.93%
Telecommunications
4,000,000	2/9/22	Apple Inc.	2.50%	4,171,440	2.15%
3,500,000	6/30/22	AT&T Inc.	3.00%	3,648,342	1.88%
Total U.S. corporate notes (cost: $75,389,717)				76,815,654	39.68%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2020 (Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$3,000,000	6/9/23	Nordea Bank Abp	1.00%	$3,023,064	1.56%
Insurance
4,000,000	9/20/21	AIA Group Limited	0.83%	3,980,738	2.06%
Total foreign corporate notes (cost: $6,996,910)				7,003,802	3.62%
Total corporate notes (cost: $82,386,627)				83,819,456	43.30%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$230,226	2/18/22	Americredit Automobile Receivables Trust 2017-1	2.30%	230,668	0.12%
171,249	7/18/22	Americredit Automobile Receivables Trust 2017-4	2.04%	171,781	0.09%
4,096	1/18/22	Americredit Automobile Receivables Trust 2018-3	3.11%	4,105	0.00%
148,874	9/19/22	Americredit Automobile Receivales Trust 2019-2	2.43%	149,580	0.08%
978,670	1/18/23	Americredit Automobile Receivables Trust 2019-3	2.17%	985,480	0.51%
680,309	7/20/21	BMW Vehicle Lease Trust 2018-1	3.26%	686,288	0.35%
250,000	1/22/24	Capital Auto Receivables Asset Trust 2016-3	2.65%	250,449	0.13%
400,000	7/15/22	Carmax Auto Owner Trust 2016-4	2.26%	403,557	0.21%
53,521	6/21/21	GM Financial Automobile Leasing Trust 2018-3	3.18%	53,855	0.03%
600,000	6/20/22	Honda Auto Receivables 2019-4 Owner Trust	1.86%	605,350	0.31%
150,000	10/15/20	NextGear Floorplan Master Owner Trust , Series 2017-2	2.56%	149,711	0.08%
14,577	5/16/22	Santander Drive Auto Receivables Trust 2017-1	2.58%	14,597	0.01%
401,434	4/20/22	Santander Retail Auto Lease Trust 2019-B	2.29%	405,341	0.21%
525,000	4/20/22	Tesla Auto Lease Trust 2019-A	2.13%	531,846	0.27%
404,911	8/15/23	World Omni Select Auto Trust 2019-A	2.06%	407,605	0.21%
Credit cards
400,000	7/15/20	Barclays Dryrock Issuance Trust, Series 2017-2	0.48%	400,079	0.21%
400,000	8/17/20	Discover Card Execution Note Trust	1.88%	401,048	0.21%
820,000	8/15/24	World Financial Network Credit Card Master Note Trust - Series 2017-C	2.31%	824,227	0.43%
Equipment
304,215	5/20/22	DLL 2019-2 LLC	2.27%	306,360	0.16%
223,367	6/15/21	GreatAmerica Leasing Receivables Funding LLC, Series 2019-1	2.97%	224,897	0.12%
825,000	6/15/22	GreatAmerica Leasing Receivables Funding, LLC	1.76%	832,494	0.42%
25,137	12/20/21	Verizon Owner Trust 2017-2	1.92%	25,155	0.01%
330,347	4/20/22	Verizon Owner Trust 2017-3	2.06%	331,381	0.17%
Student loans
19,876	11/25/27	SLM Student Loan Trust 2011-2	0.78%	19,765	0.01%
205,917	8/25/47	Sofi Professional Loan Program 2018-B Trust	2.64%	207,598	0.11%
Total U.S. asset backed securities (cost: $8,579,610)				8,623,217	4.46%
Total investments in securities (cost: $134,943,249)				$136,428,541	70.48%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$55,522	0.03%
		Currencies		(312,151)	(0.16)%
		Energy		153	0.00%
		Equity indices		964,382	0.50%
		Interest rate instruments		812,070	0.42%
		Metals[2]		3,298,793	1.70%
		Single stock futures		79,196	0.04%
Net unrealized gain (loss) on open long U.S. futures contracts				4,897,965	2.53%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2020 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Short U.S. Futures Contracts
Agricultural commodities	83,601	0.04%
Currencies	76,389	0.04%
Energy	41,787	0.02%
Equity indices	(94,250)	(0.05)%
Interest rate instruments	(6,558)	0.00%
Metals[2]	(3,032,709)	(1.57)%
Single stock futures	(1,466)	0.00%
Net unrealized gain (loss) on open short U.S. futures contracts	(2,933,206)	(1.52)%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	1,964,759	1.01%

Long Foreign Futures Contracts
Agricultural commodities	(57,661)	(0.03)%
Currencies	11,043	0.01%
Energy	75,800	0.04%
Equity indices	(147,718)	(0.08)%
Interest rate instruments	1,220,109	0.63%
Metals	28,485	0.01%
Single stock futures	421	0.00%
Net unrealized gain (loss) on open long foreign futures contracts	1,130,479	0.58%

Short Foreign Futures Contracts
Agricultural commodities	$24,151	0.01%
Currencies	(20,829)	(0.01)%
Energy	(68,837)	(0.04)%
Equity indices	97,351	0.05%
Interest rate instruments	(277,350)	(0.13)%
Net unrealized gain (loss) on open short foreign futures contracts	(245,514)	(0.12)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	884,965	0.46%

Net unrealized gain (loss) on open futures contracts	$2,849,724	1.47%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$(1,159,400)	(0.60)%
Short	787,392	0.41%
Net unrealized gain (loss) on open U.S. forward currency contracts	(372,008)	(0.19)%

Foreign Forward Currency Contracts
Long	(3,657)	0.00%
Short	48,589	0.02%
Net unrealized gain (loss) on open foreign forward currency contracts	44,932	0.02%

Net unrealized gain (loss) on open forward currency contracts	$(327,076)	(0.17)%

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

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2019

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield [1]
$8,500,000	1/31/20	U.S. Treasury	1.38%	$8,547,582	3.44%
6,000,000	2/15/20	U.S. Treasury	1.38%	6,028,349	2.43%
4,000,000	3/15/20	U.S. Treasury	1.63%	4,018,661	1.62%
8,000,000	4/15/20	U.S. Treasury	1.50%	8,023,074	3.23%
Total U.S. Treasury securities (cost: $26,521,176)				26,617,666	10.72%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield [1]
Automotive
$1,300,000	1/13/20	Hyundai Capital America	1.71%	$1,299,198	0.52%
1,300,000	1/7/20	VW Credit, Inc.	1.67%	1,299,578	0.52%
Banks
1,400,000	2/14/20	Mitsubishi UFJ Trust & Banking Corporation (U.S.A.)	1.82%	1,396,817	0.56%
Beverages
1,400,000	1/2/20	Brown-Forman Corporation	0.85%	1,399,934	0.57%
Diversified financial services
1,300,000	2/19/20	American Express Credit Corporation	1.84%	1,296,674	0.52%
1,400,000	1/15/20	CRC Funding, LLC	1.66%	1,399,031	0.57%
1,300,000	1/8/20	DCAT, LLC	1.55%	1,299,553	0.52%
1,300,000	3/3/20	Gotham Funding Corporation	1.84%	1,295,813	0.52%
1,400,000	2/10/20	Manhattan Asset Funding Company LLC	1.80%	1,397,122	0.56%
1,400,000	1/16/20	Regency Markets No 1 LLC	1.87%	1,398,833	0.56%
Energy
1,400,000	1/9/20	Centerpoint Energy Resources Corp.	1.72%	1,399,396	0.57%
1,500,000	2/4/20	Exxon Mobil Corporation	1.59%	1,497,677	0.61%
Manufacturing
1,300,000	1/17/20	Koch Industries, Inc.	1.65%	1,298,989	0.52%
REIT
1,300,000	1/29/20	Simon Property Group, L.P.	1.74%	1,298,180	0.52%
Total U.S. commercial paper (cost: $18,946,261)				18,976,795	7.64%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2019

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield [1]
Automotive
$1,500,000	1/2/20	Nationwide Building Society	0.91%	$1,499,924	0.61%
Banks
1,500,000	2/13/20	DNB Bank ASA	1.86%	1,496,596	0.60%
1,300,000	1/27/20	Sumitomo Mitsui Banking Corporation	1.78%	1,298,263	0.52%
Beverages
1,400,000	1/21/20	Diageo Capital plc	1.81%	1,398,522	0.56%
Chemicals
1,400,000	1/10/20	Nutrien Ltd.	1.76%	1,399,314	0.56%
Diversified financial services
1,500,000	1/8/20	Longship Funding Designated Activity Company	1.71%	1,499,431	0.60%
1,400,000	2/3/20	Ontario Teachers Finance Trust	1.75%	1,397,690	0.57%
Insurance
1,300,000	1/6/20	Prudential plc	1.58%	1,299,657	0.52%
Telecommunications
1,300,000	1/7/20	Bell Canada, Inc.	1.63%	1,299,588	0.52%
1,400,000	1/14/20	Rogers Communications Inc.	1.78%	1,399,030	0.57%
Total foreign commercial paper (cost: $13,963,862)				13,988,015	5.63%
Total commercial paper (cost: $32,910,123)				32,964,810	13.27%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield [1]
Aerospace
$4,000,000	5/1/22	Boeing Company	2.70%	4,074,640	1.64%
5,000,000	8/16/21	United Technologies Corporation	3.35%	5,178,972	2.09%
Agriculture
4,850,000	5/5/21	Altria Group, Inc.	4.75%	5,053,651	2.04%
Banks
4,000,000	10/29/20	JPMorgan Chase & Co.	2.55%	4,030,675	1.62%
3,000,000	10/29/20	JPMorgan Chase & Co.	3.13%	3,040,470	1.22%
4,000,000	5/17/22	SunTrust Bank	2.80%	4,085,233	1.65%
4,750,000	1/15/21	Wells Fargo Bank, National Association	2.60%	4,833,343	1.95%
Diversified financial services
4,250,000	4/26/22	Goldman Sachs Group, Inc.	3.00%	4,329,852	1.75%
Energy
4,850,000	2/15/21	Enterprise Products Operating LLC	2.80%	4,945,364	1.99%
Food
3,000,000	4/16/21	General Mills, Inc.	3.20%	3,065,870	1.23%
Healthcare
5,000,000	9/17/21	Cigna Corporation	3.40%	5,161,766	2.08%
3,000,000	6/1/21	CVS Health Corporation	2.13%	3,006,261	1.21%
Media
4,000,000	4/1/21	NBCUniversal Media, LLC	4.38%	4,167,918	1.68%
Pharmaceuticals
4,200,000	5/11/20	Amgen Inc.	2.35%	4,217,523	1.70%
3,500,000	6/25/21	Bayer US Finance II LLC	2.58%	3,507,703	1.41%
4,000,000	5/16/22	Bristol-Myers Squibb Company	2.60%	4,077,500	1.64%
Telecommunications
4,000,000	2/9/22	Apple Inc.	2.50%	4,099,716	1.65%
3,500,000	6/30/22	AT&T Inc.	3.00%	3,578,314	1.44%
Total U.S. corporate notes (cost: $73,603,993)				74,454,771	29.99%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2019

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield [1]
Banks
$5,500,000	3/2/20	Danske Bank A/S	2.20%	$5,539,634	2.23%
Energy
2,500,000	5/11/20	Shell International Finance B.V.	2.13%	2,507,384	1.01%
Insurance
4,000,000	9/20/21	AIA Group Limited	2.43%	4,003,233	1.61%
Manufacturing
3,500,000	11/15/20	GE Capital International Funding Company	2.34%	3,514,824	1.42%
Pharmaceuticals
2,250,000	3/12/20	Allergan Funding SCS	3.14%	2,259,476	0.91%
Total foreign corporate notes (cost: $17,652,262)				17,824,551	7.18%
Total corporate notes (cost: $91,256,255)				92,279,322	37.17%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield [1]
Automotive
$900,000	2/18/22	Americredit Automobile Receivables Trust 2017-1	2.30%	901,420	0.37%
451,554	7/18/22	Americredit Automobile Receivables Trust 2017-4	2.04%	451,795	0.18%
253,596	1/18/22	Americredit Automobile Receivables Trust 2018-3	3.11%	254,487	0.10%
283,888	9/19/22	Americredit Automobile Receivales Trust 2019-2	2.43%	284,678	0.11%
772,000	7/20/21	BMW Vehicle Lease Trust 2018-1	3.26%	779,225	0.31%
250,000	1/22/24	Capital Auto Receivables Asset Trust 2016-3	2.65%	250,578	0.10%
220,524	2/22/21	Capital Auto Receivables Asset Trust 2018-2	3.02%	220,927	0.09%
400,000	7/15/22	Carmax Auto Owner Trust 2016-4	2.26%	401,167	0.16%
55,198	9/21/20	GM Financial Automobile Leasing Trust 2018-3	2.89%	55,266	0.02%
100,000	6/21/21	GM Financial Automobile Leasing Trust 2018-3	3.18%	100,589	0.04%
73,041	5/17/21	GM Financial Consumer Automobile Receivables Trust 2018-2	2.55%	73,153	0.03%
52,232	2/16/21	Mercedes- Benz Auto Lease Trust 2018-A	2.41%	52,320	0.02%
150,000	10/15/20	NextGear Floorplan Master Owner Trust , Series 2017-2	2.56%	150,672	0.06%
333,632	5/16/22	Santander Drive Auto Receivables Trust 2017-1	2.58%	334,317	0.14%
500,000	4/20/22	Santander Retail Auto Lease Trust 2019-B	2.29%	501,326	0.20%
525,000	4/20/22	Tesla Auto Lease Trust 2019-A	2.13%	525,261	0.21%
Credit cards
400,000	7/15/20	Barclays Dryrock Issuance Trust, Series 2017-2	2.04%	400,647	0.16%
400,000	8/17/20	Discover Card Execution Note Trust	1.88%	400,350	0.16%
820,000	8/15/24	World Financial Network Credit Card Master Note Trust - Series 2017-C	2.31%	822,189	0.34%
. Equipment
121,415	10/22/20	Dell Equipment Finance Trust 2018-1	2.09%	121,496	0.05%
500,000	5/20/22	DLL 2019-2 LLC	2.27%	500,832	0.21%
479,846	6/15/21	GreatAmerica Leasing Receivables Funding LLC, Series 2019-1	2.97%	482,010	0.19%
806,676	1/10/22	MMAF Equipment Finance LLC Series 2019-A	2.84%	811,592	0.33%
205,263	12/20/20	Verizon Owner Trust 2017-2	1.92%	205,342	0.08%
922,784	4/20/22	Verizon Owner Trust 2017-3	2.06%	923,583	0.37%
Student loans
26,574	11/25/27	SLM Student Loan Trust 2011-2	2.39%	26,622	0.01%
657,427	8/25/47	Sofi Professional Loan Program 2018-B Trust	2.64%	658,939	0.27%
Total U.S. asset backed securities (cost: $10,664,803)				10,690,783	4.31%
Total investments in securities (cost: $161,352,357)				$162,552,581	65.47%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2019

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$275,964	0.11%
Currencies	993,230	0.40%
Energy	179,104	0.07%
Equity indices	1,049,270	0.42%
Interest rate instruments	(650,711)	(0.26)%
Metals	(163,448)	(0.07)%
Single stock futures	158,891	0.06%
Net unrealized gain (loss) on open long U.S. futures contracts	1,842,300	0.73%

Short U.S. Futures Contracts
Agricultural commodities	(611,155)	(0.25)%
Currencies	(1,107,362)	(0.45)%
Energy	354,367	0.14%
Equity indices	(10,129)	0.00%
Interest rate instruments	7,668	0.00%
Metals	485,172	0.20%
Single stock futures	(6,634)	0.00%
Net unrealized gain (loss) on open short U.S. futures contracts	(888,073)	(0.36)%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	954,227	0.37%

Long Foreign Futures Contracts
Agricultural commodities	67,579	0.03%
Currencies	(17,669)	(0.01)%
Energy	(11,669)	0.00%
Equity indices	(76,733)	(0.03)%
Interest rate instruments	(1,754,938)	(0.71)%
Metals	35,076	0.01%
Single stock futures	185	0.00%
Net unrealized gain (loss) on open long foreign futures contracts	(1,758,169)	(0.71)%

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

Futures Portfolio Fund, Limited Partnership

Statements of Operations

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on:
Futures and forward contracts	$6,669,078	$7,391,398	$(20,432,507)	$7,460,065
Investments in SMFSF	—	(182,193)	(2,753,150)	(482,306)
Investments in securities	233,949	96,663	512,182	(301,687)
Net change in unrealized gain (loss) on:
Futures and forward contracts	(3,567,216)	(1,412,861)	2,525,163	5,239,651
Investments in SMFSF	—	922,010	2,882,001	1,074,365
Investments in securities	1,469,390	411,359	322,624	1,609,420
Exchange membership	(10,750)	(3,500)	6,750	(33,500)
Brokerage commissions and trading expenses	(317,272)	(761,251)	(846,304)	(1,591,743)
Net realized and changed in unrealized gain (loss) on investments	4,477,179	6,461,625	(17,783,241)	12,974,265

Net investment income (loss)
Income
Interest income (loss)	588,966	1,530,019	1,672,414	3,100,450

Expenses
Trading Advisor management fee	741,185	1,083,528	1,630,893	2,145,013
Trading Advisor incentive fee	—	1,229,890	213,562	2,456,225
Cash manager fees	49,111	48,998	100,316	103,672
General Partner management and performance fees	773,714	1,012,144	1,649,151	2,048,632
Selling agent fees – General Partner	703,406	903,666	1,485,830	1,822,172
Broker dealer servicing fees – General Partner	27,868	36,893	59,966	75,620
General Partner 1% allocation	25,382	34,790	(217,172)	70,230
Administrative expenses – General Partner	232,614	197,535	466,624	400,359
Total expenses	2,553,280	4,547,444	5,389,170	9,121,923
Net investment income (loss)	(1,964,314)	(3,017,425)	(3,716,756)	(6,021,473)
Net income (loss)	$2,512,865	$3,444,200	$(21,499,997)	$6,952,792

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Operations (continued)

For the Three and Six Months Ended June 30, 2020 and 2019 (unaudited)

	Three Months Ended June 30, 2020
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$35.71	$12.53	$11.84	$81.70	$15.89	$14.06
Net income (loss) per unit†	$38.55	$12.53	$11.83	$87.33	$48.69	$15.50

Weighted average number of units outstanding	38,324.4170	714.9178	86.0607	9,653.2629	760.6872	9,382.20

	Three Months Ended June 30, 2019
	Class A	Class A2	Class A3*	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$47.66	$15.75	$—	$101.34	$19.18	$17.34
Net income (loss) per unit†	$45.48	$37.25	$—	$98.37	$1.93	$16.91

Weighted average number of units outstanding	44,786.5219	286.3754	—	11,860.7210	2,552.2786	13,312.7721

	Six Months Ended June 30, 2020
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(377.58)	$(91.02)	$(89.17)	$(540.44)	$(85.49)	$(88.93)
Net income (loss) per unit†	$(371.18)	$(85.46)	$(89.17)	$(560.31)	$(106.45)	$(82.16)

Weighted average number of units outstanding	39,644.3204	647.7664	86.0607	10,185.0057	1,336.9278	10,624.40

	Six Months Ended June 30, 2019
	Class A	Class A2	Class A3*	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$94.42	$31.17	$—	$200.54	$38.06	$34.30
Net income (loss) per unit†	$88.79	$47.12	$—	$94.29	$1.68	$16.71

Weighted average number of units outstanding	45,958.7071	226.4288	—	12,373.5771	2,943.9926	13,471.4221

† (based on weighted average number of units outstanding during the period)

* Class A3 Units were introduced in July 2019

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

	2020	2019
Cash flows from operating activities
Net income (loss)	$(21,499,997)	$6,952,792
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures and forwards trading	(2,525,163)	(5,239,651)
Net realized and change in unrealized (gain) loss on SMFSF and securities	(963,657)	(1,899,792)
Purchases of securities	(311,414,632)	(215,134,819)
Proceeds from disposition of SMFSF and securities	361,241,280	261,786,864
Changes in
Exchange membership	(6,750)	33,500
Trading Advisor management fee payable	(344,547)	2,920
Trading Advisor incentive fee payable	(602,408)	738,078
Commissions and other trading fees payable on open contracts	(16,441)	11,141
Cash Manager fees payable	36,241	(10,683)
General Partner management and performance fees payable	(66,836)	(28,120)
General Partner 1% allocation receivable/payable	(297,649)	235,762
Selling agent fees payable – General Partner	(58,510)	(25,547)
Broker dealer servicing fees payable – General Partner	(2,276)	(1,497)
Administrative fee payable – General Partner	14,329	(1,486)
Net cash provided by (used in) operating activities	23,492,984	47,419,463

Cash flows from financing activities
Subscriptions	370,714	8,749,833
Subscriptions received in advance	17,000	483,000
Redemptions	(33,316,227)	(39,422,611)
Net cash provided by (used in) financing activities	(32,928,513)	(30,189,778)

Net increase (decrease) in cash and cash equivalents	(9,435,529)	17,229,683
Cash and cash equivalents, beginning of period	69,988,877	46,185,781
Cash and cash equivalents, end of period	$60,553,348	$63,415,465

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$49,311,624	51,716,142
Cash and cash equivalents not in broker trading accounts	11,241,724	11,699,323
Total end of period cash and cash equivalents	$60,553,348	$63,415,465

Supplemental disclosure of cash flow information
Prior period redemptions paid	$4,780,643	$5,057,655
Prior period subscriptions received in advance	$266,000	$224,523

Supplemental schedule of non-cash financing activities
Redemptions payable	$5,271,691	$3,375,305

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Class A	Class A2	Class A3*	Class B	Class I	Class R	Total
2020
Balance at December 31, 2019	$166,191,101	$544,240	$86,512	$66,498,788	$1,846,574	$13,081,928	$248,249,143
Net income (loss)	(16,192,422)	(64,315)	(8,692)	(6,549,700)	(179,354)	(1,018,379)	(24,012,862)
Subscriptions	303,803	98,000	—	113,000	—	—	514,803
Redemptions	(9,387,547)	—	—	(4,207,077)	—	(2,777,516)	(16,372,140)
Transfers	(219,684)	—	—	219,684	—	—	—
Balance at March 31, 2020	$140,695,251	$577,925	$77,820	$56,074,695	$1,667,220	$9,286,033	$208,378,944
Net income (loss)	1,477,399	8,956	1,018	842,989	37,036	145,467	2,512,865
Subscriptions	34,611	87,300	—	—	—	—	121,911
Redemptions	(7,922,275)	—	—	(6,946,258)	(1,458,476)	(1,108,126)	(17,435,135)
Transfers	(296,736)	—	—	296,736	—	—	—
Balance at June 30, 2020	$133,988,250	$674,181	$77,838	$50,268,162	$245,780	$8,323,374	$193,578,585

2019
Balance at December 31, 2018	$189,019,997	$146,018	$—	$79,984,663	$3,440,608	$13,667,838	$286,259,124
Net income (loss)	2,043,816	6,575	—	1,155,708	65,428	237,065	3,508,592
Subscriptions	2,091,523	87,300	—	70,000	—	210,000	2,458,823
Redemptions	(12,881,564)	—	—	(5,539,868)	(257,330)	(692,418)	(19,371,180)
Transfers	(169,415)	—	—	169,415	—	—	—
Balance at March 31, 2019	180,104,357	239,893	—	75,839,918	3,248,706	13,422,485	272,855,359
Net income (loss)	2,036,793	10,669	—	1,166,729	4,936	225,073	3,444,200
Subscriptions	5,709,533	196,000	—	—	250,000	360,000	6,515,533
Redemptions	(10,724,938)	—	—	(5,762,795)	(1,680,312)	(201,037)	(18,369,082)
Transfers	—	—	—	—	—	—	—
Balance at June 30, 2019	$177,125,745	$446,562	$—	$71,243,852	$1,823,330	$13,806,521	$264,446,010

* Class A3 Units introduced in July 2019

The accompanying notes are an integral part of these consolidated financial statements.

*

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Six Months Ended June 30, 2020 and 2019

(Unaudited)

Units

	Class A	Class A2	Class A3*	Class B	Class I	Class R
2020
Balance at December 31, 2019	41,522.9804	526.3226	86.0607	10,608.5075	1,769.1082	12,549.5403
Subscriptions	78.0348	94.7737	—	18.1358	—	—
Redemptions	(2,342.9460)	—	—	(731.9210)	—	(2,664.7698)
Transfers	(57.3538)	—	—	36.5057	—	—
Balance at March 31, 2020	39,200.7154	621.0963	86.0607	9,931.228	1,769.1082	9,884.7705
Subscriptions	9.6434	93.82	—	—	—	—
Redemptions	(2,165.2172)	—	—	(1,206.6858)	(1,512.6315)	(1,155.4273)
Transfers	(80.9194)	—	—	51.3267	—	—
Balance at June 30, 2020	36,964.2222	714.9178	86.0607	8,775.8689	256.4767	8,729.3432

2019
Balance at December 31, 2018	48,319.8508	146.5000	—	13,290.4576	3,466.2779	13,683.8897
Subscriptions	551.5426	90.5174	—	12.0124	—	217.0747
Redemptions	(3,329.8411)	—	—	(934.0369)	(254.4114)	(687.1682)
Transfers	(44.7181)	—	—	28.9854	—	—
Balance at March 31, 2019	45,496.8342	237.0174	—	12,397.4185	3,211.8665	13,213.7962
Subscriptions	1,426.5866	197.4320	—	—	247.1650	350.1878
Redemptions	(2,711.2592)	—	—	(941.1029)	(1,689.9233)	(200.2495)
Transfers	—	—	—	—	—	—
Balance at June 30, 2019	44,212.1616	434.4494	—	11,456.3155	1,769.1082	13,363.7345

Net Asset Value per Unit

	Class A	Class A2	Class A3*	Class B	Class I	Class R

June 30, 2020	$3,624.81	$943.02	$916.08	$5,728.00	$958.30	$953.49
December 31, 2019	4,002.39	1,034.04	1,005.25	6,268.44	1,043.79	1,042.42
June 30, 2019	4,006.27	1,027.88	—	6,218.74	1,030.65	1,033.13
December 31, 2018	3,911.85	996.71	—	6,018.20	992.59	998.83

*Class A3 Units introduced in July 2019

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

At June 30, 2020, the Fund did not own any Class I shares of the Steben Managed Futures Strategy Fund (“SMFSF”), having fully liquidated its investment during the first quarter of 2020. SMFSF was a non-diversified series of shares of beneficial interest of Steben Alternative Investment Funds (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end investment company. SMFSF reorganized into shares of another mutual fund and is no longer operating so the Fund will make no further investments in SMFSF. The General Partner served as the investment manager of SMFSF. SMFSF had a similar investment strategy to the Fund, using commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended June 30, 2020 and year ended December 31, 2019, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through June 30, 2020. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2015.

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

New Accounting Pronouncements

Fair Value Disclosures

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the six months ended June 30, 2020.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At June 30, 2020

	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$2,849,724	$—	$2,849,724
Net unrealized gain (loss) on open forward currency contracts*	—	(327,076)	(327,076)
Cash and cash equivalents:
Money market fund	4,158,112	—	4,158,112
Investments in securities:
U.S. Treasury securities*	17,392,431	—	17,392,431
Asset backed securities*	—	8,623,217	8,623,217
Commercial paper*	—	26,593,437	26,593,437
Corporate notes*	—	83,819,456	83,819,456
Exchange membership	—	69,250	69,250
Total	$24,400,267	$118,778,284	$143,178,551

*See the condensed schedule of investments for further description.

December 31, 2019

	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$187,200	$—	$187,200
Net unrealized gain (loss) on open forward currency contracts*	—	(189,715)	(189,715)
Cash and cash equivalents:
Money market fund	4,326,784	—	4,326,784
Investment in SMFSF	22,738,951	—	22,738,951
Investments in securities:
U.S. Treasury securities*	26,617,666	—	26,617,666
Asset backed securities*	—	10,690,783	10,690,783
Commercial paper*	—	32,964,810	32,964,810
Corporate notes*	—	92,279,322	92,279,322
Exchange membership	—	62,500	62,500
Total	$53,870,601	$135,807,700	$189,678,301

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at June 30, 2020 and December 31, 2019, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At June 30, 2020, the Fund’s derivative contracts had the following impact on the statements of financial condition:

June 30, 2020	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts: Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$546,338	$(440,725)	$105,613
Currencies	171,189	(416,737)	(245,548)
Energy	406,622	(357,719)	48,903
Equity indices	1,547,132	(727,367)	819,765
Interest rate instruments	2,148,357	(400,086)	1,748,271
Metals	3,587,071	(3,292,502)	294,569
Single stock futures	182,547	(104,396)	78,151
Net unrealized gain (loss) on open futures contracts	$8,589,256	$(5,739,532)	$2,849,724

Net unrealized gain (loss) on open forward currency contracts	$2,366,974	$(2,694,050)	$(327,076)

At June 30, 2020, there were 18,828 open futures contracts and 4,628 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at June 30, 2020 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank AG	$(73,715)	$—	$—	$(73,715)
Deutsche Bank Securities, Inc.	931,174	—	—	931,174
JP Morgan Securities, LLC	(104,273)	—	—	(104,273)
SG Americas Securities, LLC	1,926,203	—	—	1,926,203
Société Générale International Limited	(156,741)	—	—	(156,741)
Total	$2,522,648	$—	$—	$2,522,648

For the three and six months ended June 30, 2020, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended June 30, 2020		Six Months Ended June 30, 2020
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$304,672	$(160,820)	$(634,207)	$374,138
Currencies	(1,285,010)	(448,356)	(2,436,830)	(194,631)
Energy	(512,476)	(2,024,423)	12,396,776	(1,096,813)
Equity indices	7,875,916	356,372	(42,833,004)	(286,139)
Interest rate instruments	2,329,562	27,399	15,539,035	4,002,492
Metals	(25,777)	(149,668)	1,463,670	(62,232)
Single stock futures	206,463	39,355	(224,834)	(74,291)
Total futures contracts	8,893,350	(2,360,141)	(16,729,394)	2,662,524

Forward currency contracts	(2,258,213)	(1,207,075)	(3,746,161)	(137,361)

Total futures and forward contracts	$6,635,137	$(3,567,216)	$(20,475,555)	$2,525,163

For the three months ended June 30, 2020, the number of futures contracts closed was 103,287 and the number of forward currency contracts closed was 63,234. For the six months ended June 30, 2020 the number of futures contracts closed was 331,207 and the number of forward currency contracts closed was 226,695.

At December 31, 2019, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

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

At June 30, 2020 and December 31, 2019, the majority shareholder of the General Partner did not have an investment balance in the Fund.

The following fees are paid to the General Partner:

■	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, A3, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, A3, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

■	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears. During 2019 and through the six-months ended June 30. 2020, the General Partner did not earn any General Partner performance fees.

■	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

■	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

■	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the Fund, payable in arrears to the General Partner. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

5.	Trading Advisors and Cash Managers

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

Principal Global Investors, LLC serves as the cash manager for the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.13% and 0.11% of the investments in securities and certificates of deposit as of the period ended June 30, 2020 and 2019, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund maintains assets, including cash, equity in futures and forward currency contracts, and investments in securities, with brokers, subject to CFTC regulations and various exchange and broker requirements. At June 30, 2020 and December 31, 2019, the Fund had assets totaling $51,834,272 and $64,812,058, respectively, with brokers, which includes margin deposit requirements of $34,122,608 and $40,682,048, respectively.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at June 30, 2020.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners' Capital (Net Asset Value)
United States	$17,392,431	$17,696,064	$76,815,654	$8,623,217	$120,527,366	62.26%
Denmark	—	—	—	—	—	0.00%
Canada	—	2,398,889	—	—	2,398,889	1.25%
Ireland	—	2,599,713	—	—	2,599,713	1.34%
Germany	—	1,399,510	—	—	1,399,510	0.72%
United Kingdom	—	1,299,913	—	—	1,299,913	0.67%
Hong Kong	—	—	3,980,738	—	3,980,738	2.06%
Sweden	—	1,199,348	—	—	1,199,348	0.62%
Finland	—	—	3,023,064	—	3,023,064	1.56%
Total	$17,392,431	$26,593,437	$83,819,456	$8,623,217	$136,428,541	70.48%

The following table presents the exposure at December 31, 2019.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners' Capital (Net Asset Value)
United States	$26,617,666	$18,976,795	$74,454,771	$10,690,783	$130,740,015	52.66%
Denmark	—	—	5,539,634	—	5,539,634	2.23%
Canada	—	5,495,622	—	—	5,495,622	2.22%
Ireland	—	1,499,431	3,514,824	—	5,014,255	2.02%
United Kingdom	—	4,198,103	—	—	4,198,103	1.69%
Hong Kong	—	—	4,003,233	—	4,003,233	1.61%
Luxumbourg	—	—	2,259,476	—	2,259,476	0.91%
Netherlands	—	—	2,507,384	—	2,507,384	1.01%
Norway	—	1,496,596	—	—	1,496,596	0.60%
Japan	—	1,298,263	—	—	1,298,263	0.52%
Total	$26,617,666	$32,964,810	$92,279,322	$10,690,783	$162,552,581	65.47%

9.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at June 30, 2020, the consolidated statements of operations for the three and six months ended June 30, 2020 and 2019, the consolidated statements of cash flows and consolidated statement of changes in partners’ capital (net asset value) for the six months ended June 30, 2020 and 2019, and the accompanying notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such consolidated financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at June 30, 2020, results of operations, cash flows and changes in partners’ capital (net asset value) for the three and six months ended June 30, 2020 and 2019. The results of operations for the three and six months ended June 30, 2020 and 2019 are not necessarily indicative of the results to be expected for the full year or any other period. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three and six months ended June 30, 2020 and 2019, assuming the unit was outstanding throughout the entire period:

	Three Months Ended June 30, 2020
	Class A	Class A2	Class A3†	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$3,589.10	$930.49	$904.24	$5,646.30	$942.41	$939.43

Net realized and change in unrealized gain (loss) on investments (1)	75.87	19.66	19.11	119.25	19.82	19.83
Net investment income (loss) (1)	(40.16)	(7.13)	(7.27)	(37.55)	(3.93)	(5.77)
Total income (loss) from operations	35.71	12.53	11.84	81.70	15.89	14.06

Net asset value per unit, end of period	$3,624.81	$943.02	$916.08	$5,728.00	$958.30	$953.49

Total return (4)	0.99%	1.35%	1.31%	1.45%	1.69%	1.50%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	5.61%	4.09%	4.24%	3.84%	8.04%	3.63%
General Partner 1% allocation	0.01%	0.01%	0.01%	0.02%	0.15%	0.02%
Net total expenses	5.62%	4.10%	4.25%	3.86%	8.19%	3.65%

Net investment income (loss) (2) (3) (5)	(4.44)%	(2.95)%	(3.10)%	(2.65)%	(4.23)%	(2.44)%

	Three Months Ended June 30, 2019
	Class A	Class A2	Class A3†	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$3,958.61	$1,012.13	$—	$6,117.40	$1,011.47	$1,015.79

Net realized and change in unrealized gain (loss) on investments (1)	98.76	27.06	—	152.36	24.71	25.31
Net investment income (loss) (1)	(51.10)	(11.31)	—	(51.02)	(5.53)	(7.97)
Total income (loss) from operations	47.66	15.75	—	101.34	19.18	17.34

Net asset value per unit, end of period	$4,006.27	$1,027.88	$—	$6,218.74	$1,030.65	$1,033.13

Total return (4)	1.20%	1.56%	—	1.66%	1.90%	1.71%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	7.41%	6.68%	—	5.55%	4.73%	5.34%
General Partner 1% allocation	0.01%	0.04%	—	0.02%	0.00%	0.02%
Net total expenses	7.42%	6.72%	—	5.57%	4.73%	5.36%

Net investment income (loss) (2) (3) (5)	(5.11)%	(4.30)%	—	(3.26)%	(2.17)%	(3.06)%

	Six Months Ended June 30, 2020
	Class A	Class A2	Class A3†	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,002.39	$1,034.04	$1,005.25	$6,268.44	$1,043.79	$1,042.42

Net realized and change in unrealized gain (loss) on investments (1)	(303.17)	(78.07)	(76.38)	(477.41)	(80.64)	(78.67)
Net investment income (loss) (1)	(74.41)	(12.95)	(12.79)	(63.03)	(4.85)	(10.26)
Total income (loss) from operations	(377.58)	(91.02)	(89.17)	(540.44)	(85.49)	(88.93)

Net asset value per unit, end of period	$3,624.81	$943.02	$916.08	$5,728.00	$958.30	$953.49

Total return (4)	(9.43)%	(8.80)%	(8.87)%	(8.62)%	(8.19)%	(8.53)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	5.70%	4.33%	4.36%	3.89%	3.26%	3.91%
General Partner 1% allocation	(0.10)%	(0.09)%	(0.09)%	(0.10)%	(0.13)%	(0.09)%
Net total expenses	5.60%	4.24%	4.27%	3.79%	3.13%	3.82%

Net investment income (loss) (2) (3) (5)	(4.19)%	(2.82)%	(2.87)%	(2.36)%	(1.39)%	(2.34)%

	Six Months Ended June 30, 2019
	Class A	Class A2	Class A3†	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$3,911.85	$996.71	$—	$6,018.20	$992.59	$998.83

Net realized and change in unrealized gain (loss) on investments (1)	193.67	53.49	—	298.71	49.19	49.71
Net investment income (loss) (1)	(99.25)	(22.32)	—	(98.17)	(11.13)	(15.41)
Total income (loss) from operations	94.42	31.17	—	200.54	38.06	34.30

Net asset value per unit, end of period	$4,006.27	$1,027.88	$—	$6,218.74	$1,030.65	$1,033.13

Total return (4)	2.41%	3.13%	—	3.33%	3.83%	3.43%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	7.34%	6.68%	—	5.48%	4.63%	5.29%
General Partner 1% allocation	0.02%	0.08%	—	0.03%	0.02%	0.03%
Net total expenses	7.36%	6.76%	—	5.51%	4.65%	5.32%

Net investment income (loss) (2) (3) (5)	(5.04)%	(4.29)%	—	(3.20)%	(2.19)%	(3.01)%

Total returns are calculated based on the change in value of a Class A, Class A2, Class A3, Class B, Class I or Class R Unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

† Class A3 Units were introduced in July 2019

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

(3) Ratios have been annualized.

(4) Ratios have not been annualized.

(5) Ratio excludes General Partner 1% allocation.

12. Subsequent Events

Subsequent to June 30, 2020, there were $118,449 of contributions and an estimated $6,906,667 of redemptions from the Fund.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of June 30, 2020 were as follows:

Sector	Risk Allocation	Net Position
Agriculture	7%	Short
Energy	9%	Short
Metals	11%	Long base metals, long precious metals
Currencies	20%	Long USD
Equity indices	26%	Long
Interest rates	27%	Long

A prevalent strategy employed by the Fund’s trading advisors is trend-following. As such, the largest positions tend to reflect the strongest current market trends. Another prevalent strategy employed by the Fund is systematic macro, which tends to systematically trade positions based on non-price data or other fundamental data and factors. As of June 30, 2020, the Fund had large long positions globally in bonds and in equity indices. In currencies, the Fund was long the US Dollar with a fairly sizable position. In physical commodities, there were modest long positions in precious metals and base metals but modest short positions in agriculture and energy.

Results of Operations

The returns for each Class of Units for the six months ended June, 2020 and 2019 were:

Class of Units	2020	2019
Class A	-9.43%	2.41%
Class A2	-8.80%	3.13%
Class A3*	-8.87%	n/a
Class B	-8.62%	3.33%
Class I	-8.19%	3.83%
Class R	-8.53%	3.43%

Results from past periods are not necessarily indicative of results that may be expected for any future period. Monthly analysis of the trading gains and losses is provided below.

* Class A3 Units were introduced in July 2019.

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

April

Optimism regarding the potential for re-opening the economy sparked a massive relief rally in equities during April. After reaching its 2020 low on March 23rd, the S&P 500 continued its recovery in April by gaining +12.8% and recouping much of its year-to-date losses. For now, market participants are looking past the disruption to the economy that has seen the number of individuals filing unemployment claims reach 33.5 million since mid-March, wiping out all of the post-Global Financial Crisis job creation. Instead, positive news on the COVID-19 treatment front, including Gilead’s Remdesivir and the push to re-open in the U.S. and abroad, buoyed investor spirits. U.S. bond yields were relatively stable during the month while yields in international instruments like the UK Gilt and German Bund declined. In an unprecedented development, the May 2020 West Texas Intermediate crude contract closed at -$37.63 the day prior to expiration as a collapse in demand and oil storage at capacity caused companies to pay buyers to take oil off their hands.

The Fund posted a positive return during April. While positioning fluctuated between long and short, trading in equities generated the largest profits. Long positions in fixed income also produced gains led by positions in U.S. Treasuries and the Euro Bund. Trading in commodities was also profitable, as long positions in precious metals and short positions in agricultural markets provided a boost. Trading in energy was not a significant performance driver as falling prices in the first half of the month reversed course during the latter half. Foreign currency trading was unprofitable in April, particularly a short position in the Australian Dollar. The Aussie dollar’s rally is likely attributable to the relative success that country has had containing the coronavirus and accordingly, a faster timeline to successfully reopening its economy. The Fund finished with a net gain of 2.08%, 2.20%, 2.19%, 2.23%, 2.31%, and 2.25% for Class A, A2, A3, B, I, and R Units, respectively.

May

May saw a continuation of the shift back toward risk assets as investors looked past the current economic weakness and the climbing number of COVID-19 cases. Instead, investors focused on the reopening of the global economy and path towards a return to “normal”. Continued responsiveness by central banks to support asset prices and indications that more can be done if necessary, further buoyed investor confidence. With investor enthusiasm surging, equities, as measured by the S&P 500, have now rallied nearly +40% off their March 23rd low. In commodities, West Texas Intermediate (“WTI”) oil had its best monthly gain in its history, climbing an astounding ~90% in May to approximately $35/barrel. Bond yields were relatively unchanged at the shorter end of the curve which are anchored by the Fed. Yields for longer duration instruments pushed higher reflecting improving optimism regarding the economic outlook. The U.S. Dollar weakened, notably against the Euro which moved higher on improving risk appetite and passage of the $825 billion Coronavirus Recovery Fund by the EU.

The Fund had a slightly positive return in May led by profitable trading in equities, though exposure shifted between long and short during the month. In commodities, there were losses from short positions in the energy and agricultural sectors as prices rallied on hopes that the economy had bottomed. The Fund had small losses in fixed income and currency trading, as declining bond prices and a depreciation of the safe haven U.S. Dollar negatively impacted long positions in these markets. The Fund finished with a net gain of 0.21%, 0.32%, 0.31%, 0.35%, 0.43%, and 0.37% for Class A, A2, A3, B, I, and R Units, respectively.

June

Indications that economic conditions are bottoming helped buoy risk assets during June. Early in the month, equities surged following a remarkable U.S. employment report showing 2.5 million jobs added in May. Volatility returned intra-month, however, as concerns regarding a resurgence in COVID-19 cases as lock-downs were relaxed and heightened U.S./China trade tension ramped. Risk assets resumed their upward trajectory in the second half of June as accommodative monetary policy, improving economic data, and a belief that politicians would not re-impose strict lock-downs again, buoyed risk appetite. With investors looking at a global recovery, the world’s reserve currency (U.S. Dollar) weakened while cyclical commodity prices moved higher. Within fixed income markets, yields were relatively unchanged.

The Fund had slight losses in June led by unprofitable trading in currencies. While positioning shifted mid-month, long U.S. dollar exposure in the first half of the month detracted as the greenback weakened versus other major currencies. Long positions in fixed income and equities were profitable but were largely offset by losses from trading in commodities. While trading in energy has generated robust gains in 2020, short positions during June were unprofitable. The Fund finished with a net loss of (1.27)%, (1.15)%, (1.16)%, (1.12)%, (1.04)%, and (1.10)% for Class A, A2, A3, B, I, and R Units , respectively.

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

The largest contributions in June came from long positions in global bonds and stocks. These gains were somewhat offset by losses in currencies, as a rebound in the Euro hurt the Fund’s short Euro positions. Commodities were a minor detractor, as oil and other markets saw trendless, choppy moves. Overall, the Fund benefitted from sustained, sizable trends, and finished the month with strong positive performance. The Fund finished with a net gain of 3.42%, 3.54%, 3.57%, 3.65%, and 3.59% for Class A, A2, B, I, and R Units, respectively.

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

Significant Accounting Policies

A summary of the Fund’s significant accounting policies is included in Note 1 to the consolidated financial statements.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund's open positions by market sector at June 30, 2020 and December 31, 2019. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	June 30, 2020		December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$718,512	0.36%	$469,643	0.19%
Currencies	1,945,398	0.98	1,857,755	0.73
Energy	920,091	0.46	1,648,619	0.65
Equity indices	2,725,625	1.37	2,357,891	0.93
Interest rate instruments	1,120,752	0.56	1,492,979	0.59
Metals	96,880	0.05	1,805,322	0.71
Single stock futures	2,486,765	1.25	58,059	0.02
Total	10,014,026	5.03%	$9,690,268	3.83%

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

The following were the primary trading risk exposures of the Fund as of June 30, 2020, by market sector.

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

Interest Rate Instruments

The Fund has exposure to global fixed income markets through bond futures and interest rate futures in countries such as the U.S., the UK, Germany, Japan and Australia. The Fund has exposure across the yield curve with positions in the futures for both short-term and long-term instruments. The yield curve (and futures prices) can be affected by economic growth, inflation expectations, monetary policy and investor risk aversion.

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

The following represent non-trading risk exposures of the Fund as of June 30, 2020.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at June 30, 2020 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended June 30, 2020. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended June 30, 2020 were as follows:

	April	May	June	Total
A Units
Units redeemed	(812.3540)	(906.8789)	(445.9842)	(2,165.2171)
Average net asset value per unit	$3,663.75	$3,671.28	$3,624.81	$3,839.66

A2 Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

A3 Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

B Units
Units redeemed	(291.5808)	(330.8251)	(584.2800)	(1,206.6859)
Average net asset value per unit	$5,772.32	$5,792.81	$5,728.00	$5,753.27

I Units
Units redeemed	(1,512.6315)	—	—	(1,512.6315)
Average net asset value per unit	$964.20	$—	$—	$964.20

R Units
Units redeemed	(675.6446)	(156.4154)	(323.3673)	(1,155.4273)
Average net asset value per unit	$960.55	$964.12	$953.49	$1,017.13

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

Dated: August 14, 2020	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kevin M. Kinzie
	Name:	Kevin M. Kinzie
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Jon C. Essen
	Name:	Jon C. Essen
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)