Form 10-Q
period 2020-09-30
FUTURES PORTFOLIO FUND L.P.
filed 2020-11-13
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Futures Portfolio Fund, Limited Partnership

Statements of Financial Condition

September 30, 2020 (Unaudited) and December 31, 2019

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Equity in broker trading accounts
Cash	$44,461,686	$64,814,573
Net unrealized gain (loss) on open futures contracts	1,030,892	187,200
Net unrealized gain (loss) on open forward currency contracts	(575,626)	(189,715)
Total equity in broker trading accounts	44,916,952	64,812,058
Cash and cash equivalents	9,894,681	5,174,304
Investment in SMFSF, at fair value (cost $0 and $25,620,952)	—	22,738,951
Investments in securities, at fair value (cost $127,698,951 and $161,352,357)	128,971,690	162,552,581
General Partner 1% allocation receivable	226,740	—
Exchange membership, at fair value (cost $189,000 and $189,000)	65,500	62,500
Total assets	$184,075,563	$255,340,394

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$265,485	$586,747
Trading Advisor incentive fees payable	—	602,408
Commissions and other trading fees payable on open contracts	32,911	55,213
Cash Manager fees payable	77,045	48,576
General Partner management and performance fees payable	229,347	315,840
General Partner 1% allocation payable	—	80,477
Selling agent fees payable – General Partner	214,990	285,554
Broker dealer servicing fees payable – General Partner	7,668	11,224
Administrative fee payable – General Partner	68,281	58,569
Redemptions payable	3,120,444	4,780,643
Subscriptions received in advance	18,657	266,000
Total liabilities	4,034,828	7,091,251

Partners’ Capital (Net Asset Value)
Class A Interests – 35,142.5969 and 41,522.9804 units outstanding at September 30, 2020 and December 31, 2019, respectively	126,428,830	166,191,101
Class A2 Interests – 616.9178 and 526.3226 units outstanding at September 30, 2020 and December 31, 2019, respectively	579,406	544,240
Class A3 Interests – 86.0607 and 86.0607 units outstanding at September 30, 2020 and December 31, 2019, respectively	78,489	86,512
Class B Interests – 7,885.0174 and 10,608.5075 units outstanding at September 30, 2020 and December 31, 2019, respectively	45,026,868	66,498,788
Class I Interests – 256.4767 and 1,769.1082 units outstanding at September 30, 2020 and December 31, 2019, respectively	245,604	1,846,574
Class R Interests – 8,076.9773 and 12,549.5403 units outstanding at September 30, 2020 and December 31, 2019, respectively	7,681,538	13,081,928
Total partners’ capital (net asset value)	180,040,735	248,249,143
Total liabilities and partners’ capital (net asset value)	$184,075,563	$255,340,394

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

September 30, 2020 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$5,000,000	7/15/21	U.S. Treasury	2.63%	$5,126,257	2.85%
6,000,000	10/31/21	U.S. Treasury	2.00%	6,171,155	3.42%
6,000,000	1/31/22	U.S. Treasury	1.38%	6,113,274	3.40%
Total U.S. Treasury securities (cost: $17,506,279)				17,410,686	9.67%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
1,200,000	12/14/20	Mitsubishi UFJ Trust and Banking Corp. (New York Branch)	0.19%	1,199,531	0.66%
1,200,000	11/24/20	Mizuho Bank - New York Branch	0.16%	1,199,703	0.67%
1,300,000	11/9/20	United Overseas Bank Limited - New York Agency	0.18%	1,299,747	0.71%

Diversified financial services
1,200,000	10/6/20	Citigroup Global Markets Inc.	0.12%	1,199,977	0.67%
1,200,000	10/8/20	DCAT, LLC	0.14%	1,199,963	0.67%
1,200,000	12/15/20	Gotham Funding Corporation	0.15%	1,199,625	0.67%
1,200,000	10/7/20	Manhattan Asset Funding Company LLC	0.20%	1,199,954	0.67%
1,200,000	10/8/20	Regency Markets No 1 LLC	0.14%	1,199,963	0.67%
1,200,000	11/13/20	Sheffield Receivables Company LLC	0.15%	1,199,785	0.67%
Energy
1,300,000	10/22/20	Exxon Mobil Corporation	0.11%	1,299,917	0.71%
1,200,000	10/22/20	One Gas, Inc.	0.10%	1,199,923	0.66%
Manufacturing
1,200,000	12/1/20	Koch Industries, Inc.	0.12%	1,199,756	0.67%
Water
1,200,000	10/13/20	American Water Capital Corp.	0.11%	1,199,952	0.67%
Total U.S. commercial paper (cost: $15,795,663)				15,797,796	8.77%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2020 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
1,200,000	10/30/20	DNB Bank ASA	0.13%	1,199,874	0.67%
1,200,000	10/27/20	KfW	0.13%	1,199,887	0.67%
1,200,000	12/9/20	Skandinaviska Enskilda Banken AB (publ.)	0.14%	1,199,678	0.66%
1,200,000	11/24/20	The Toronto-Dominion Bank	0.15%	1,199,730	0.67%

Diversified financial services
1,200,000	10/1/20	Anglesea Funding Plc	0.00%	1,200,000	0.67%
1,200,000	10/1/20	Nationwide Building Society	0.00%	1,200,000	0.67%
1,300,000	10/23/20	Nieuw Amsterdam Receivables Corporation B.V.	0.12%	1,299,897	0.71%
Energy
1,200,000	10/29/20	Total Capital Canada Ltd.	0.17%	1,199,832	0.67%
Total foreign commercial paper (cost: $9,697,655)				9,698,898	5.39%
Total commercial paper (cost: $25,493,318)				25,496,694	14.16%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$4,000,000	5/1/22	Boeing Company	2.70%	4,120,192	2.29%
Agriculture
4,850,000	5/5/21	Altria Group, Inc.	4.75%	5,066,450	2.81%
Banks
4,000,000	5/5/23	Credit Suisse AG, New York Branch	1.00%	4,048,661	2.25%
4,000,000	5/17/22	Truist Bank	2.80%	4,191,573	2.33%
4,750,000	1/15/21	Wells Fargo Bank, National Association	2.60%	4,805,798	2.68%
Diversified financial services
4,250,000	4/26/22	Goldman Sachs Group, Inc.	3.00%	4,363,397	2.42%
Energy
4,850,000	2/15/21	Enterprise Products Operating LLC	2.80%	4,913,122	2.73%
Equipment
3,500,000	4/24/23	Micron Technology, Inc.	2.50%	3,672,195	2.04%
Food
3,000,000	4/16/21	General Mills, Inc.	3.20%	3,087,950	1.72%
Healthcare
5,000,000	9/17/21	Cigna Corporation	3.40%	5,149,261	2.86%
3,000,000	6/1/21	CVS Health Corporation	2.13%	3,050,419	1.69%
4,797,000	3/15/22	Medtronic, Inc.	3.15%	5,000,345	2.78%
Pharmaceuticals
3,500,000	6/25/21	Bayer US Finance II LLC	0.86%	3,500,422	1.94%
4,000,000	5/16/22	Bristol-Myers Squibb Company	2.60%	4,182,064	2.32%
3,500,000	2/1/23	Zoetis Inc.	3.25%	3,712,179	2.06%
Telecommunications
4,000,000	2/9/22	Apple Inc.	2.50%	4,128,200	2.29%
3,500,000	6/30/22	AT&T Inc.	3.00%	3,665,663	2.04%
Total U.S. corporate notes (cost: $69,354,017)				70,657,891	39.25%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2020 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$3,000,000	6/9/23	Nordea Bank Abp	1.00%	$3,044,349	1.69%
Insurance
4,000,000	9/20/21	AIA Group Limited	0.75%	3,996,006	2.22%
Total foreign corporate notes (cost: $6,996,910)				7,040,355	3.91%
Total corporate notes (cost: $76,350,927)				77,698,246	43.16%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
45,621	7/18/22	Americredit Automobile Receivables Trust 2017-4	2.04%	45,697	0.03%
91,567	9/19/22	Americredit Automobile Receivales Trust 2019-2	2.43%	91,873	0.05%
713,958	1/18/23	Americredit Automobile Receivables Trust 2019-3	2.17%	719,358	0.40%
378,694	7/20/21	BMW Vehicle Lease Trust 2018-1	3.26%	380,820	0.21%
400,000	7/15/22	Carmax Auto Owner Trust 2016-4	2.26%	401,865	0.22%
14,641	6/21/21	GM Financial Automobile Leasing Trust 2018-3	3.18%	14,680	0.01%
510,848	6/20/22	Honda Auto Receivables 2019-4 Owner Trust	1.86%	514,896	0.29%
150,000	10/15/20	NextGear Floorplan Master Owner Trust , Series 2017-2	2.56%	150,276	0.08%
250,000	5/15/23	Santander Drive Auto Receivables Trust 2020-2	0.62%	250,398	0.14%
335,080	4/20/22	Santander Retail Auto Lease Trust 2019-B	2.29%	338,440	0.19%
429,755	4/20/22	Tesla Auto Lease Trust 2019-A	2.13%	435,365	0.24%
300,006	8/15/23	World Omni Select Auto Trust 2019-A	2.06%	302,401	0.17%
Credit cards
575,000	9/15/21	American Express Credit Account Master Trust 2018 - 8	3.18%	591,878	0.33%
820,000	8/15/24	World Financial Network Credit Card Master Note Trust - Series 2017-C	2.31%	821,385	0.46%
Equipment
600,000	6/22/22	Dell Equipment Finance Trust 2020-1	2.26%	610,180	0.34%
185,018	5/20/22	DLL 2019-2 LLC	2.27%	185,911	0.10%
100,799	6/15/21	GreatAmerica Leasing Receivables Funding LLC, Series 2019-1	2.97%	101,209	0.06%
825,000	6/15/22	GreatAmerica Leasing Receivables Funding, LLC	1.76%	832,933	0.45%
675,000	7/22/30	HPEFS Equipment Trust 2020-2	0.69%	677,592	0.37%
119,935	4/20/22	Verizon Owner Trust 2017-3	2.06%	120,123	0.07%
750,000	4/20/23	Verizon Owner Trust 2018-A	3.23%	762,481	0.42%
Student loans
16,357	11/25/27	SLM Student Loan Trust 2011-2	0.75%	16,303	0.01%
Total U.S. asset backed securities (cost: $8,348,427)				8,366,064	4.64%
Total investments in securities (cost: $127,698,951)				$128,971,690	71.63%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2020 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$486,420	0.27%
Currencies	(137,632)	(0.08)%
Energy	6,892	0.00%
Equity indices	677,702	0.38%
Interest rate instruments	59,675	0.03%
Metals[2]	1,852,682	1.03%
Net unrealized gain (loss) on open long U.S. futures contracts	2,945,739	1.63%

Short U.S. Futures Contracts
Agricultural commodities	(647,039)	(0.36)%
Currencies	12,973	0.01%
Energy	(158,373)	(0.09)%
Equity indices	135,324	0.08%
Interest rate instruments	(87,655)	(0.05)%
Metals[2]	(2,136,985)	(1.19)%
Net unrealized gain (loss) on open short U.S. futures contracts	(2,881,755)	(1.60)%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	63,984	0.03%

Long Foreign Futures Contracts
Agricultural commodities	58,926	0.03%
Currencies	(20,625)	(0.01)%
Energy	8,584	0.00%
Equity indices	(171,806)	(0.10)%
Interest rate instruments	1,040,160	0.58%
Metals	(11,029)	(0.01)%
Single stock futures	(949)	0.00%
Net unrealized gain (loss) on open long foreign futures contracts	903,261	0.49%

Short Foreign Futures Contracts
Agricultural commodities	(8,175)	0.00%
Currencies	(11,410)	(0.01)%
Energy	(14,899)	(0.01)%
Equity indices	158,031	0.09%
Interest rate instruments	(59,900)	(0.02)%
Net unrealized gain (loss) on open short foreign futures contracts	63,647	0.05%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	966,908	0.54%

Net unrealized gain (loss) on open futures contracts	$1,030,892	0.57%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2020 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$(1,250,796)	(0.69)%
Short	919,463	0.51%
Net unrealized gain (loss) on open U.S. forward currency contracts	(331,333)	(0.18)%

Foreign Forward Currency Contracts
Long	145,012	0.08%
Short	(389,305)	(0.23)%
Net unrealized gain (loss) on open foreign forward currency contracts	(244,293)	(0.15)%

Net unrealized gain (loss) on open forward currency contracts	$(575,626)	(0.33)%

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

Futures Portfolio Fund, Limited Partnership

Statements of Operations

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on:
Futures and forward contracts	$3,492,125	$18,591,663	$(16,940,382)	$26,051,728
Investments in SMFSF	—	(118,449)	(2,753,150)	(600,755)
Investments in securities	130,632	75,948	642,814	(225,739)
Net change in unrealized gain (loss) on:
Futures and forward contracts	(2,067,382)	(5,966,945)	457,781	(727,294)
Investments in SMFSF	—	1,085,884	2,882,001	2,160,249
Investments in securities	(241,735)	52,659	80,889	1,662,079
Exchange membership	(3,750)	(29,250)	3,000	(62,750)
Brokerage commissions and trading expenses	(350,451)	(758,792)	(1,196,755)	(2,350,535)
Net realized and changed in unrealized gain (loss) on investments	959,439	12,932,718	(16,823,802)	25,906,983

Net investment income (loss)
Income
Interest income (loss)	437,427	1,436,021	2,109,841	4,536,471

Expenses
Trading Advisor management fee	688,066	1,094,171	2,318,959	3,239,184
Trading Advisor incentive fee	—	538,775	213,562	2,995,000
Cash manager fees	39,995	49,438	140,311	153,110
General Partner management and performance fees	717,433	1,027,479	2,366,584	3,076,111
Selling agent fees – General Partner	668,372	923,908	2,154,202	2,746,080
Broker dealer servicing fees – General Partner	24,393	36,682	84,359	112,302
General Partner 1% allocation	(9,568)	104,951	(226,740)	175,181
Administrative expenses – General Partner	215,451	203,210	682,075	603,569
Total expenses	2,344,142	3,978,614	7,733,312	13,100,537
Net investment income (loss)	(1,906,715)	(2,542,593)	(5,623,471)	(8,564,066)
Net income (loss)	$(947,276)	$10,390,125	$(22,447,273)	$17,342,917

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Operations (continued)

For the Three and Nine Months Ended September 30, 2020 and 2019 (unaudited)

	Three Months Ended September 30, 2020
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(27.22)	$(3.82)	$(4.06)	$(17.57)	$(0.69)	$(2.45)
Net income (loss) per unit†	$(24.43)	$0.74	$(4.05)	$(5.66)	$(0.69)	$(1.41)

Weighted average number of units outstanding	36,341.2288	649.5844	86.0607	8.392.2071	256.4767	8.519.9500

	Three Months Ended September 30, 2019
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$148.74	$41.87	$40.35	$259.75	$45.58	$43.69
Net income (loss) per unit†	$152.16	$38.45	$40.35	$276.40	$45.58	$44.14

Weighted average number of units outstanding	43,622.9499	480.3860	38.0000	11,087.6943	1,769.1082	13,299.5886

	Nine Months Ended September 30, 2020
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(404.80)	$(94.84)	$(93.23)	$(558.01)	$(86.18)	$(91.38)
Net income (loss) per unit†	$(403.66)	$(84.65)	$(93.22)	$(596.47)	$(140.69)	$88.56)

Weighted average number of units outstanding	38,653.3929	648.3118	86.0607	9,647.1662	1,012.7925	9,993.0700

	Nine Months Ended September 30, 2019
	Class A	Class A2	Class A3††	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$243.16	$73.04	$40.35	$460.29	$83.64	$77.99
Net income (loss) per unit†	$237.14	$116.26	$40.35	$450.77	$58.27	$78.22

Weighted average number of units outstanding	45,199.0588	307.2096	38.0000	11,950.9502	2,591.5273	13,413.4574

† (based on weighted average number of units outstanding during the period)

†† Class A3 units introduced in July 2019.

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	2020	2019
Cash flows from operating activities
Net income (loss)	$(22,447,273)	$17,342,917
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures and forwards trading	(457,781)	610,857
Net realized and change in unrealized (gain) loss on SMFSF and securities	(852,554)	(2,995,834)
Purchases of securities	(420,488,074)	(422,890,452)
Proceeds from disposition of SMFSF and securities	477,660,470	461,945,527
Changes in
Exchange membership	(3,000)	62,750
Trading Advisor management fee payable	(321,262)	(42,807)
Trading Advisor incentive fee payable	(602,408)	46,229
Commissions and other trading fees payable on open contracts	(22,302)	10,017
Cash Manager fees payable	28,469	(10,711)
General Partner management and performance fees payable	(86,493)	(28,664)
General Partner 1% allocation receivable/payable	(307,217)	340,713
Selling agent fees payable – General Partner	(70,564)	(24,013)
Broker dealer servicing fees payable – General Partner	(3,556)	(1,818)
Administrative fee payable – General Partner	9,712	(2,791)
Net cash provided by (used in) operating activities	32,036,167	54,361,920

Cash flows from financing activities
Subscriptions	633,656	9,639,833
Subscriptions received in advance	18,657	1,311,600
Redemptions	(48,320,990)	(50,927,296)
Net cash provided by (used in) financing activities	(47,668,677)	(39,975,863)

Net increase (decrease) in cash and cash equivalents	(15,632,510)	14,386,057
Cash and cash equivalents, beginning of period	69,988,877	46,185,781
Cash and cash equivalents, end of period	$54,356,367	60,571,838

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$44,461,686	$40,909,461
Cash and cash equivalents not in broker trading accounts	9,894,681	19,662,377
Total end of period cash and cash equivalents	$54,356,367	$60,571,838

Supplemental disclosure of cash flow information
Prior period redemptions paid	$4,780,643	$5,057,655
Prior period subscriptions received in advance	$266,000	$224,523

Supplemental schedule of non-cash financing activities
Redemptions payable	$3,120,444	$2,537,859

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Class A	Class A2	Class A3†	Class B	Class I	Class R	Total
2020
Balance at December 31, 2019	$166,191,101	$544,240	$86,512	$66,498,788	$1,846,574	$13,081,928	$248,249,143
Net income (loss)	(16,192,422)	(64,315)	(8,692)	(6,549,700)	(179,354)	(1,018,379)	(24,012,862)
Subscriptions	303,803	98,000	—	113,000	—	—	514,803
Redemptions	(9,387,547)	—	—	(4,207,077)	—	(2,777,516)	(16,372,140)
Transfers	(219,684)	—	—	219,684	—	—	—
Balance at March 31, 2020	140,695,251	577,925	77,820	56,074,695	1,667,220	9,286,033	208,378,944
Net income (loss)	1,477,399	8,956	1,018	842,989	37,036	145,467	2,512,865
Subscriptions	34,611	87,300	—	—	—	—	121,911
Redemptions	(7,922,275)	—	—	(6,946,258)	(1,458,476)	(1,108,126)	(17,435,135)
Transfers	(296,736)	—	—	296,736	—	—	—
Balance at June 30, 2020	133,988,250	674,181	78,838	50,268,162	245,780	8,323,374	193,578,585
Net income (loss)	(887,660)	480	(349)	(47,531)	(176)	(12,040)	(947,276)
Subscriptions	262,942	—	—	—	—	—	262,942
Redemptions	(6,934,702)	(95,255)	—	(5,193,763)	—	(629,796)	(12,853,516)
Transfers	—	—	—	—	—	—	—
Balance at September 30, 2020	$126,428,830	$579,406	$78,489	$45,026,868	$245,604	$7,681,538	$180,040,735

2019
Balance at December 31, 2018	$189,019,997	$146,018	$—	$79,984,663	$3,440,608	$13,667,838	$286,259,124
Net income (loss)	2,043,816	6,575	—	1,155,708	65,428	237,065	3,508,592
Subscriptions	2,091,523	87,300	—	70,000	—	210,000	2,458,823
Redemptions	(12,881,564)	—	—	(5,539,868)	(257,330)	(692,418)	(19,371,180)
Transfers	(169,415)	—	—	169,415	—	—	—
Balance at March 31, 2019	180,104,357	239,893	—	75,839,918	3,248,706	13,422,485	272,855,359
Net income (loss)	2,036,793	10,669	—	1,166,729	4,936	225,073	3,444,200
Subscriptions	5,709,533	196,000	—	—	250,000	360,000	6,515,533
Redemptions	(10,724,938)	—	—	(5,762,795)	(1,680,312)	(201,037)	(18,369,082)
Transfers	—	—	—	—	—	—	—
Balance at June 30, 2019	177,125,745	446,562	—	71,243,852	1,823,330	13,806,521	264,446,010
Net income (loss)	6,637,776	18,473	1,533	3,064,683	80,636	587,025	10,390,125
Subscriptions	400,000	98,000	38,000	304,000	—	50,000	890,000
Redemptions	(5,363,506)	—	—	(5,136,693)	—	(167,039)	(10,667,237)
Transfers	(204,434)	—	—	204,434	—	—	—
Balance at September 30, 2019	$178,595,581	$563,035	$39,533	$69,680,276	$1,903,966	$14,276,507	$265,058,898

† Class A3 units were introduced in July 2019.

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Nine Months Ended September 30, 2020 and 2019

(Unaudited)

Units

	Class A	Class A2	Class A3	Class B	Class I	Class R
2020
Balance at December 31, 2019	41,522.9804	526.3226	86.0607	10,608.5075	1,769.1082	12,549.5403
Subscriptions	78.0348	94.7700	—	18.1358	—	—
Redemptions	(2,342.9460)	—	—	(731.9210)	—	(2,664.7698)
Transfers	(57.3538)	—	—	36.5057	—	—
Balance at March 31, 2020	39,200.7154	621.0963	86.0607	9,931.2280	1,769.1082	9,884.7705
Subscriptions	9.6434	93.8200	—	—	—	—
Redemptions	(2,165.2172)	—	—	(1,206.6858)	(1,512.6315)	(1,155.4273)
Transfers	(80.9194)	—	—	51.3267	—	—
Balance at June 30, 2020	36,964.2222	714.9178	86.0607	8,775.8689	256.4767	8,729.3432
Subscriptions	71.4333	—	—	—	—	—
Redemptions	(1,893.0586)	(98.0000)	—	(890.8515)	—	(652.3659)
Transfers	—	—	—	—	—	8,076.9773
Balance at September 30, 2020	35,142.5969	616.9178	86.0607	7,885.0174	256.4767	8,076.9773

2019
Balance at December 31, 2018	48,319.8508	146.5000	—	13,290.4576	3,466.2779	13,683.8897
Subscriptions	551.5426	90.5174	—	12.0124	—	217.0747
Redemptions	(3,329.8411)	—	—	(934.0369)	(254.4114)	(687.1682)
Transfers	(44.7181)	—	—	28.9854	—	—
Balance at March 31, 2019	45,496.8342	237.0174	—	12,397.4185	3,211.8665	13,213.7962
Subscriptions	1,426.5866	197.4320	—	—	247.1650	350.1878
Redemptions	(2,711.2592)	—	—	(941.1029)	(1,689.9233)	(200.2495)
Transfers	—	—	—	—	—	—
Balance at June 30, 2019	44,212.1616	434.4494	—	11,456.3155	1,769.1082	13,363.7345
Subscriptions	99.8436	91.8732	38.0000	46.5450	—	45.1612
Redemptions	(1,279.6242)	—	—	(778.8515)	—	(150.8724)
Transfers	(49.2183)	—	—	31.6233	—	—
Balance at September 30, 2019	42,983.1627	526.3226	38.0000	10,755.6323	1,769.1082	13,258.0233

	Net Asset Value per Unit
	Class A	Class A2	Class A3†	Class B	Class I	Class R

September 30, 2020	$3,597.59	$939.20	$912.02	$5,710.43	$957.61	$951.04
December 31, 2019	4,002.39	1,034.04	1005.25	6,268.44	1,043.79	1,042.42
September 30, 2019	4,155.01	1,069.75	1,040.35	6,478.49	1,076.23	1,076.82
December 31, 2018	3,911.85	996.71	—	6,018.20	992.59	998.83

† Class A3 units were introduced in July 2019.

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

At September 30, 2020, the Fund did not own any Class I shares of the Steben Managed Futures Strategy Fund (“SMFSF”), having fully liquidated its investment during the first quarter of 2020. SMFSF was a non-diversified series of shares of beneficial interest of Steben Alternative Investment Funds (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end investment company. SMFSF reorganized into shares of another mutual fund and is no longer operating so the Fund will make no further investments in SMFSF. The General Partner served as the investment manager of SMFSF. SMFSF had a similar investment strategy to the Fund, using commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended September 30, 2020 and year ended December 31, 2019, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through September 30, 2020. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2016.

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

New Accounting Pronouncements

Fair Value Disclosures

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (“ASU 2020-04”). The amendments in ASU 2020-04 provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The standard is effective as of March 12, 2020 through December 31, 2022. Management is currently evaluating the impact of the optional guidance on the Company’s consolidated financial statements and disclosures. The Company did not utilize the optional expedients and exceptions provided by ASU 2020-04 during the nine months ended September 30, 2020.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At September 30, 2020
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$1,030,892	$—	$1,030,892
Net unrealized gain (loss) on open forward currency contracts*	—	(575,626)	(575,626)
Cash and cash equivalents:
Money market fund	7,011,453	—	7,011,453
Investment in SMFSF	—	—	—
Investments in securities:
U.S. Treasury securities*	17,410,686	—	17,410,686
Asset backed securities*	—	8,366,064	8,366,064
Commercial paper*	—	25,496,694	25,496,694
Corporate notes*	—	77,698,246	77,698,246
Exchange membership	—	65,500	65,500
Total	$25,453,031	$111,050,878	$136,503,909

*See the condensed schedule of investments for further description.

December 31, 2019
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$187,200	$—	$187,200
Net unrealized gain (loss) on open forward currency contracts*	—	(189,715)	(189,715)
Cash and cash equivalents:
Money market fund	4,326,784	—	4,326,784
Investment in SMFSF	22,738,951	—	22,738,951
Investments in securities:
U.S. Treasury securities*	26,617,666	—	26,617,666
Asset backed securities*	—	10,690,783	10,690,783
Commercial paper*	—	32,964,810	32,964,810
Corporate notes*	—	92,279,322	92,279,322
Exchange membership	—	62,500	62,500
Total	$53,870,601	$135,807,700	$189,678,301

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at September 30, 2020 and December 31, 2019, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At September 30, 2020, the Fund’s derivative contracts had the following impact on the statements of financial condition:

At September 30, 2020	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts: Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$742,218	$(852,086)	$(109,868)
Currencies	195,747	(352,441)	(156,694)
Energy	323,740	(481,536)	(157,796)
Equity indices	1,380,155	(580,904)	799,251
Interest rate instruments	1,345,783	(393,503)	952,280
Metals	5,659,834	(5,955,166)	(295,332)
Single stock futures	—	(949)	(949)
Net unrealized gain (loss) on open futures contracts	$9,647,477	$(8,616,585)	$1,030,892

Net unrealized gain (loss) on open forward currency contracts	$3,432,041	$(4,007,667)	$(575,626)

At September 30, 2020, there were 18,337 open futures contracts and 5,023 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at September 30, 2020 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank AG	$177,675	$—	$—	$177,675
Deutsche Bank Securities, Inc.	784,719	—	—	784,719
JP Morgan Securities, LLC	86,618	—	—	86,618
SG Americas Securities, LLC	(593,746)	—	—	(593,746)
Société Générale International Limited	—	—	—	—
Total	$455,266	$—	$—	$455,266

For the three and nine months ended September 30, 2020, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended September 30, 2020		Nine Months Ended September 30, 2020
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(1,631,776)	$(215,481)	$(2,265,983)	$158,657
Currencies	(511,531)	88,855	(2,948,361)	(105,776)
Energy	(754,402)	(206,698)	11,642,374	(1,303,511)
Equity indices	2,771,765	(20,515)	(40,061,239)	(306,654)
Interest rate instruments	(555,327)	(795,991)	14,983,708	3,206,501
Metals	3,266,726	(589,900)	4,730,396	(652,132)
Single stock futures	764,991	(79,101)	540,157	(153,392)
Total futures contracts	3,350,446	(1,818,831)	(13,378,948)	843,693

Forward currency contracts	126,543	(248,550)	(3,619,618)	(385,911)

Total futures and forward contracts	$3,476,989	$(2,067,381)	$(16,998,566)	$457,782

For the three months ended September 30, 2020, the number of futures contracts closed was 134,746 and the number of forward currency contracts closed was 63,234. For the nine months ended September 30, 2020, the number of futures contracts closed was 465,955 and the number of forward currency contracts closed was 226,695.

At December 31, 2019, the Fund’s derivative contracts had the following impact on the statements of financial condition:

At December 31, 2019	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$495,307	$(763,833)	$(268,526)
Currencies	1,281,520	(1,332,436)	(50,916)
Energy	1,418,955	(273,239)	1,145,716
Equity indices	1,802,335	(696,431)	1,105,904
Interest rate instruments	355,541	(2,609,761)	(2,254,220)
Metals	9,213,100	(8,856,300)	356,800
Single stock futures	188,986	(36,544)	152,442
Net unrealized gain (loss) on open futures contracts	$14,755,744	$(14,568,544)	$187,200

Net unrealized gain (loss) on open forward currency contracts	$1,810,575	$(2,000,290)	$(189,715)

At December 31, 2019, there were 24,843 open futures contracts and 4,249 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2019 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank AG	$(173,480)	$—	$—	$(173,480)
Deutsche Bank Securities, Inc.	(223,065)	—	—	(223,065)
JP Morgan Securities, LLC	548,538	—	—	548,538
SG Americas Securities, LLC	(165,943)	—	—	(165,943)
Société Générale International Limited	11,435	—	—	11,435
Total	$(2,515)	$—	$—	$(2,515)

For the three and nine months ended September 30, 2019, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended September 30, 2019		Nine Months Ended September 30, 2019
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$377,542	$(622,043)	$(15,425)	$(1,597,814)
Currencies	2,006,662	1,915,448	826,758	1,861,806
Energy	(2,995,509)	(116,616)	(8,260,440)	(315,756)
Equity indices	1,263,255	(734,746)	(3,136,067)	628,596
Interest rate instruments	14,826,683	(6,723,644)	34,654,393	(1,877,967)
Metals	1,117,007	(509,465)	190,644	581,100
Single stock futures	(145,401)	48,008	(78,139)	36,069
Total futures contracts	16,450,239	(6,743,058)	23,821,724	(683,966)

Forward currency contracts	2,285,841	892,550	2,311,516	73,109

Total futures and forward contracts	$18,736,080	$(5,850,508)	$26,133,240	$(610,857)

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

At September 30, 2020 and December 31, 2019, the majority shareholder of the General Partner did not have an investment balance in the Fund.

The following fees are paid to the General Partner:

■	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, A3, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, A3, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

■	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears. For the three-month and nine-month periods ended September 30, 2020, the General Partner did not earn a performance fee.

■	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

■	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

■	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the Fund, payable in arrears to the General Partner. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

5.	Trading Advisors and Cash Managers

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

Principal Global Investors, LLC serves as the cash manager for the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.13% and 0.10% of the investments in securities and certificates of deposit as of the period ended September 30, 2020 and 2019, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund maintains assets, including cash, equity in futures and forward currency contracts, and investments in securities, with brokers, subject to CFTC regulations and various exchange and broker requirements. At September 30, 2020 and December 31, 2019, the Fund had assets totaling $44,916,952 and $64,812,058, respectively, with brokers and margin deposit requirements of $32,830,786 and $40,682,048, respectively.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at September 30, 2020.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$17,410,686	$15,797,796	$70,657,891	$8,366,064	$112,232,437	62.33%
Denmark	—	—	—	—	—	0.00%
Canada	—	2,399,562	—	—	2,399,562	1.33%
Ireland	—	1,200,000	—	—	1,200,000	0.67%
Germany	—	1,199,887	—	—	1,199,887	0.67%
United Kingdom	—	1,200,000	—	—	1,200,000	0.67%
Hong Kong	—	—	3,996,006	—	3,996,006	2.21%
Luxumbourg	—	—	—	—	—	0.00%
Netherlands	—	1,299,897	—	—	1,299,897	0.72%
Sweden	—	1,199,678	—	—	1,199,678	0.67%
France	—	—	—	—	—	0.00%
Finland	—	—	3,044,349	—	3,044,349	1.69%
Singapore	—	—	—	—	—	0.00%
Norway	—	1,199,874	—	—	1,199,874	0.67%
Japan	—	—	—	—	—	0.00%
Total	$17,410,686	$25,496,694	$77,698,246	$8,366,064	$128,971,690	71.63%

The following table presents the exposure at December 31, 2019.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$26,617,666	$18,976,795	$74,454,771	$10,690,783	$130,740,015	52.66%
Denmark	—	—	5,539,634	—	5,539,634	2.23%
Canada	—	5,495,622	—	—	5,495,622	2.22%
Ireland	—	1,499,431	3,514,824	—	5,014,255	2.02%
United Kingdom	—	4,198,103	—	—	4,198,103	1.69%
Hong Kong	—	—	4,003,233	—	4,003,233	1.61%
Luxumbourg	—	—	2,259,476	—	2,259,476	0.91%
Netherlands	—	—	2,507,384	—	2,507,384	1.01%
Norway	—	1,496,596	—	—	1,496,596	0.60%
Japan	—	1,298,263	—	—	1,298,263	0.52%
Total	$26,617,666	$32,964,810	$92,279,322	$10,690,783	$162,552,581	65.47%

9.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at September 30, 2020, the statements of operations for the three and six months ended September 30, 2020 and 2019, the statements of cash flows and statement of changes in partners’ capital (net asset value) for the nine months ended September 30, 2020 and 2019, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at September 30, 2020, results of operations, cash flows and changes in partners’ capital (net asset value) for the three and nine months ended September 30, 2020 and 2019. The results of operations for the three and nine months ended September 30, 2020 and 2019 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three and nine months ended September 30, 2020 and 2019, assuming the unit was outstanding throughout the entire period:

	Three Months Ended September 30, 2020
	Class A	Class A2	Class A3†	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$3,624.81	$943.02	$916.08	$5,728.00	$958.30	$953.49

Net realized and change in unrealized gain (loss) on investments (1)	14.37	3.74	3.58	22.45	3.70	3.72
Net investment income (loss) (1)	(41.59)	(7.56)	(7.64)	(40.02)	(4.39)	(6.17)
Total income (loss) from operations	(27.22)	(3.82)	(4.06)	(17.57)	(0.69)	(2.45)

Net asset value per unit, end of period	$3,597.59	$939.20	$912.02	$5,710.43	$957.61	$951.04

Total return (4)	(0.75)%	(0.41)%	(0.44)%	(0.31)%	(0.07)%	(0.26)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)(3)	5.58%	4.30%	4.23%	3.81%	2.72%	3.57%
General Partner 1% allocation	(0.01)%	0.00%	0.00%	0.00%	0.00%	0.00%
Net total expenses	5.57%	4.30%	4.23%	3.81%	2.72%	3.57%

Net investment income (loss) (2)(3)(5)	(4.65)%	(3.33)%	(3.31)%	(2.86)%	(1.81)%	(2.63)%

	Three Months Ended September 30, 2019
	Class A	Class A2	Class A3†	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,006.27	$1,027.88	$1,000.00	$6,218.74	$1,030.65	$1,033.13

Net realized and change in unrealized gain (loss) on investments (1)	194.04	49.61	48.28	302.32	49.73	49.93
Net investment income (loss) (1)	(45.30)	(7.74)	(7.93)	(42.57)	(4.15)	(6.24)
Total income (loss) from operations	148.74	41.87	40.35	259.75	45.58	43.69

Net asset value per unit, end of period	$4,155.01	$1,069.75	$1,040.35	$6,478.49	$1,076.23	$1,076.82

Total return (4)	3.71%	4.07%	4.03%	4.18%	4.42%	4.23%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)(3)	6.35%	4.93%	5.02%	4.61%	3.49%	4.28%
General Partner 1% allocation	0.04%	0.04%	0.04%	0.04%	0.04%	0.04%
Net total expenses	6.39%	4.97%	5.06%	4.65%	3.53%	4.32%

Net investment income (loss) (2)(3)(5)	(4.22)%	(2.75)%	(2.90)%	(2.47)%	(1.38)%	(2.16)%

	Nine Months Ended September 30, 2020
	Class A	Class A2	Class A3†	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,002.39	$1,034.04	$1,005.25	$6,268.44	$1,043.79	$1,042.42

Net realized and change in unrealized gain (loss) on investments (1)	(289.38)	(74.32)	(72.80)	(456.65)	(78.67)	(75.21)
Net investment income (loss) (1)	(115.42)	(20.52)	(20.43)	(101.36)	(7.51)	(16.17)
Total income (loss) from operations	(404.80)	(94.84)	(93.23)	(558.01)	(86.18)	(91.38)

Net asset value per unit, end of period	$3,597.59	$939.20	$912.02	$5,710.43	$957.61	$951.04

Total return (4)	(10.11)%	(9.17)%	(9.27)%	(8.90)%	(8.26)%	(8.77)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)(3)	5.64%	4.31%	4.31%	3.84%	3.10%	3.78%
General Partner 1% allocation	(0.11)%	(0.09)%	(0.10)%	(0.10)%	(0.17)%	(0.09)%
Net total expenses	5.53%	4.22%	4.21%	3.74%	2.93%	3.69%

Net investment income (loss) (2)(3)(5)	(4.31)%	(2.98)%	(3.01)%	(2.48)%	(1.39)%	(2.41)%

	Nine Months Ended September 30, 2019
	Class A	Class A2	Class A3†	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$3,911.85	$996.71	$1,000.00	$6,018.20	$992.59	$998.83

Net realized and change in unrealized gain (loss) on investments (1)	387.80	101.59	48.28	601.43	99.12	99.66
Net investment income (loss) (1)	(144.64)	(28.55)	(7.93)	(141.14)	(15.48)	(21.67)
Total income (loss) from operations	243.16	73.04	40.35	460.29	83.64	77.99

Net asset value per unit, end of period	$4,155.01	$1,069.75	$1,040.35	$6,478.49	$1,076.23	$1,076.82

Total return (4)	6.22%	7.33%	4.03%	7.65%	8.43%	7.81%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)(3)	6.99%	5.80%	1.67%	5.19%	4.29%	4.93%
General Partner 1% allocation	0.06%	0.11%	0.04%	0.07%	0.06%	0.08%
Net total expenses	7.05%	5.91%	1.71%	5.26%	4.35%	5.01%

Net investment income (loss) (2)(3)(5)	(4.76)%	(3.51)%	(0.97)%	(2.95)%	(1.96)%	(2.71)%

Total returns are calculated based on the change in value of a Class A, A2, A3, B, I or R Unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

† Class A3 Units were introduced in July 2019.

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

(5) Ratio excludes General Partner 1% allocation.

12. Subsequent Events

Subsequent to September 30, 2020, there were $152,882 of contributions and an estimated $6,321,126 of redemptions from the Fund.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of September 30, 2020 were as follows:

Sector	Risk Allocation	Net Position
Agriculture	6%	Long
Energy	10%	Short
Metals	10%	Long
Currencies	25%	Short USD
Equity indices	26%	Long
Interest rates	23%	Long

The dominant strategy employed by the Fund’s trading advisors is trend-following. As such, the largest positions tend to reflect the strongest current market trends. At the end of September, 2020, the Fund had was positioned long bonds, long stocks, and long the US Dollar, particularly against the Euro. In commodity markets, positions were modestly sized. The Fund was short in agricultural futures, short in energy, short in base metals and long in precious metals. These positions can and do evolve over time depending on prevailing market trends and managers’ trading signals.

Results of Operations

The returns for each Class of Units for the nine months ended September, 2020 and 2019 were:

Class of Units	2020	2019
Class A	(10.11)%	6.22%
Class A2	(9.17)%	7.33%
Class A3	(9.27)%	—
Class B	(8.90)%	7.65%
Class I	(8.26)%	8.43%
Class R	(8.77)%	7.81%

Class A3 units did not begin reflecting a return until July 1, 2019. Results from past periods are not necessarily indicative of results that may be expected for any future period. Monthly analysis of the trading gains and losses is provided below.

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

July

Despite Q2 U.S. GDP plunging -32.9% on an annualized basis, investors in July remained optimistic. Instead, focusing on the recovery in economic data from its Q2 bottom and progress toward a COVID-19 vaccine. While economic activity continued to rebound, the daily number of new COVID-19 cases has been rising since mid-June. Accordingly, a growing number of states in the U.S. have paused or reversed their re-openings, threatening to slow or derail the fledgling recovery. Against this backdrop, however, risk assets including global stocks moved higher. Bond yields were lower with the U.S. 3- and 5-year Treasuries reaching historic lows. The U.S. Dollar Index had its largest monthly drop since 2010, as lower U.S. rates, lack of progress on additional fiscal stimulus, and the increasing number of COVID-19 cases weighed on the greenback. The weakening dollar and risk-on sentiment spurred cyclical commodity prices higher. Despite the move in risk assets, gold surged to an all-time high as dollar weakness, political tension and worsening U.S./China relations provided a lift to the safe haven asset.

The Fund had positive returns in July led by gains from equities and metals trading. In equities, long positions in the U.S. and developed Asian markets more than offset losses from short positions in Europe. In metals trading, the bulk of the gains were from long precious metal exposure, notably positions in gold and silver. Trading in fixed income was also profitable during the month, primarily attributable to long exposure in the U.S. In currency trading, long FX vs. U.S. dollar positions were slightly profitable, benefiting from the weakness in the greenback. Trading in energy and agricultural markets were slightly unprofitable during July. The Fund finished with a net gain of 2.95%, 3.07%, 3.06%, 3.11%, 3.19%, and 3.12% for Class A, A2, A3, B, I, and R Units, respectively.

August

Buoyed by solid economic data, strong corporate earnings, and a decline in new COVID-19 cases in the U.S., stock prices surged in August as the S&P 500 again reached an all-time high. Against this backdrop, government bond yields rose (bond prices fell) and the U.S. 10-year Treasury yield moved back above 0.70% before settling at 0.67% at the end of the month. Late in the month, the Fed announced a major policy shift, targeting a 2% average inflation rate, signaling that easy monetary policy will remain in place for the foreseeable future. As a result, the U.S. dollar continued its decline, reaching its lowest level since April 2018. The weakening dollar and improving economic sentiment helped lift commodity prices during the month, evidenced by strong gains in metals and in most agricultural commodities. In energy markets, natural gas prices surged as hot weather increased the demand for cooling, and Hurricane Laura shut down much of the Gulf Coast’s production.

The Fund finished the month with a negative return, as long bond positions in the U.S. and Europe were hurt by the rise in rates. Energy trading was also unprofitable, with short positions in natural gas impacted by the rise in demand and supply interruption. Somewhat offsetting these losses however were gains in long U.S. equity positions, and long exposure in base and precious metals, particularly silver and iron ore. Finally, long foreign currency positions, notably the Euro, Australian and New Zealand dollars, were profitable as the greenback continued to weaken versus other major currencies. The Fund finished with a net loss of (2.12)%, (2.01)%, (2.02)%, (1.98)%, (1.90)%, and (1.96)% for Class A, A2, A3, B, I, and R Units, respectively.

September

Investor appetite for risk was negatively impacted by economic growth concerns as the rising number of COVID-19 cases in Europe sparked fears of the potential for new lockdown measures. The likelihood of additional fiscal stimulus measures in the U.S. were dampened as Democrats and Republicans sparred over a replacement on the Supreme Court following the death of Supreme Court Justice Ruth Bader Ginsberg. Finally, AstraZeneca’s Phase 3 COVID-19 vaccine trial was put on hold following an adverse reaction by a participant in the UK. Against this backdrop, the S&P 500 fell nearly 10% from September 3rd to September 23rd while the tech-heavy NASDAQ Composite reached an official correction during that period. With stimulus efforts stalled and investors seeking safe-haven assets, the U.S. dollar rallied to a two-month high contributing to weakness in commodity prices which were also impacted by economic growth concerns. Yields in Europe generally declined slightly during the month while U.S. yields ended September little changed.

The Fund had negative returns during September. With investors migrating toward safe-haven assets, the Fund’s largest losses were from long foreign currency exposure versus the U.S. dollar which rallied off its August low. In precious metals, long silver positions were hurt as prices retreated sharply from multi-year highs on the strengthening dollar and increased uncertainty regarding the economic outlook. Finally, in equities the sell-off in stocks led to losses from long positions in Europe which were partially offset by gains from trading in U.S. markets. Long exposure in fixed income was profitable led by gains from positions in European markets. Short positions in oil and oil product also helped offset the aforementioned losses. The Fund finished with a net loss of (1.51)%, (1.39)%, (1.40)%, (1.36)%, (1.28)% and (1.34)% for Class A, A2, A3, B, I, and R Units, respectively.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at September 30, 2020 and December 31, 2019. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	September 30, 2020		December 31, 2019
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$587,824	0.32%	$469,643	0.19%
Currencies	2,293,130	1.25	1,857,755	0.73
Energy	940,897	0.51	1,648,619	0.65
Equity indices	2,093,706	1.14	2,357,891	0.93
Interest rate instruments	923,986	0.50	1,492,979	0.59
Metals	1,034	0.00	1,805,322	0.71
Single stock futures	2,462,719	1.34	58,059	0.02
Total	$9,303,296	5.08%	$9,690,268	3.83%

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures - except for those disclosures that are statements of historical fact and the descriptions of how the Fund manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, ("1933 Act”) and Section 21E of the Securities Exchange Act of 1934, ("1934 Act”). The Fund’s primary market risk exposures as well as the strategies used and to be used by the Fund’s Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of September 30, 2020, by market sector.

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

The following represent non-trading risk exposures of the Fund as of September 30, 2020.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at September 30, 2020 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended September 30, 2020. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended September 30, 2020 were as follows:

	July	August	September	Total
A Units
Units redeemed	(638.6268)	(699.7244)	(554.7074)	(1,893.0586)
Average net asset value per unit	$3,731.84	$3,652.63	$3,597.59	$3,663.23

A2 Units
Units redeemed	(98.0000)	—	—	(98.0000)
Average net asset value per unit	$971.99	$—	$—	$971.99

A3 Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

B Units
Units redeemed	(420.6430)	(309.6994)	(160.5091)	(890.8515)
Average net asset value per unit	$5,905.92	$5,789.17	$5,710.43	$5,830.11

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

R Units
Units redeemed	(194.7808)	(238.6097)	(218.9754)	(652.3659)
Average net asset value per unit	$983.27	$963.99	$951.04	$965.40

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

Dated: November 13, 2020		Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company LLC
General Partner

	By:	/s/ Kevin M. Kinzie
	Name:	Kevin M. Kinzie
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Jon C. Essen
	Name:	Jon C. Essen
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)