Form 10-K
period 2020-12-31
FUTURES PORTFOLIO FUND L.P.
filed 2021-03-30
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

Commission file number: 000-50728

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

Organized in Maryland	IRS Employer Identification No.: 52-1627106

c/o Steben & Company, LLC
687 Excelsior Boulevard
Excelsior, MN 55331
Telephone: (952) 767-6900

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

The Fund’s fiscal year ends each December 31, and the Fund will automatically terminate on December 31, 2025, unless terminated earlier as provided in the Third Amended and Restated Limited Partnership Agreement (“Partnership Agreement”). At December 31, 2020, the capitalization of the Fund and net asset value per limited partner interest (“Units”) was as follows:

Class of Units	Capitalization	Net Asset Value per Unit
Class A	$118,745,248	$3,818.95
Class A2	523,333	1,000.45
Class A3	83,577	971.15
Class B	45,043,756	6,088.92
Class I	262,500	1,023.49
Class R	7,779,218	1,014.58
Total	$172,437,632

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

Through year-end, the Fund no longer held an interest in Class I shares of the Steben Managed Futures Strategy Fund (“SMFSF”). SMFSF was a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and was registered under the Investment Company Act of 1940, as amended (the "1940 Act"), as an open-end investment company.  The General Partner served as the investment manager of SMFSF. SMFSF had a similar investment strategy to the Fund, using commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments. For financial reporting purposes, SMFSF is treated as a related party. On January 24, 2020, SMFSF was merged into the LoCorr Macro Strategies Fund and on January 27, 2020, the Fund redeemed its interest in the LoCorr Macro Strategies Fund.

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

General Partner

Under the Partnership Agreement, management of all aspects of the Fund’s business and administration is carried out exclusively by the General Partner, a Maryland limited liability company originally organized in February 1989. The General Partner is registered with the CFTC as a commodity pool operator and is also registered with the U.S. Securities and Exchange Commission (“SEC”) as an investment adviser and a broker dealer. The General Partner is a member of the National Futures Association (“NFA”).

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

Trading Advisors

As of February 28, 2021, the Trading Advisors of the Fund and the allocation of the Fund’s trading level are reflected as follows:

% of Total Allocation
Crabel Capital Management, LLC	26
Millburn Ridgefield Corporation	25
Graham Capital Management, LP	17
FORT, LP	14
East X, LLP	9
Transtrend BV	9
Fulcrum Asset Management LLP	0

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

Futures Brokers and Forward Currency Counterparties

The Fund’s futures trading is currently conducted with SG Americas Securities, LLC (“SGAS”), J.P. Morgan Securities LLC (“JPMS”) and Deutsche Bank Securities, Inc. (“DBSI”). The Fund’s forward currency trading is conducted with Société Générale International Limited (“SGIL”) and Deutsche Bank AG. SGAS and SGIL are wholly owned subsidiaries of Société Générale. Société Générale is a one of the largest financial institutions in Europe. JPMS is an indirect, wholly owned subsidiary of JPMorgan Chase & Co., one of the largest bank holding companies in the U.S. DBSI is an indirect, wholly owned subsidiary of Deutsche Bank AG, one of the largest bank holding companies in Europe.

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

Brokerage Commissions and Trading Expenses

The Fund incurs brokerage commissions and expenses on U.S. futures exchanges at an average of $2.79 per “round-turn” futures transaction (includes NFA, execution, clearing and exchange fees). Brokerage commissions and expenses may be higher for trades executed on certain foreign exchanges.

Cash Manager Fees	Each class of Units incurs a monthly cash manager fee, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.15% of the investments in securities and certificates of deposit.
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

Potential Increase in Leverage

The General Partner may increase the leverage used with a particular Trading Advisor by the use of notional funds. Notional funds are used when a Trading Advisor is instructed to trade an account according to its trading system under the assumption that the account is larger than the actual cash or securities on hand. This additional leverage, while creating additional profit potential which the General Partner feels may be appropriate with certain Trading Advisors in light of the Fund’s multi-trader diversification, also increases the risk of loss to the Fund. It is anticipated that the General Partner will allocate between $1 and $2 to the Trading Advisors for every $1 of equity in the Fund. Throughout 2020, the Fund maintained a notional trading level of approximately $1.60 for every $1 of equity in the Fund.

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

During 2020, the Fund held an investment in Class I shares of the Steben Managed Futures Strategy Fund (“SMFSF”). SMFSF was a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund, a statutory trust organized under the laws of the State of Delaware, and was registered under the Investment Company Act of 1940, as amended (the "1940 Act"), as an open-end management investment company. SMFSF had a similar investment strategy to the Fund, using trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments. The General Partner served as the investment manager of SMFSF. The General Partner reduced the administration fees charged to the Fund to offset the management fee that the General Partner received from SMFSF related to the Fund’s investment in SMFSF. On January 24, 2020, SMFSF was merged into the LoCorr Macro Strategies Fund and on January 27, 2020, the Fund redeemed its interest in the LoCorr Macro Strategies Fund.

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

Holders

As of February 28, 2021, the number of holder of units by class were:

Unit Class	Unit Holders
A	1,716
A2	5
A3	2
B	684
I	2
R	89

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the year ended December 31, 2020.

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

Redemptions of Units during the fourth quarter 2020 were as follows:

	October	November	December	Total
A Units
Units redeemed	1,275.1364	1,795.0373	1,027.1696	4,097.3433
Average net asset value per unit	$3,546.46	$3,648.65	$3,818.95	$3,659.54

A2 Units
Units redeemed	—	—	93.8215	93.8215
Average net asset value per unit	$—	$—	$1,000.45	$1,000.45

B Units
Units redeemed	126.3121	111.9580	257.6965	495.9666
Average net asset value per unit	$5,637.65	$5,808.73	$6,088.92	$5,910.74

R Units
Units redeemed	371.3848	38.1590	—	409.5438
Average net asset value per unit	$939.07	$967.73	$—	$941.74

There were no redemptions of Class A3 or I Units during the fourth quarter.

Item 6.	Selected Financial Data

The following selected financial data of the Fund as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016 is derived from the financial statements that have been audited by RSM US LLP, the Fund’s independent registered public accountant. This financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with the Fund’s financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

Certain amounts in the selected financial information prior to 2020 have been reclassified to conform to the 2020 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

	For the Year Ended December 31,
	2020	2019	2018	2017	2016
Income Statement Items
Net gain (loss) from trading	$(4,322,350)	$17,387,610	$(6,364,577)	$22,703,022	$21,931,511
Interest income	2,478,658	7,294,584	5,924,353	5,288,556	5,047,602
Net total expenses	(10,023,816)	(16,714,998)	(15,947,441)	(26,412,159)	(35,522,528)
Net income (loss)	$(11,867,508)	$7,967,196	$(16,387,665)	$1,579,419	$(8,543,415)

Balance Sheet Items
Total assets	$178,880,992	$255,340,394	$293,278,322	$372,685,946	$588,385,437
Total partners’ capital (net asset value)	$172,437,632	$284,249,143	$286,259,124	$357,535,425	$563,199,285

Class A Units
Net asset value per unit	$3,818.95	$4,002.39	$3,911.85	$4,146.91	$4,096.03
Increase (decrease) in net asset value per unit	$(183.44)	$90.54	$(235.06)	$50.88	$(116.23)
Total return	(4.58)%	2.31%	(5.67)%	1.24%	(2.76)%
Class A2 Units
Net asset value per unit (begin trading 11/1/18)	$1,000.45	$1,034.04	$996.71	$—	$—
Increase (decrease) in net asset value per unit	$(33.59)	$37.33	$(3.29)	$—	$—
Total return[1]	(3.25)%	3.75%	(0.33)%	—	—
Class A3 Units (began trading 7/1/19)
Net asset value per unit	$971.15	$1,005.25	$—	$—	$—
Increase (decrease) in net asset value per unit	$(34.10)	$5.25	$—	$—	$—
Total return[2]	(3.39)%	0.53%	—	—	—
Class B Units
Net asset value per unit	$6,088.92	$6,268.44	$6,018.20	$6,266.93	$6,080.47
Increase (decrease) in net asset value per unit	$(179.52)	$250.24	$(248.73)	$186.46	$(61.87)
Total return	(2.86)%	4.16%	(3.97)%	3.07%	(1.01)%
Class I Units
Net asset value per unit	$1,023.49	$1,043.79	$992.59	$1,023.37	$983.11
Increase (decrease) in net asset value per unit	$(20.30)	$51.20	$(30.78)	$40.26	$(1.06)
Total return	(1.94)%	5.16%	(3.01)%	4.10%	(0.11)%
Class R Units (began trading 4/1/17)
Net asset value per unit	$1,014.58	$1,042.42	$998.83	$1,038.05	$—
Increase (decrease) in net asset value per unit	$(27.84)	$43.59	$(39.22)	$38.05	$—
Total return[3]	(2.67)%	4.36%	(3.78)%	3.80%	—

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

The following unaudited supplementary summarized quarterly data are presented for the three-months ended March 31, June 30, September 30 and December 31, 2020 and 2019.

	March 31, 2020
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$(16,192,422)	$(64,315)	$(8,692)	$(6,549,700)	$(179,353)	$(1,018,379)
Increase (decrease) in net asset value per unit	(413.29)	(103.55)	(101.01)	(622.14)	(101.38)	(102.99)
Net asset value per unit	3,589.10	930.49	904.24	5,646.30	942.41	939.43
Ending net asset value	140,695,251	577,924	77,820	56,074,695	1,667,220	9,286,033

	June 30, 2020
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$1,477,399	$8,956	$1,018	$842,989	$37,036	$145,467
Increase (decrease) in net asset value per unit	35.71	12.53	11.84	81.70	15.89	14.06
Net asset value per unit	3,624.81	943.02	916.08	5,728.00	958.30	953.49
Ending net asset value	133,988,250	674,181	78,838	50,268,161	245,781	8,323,374

	September 30, 2020
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$(887,661)	$480	$(349)	$(47,530)	$(176)	$(12,039)
Increase (decrease) in net asset value per unit	(27.22)	(3.82)	(4.06)	(17.57)	(0.69)	(2.45)
Net asset value per unit	3,597.59	939.20	912.02	5,710.43	957.61	951.04
Ending net asset value	126,428,830	579,406	78,489	45,026,867	245,604	7,681,538

	December 31, 2020
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$7,138,206	$37,791	$5,088	$2,898,420	$16,896	$483,365
Increase (decrease) in net asset value per unit	221.36	61.25	59.13	378.49	65.88	63.54
Net asset value per unit	3,818.95	1,000.45	971.15	6,088.92	1,023.49	1,014.58
Ending net asset value	118,745,248	523,333	83,577	45,043,756	262,500	7,779,218

	March 31, 2019
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$2,043,815	$6,575	$—	$1,155,707	$65,428	$237,065
Increase (decrease) in net asset value per unit	46.76	15.42	—	99.20	18.88	16.96
Net asset value per unit	3,958.61	1,012.13	—	6,117.40	1,011.47	1,015.79
Ending net asset value	180,104,357	239,893	—	75,839,918	3,248,707	13,422,485

	June 30, 2019
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$2,036,793	$10,669	$—	$1,166,729	$4,936	$225,073
Increase (decrease) in net asset value per unit	47.66	15.75	—	101.34	19.18	14.86
Net asset value per unit	4,006.27	1,027.88	—	6,218.74	1,030.65	1,030.65
Ending net asset value	177,125,746	446,562	—	71,243,852	1,823,330	13,806,521

	September 30, 2019
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$6,637,777	$18,473	$1,533	$3,064,684	$80,635	$587,025
Increase (decrease) in net asset value per unit	148.74	41.87	40.35	259.75	45.58	46.17
Net asset value per unit	4,155.01	1,069.75	1,040.35	6,478.49	1,076.23	1,076.82
Ending net asset value	178,595,581	563,035	39,533	69,680,276	1,903,966	14,276,507

	December 31, 2019
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$(6,552,054)	$(18,795)	$(3,021)	$(2,288,419)	$(57,392)	$(456,040)
Increase (decrease) in net asset value per unit	(152.62)	(35.71)	(35.10)	(210.05)	(32.44)	(34.40)
Net asset value per unit	4,002.39	1,034.04	1,005.25	6,268.44	1,043.79	1,042.42
Ending net asset value	166,191,101	544,240	86,512	66,498,788	1,846,574	13,081,928

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

The outcome of the ongoing coronavirus situation is uncertain and could have a positive or negative impact on the performance of the Fund. In addition to the tragic human impacts of the virus, the resulting economic fallout appears recessionary. The past two U.S. recessions, in 2000 and 2008, were two of the best performing periods for the Fund. However, the future will not unfold exactly like the past and the Fund’s performance in the future is unknowable.

The Fund’s exposures evolve dynamically based on the tactical opportunities perceived by the underlying systematic trading programs. As macroeconomic trends change course, for example becoming more bearish, we would expect the portfolio’s exposures to adapt accordingly. For example, the Fund’s current positioning has changed substantially from year end.

During January and February 2020, the Fund redeemed its interest in the LoCorr Macro Strategies Fund, removed Mondiale Asset Management Ltd., PGR Capital LLP and Winton Capital Management Ltd. as Trading Advisors and added Graham Capital Management, LP. Additionally, the Fund modified the trading program that Millburn Ridgefield Corporation used for the Fund to a program with higher volatility. In August, the Fund removed Synergie Capital Management, LLC as Trading Advisor.

Results of Operations

The returns for each class of Units for the years ended, or periods ended from inception to, December 31, 2020, 2019 and 2018 were:

Class of Units	2020	2019	2018
Class A	(4.58)%	2.31%	(5.67)%
Class A2†	(3.25)%	3.75%	(0.33)%
Class A3††	(3.39)%	0.53%	—
Class B	(2.86)%	4.16%	(3.97)%
Class I	(1.94)%	5.16%	(3.01)%
Class R	(2.67)%	4.36%	(3.78)%

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

October

During October, investors were focused on the U.S. presidential election and rising COVID-19 cases in both the U.S. and Europe which set new record daily highs. Market participants’ anxiety increased as the surging case count caused several European countries to reintroduce national lockdown measures which will likely stifle economic growth. As the U.S. drew closer to the presidential election, stimulus negotiations broke down once again, creating additional uncertainty with respect to the sustainability of economic growth. Against this backdrop, the S&P 500 finished down -2.7% during October. This modest decline masked considerable volatility during the month, however, as the Index declined -7.4% from October 13th through October 30th. In fixed income markets, the U.S. 10-year yield moved higher, though yields in Europe fell as lockdown measures were implemented. The escalating coronavirus case count in Europe contributed to a move toward safe-haven currencies including the Japanese Yen and the U.S. dollar toward the end of the month. In commodities, oil prices declined as the outlook for economic growth weakened.

The Fund posted a negative return for October as losses during the back half of the month more than offset gains experienced in the first half. Long exposure in equities was the primary culprit, as positions were hurt by the sell-off in stocks that began mid-October. Losses were most acute in U.S. and European equity indices. Trading in currency markets produced the largest gains as short Euro and long Yen exposure benefited from the move towards safe-haven currencies. Elsewhere, trading in fixed income was profitable as long exposure in European markets where yields generally declined more than offset losses in the U.S where yields rose. In commodities, gains were made from short energy positions while long precious metals exposure detracted. Overall, the Fund finished the month with a net loss of (1.42)%, (1.31)%, (1.32)%, (1.27)%, (1.20)% and (1.26)% for Class A, A2, A3, B, I and R Units, respectively.

November

News of the Pfizer Phase 3 study showing its COVID-19 vaccine had more than 90% efficacy helped propel risk assets higher in November. This positive development helped assuage investor anxiety regarding new lockdown measures introduced by some states in the U.S. and in Europe as cases surged. This bullish sentiment suggested market participants were increasingly looking toward the other side of the pandemic and a recovery in the global economy. Despite the ongoing challenge by the Trump campaign, the conclusion of the U.S. Presidential election also seemed to reduce investor anxiety. Against this backdrop, global stock prices surged, enjoying double-digit percentage gains. Global bond yields also moved higher on prospects for an improving economy. The lack of progress on fiscal stimulus in the U.S., a rising COVID-19 case count in the U.S. versus Europe, and increased risk appetite all contributed to U.S. dollar weakness. Finally, prospects for an improving economy contributed to a surge in commodity prices, particularly oil, as West Texas Intermediate crude jumped to nearly $45 per barrel.

The Fund posted a positive return for November as long positions in equities benefitted from the big risk-on rally. Gains were particularly robust in the U.S., but also included solid contributions from positions in Japan and continental Europe. Though short positions in energy were significantly reduced during the month, trading in energy generated the largest losses. Long exposure in fixed income, particularly the long end of the curve also detracted. Finally, long positions in grain and base metal markets were profitable but were offset by losses from trading in currencies and precious metals. Overall, the Fund finished the month with a net gain of 2.88%, 3.00%, 2.99%, 3.03%, 3.12% and 3.05% for Class A, A2, A3, B, I and R Units, respectively.

December

In December, investor sentiment was buoyed by approvals of the first COVID-19 vaccines and optimism toward a post-pandemic economic recovery. Market participants looked past political uncertainty caused by President Trump’s ongoing challenge of the U.S. Presidential election as well as the surge in COVID-19 cases and increased lockdown measures. With investor sentiment toward risk assets remaining favorable, global stocks climbed higher. Commodity prices also advanced on recovery hopes with agricultural markets particularly strong due to dry weather in South America and an Argentinian export ban. Optimism regarding a global economic recovery, heightened appetite for risk, and progress toward a Brexit trade deal between the EU and UK contributed to U.S. dollar weakness.

The Fund posted a positive return for December as profitable trading in agricultural, metals, and equity indices more than offset losses from fixed income. Gains from trading in agricultural commodities were led by long soybean positions which were aided by dry weather in South America and strong demand which helped lift prices. In metals, a rebound in gold prices boosted long positions while long copper positions were buoyed by hopes for a cyclical recovery which led to copper prices reaching their highest level since 2012. In equity trading, the largest contributors were from long U.S. and Asian positions. Losses in fixed income were primarily from positions in the longer end of the curve, particularly in the US and Europe. Overall, the Fund finished the month with a net gain of 4.67%%, 4.79%, 4.78%, 4.82%, 4.91% and 4.84% for Class A, A2, A3, B, I and R Units, respectively.

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

The month’s trend reversal in risk assets such as equities and oil proved challenging for the Fund’s trend-following programs, which began the year with defensive net short positioning. U.S. Dollar weakness, especially against commodity exporter currencies as the Canadian Dollar, also detracted from performance. The Fund did make gains in fixed income trading with long positions in European bonds, which rallied during the month. The Fund finished with a net loss of 3.31%, 3.20%, 3.16%, 3.08%, and 3.15% for Class A, A2, B, I, and R Units, respectively.

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

Reversals in global equity and energy markets had a negative impact on the Fund’s predominantly trend-following strategy, which came into the month with long positions in those markets. These losses were partially offset by gains in bonds as a rotation into defensive assets helped the Fund’s long fixed income positions. Short positions in agricultural commodities detracted from performance as poor weather in growing regions caused a rise in grain prices. The Fund finished with a net loss of 3.38%, 3.27%, 3.24%, 3.16%, and 3.22% for Class A, A2, B, I, and R Units, respectively.

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

Some of the profitable trends from July and August made partial reversals in September. While the Fund made gains in long stock index positions, there were losses in fixed income futures as a result of a correction in bond prices. In the commodities sector, short positions in grains, short positions in energy and long positions in precious metals all saw declines on market reversals. The Fund finished with a net loss of 2.90%, 2.79%, 2.80%, 2.76%, 2.68% and 2.74% for Class A, A2, A3, B, I, and R Units, respectively.

October

In October, the Federal Reserve made its third interest rate cut of the year as global growth data continued to underwhelm. Market sentiment improved, however, as a result of apparent progress in both Brexit negotiations and the U.S.-China trade conflict. The UK was given a 3-month Brexit deadline extension, allowing time for a general election and a chance for the UK Prime Minister to try to build a parliamentary majority to approve a draft Brexit deal. This led to a “risk-on” rally in European stocks, a rebound in European currencies, particularly the British Pound, and a sell-off in global bonds. Meanwhile, the U.S. and China appeared willing to compromise in the first phase of trade talks towards a possible long-term agreement. This positive development led to a rotation out of bonds and into stocks in the U.S. and Asia.

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

The Fund enjoyed a positive month, with the strongest gains coming from long positions in global stock indices. Currencies were also a positive contributor, as the Fund’s long U.S. dollar/short Euro position benefited from a dollar rally. Greater investor risk appetite caused bonds to sell off, negatively impacting long exposures in fixed income futures. In commodities, metals were the primary detractor due to price reversals in gold and nickel. Trading in agricultural and energy contracts saw mixed results. The Fund finished with a net gain of 1.05%, 1.17%, 1.16%, 1.20%, 1.28% and 1.22% for Class A, A2, A3, B, I, and R Units, respectively.

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

2018

January

Global equity markets rallied sharply in January, driven higher by investor euphoria over economic growth data and U.S. tax cuts. This pushed already rich valuations further towards historic extremes. By the end of the month, the S&P 500’s Shiller P/E ratio exceeded its high during the 1929 stock market bubble. Meanwhile, anticipation of sustained monetary tightening by the Federal Reserve pushed the U.S. 10-year bond yield up to 2.7%, its highest level since 2014. In foreign exchange markets, the U.S. Dollar weakened against a broad set of developed and emerging market currencies.

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

The Fund employs a range of managed futures strategies but has a concentration in trend-following. Trend-based strategies may profit during extended bullish or bearish trends but tend to see declines at turning points when markets reverse course. October saw a sharp reversal of the 6-month bullish trend in stock indices, causing losses in the equities sector. The Fund’s positions adjusted from long to neutral in stocks as a result, ready to move onto the next trend, long or short. In commodities, reversals in oil prices and sugar prices also detracted from performance. The Fund made gains in the fixed income sector, being short the U.S. and long international bond futures. The currency sector profited from long U.S.. dollar positioning. The Fund finished with a net loss of 2.89%, 2.74%, 2.66%, and 2.73% for Class A, B, I, and R Units, respectively.

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

The Fund had significantly less volatility than the broader markets due to its low net exposure to equity indices. The Fund’s foreign exchange positioning was long the U.S. dollar against other major currencies, which led to a loss as the Japanese yen rallied. In energy markets, the Fund made gains in short oil positions, but saw offsetting losses in long natural gas positions which declined with warmer than expected weather. In other commodities, the Fund was profitable in short grain positions, but saw a modest loss in short precious metals positions. The Fund ended the year with relatively defensive positioning, being net long global bonds, short most industrial commodities, and with little equity exposure. The Fund finished with a net loss of 0.70%, 0.59%, 0.55%, 0.47% and 0.54% for Class A, A2, B, I, and R Units, respectively.

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

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures and forward currency contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering these contracts there exists a risk to the Fund that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interests positions of the Fund at the same time, and if the trading advisors were unable to offset futures interest positions of the Fund, the Fund could lose all of its assets and the limited partners would realize a 100% loss. The General Partner minimizes market risk through diversification of the portfolio allocations to multiple trading advisors and strategies, and maintenance of a margin-to-equity ratio that rarely exceeds 35%.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2020, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the significant non-trading risk exposures of the Fund as of December 31, 2020 and 2019.

Foreign Currency Balances

The Fund's primary foreign currency balances are in euros, Japanese yen, British pounds, Australian dollars, Hong Kong dollars and Canadian dollars. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than once a week).

U.S. Treasury Securities, U.S. and Foreign Government Sponsored Enterprise Notes, Commercial Paper, Corporate Notes, Asset Backed Securities and Certificates of Deposit

Monies in excess of margin requirements are generally invested in fixed income instruments, including U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, commercial paper, corporate notes, asset backed securities and certificates of deposit. Fluctuations in prevailing interest rates could cause mark-to-market gains or losses on the Fund's investments, although substantially all of these investments are held to maturity.

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

Evaluation of Disclosure Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at December 31, 2020 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2020, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework published in 2013. Based on that assessment, management concluded that, as of December 31, 2020, the Fund’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework published in 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Section 16 (A) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires that reports of beneficial ownership of limited partner interests and changes in such ownership be filed with the SEC by Section 16 “reporting persons.” The Fund is required to disclose in this annual report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16(a) on a timely basis during the year ended December 31, 2020. During the year ended December 31, 2020, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

Code of Ethics

The General Partner has adopted a code of ethics, as of the period covered by this report, which applies to the Fund’s principal executive officer and principal financial officer, or persons performing similar functions. A copy of the code of ethics is available without charge upon request by calling 952-767-2600.

Item 11.	Executive Compensation

The Fund does not have any officers, directors or employees. The managing officers of the General Partner are remunerated by the General Partner in their respective positions. The directors and managing officers of the General Partner receive no other compensation from the Fund.

The following fees were paid by the Fund to the General Partner:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, A3, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, A3, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears. During 2020, 2019 and 2018, the General Partner earned $3,033,908, $4,033,876 and $4,848,144, respectively, in General Partner management fees.

▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units. The general partner performance fee is payable quarterly in arrears. During 2020, 2019 and 2018, the General Partner did not earn any General Partner performance fees.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the statements of operations. The General Partner, in turn, pays the selling agent fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fee are retained by the General Partner. During 2020, 2019 and 2018, the General Partner earned $2,775,636, $3,606,761 and $4,349,989, respectively, in selling agent fees.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units and such amounts are included in selling agent and broker dealer servicing fees – General Partner in the statements of operations. The General Partner, in turn, pays the fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fee are retained by the General Partner. During 2020, 2019 and 2018, the General Partner earned $107,087, $146,324 and $181,268, respectively, in broker dealer servicing fees.

▪	Administrative Fee – each class of Units incur a monthly General Partner administrative fee equal to 1/12th of 0.45% of Fund net assets at the end of each month, payable in arrears. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other commodity pools with which the Fund may have investments). The General Partner uses a portion of this fee to pay third party service providers. During 2020, 2019, and 2018, the General Partner earned $882,491, $791,800 and $936,489, respectively, in administrative fees.

Additionally, each year the General Partner receives from the Fund 1% of any net income earned by the Fund or pays to the Fund 1% of any net loss incurred by the Fund. For the years ended December 31, 2020, 2019 and 2018, the General Partner received from or paid the Fund the following amounts:

Year	Received from the Fund	Paid to the Fund
2020	$—	$119,874
2019	80,477	—
2018	—	165,532
Total	$80,477	$285,406

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Fund has no officers or directors as its affairs are managed by the General Partner, and there are no securities authorized for issuance under an equity compensation plan.

At February 28, 2021, neither the General Partner, nor any of its officers owned any Units. The General Partner does participate in the profits or losses of the Fund through its general partner 1 percent allocation, in which it receives 1 percent of the profits or losses of the Fund.

At February 28, 2021, no person or group is known to have been the beneficial owner of more than 5% of the Units.

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

The following table sets forth the fees billed to the Fund for professional audit services provided by RSM US LLP, the Fund’s independent registered public accountant, for the audits of the Fund’s annual financial statements for the years ended December 31, 2020 and 2019, and fees billed for other professional services rendered by RSM US LLP during those years.

Fee Category	2020	2019
Audit fees(1)	$200,000	$196,000
Audit-related fees	—	—
Tax fees(2)	24,000	27,000
All other fees	—	—
Total fees	$224,000	$223,000

(1)	Audit fees consist of fees for professional services rendered for the audit of the Fund’s financial statements and review of financial statements included in the Fund’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2)	Tax fees consist of fees for the preparation of original tax returns.

The General Partner’s Board of Directors pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms. The General Partner’s Board of Directors approved all the services provided by RSM US LLP during 2020 and 2019 to the Fund described above. The General Partner’s Board of Directors has determined that the payments made to RSM US LLP for these services during 2020 and 2019 are compatible with maintaining that firm’s independence.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

Futures Portfolio Fund, Limited Partnership

Report of Independent Registered Public Accounting Firm

Statements of Financial Condition as of December 31, 2020 and 2019

Condensed Schedule of Investments as of December 31, 2020

Condensed Schedule of Investments as of December 31, 2019

Statements of Operations for the Years Ended December 31, 2020, 2019 and 2018

Statements of Cash Flows for the Years Ended December 31, 2020, 2019 and 2018

Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2020, 2019 and 2018

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

Name	Title	Date
/s/ Kevin Kinzie Kevin Kinzie	Chief Executive Officer and managing member of the General Partner	March 29, 2021
/s/ Jon Essen Jon Essen	Chief Financial Officer of the General Partner	March 29, 2021

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Futures Portfolio Fund, Limited Partnership
Dated March 29, 2021
	By:	Steben & Company, LLC
General Partner

	By:	/s/ Kevin Kinzie
	Name:	Kevin Kinzie
	Title:	Chief Executive Officer and managing member of the General Partner

Report of Independent Registered Public Accounting Firm

To the Partners of Futures Portfolio Fund, Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition, including the condensed schedules of investments, of Futures Portfolio Fund, Limited Partnership (the Fund) as of December 31, 2020 and 2019, the related consolidated statements of operations, cash flows and changes in partners’ capital (net asset value) for the three years ended December 31, 2020, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2020 and 2019, and the results of its operations for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether du to error or fraud. The Fund is not required to have, nor were we engaged to perform, and audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no crucial audit matters.

/s/ RSM US LLP

We have served as the Fund’s auditor since 2007.

Chicago, Illinois

March 29, 2021

Futures Portfolio Fund, Limited Partnership

Statements of Financial Condition

December 31, 2020 and 2019

	2020	2019
Assets
Equity in broker trading accounts
Cash	$44,519,197	$64,814,573
Net unrealized gain (loss) on open futures contracts	8,169,982	187,200
Net open future options contracts (net premium paid $308,675)	150,900	—
Net unrealized gain (loss) on open forward currency contracts	(17,929)	(189,715)
Total equity in broker trading accounts	52,822,150	64,812,058
Cash and cash equivalents	6,050,682	5,174,304
Investment in SMFSF, at fair value (cost $0 and $25,620,952)	—	22,738,951
Investment in securities, at fair value (cost $119,021,021 and $161,352,357)	119,837,286	162,552,581
General Partner 1% allocation receivable	119,874	—
Exchange membership, at fair value (cost $189,000 and $189,000)	51,000	62,500
Total assets	$178,880,992	$255,340,394

Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$254,786	$586,747
Trading Advisor incentive fees payable	—	602,408
Commissions and other trading fees payable on open contracts	30,761	55,213
Cash Managers fees payable	36,558	48,576
General Partner management and performance fees payable	223,028	315,840
General Partner 1% allocation payable	—	80,477
Selling Agent payable – General Partner	205,514	285,554
Broker dealer servicing fees payable – General Partner	7,784	11,224
Administrative fee payable – General Partner	66,263	58,569
Redemption payable	5,585,666	4,780,643
Subscriptions received in advance	33,000	266,000
Total liabilities	6,443,360	7,091,251

Partners' Capital (Net Asset Value)
Class A Interests – 31,093.6904 and 41,522.9804 units
outstanding at December 31, 2020 and December 31, 2019, respectively	118,745,248	166,191,101
Class A2 Interests – 523.0963 and 526.3226 units
outstanding at December 31, 2020 and December 31, 2019, respectively	523,333	544,240
Class A3 Interests – 86.0607 and 86.0607 units
outstanding at December 31, 2020 and December 31, 2019, respectively	83,577	86,512
Class B Interests – 7,397.6585 and 10,608.5075 units
outstanding at December 31, 2020 and December 31, 2019, respectively	45,043,756	66,498,788
Class I Interests – 256.4767 and 1,769.1082 units
outstanding at December 31, 2020 and December 31, 2019, respectively	262,500	1,846,574
Class R Interests – 7,667.4336 and 12,549.5403 units
outstanding at December 31, 2020 and December 31, 2019, respectively	7,779,218	13,081,928
Total partners' capital (net asset value)	172,437,632	248,249,143

Total liabilities and partners' capital (net asset value)	$178,880,992	$255,340,394

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2020

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
6,000,000	10/31/21	U.S. Treasury	2.00%	$6,113,365	3.55%
6,000,000	1/31/22	U.S. Treasury	1.38%	6,115,149	3.55%
Total U.S. Treasury securities (cost: $12,320,011)				12,228,514	7.10%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
1,200,000	1/21/21	Mitsubishi UFJ Trust & Banking Corporation (U.S.A.)	0.19%	1,199,867	0.70%
1,200,000	2/8/21	Mizuho Bank Ltd., New York Branch	0.20%	1,199,734	0.69%
1,200,000	2/3/21	United Overseas Bank Limited	0.17%	1,199,802	0.70%
Diversified financial services
1,200,000	2/1/21	DCAT, LLC	0.15%	1,199,845	0.70%
1,200,000	2/5/21	Manhattan Asset Funding Company LLC	0.18%	1,199,790	0.70%
Manufacturing
1,200,000	3/2/21	Koch Industries, Inc.	0.18%	1,199,640	0.69%
1,200,000	2/3/21	Sheffield Receivables Company LLC	0.20%	1,199,769	0.69%
Total U.S. commercial paper (cost: $8,397,259)				8,398,447	4.87%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2020

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,200,000	1/5/21	Nationwide Building Society	0.14%	$1,199,977	0.70%
Banks
1,200,000	2/11/21	DBS Bank Ltd.	0.19%	1,199,740	0.69%
1,200,000	2/23/21	Commonwealth Bank of Australia	0.22%	1,199,611	0.69%
1,200,000	1/21/21	National Australia Bank Limited	0.16%	1,199,887	0.70%
1,200,000	3/1/21	Skandinaviska Enskilda Banken AB (publ.)	0.20%	1,199,597	0.69%
1,200,000	1/22/21	Standard Chartered Bank	0.17%	1,199,874	0.70%
1,200,000	3/24/21	The Toronto-Dominion Bank	0.25%	1,199,303	0.69%
1,200,000	1/12/21	Westpac Banking Corporation	0.14%	1,199,945	0.70%
Diversified financial services
1,200,000	1/19/21	Anglesea Funding Plc	0.19%	1,199,880	0.70%
1,200,000	1/8/21	Longship Funding Designated Activity Company	0.13%	1,199,965	0.70%
Energy
1,200,000	1/28/21	Total Capital Canada Ltd.	0.14%	1,199,874	0.69%
Telecommunications
Total foreign commercial paper (cost: $13,195,645)				13,197,653	7.65%
Total commercial paper (cost: $21,592,904)				21,596,100	12.52%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$4,000,000	5/1/22	Boeing Company	2.70%	4,115,948	2.39%
600,000	8/16/23	Raytheon Technologies Corporation	3.65%	654,625	0.38%
Agriculture
4,850,000	5/5/21	Altria Group, Inc.	4.75%	4,955,274	2.87%
Banks
4,000,000	5/5/23	Credit Suisse AG, New York Branch	1.00%	4,069,774	2.36%
5,000,000	4/25/23	JPMorgan Chase & Co.	2.78%	5,187,922	3.01%
4,000,000	5/17/22	SunTrust Bank	2.80%	4,144,297	2.40%
4,750,000	1/15/21	Wells Fargo Bank, National Association	2.60%	4,806,985	2.79%
Diversified financial services
4,250,000	4/26/22	Goldman Sachs Group, Inc.	3.00%	4,308,632	2.50%
600,000	12/7/23	The Bank of New York Mellon Corporation	0.35%	600,814	0.35%
Energy
4,850,000	2/15/21	Enterprise Products Operating LLC	2.80%	4,907,287	2.85%
Equipment
3,500,000	4/24/23	Micron Technology, Inc.	2.50%	3,667,014	2.13%
Food
2,000,000	4/16/21	General Mills, Inc.	3.20%	2,029,905	1.18%
Healthcare
5,000,000	9/17/21	Cigna Corporation	3.40%	5,157,401	2.99%
3,000,000	6/1/21	CVS Health Corporation	2.13%	3,024,078	1.75%
Pharmaceuticals
3,500,000	6/25/21	Bayer US Finance II LLC	0.88%	3,507,152	2.03%
4,000,000	5/16/22	Bristol-Myers Squibb Company	2.60%	4,127,928	2.39%
3,500,000	2/1/23	Zoetis Inc.	3.25%	3,731,114	2.16%
Telecommunications
4,000,000	2/9/22	Apple Inc.	2.50%	4,132,312	2.40%
3,500,000	6/30/22	AT&T Inc.	3.00%	3,621,045	2.10%
Total U.S. corporate notes (cost: $69,880,261)				70,749,507	41.03%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2020

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$3,000,000	6/9/23	Nordea Bank Abp	1.00%	$3,038,160	1.76%
Insurance
4,000,000	9/20/21	AIA Group Limited	0.76%	4,000,771	2.32%
Total foreign corporate notes (cost: $6,996,909)				7,038,931	4.08%
Total corporate notes (cost: $76,877,170)				77,788,438	45.11%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
33,44	9/19/22	Americredit Automobile Receivales Trust 2019-2	2.43%	33,725	0.02%
440,163	1/18/23	Americredit Automobile Receivables Trust 2019-3	2.17%	442,057	0.26%
86,991	7/20/21	BMW Vehicle Lease Trust 2018-1	3.26%	87,186	0.05%
400,000	7/15/22	Carmax Auto Owner Trust 2016-4	2.26%	400,607	0.23%
353,042	6/20/22	Honda Auto Receivables 2019-4 Owner Trust	1.86%	355,128	0.21%
248,998	4/20/22	Santander Retail Auto Lease Trust 2019-B	2.29%	250,474	0.15%
186,490	5/15/23	Santander Drive Auto Receivables Trust 2020-2	0.62%	186,689	0.11%
354,181	4/20/22	Tesla Auto Lease Trust 2019-A	2.13%	358,011	0.21%
199,302	8/15/23	World Omni Select Auto Trust 2019-A	2.06%	200,366	0.12%
450,000	12/15/23	World Omni Auto Receivables Trust 2020-C	0.35%	450,177	0.26%
562,000	6/17/24	World Omni Select Auto Trust 2020-A	0.47%	563,057	0.33%
Credit cards
575,000	4/15/24	American Express Credit Account Master Trust 2018 - 8	3.18%	587,735	0.34%
250,000	5/17/24	Synchrony Credit Card Master Note Trust 2016-2	2.21%	251,619	0.15%
Equipment
600,000	10/22/24	Dell Equipment Finance Trust 2019-2	1.91%	610,611	0.35%
826,000	6/22/22	Dell Equipment Finance Trust 2020-1	2.26%	836,041	0.48%
84,761	5/20/22	DLL 2019-2 LLC	2.27%	85,024	0.04%
752,245	6/15/22	GreatAmerica Leasing Receivables Funding, LLC	1.76%	757,972	0.44%
775,000	7/22/30	HPEFS Equipment Trust 2020-2	0.69%	777,815	0.45%
585,609	4/20/23	Verizon Owner Trust 2018-A	3.23%	593,710	0.34%
375,000	7/22/24	Verizon Owner Trust 2020-A	1.85%	383,342	0.22%
Student loans
12,900	11/25/27	SLM Student Loan Trust 2011-2	0.75%	12,888	0.01%
Total U.S. asset backed securities (cost: $8,230,936)				8,224,234	4.77%
Total investments in securities (cost: $119,021,021)				$119,837,286	69.50%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2020

Description	Fair Value	% of Partners' Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$2,135,596	1.24%
Currencies	185,459	0.11%
Energy	247,270	0.14%
Equity indices	1,377,249	0.80%
Interest rate instruments	176,792	0.10%
Metals	7,267,230	4.21%
Net unrealized gain (loss) on open long U.S. futures contracts	11,389,596	6.60%

Short U.S. Futures Contracts
Agricultural commodities	(341,526)	(0.20)%
Currencies	(16,365)	(0.01)%
Energy	35,440	0.02%
Equity indices	(230,173)	(0.13)%
Interest rate instruments	(128,860)	(0.07)%
Metals	(5,147,831)	(2.99)%
Net unrealized gain (loss) on open short U.S. futures contracts	(5,829,315)	(3.38)%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	5,560,281	3.22%

Long Foreign Futures Contracts
Agricultural commodities	270,069	0.16%
Currencies	(7,733)	0.00%
Energy	251,686	0.15%
Equity indices	1,477,092	0.86%
Interest rate instruments	466,173	0.27%
Metals	2,942	0.00%
Single stock futures	403	0.00%
Net unrealized gain (loss) on open long foreign futures contracts	2,460,632	1.44%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2020

Description	Fair Value	% of Partners' Capital (Net Asset Value)
OPEN FUTURES CONTRACTS (continued)
Short Foreign Futures Contracts
Agricultural commodities	$(1,367)	0.00%
Currencies	57,417	0.03%
Energy	(71,502)	(0.04)%
Equity indices	104,496	0.06%
Interest rate instruments	60,025	0.03%
Net unrealized gain (loss) on open short foreign futures contracts	149,069	0.08%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	2,609,701	1.52%

Net unrealized gain (loss) on open futures contracts	$8,169,982	4.74%

OPEN FUTURE OPTIONS CONTRACTS
Long U.S. Future Options Contracts
Equity indices (premium paid $588,413)	$264,100	0.15%

Short U.S. Future Options Contracts
Equity indices (premium received $279,738)	(113,200)	(0.07)%

Net unrealized gain (loss) on open future options contracts	$150,900	0.08%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$2,003,451	1.16%
Short	(2,376,232)	(1.38)%
Net unrealized gain (loss) on open U.S. forward currency contracts	(372,781)	(0.22)%

Foreign Forward Currency Contracts
Long	189,777	0.11%
Short	165,075	0.10%
Net unrealized gain (loss) on open foreign forward currency contracts	354,852	0.21%

Net unrealized gain (loss) on open forward currency contracts	$(17,929)	(0.01)%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2019

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$8,500,000	1/31/20	U.S. Treasury	1.38%	$8,547,582	3.44%
6,000,000	2/15/20	U.S. Treasury	1.38%	6,028,349	2.43%
4,000,000	3/15/20	U.S. Treasury	1.63%	4,018,661	1.62%
8,000,000	4/15/20	U.S. Treasury	1.50%	8,023,074	3.23%
Total U.S. Treasury securities (cost: $26,521,176)				26,617,666	10.72%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,300,000	1/13/20	Hyundai Capital America	1.71%	$1,299,198	0.52%
1,300,000	1/7/20	VW Credit, Inc.	1.67%	1,299,578	0.52%
Banks
1,400,000	2/14/20	Mitsubishi UFJ Trust & Banking Corporation U.S.A.)	1.82%	1,396,817	0.56%
Beverages
1,400,000	1/2/20	Brown-Forman Corporation	0.85%	1,399,934	0.57%
Diversified financial services
1,300,000	2/19/20	American Express Credit Corporation	1.84%	1,296,674	0.52%
1,400,000	1/15/20	CRC Funding, LLC	1.66%	1,399,031	0.57%
1,300,000	1/8/20	DCAT, LLC	1.55%	1,299,553	0.52%
1,300,000	3/3/20	Gotham Funding Corporation	1.84%	1,295,813	0.52%
1,400,000	2/10/20	Manhattan Asset Funding Company LLC	1.80%	1,397,122	0.56%
1,400,000	1/16/20	Regency Markets No 1 LLC	1.87%	1,398,833	0.56%
Energy
1,400,000	1/9/20	Centerpoint Energy Resources Corp.	1.72%	1,399,396	0.57%
1,500,000	2/4/20	Exxon Mobil Corporation	1.59%	1,497,677	0.61%
Manufacturing
1,300,000	1/17/20	Koch Industries, Inc.	1.65%	1,298,989	0.52%
REIT
1,300,000	1/29/20	Simon Property Group, L.P.	1.74%	1,298,180	0.52%
Total U.S. commercial paper (cost: $18,946,261)				18,976,795	7.64%

Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,500,000	1/2/20	Nationwide Building Society	0.91%	$1,499,924	0.61%
Banks
1,500,000	2/13/20	DNB Bank ASA	1.86%	1,496,596	0.60%
1,300,000	1/27/20	Sumitomo Mitsui Banking Corporation	1.78%	1,298,263	0.52%
Beverages
1,400,000	1/21/20	Diageo Capital Plc	1.81%	1,398,522	0.56%
Chemicals
1,400,000	1/10/20	Nutrien Ltd.	1.76%	1,399,314	0.56%
Diversified financial services
1,500,000	1/8/20	Longship Funding Designated Activity Company	1.71%	1,499,431	0.60%
1,400,000	2/3/20	Ontario Teachers Finance Trust	1.75%	1,397,690	0.57%
Insurance
1,300,000	1/6/20	Prudential Plc	1.58%	1,299,657	0.52%
Telecommunications
1,300,000	1/7/20	Bell Canada, Inc.	1.63%	1,299,588	0.52%
1,400,000	1/14/20	Rogers Communications Inc.	1.78%	1,399,030	0.57%
Total foreign commercial paper (cost: $13,963,862)				13,988,015	5.63%
Total commercial paper (cost: $32,910,123)				32,964,810	13.27%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2019

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$4,000,000	5/1/22	Boeing Company	2.70%	$4,074,640	1.64%
5,000,000	8/16/21	United Technologies Corporation	3.35%	5,178,972	2.09%
Agriculture
4,850,000	5/5/21	Altria Group, Inc.	4.75%	5,053,651	2.04%
Banks
4,000,000	10/29/20	JPMorgan Chase & Co.	2.55%	4,030,675	1.62%
3,000,000	10/29/20	JPMorgan Chase & Co.	3.13%	3,040,470	1.22%
4,000,000	5/17/22	SunTrust Bank	2.80%	4,085,233	1.65%
4,750,000	1/15/21	Wells Fargo Bank, National Association	2.60%	4,833,343	1.95%
Diversified financial services
4,250,000	4/26/22	Goldman Sachs Group, Inc.	3.00%	4,329,852	1.75%
Energy
4,850,000	2/15/21	Enterprise Products Operating LLC	2.80%	4,945,364	1.99%
Food
3,000,000	4/16/21	General Mills, Inc.	3.20%	3,065,870	1.23%
Healthcare
5,000,000	9/17/21	Cigna Corporation	3.40%	5,161,766	2.08%
3,000,000	6/1/21	CVS Health Corporation	2.13%	3,006,261	1.21%
Media
4,000,000	4/1/21	NBCUniversal Media, LLC	4.38%	4,167,918	1.68%
Pharmaceuticals
4,200,000	5/11/20	Amgen Inc.	2.35%	4,217,523	1.70%
3,500,000	6/25/21	Bayer US Finance II LLC	2.58%	3,507,703	1.41%
4,000,000	5/16/22	Bristol-Myers Squibb Company	2.60%	4,077,500	1.64%
Telecommunications
4,000,000	2/9/22	Apple Inc.	2.50%	4,099,716	1.65%
3,500,000	6/30/22	AT&T Inc.	3.00%	3,578,314	1.44%
Total U.S. corporate notes (cost: $72,986,920)				74,454,771	29.99%

Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$5,500,000	3/2/20	Danske Bank A/S	2.20%	$5,539,634	2.23%
Energy
2,500,000	5/11/20	Shell International Finance B.V.	2.13%	2,507,384	1.01%
Insurance
4,000,000	9/20/21	AIA Group Limited	2.43%	4,003,233	1.61%
Manufacturing
3,500,000	11/15/20	GE Capital International Funding Company	2.34%	3,514,824	1.42%
Pharmaceuticals
2,250,000	3/12/20	Allergan Funding SCS	3.14%	2,259,476	0.91%
Total foreign corporate notes (cost: $17,652,262)				17,824,551	7.18%
Total corporate notes (cost: $91,256,255)				92,279,322	37.17%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$900,000	2/18/22	AmeriCredit Automobile Receivables Trust 2017-1	2.30%	$901,420	0.37%
451,554	7/18/22	AmeriCredit Automobile Receivables Trust 2017-4	2.04%	451,795	0.18%
253,596	1/18/22	AmeriCredit Automobile Receivables Trust 2018-3	3.11%	254,487	0.10%
283,888	9/19/22	AmeriCredit Automobile Receivables Trust 2019-2	2.43%	284,678	0.11%
772,000	7/20/21	BMW Vehicle Lease Trust 2018-1	3.26%	779,225	0.31%
250,000	1/22/24	Capital Auto Receivables Asset Trust 2016-3	2.65%	250,578	0.10%
220,524	2/22/21	Capital Auto Receivables Asset Trust 2018-2	3.02%	220,927	0.09%
400,000	7/15/22	Carmax Auto Owner Trust 2016-4	2.26%	401,167	0.16%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2019

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive (continued)
55,198	9/21/20	GM Financial Automobile Leasing Trust 2018-3	2.89%	$55,266	0.02%
100,000	6/21/21	GM Financial Automobile Leasing Trust 2018-3	3.18%	100,589	0.04%
73,041	5/17/21	GM Financial Consumer Automobile Receivables Trust 2018-2	2.55%	73,153	0.03%
52,232	2/16/21	Mercedes- Benz Auto Lease Trust 2018-A	2.41%	52,320	0.02%
150,000	10/15/20	NextGear Floorplan Master Owner Trust , Series 2017-2	2.56%	150,672	0.06%
333,632	5/16/22	Santander Drive Auto Receivables Trust 2017-1	2.58%	334,317	0.14%
500,000	4/20/22	Santander Retail Auto Lease Trust 2019-B	2.29%	501,326	0.20%
525,000	4/20/22	Tesla Auto Lease Trust 2019-A	2.13%	525,261	0.21%
Credit cards
400,000	7/15/20	Barclays Dryrock Issuance Trust, Series 2017-2	2.04%	400,647	0.16%
400,000	8/17/20	Discover Card Execution Note Trust	1.88%	400,350	0.16%
820,000	8/15/24	World Financial Network Credit Card Master Note Trust - Series 2017-C	2.31%	822,189	0.34%
Equipment
121,415	10/22/20	Dell Equipment Finance Trust 2018-1	2.09%	121,496	0.05%
500,000	5/20/22	DLL 2019-2 LLC	2.27%	500,832	0.21%
479,846	6/15/21	GreatAmerica Leasing Receivables Funding LLC, Series 2019-1	2.97%	482,010	0.19%
806,676	1/10/22	MMAF Equipment Finance LLC Series 2019-A	2.84%	811,592	0.33%
205,263	12/20/20	Verizon Owner Trust 2017-2	1.92%	205,342	0.08%
922,784	4/20/22	Verizon Owner Trust 2017-3	2.06%	923,583	0.37%

Student loans
$26,574	11/25/27	SLM Student Loan Trust 2011-2	2.39%	26,622	0.01%
657,427	8/25/47	Sofi Professional Loan Program 2018-B Trust	2.64%	658,939	0.27%
Total U.S. asset backed securities (cost: $10,664,803)				10,690,783	4.31%
Total investments in securities (cost: $161,352,357)				$162,552,581	65.47%

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
		Agricultural commodities		$275,964	0.11%
		Currencies		993,230	0.40%
		Energy		179,104	0.07%
		Equity indices		1,049,270	0.42%
		Interest rate instruments		(650,711)	(0.26)%
		Metals		(163,448)	(0.07)%
		Single stock futures		158,891	0.06%
Net unrealized gain (loss) on open long U.S. futures contracts				1,842,300	0.73%

Short U.S. Futures Contracts
		Agricultural commodities		(611,155)	(0.25)%
		Currencies		(1,107,362)	(0.45)%
		Energy		354,367	0.14%
		Equity indices		(10,129)	0.00%
		Interest rate instruments		7,668	0.00%
		Metals		485,172	0.20%
		Single stock futures		(6,634)	0.00%
Net unrealized gain (loss) on open short U.S. futures contracts				(888,073)	(0.36)%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts				954,227	0.37%

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

Futures Portfolio Fund, Limited Partnership

Statements of Operations

Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures, future options, forward and swap contracts	$(11,543,475)	$21,717,540	$8,358,826
Investment in SMFSF	(2,753,150)	(600,755)	(64,475)
Investments in securities	770,117	(228,885)	(584,903)
Net change in unrealized gain (loss) on:
Futures, future options and forward contracts	7,996,793	(2,305,685)	(8,037,263)
Investment in SMFSF	2,882,001	354,381	(1,694,792)
Investments in securities and certificates of deposit	(221,257)	1,643,633	(6,890)
Exchange membership	(11,500)	(83,000)	(86,500)
Brokerage commissions and trading expenses	(1,441,879)	(3,109,619)	(4,248,580)
Net realized and change in unrealized gain (loss) on investments	(4,322,350)	17,387,610	(6,364,577)

Net Investment Income (Loss)
Income
Interest income	2,478,658	7,294,584	5,924,353

Expenses
Trading Advisor management fees	2,946,151	4,250,373	4,929,797
Trading Advisor incentive fees	213,562	3,602,010	626,857
Cash Managers fees	184,855	203,377	240,429
General Partner management and performance fees	3,033,908	4,033,876	4,848,144
Selling agent fees – General Partner	2,775,636	3,606,761	4,349,989
Broker dealer servicing fees – General Partner	107,087	146,324	181,268
General Partner 1% allocation	(119,874)	80,477	(165,532)
Adminstrative fee – General Partner	882,491	791,800	936,489
Total expenses	10,023,816	16,714,998	15,947,441
Net investment (income)(loss)	(7,545,158)	(9,420,414)	(10,023,088)
Net income (loss)	(11,867,508)	7,967,196	(16,387,665)
Less: net (income) loss attributable to non-controlling interest	—	—	—
Net Income (Loss) attributable to the Fund	$(11,867,508)	$7,967,196	$(16,387,665)

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Operations (continued)

Years Ended December 31, 2020, 2019 and 2018

	Class A Units			Class A2 Units
	2020	2019	2018	2020	2019	2018
Increase (decrease) in net asset value per unit for the year	$(183.44)	$90.54	$(235.06)	$(33.59)	$37.33	$(3.29)

Net income (loss) per unit†	$(225.64)	$93.62	$(233.32)	$(26.66)	$47.30	$(3.29)

Weighted average number of units outstanding	37,512.6638	53,296.7889	53,296.7889	641.0670	357.7741	146.5000

	Class A3 Units			Class B Units
	2020	2019††	2018	2020	2019	2018
Increase (decrease) in net asset value per unit for the year	$(34.10)	$5.25	$—	$(179.52)	$250.24	$(248.73)

Net income (loss) per unit†	$(34.10)	$(23.98)	$—	$(310.00)	$265.77	$(230.40)

Weighted average number of units outstanding	86.0607	62.0304	—	9,212.4717	11,659.4612	14,571.3605

	Class I Units			Class R Units
	2020	2019	2018	2020	2019	2018
Increase (decrease) in net asset value per unit for the year	$(20.30)	$51.20	$(30.78)	$—	$43.59	$(39.22)

Net income (loss) per unit†	$(149.83)	$38.97	$(30.78)	$0.11	$44.52	$(37.43)

Weighted average number of units outstanding	838.2581	2,401.7383	3,466.2779	9,490.8198	13,323.0893	13,031.4414

† based on weighted average number of units outstanding during the year.

†† Inception date: July 1, 2019.

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows

Years Ended December 31, 2020, 2019 and 2018

	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$(11,867,508)	$7,967,196	$(16,387,665)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss from futures, future options, forwards and swap trading	(8,305,468)	2,305,685	8,529,763
Net realized and change in unrealized (gain) loss on SMFSF, securities and certificates of deposit	(677,711)	(1,168,374)	2,351,060
Purchases of securities and certificates of deposit	(507,449,211)	(547,522,944)	(544,118,416)
Proceeds from disposition of SMFSF and securities and certificates of deposit	573,581,168	607,878,125	568,768,969
Changes in
Exchange Membership	11,500	83,000	86,500
Trading Advisor management fee payable	(331,961)	217,699	(200,141)
Trading Advisor incentive fee payable	(602,408)	109,861	(805,151)
Commissions and other trading fees payable on open contracts	(24,452)	5,139	(33,239)
Cash Manager fees Payable	(12,018)	(7,314)	(19,481)
General Partner management and performance fees payable	(92,812)	(46,818)	(97,878)
General Partner 1% allocation receivable / payable	(200,351)	246,009	(194,288)
Selling Agent fees payable – General Partner	(80,040)	(42,785)	(94,876)
Broker dealer servicing fees payable – General Partner	(3,440)	-	-
Administrative fee payable – General Partner	7,694	(8,671)	(21,302)
Net cash provided by (used in) operating activities	43,952,982	70,015,808	17,763,855

Cash flows from financing activities
Subscriptions	856,252	11,469,433	6,256,533
Subscriptions received in advance	33,000	266,000	224,523
Redemptions	(64,261,232)	(57,948,145)	(68,200,191)
Net cash provided by (used in) financing activities	(63,371,980)	(46,212,712)	(61,719,135)

Net increase (decrease) in cash and cash equivalents	(19,418,998)	23,803,096	(43,955,280)
Cash and cash equivalents, beginning of year	69,988,877	46,185,781	90,141,061
Cash and cash equivalents, end of year	$50,569,879	$69,988,877	$46,185,781

End of year cash and cash equivalents consists of
Cash in broker trading accounts	$44,519,197	$64,814,573	$27,926,584
Cash and cash equivalents	6,050,682	5,174,304	18,259,197
Total end of year cash and cash equivalents	$50,569,879	$69,988,877	$46,185,781

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows (continued)

Years Ended December 31, 2020, 2019 and 2018

Supplemental disclosure of cash flow information
Prior year redemptions paid	$4,780,643	$5,057,655	$11,825,677
Prior year subscriptions received in advance	$266,000	$244,523	$287,000

Supplemental schedule of non-cash financing activities
Redemptions payable	$5,585,666	$4,780,643	$5,057,655

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2020, 2019 and 2018

	Class A	Class A2	Class A3	Class B	Class I	Class R	Total
Balance at December 31, 2017	$240,860,323	$—	$—	$100,657,081	$3,547,299	$12,470,722	$357,535,425
Net income (loss)	(12,435,444)	(482)	—	(3,357,247)	(106,691)	(487,801)	(16,387,665)
Subscriptions	2,101,833	146,500	—	1,998,200	—	2,297,000	6,543,533
Redemptions	(39,247,936)	—	—	(21,572,150)	—	(612,083)	(61,432,169)
Transfers	(2,258,779)	—	—	2,258,779	—	—	—
Balance at December 31, 2018	189,019,997	146,018	—	79,984,663	3,440,608	13,667,838	286,259,124
Net income (loss)	4,166,331	16,922	(1,488)	3,098,701	93,607	593,123	7,967,196
Subscriptions	8,416,056	381,300	88,000	1,938,600	250,000	620,000	11,693,956
Redemptions	(35,037,434)	—	—	(18,897,025)	(1,937,641)	(1,799,033)	(57,671,133)
Transfers	(373,849)	—	—	373,849	—	—	—
Balance at December 31, 2019	166,191,101	544,240	86,512	66,498,788	1,846,574	13,081,928	248,249,143
Net income (loss)	(8,464,478)	(17,088)	(2,935)	(2,855,822)	(125,598)	(401,587)	(11,867,508)
Subscriptions	773,952	185,300	—	163,000	—	—	1,122,252
Redemptions	(38,722,802)	(189,119)	—	(19,794,735)	(1,458,476)	(4,901,123)	(65,066,255)
Transfers	(1,032,525)	—	—	1,032,525	—	—	—
Balance at December 31, 2020	$118,745,248	$523,333	$83,577	$45,043,756	$262,500	$7,779,218	$172,437,632

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value) continued

Years Ended December 31, 2020, 2019 and 2018

Units

	Class A	Class A2	Class A3	Class B	Class I	Class R
Balance at December 31, 2017	58,081.8421	—	—	16,061.6377	3,466.2779	12,013.6394
Subscriptions	517.9846	146.5000	—	326.3758	—	2,274.1270
Redemptions	(9,717.5796)	—	—	(3,466.3744)	—	(603.8767)
Transfers	(562.3963)	—	—	368.8185	—	—
Balance at December 31, 2018	48,319.8508	146.5000	—	13,290.4576	3,466.2779	13,683.8897
Subscriptions	2,129.9459	379.8226	86.0607	303.1254	247.1650	612.4237
Redemptions	(8,832.8800)	—	—	(3,045.6841)	(1,944.3347)	(1,746.7731)
Transfers	(93.9364)	—	—	60.6087	—	—
Balance at December 31, 2019	41,522.9804	526.3226	86.0607	10,608.5075	1,769.1082	12,549.5403
Subscriptions	207.5480	188.5952	—	26.7436	—	—
Redemptions	(10,363.1889)	(191.82)	—	(3,410.3371)	(1,512.6315)	(4,882.1067)
Transfers	(273.6491)	—	—	172.7445	—	—
Balance at December 31, 2020	31,093.6904	523.0963	86.0607	7,397.6585	256.4767	7,667.4336

Net Asset Value per Unit

	Class A	Class A2	Class A3	Class B	Class I	Class R
December 31, 2020	$3,818.95	$1,000.45	$971.15	$6,088.92	$1,023.49	$1,014.58
December 31, 2019	4,002.39	1,034.04	1005.25	6,268.44	1,043.79	1,042.42
December 31, 2018	3,911.85	996.71	—	6,018.20	992.59	998.83

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

Steben & Company, LLC (“General Partner”), is the general partner of the Fund and a Maryland limited liability company registered with the CFTC as a commodity pool operator and a commodities introducing broker, and is also registered with the SEC as a registered investment advisor and a broker dealer. The General Partner is a member of the NFA. The General Partner manages all aspects of the Fund’s business and serves as one of the Fund’s selling agents.

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

At December 31, 2020, the Fund no longer owned any Class I shares of the Steben Managed Futures Strategy Fund (“SMFSF”) after liquidating its position in January 2020. SMFSF was a non-diversified series of shares of beneficial interest of Steben Alternative Investment Fund (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and was registered under the Investment Company Act of 1940, as amended (the "1940 Act"), as an open-end investment company.  SMFSF had a similar investment strategy to the Fund, using commodity trading advisors to engage in the speculative trading of futures contracts, forward currency contracts and other financial instruments.

Until January 2020, the Fund held an investment in SMFSF and any changes in the fair value of its investment in SMFSF are reported on the Statement of Operations. The investment in SMFSF is reported on the statements of financial condition as investment in SMFSF. For financial reporting purposes, SMFSF is treated as a related party. For the years ended December 31, 2019 and 2018, the Fund redeemed $6 million and $5 million, respectively, of its investment in SMFSF. In January 2020 SMFSF was merged into the LoCorr Macro Strategies Fund and the Fund fully redeemed its investment following the merger.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2020 and 2019, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through December 31, 2020. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2017.

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

Reclassification

Certain amounts in the 2019 and 2018 financial statements may have been reclassified to conform to the 2020 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

New Accounting Pronouncements

Fair Value Disclosures

In August 2018, the FASB issued guidance updating the disclosure requirements for fair value measurement and the fair value hierarchy. Primarily, the guidance added or modified certain disclosures regarding Level 3 fair value measurements and removed certain disclosures involving transfers between Level 1 and Level 2 of the fair value hierarchy. Historically, the Fund has not had any Level 3 fair value measurements and has not had any transfers between Level 1 and Level 2 on the fair value hierarchy. The update is effective beginning after December 15, 2019, although early adoption is permitted. The Fund adopted this guidance for the year ended December 31, 2020 with no significant impact.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At December 31, 2020
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$8,169,982	$—	$8,169,982
Net open future options contracts*	150,900	—	150,900
Net unrealized gain (loss) on open forward currency contracts*	—	(17,929)	(17,929)
Cash and cash equivalents:
Money market funds	1,413,139	—	1,413,139
Investment in securities:
U.S. Treasury securities*	12,228,514	—	12,228,514
Asset backed securities*	—	8,224,234	8,224,234
Commercial paper*	—	21,596,100	21,596,100
Corporate notes*	—	77,788,438	77,788,438
Exchange membership	—	51,000	51,000
Total	$21,962,535	$107,641,843	$129,604,378

At December 31, 2019
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$187,200	$—	$187,200
Net unrealized gain (loss) on open forward currency contracts*	—	(189,715)	(189,715)
Cash and cash equivalents:
Money market funds	4,326,784	—	4,326,784
Investment in SMFSF	22,738,951	—	22,738,951
Investment in securities:
U.S. Treasury securities*	26,617,666	—	26,617,666
Asset backed securities*	—	10,690,783	10,690,783
Commercial paper*	—	32,964,810	32,964,810
Corporate notes*	—	92,279,322	92,279,322
Exchange membership	—	62,500	62,500
Total	$53,870,601	$135,807,700	$189,678,301

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at December 31, 2020 and 2019, or during the three years ended December 31, 2020.

In addition to the financial instruments listed above, substantially all the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At December 31, 2020 and 2019, the Fund’s derivative contracts had the following impact on the statements of financial condition:

December 31, 2020	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts: Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$2,470,055	$(407,283)	$2,062,772
Currencies	361,197	(142,419)	218,778
Energy	744,460	(281,566)	462,894
Equity indices	3,161,199	(432,535)	2,728,664
Interest rate instruments	1,141,875	(567,745)	574,130
Metals	8,252,934	(6,130,593)	2,122,341
Single stock futures	403	—	403
Net unrealized gain (loss) on open futures contracts	$16,132,123	$(7,962,141)	$8,169,982

Net open future options contracts
Equity indices	$264,100	$(113,200)	$150,900

Net unrealized gain (loss) on open forward currency contracts	$3,468,798	$(3,486,727)	$(17,929)

At December 31, 2020, there were 15,961 open futures contracts, 476 open futures options contracts and 4,292 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2020 were:

At December 31, 2020	Net Amount of Liabilities in the	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank, AG	$635,784	$—	$—	$635,784
Deutsche Bank Securities, Inc.	1,914,073	—	—	1,914,073
JP Morgan Securities, LLC	128,687	—	—	128,687
SG Americas Securities, LLC	5,624,409	—	—	5,624,409
Total	$8,302,953	$—	$—	$8,302,953

December 31, 2019	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$495,307	$(763,833)	$(268,526)
Currencies	1,281,520	(1,332,436)	(50,916)
Energy	1,418,955	(273,239)	1,145,716
Equity indices	1,802,335	(696,431)	1,105,904
Interest rate instruments	355,541	(2,609,761)	(2,254,220)
Metals	9,213,100	(8,856,300)	356,800
Single stock futures	188,986	(36,544)	152,442
Net unrealized gain (loss) on open futures contracts	$14,755,744	$(14,568,544)	$187,200

Net unrealized gain (loss) on open forward currency contracts	$1,810,575	$(2,000,290)	$(189,715)

At December 31, 2019, there were 24,843 open futures contracts and 4,249 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2019 were:

At December 31, 2019	Net Amount of Assets	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank, AG	$(173,480)	$—	$—	$(173,480)
Deutsche Bank Securities, Inc.	(223,065)	—	—	(223,065)
JP Morgan Securities, LLC	548,538	—	—	548,538
SG Americas Securities, LLC	(165,943)	—	—	(165,943)
Societe Generale International Limited	11,435	—	—	11,435
Total	$(2,515)	$—	$—	$(2,515)

For the years ended December 31, 2020, 2019 and 2018, the Fund’s futures and forwards contracts had the following impact on the statements of operations:

	2020		2019
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(1,585,826)	$2,331,298	$(2,676,743)	$(1,144,375)
Currencies	(2,732,086)	269,693	(475,972)	161,853
Energy	7,186,515	(682,821)	(8,168,871)	582,233
Equity indices	(27,524,737)	1,622,759	9,018,161	1,474,506
Interest rate instruments	12,327,898	2,828,350	23,349,604	(3,969,669)
Metals	3,809,617	1,765,542	(380,443)	797,346
Single stock futures	527,148	(152,039)	274,580	137,194
Total futures contracts	(7,991,471)	7,982,782	20,940,316	(1,960,912)

Future options contracts
Equity indices	—	(157,775)	—	—
Interest rate instruments	446,632	—	—	—
Total future options contracts	446,632	(157,775)	—	—

Forward currency contracts	(4,113,043)	171,786	680,518	(344,773)

Total futures and forward currency	$(11,657,882)	$7,996,793	$21,620,834	$(2,305,685)

	2018
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(2,561,835)	$(89,298)
Currencies	(788,025)	(912,945)
Energy	14,523,103	(3,362,912)
Equity indices	(4,387,205)	(2,541,388)
Interest rate instruments	1,473,055	3,062,855
Metals	1,917,247	(2,919,410)
Single stock futures	(102,236)	(19,207)
Total futures contracts	10,074,104	(6,782,305)

Forward currency contracts	(1,375,239)	(1,747,458)

Total futures and forward currency	$8,698,865	$(8,529,763)

For the years ended December 31, 2020, 2019 and 2018, the number of futures contracts closed was 558,733, 988,640 and 1,846,304, respectively, the number of futures options contracts closed was 3,700, 0 and 0, respectively and the number of forward currency contracts closed was 353,527, 1,141,483 and 449,669, respectively.

4.	General Partner

At December 31, 2020, 2019 and 2018, and for the years then ended, the General Partner did not maintain a capital balance in the Fund.

The following fees are paid to the General Partner:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, A3, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, A3, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

▪	Administrative Fee – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the Fund, payable in arrears to the General Partner. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

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

The Fund has advisory agreements with various trading advisors, pursuant to which the Fund incurs a monthly advisor management fee that ranges from 0% to 3% per annum of allocated net assets (as defined in each respective advisory agreement as the amount of Fund assets deposited in the account maintained with the broker plus any notional funds which may be allocated to the Trading Advisor, which, in aggregate, is typically greater than the Fund's net assets), paid monthly or quarterly in arrears. Additionally, the Fund incurs advisor incentive fees, payable quarterly in arrears, ranging from 0% to 30% of net new trading profits (as defined in each respective advisory agreement).

Principal Global Investors, LLC serves as the cash manager for the Fund (the “Cash Manager”). The Fund incurs monthly fees, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.15% and 1/12th of 0.11% of the investments in securities and certificates of deposit as of the period ended December 31, 2020 and 2019, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At December 31, 2020 and 2019, the Fund had assets totaling $52,822,150 and $64,812,057, respectively, with brokers and margin deposit requirements of $31,615,705 and $40,682,048, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A, A2, A3, B and R units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, A2, A3, B, I or R interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At December 31, 2020 and 2019, the Fund received advance subscriptions of $33,000 and $266,000, respectively, which were recognized as subscriptions to the Fund subsequent to period-end.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.

The following table presents the exposure at December 31, 2020.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners' Capital (Net Asset Value)
United States	$12,228,514	$8,398,447	$70,749,507	$8,224,234	$99,600,702	57.76%
Canada	—	2,399,177	—	—	2,399,177	1.39%
Ireland	—	2,399,845	—	—	2,399,845	1.39%
United Kingdom	—	2,399,851	—	—	2,399,851	1.39%
Hong Kong	—	—	4,000,771	—	4,000,771	2.32%
Sweden	—	1,199,597	—	—	1,199,597	0.70%
Finland	—	—	3,038,160	—	3,038,160	1.76%
Australia	—	3,599,443	—	—	3,599,443	2.09%
Singapore	—	1,199,740	—	—	1,199,740	0.70%
Total	$12,228,514	$21,596,100	$77,788,438	$8,224,234	$119,837,286	69.50%

The following table presents the exposure at December 31, 2019.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners' Capital (Net Asset Value)
United States	$26,617,666	$18,976,795	$74,454,771	$10,690,783	$130,740,015	52.66%
Denmark	—	—	5,539,634	—	5,539,634	2.23%
Canada	—	5,495,622	—	—	5,495,622	2.22%
Ireland	—	1,499,431	3,514,824	—	5,014,255	2.02%
United Kingdom	—	4,198,103	—	—	4,198,103	1.69%
Hong Kong	—	—	4,003,233	—	4,003,233	1.61%
Luxumbourg	—	—	2,259,476	—	2,259,476	0.91%
Netherlands	—	—	2,507,384	—	2,507,384	1.01%
Norway	—	1,496,596	—	—	1,496,596	0.60%
Japan	—	1,298,263	—	—	1,298,263	0.52%
Total	$26,617,666	$32,964,810	$92,279,322	$10,690,783	$162,552,581	65.47%

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

The following information presents per unit operating performance data and other ratios for the years ended December 31, 2020, 2019 and 2018, assuming the unit was outstanding throughout the entire year:

	2020
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,002.39	$1,034.04	$1,005.25	$6,268.44	$1,043.79	$1,042.42

Net realized and change in unrealized gain (loss) on investments(1)	(24.30)	(4.76)	(5.17)	(35.27)	(9.60)	(5.02)
Net investment income (loss)(1)	(159.14)	(28.83)	(28.93)	(144.25)	(10.70)	(22.82)
Total income (loss) from operations	(183.44)	(33.59)	(34.10)	(179.52)	(20.30)	(27.84)

Net asset value per unit, end of period	$3,818.95	$1,000.45	$971.15	$6,088.92	$1,023.49	$1,014.58

Total return	(4.58)%	(3.25)%	(3.39)%	(2.86)%	(1.94)%	(2.67)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation(2)	5.64%	4.30%	4.29%	3.81%	3.02%	3.71%
General Partner 1% allocation	(0.06)%	(0.03)%	(0.04)%	(0.05)%	(0.17)%	(0.05)%
Net total expenses	5.58%	4.27%	4.25%	3.76%	2.85%	3.66%

Net investment income (loss)(2) (3)	(4.41)%	(3.07)%	(3.10)%	(2.56)%	(1.41)%	(2.45)%

	2019
	Class A	Class A2	Class A3††	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per Unit, beginning of period	$3,911.85	$996.71	$1,000.00	$6,018.20	$992.59	$998.83

Net realized and change in unrealized gain (loss) on investments(1)	256.20	63.88	12.50	397.19	66.35	65.24
Net investment income (loss)(1)	(165.66)	(26.55)	(7.25)	(146.95)	(15.15)	(21.65)
Total income (loss) from operations	90.54	37.33	5.25	250.24	51.20	43.59

Net asset value per unit, end of period	$4,002.39	$1,034.04	$1,005.25	$6,268.44	$1,043.79	$1,042.42

Total return	2.31%	3.75%	0.53%	4.16%	5.16%	4.36%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation(2)	6.87%	5.58%	2.70%	5.06%	4.14%	4.82%
General Partner 1% allocation	0.02%	0.05%	(0.03%)	0.04%	0.04%	0.04%
Net total expenses	6.89%	5.63%	2.67%	5.10%	4.18%	4.86%

Net investment income (loss)(2) (3)	(4.13)%	(2.51)%	(0.78)%	(2.33)%	(1.45)%	(2.06)%

F-29

	2018
	Class A	Class A2†	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per Unit, beginning of period	$4,146.91	$1,000.00	$6,266.93	$1,023.37	$1,038.05

Net realized and change in unrealized gain (loss) on investments(1)	(84.38)	(1.80)	(129.61)	(21.82)	(21.91)
Net investment income (loss)(1)	(150.68)	(1.49)	(119.12)	(8.96)	(17.31)
Total gain (loss) from operations	(235.06)	(3.29)	(248.73)	(30.78)	(39.22)

Net asset value per unit, end of period	$3,911.85	$996.71	$6,018.20	$992.59	$998.83

Total return	(5.67)%	(0.33)%	(3.97)%	(3.01)%	(3.78)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation(2)	5.62%	0.54%	3.81%	2.76%	3.60%
General Partner 1% allocation	(0.06)%	0.00%	(0.04)%	(0.03)%	(0.04)%
Net total expenses	5.56%	0.54%	3.77%	2.73%	3.56%

Net investment income (loss)(2) (3)	(3.78)%	(0.15)%	(1.97)%	(0.92)%	(1.73)%

† Class A2 Units were introduced in December 2018. Total return for 2018 is for the period from introduction to year end and is not annualized.

†† Class A3 Units were introduced in July 2019. Total return for 2019 is for the period from introduction to year end and is not annualized.

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

After year end, there were $169,000 of contributions and $6,246,025 of redemptions from the Fund.

