Form 10-Q
period 2021-03-31
FUTURES PORTFOLIO FUND L.P.
filed 2021-05-17
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Statements of Financial Condition

March 31, 2021 (unaudited) and December 31, 2020

	March 31,
	2021	December 31,
	(Unaudited)	2020
Assets
Equity in broker trading accounts
Cash	$40,788,575	$44,519,197
Net unrealized gain (loss) on open futures contracts	819,764	8,169,982
Net open futures options contracts (net premium paid $0 and $308,675)	—	150,900
Net unrealized gain (loss) on open forward currency contracts	510,294	(17,929)
Net unrealized gain (loss) on swap contracts	97	—
Total equity in broker trading accounts	42,118,730	52,822,150
Cash and cash equivalents	8,632,899	6,050,682
Investment in private investment company, at fair value (cost$ 4,166,667 and $0)	3,986,132	—
Investment in securities, at fair value (cost $114,155,430 and $119,021,021)	114,711,526	119,837,286
General Partner 1% allocation receivable	—	119,874
Exchange membership, at fair value (cost $189,000 and $189,000)	46,000	51,000
Total assets	$169,495,287	$178,880,992

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$255,835	$254,786
Trading Advisor incentive fees payable	304,999	—
Commissions and other trading fees payable on open contracts	25,288	30,761
Cash Managers fees payable	34,881	36,558
General Partner management and performance fees payable	210,467	223,028
General Partner 1% allocation payable	17,380	—
Selling Agent payable - General Partner	192,789	205,514
Broker dealer servicing fees payable - General Partner	7,439	7,784
Administrative fee payable - General Partner	62,444	66,263
Dividend and interest payable	2,510	—
Redemption payable	5,191,505	5,585,666
Subscriptions received in advance	300,000	33,000
Total liabilities	6,605,537	6,443,360

Partners’ Capital (Net Asset Value)
Class A Interests – 28,924.7788 and 31,093.6904 units outstanding at March 31, 2021 and December 31, 2020, respectively	111,465,264	118,745,248
Class A2 Interests – 340.7057 and 523.0963 units outstanding at March 31, 2021 and December 31, 2020, respectively	345,152	523,333
Class A3 Interests – 38.0000 and 86.0607 units outstanding at March 31, 2021 and December 31, 2020, respectively	37,354	83,577
Class B Interests – 7,037.5313 and 7,397.6585 units outstanding at March 31, 2021 and December 31, 2020, respectively	43,433,557	45,043,756
Class I Interests – 256.4767 and 256.4767 units outstanding at March 31, 2021 and December 31, 2020, respectively	266,696	262,500
Class R Interests – 7,135.6299 and 7,667.4336 units outstanding at March 31, 2021 and December 31, 2020, respectively	7,341,727	7,779,218
Total partners’ capital (net asset value)	162,889,750	172,437,632

Total liabilities and partners’ capital (net asset value)	$169,495,287	$178,880,992

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

March 31, 2021 (Unaudited)

					% of Partners’
					Capital (Net
		Description		Fair Value	Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield [1]
$6,000,000	10/31/21	U.S. Treasury	2.00%	$6,117,887	3.76%
6,000,000	1/31/22	U.S. Treasury	1.38%	6,078,362	3.73%
Total U.S. Treasury securities (cost: $12,264,375)				12,196,249	7.49%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield [1]
Diversified financial services
$1,200,000	5/3/21	DCAT, LLC	0.15%	1,199,840	0.73%
1,200,000	4/27/21	Gotham Funding Corporation	0.12%	1,199,896	0.73%
1,200,000	4/5/21	Manhattan Asset Funding Company LLC	0.10%	1,199,984	0.74%
Energy
1,200,000	4/13/21	ONE Gas, Inc.	0.13%	1,199,944	0.74%
Healthcare
1,200,000	4/21/21	UnitedHealth Group Incorporated	0.12%	1,199,913	0.74%
Manufacturing
1,200,000	4/6/21	Sheffield Receivables Company LLC	0.12%	1,199,977	0.74%
Water
1,200,000	4/5/21	American Water Capital Corp.	0.10%	1,199,984	0.74%
Total U.S. commercial paper (cost: $8,398,358)				8,399,538	5.16%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2021 (Unaudited)

					% of Partners’
					Capital (Net
		Description		Fair Value	Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield [1]
Banks
$1,200,000	4/22/21	DBS Bank Ltd.	0.11%	$1,199,923	0.74%
1,200,000	4/23/21	KfW	0.10%	1,199,927	0.74%
1,200,000	5/10/21	National Bank of Canada	0.14%	1,199,818	0.73%
1,200,000	4/20/21	Nordea Bank Abp	0.14%	1,199,905	0.74%
1,200,000	6/16/21	Skandinaviska Enskilda Banken AB (publ.)	0.00%	1,199,620	0.73%
1,200,000	6/2/21	United Overseas Bank Limited	0.10%	1,199,793	0.73%
1,200,000	4/12/21	Westpac Banking Corporation	0.15%	1,199,941	0.74%
Chemicals
1,200,000	5/25/21	BASF SE	0.18%	1,199,676	0.73%
Diversified financial services
1,200,000	4/7/21	Nieuw Amsterdam Receivables Corporation B.V.	0.12%	1,199,972	0.74%
Energy
1,200,000	4/28/21	Total Capital Canada Ltd.	0.14%	1,199,874	0.74%
Insurance
1,200,000	4/7/21	Prudential plc	0.06%	1,199,986	0.74%
Total foreign commercial paper (cost: $13,196,500)				13,198,435	8.10%
Total commercial paper (cost: $21,594,858)				21,597,973	13.26%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield [1]
Aerospace
$4,000,000	5/1/22	Boeing Company	2.70%	4,130,256	2.54%
1,600,000	8/16/23	Raytheon Technologies Corporation	3.65%	1,716,198	1.05%
Agriculture
4,850,000	5/5/21	Altria Group, Inc.	4.75%	4,961,569	3.05%
Banks
4,000,000	5/5/23	Credit Suisse AG, New York Branch	1.00%	4,035,742	2.48%
5,000,000	4/25/23	JPMorgan Chase & Co.	2.78%	5,178,222	3.18%
4,000,000	5/17/22	SunTrust Bank	2.80%	4,146,545	2.55%
4,250,000	1/24/24	Wells Fargo & Company	3.75%	4,625,701	2.84%
Diversified financial services
4,000,000	1/8/24	Athene Global Funding	0.95%	4,009,209	2.46%
4,250,000	4/26/22	Goldman Sachs Group, Inc.	3.00%	4,310,200	2.65%
600,000	12/7/23	The Bank of New York Mellon Corporation	0.35%	599,868	0.37%
Equipment
3,500,000	4/24/23	Micron Technology, Inc.	2.50%	3,669,035	2.25%
Food
2,000,000	4/16/21	General Mills, Inc.	3.20%	2,031,105	1.25%
Healthcare
3,000,000	6/1/21	CVS Health Corporation	2.13%	3,024,700	1.86%
Pharmaceuticals
3,500,000	6/25/21	Bayer US Finance II LLC	0.83%	3,502,879	2.15%
4,000,000	5/16/22	Bristol-Myers Squibb Company	2.60%	4,136,084	2.54%
3,500,000	2/1/23	Zoetis Inc.	3.25%	3,667,323	2.25%
Telecommunications
4,000,000	2/9/22	Apple Inc.	2.50%	4,083,952	2.51%
3,500,000	6/30/22	AT&T Inc.	3.00%	3,624,272	2.22%
Total U.S. corporate notes (cost: $64,852,871)				65,452,860	40.20%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2021 (Unaudited)

					% of Partners’
					Capital (Net
		Description		Fair Value	Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield [1]
Banks
$3,000,000	6/9/23	Nordea Bank Abp	1.00%	$3,035,526	1.86%
Insurance
4,000,000	9/20/21	AIA Group Limited	0.71%	4,004,273	2.46%
Total foreign corporate notes (cost: $6,996,910)				7,039,799	4.32%
Total corporate notes (cost: $71,849,781)				72,492,659	44.52%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield [1]
Automotive
$190,733	1/18/23	Americredit Automobile Receivables Trust 2019-3	2.17%	191,248	0.12%
371,000	8/15/28	Ford Credit Auto Owner Trust 2017-Rev1	2.62%	378,828	0.23%
203,062	6/20/22	Honda Auto Receivables 2019-4 Owner Trust	1.86%	203,830	0.13%
108,504	5/15/23	Santander Drive Auto Receivables Trust 2020-2	0.62%	108,597	0.07%
146,319	4/20/22	Santander Retail Auto Lease Trust 2019-B	2.29%	146,731	0.09%
700,000	3/20/25	TESLA 2021-A A2	0.36%	699,874	0.43%
276,922	4/20/22	Tesla Auto Lease Trust 2019-A	2.13%	279,172	0.17%
111,316	8/15/23	World Omni Select Auto Trust 2019-A	2.06%	111,704	0.07%
427,860	12/15/23	World Omni Auto Receivables Trust 2020-C	0.35%	428,219	0.26%
462,811	6/17/24	World Omni Select Auto Trust 2020-A	0.47%	463,289	0.27%
Credit cards
575,000	9/15/21	American Express Credit Account Master Trust 2018 - 8	3.18%	583,615	0.36%
250,000	9/15/24	Synchrony Card Issuance Trust, Series 2018-1	3.38%	253,915	0.16%
250,000	5/15/24	Synchrony Credit Card Master Note Trust 2016-2	2.21%	250,848	0.15%
Equipment
600,000	10/22/24	Dell Equipment Finance Trust 2019-2	1.91%	607,204	0.37%
604,470	6/22/22	Dell Equipment Finance Trust 2020-1	2.26%	610,155	0.37%
546,293	6/15/22	GreatAmerica Leasing Receivables Funding, LLC	1.76%	549,543	0.34%
775,000	7/22/30	HPEFS Equipment Trust 2020-2	0.69%	777,083	0.48%
1,000,000	3/20/31	HPEFS Equipment Trust 2021-1	0.27%	1,000,060	0.61%
383,907	4/20/23	Verizon Owner Trust 2018-A	3.23%	388,447	0.24%
375,000	7/22/24	Verizon Owner Trust 2020-A	1.85%	382,573	0.23%
Student loans
9,704	11/25/27	SLM Student Loan Trust 2011-2	0.71%	9,710	0.01%
Total U.S. asset backed securities (cost: $8,446,416)				8,424,645	5.16%
Total investments in securities (cost: $114,155,430)				$114,711,526	70.43%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
March 31, 2021 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS Long U.S. Futures Contracts
Agricultural commodities	$582,708	0.36%
Currencies	(80,825)	(0.05)%
Energy	(578,310)	(0.36)%
Equity indices	291,641	0.18%
Interest rate instruments	(707,270)	(0.43)%
Metals[2]	2,123,542	1.30%
Net unrealized gain (loss) on open long U.S. futures contracts	1,631,486	1.00%

Short U.S. Futures Contracts
Agricultural commodities	(16,676)	(0.01)%
Currencies	98,276	0.06%
Energy	41,253	0.03%
Equity indices	122,583	0.08%
Interest rate instruments	468,909	0.29%
Metals[2]	(1,846,380)	(1.14)%
Net unrealized gain (loss) on open short U.S. futures contracts	(1,132,035)	(0.69)%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	499,451	0.31%

Long Foreign Futures Contracts
Agricultural commodities	(31,070)	(0.02)%
Currencies	33,094	0.02%
Energy	257,619	0.16%
Equity indices	550,635	0.34%
Interest rate instruments	(351,726)	(0.22)%
Metals	343	0.00%
Net unrealized gain (loss) on open long foreign futures contracts	458,895	0.28%

Short Foreign Futures Contracts
Agricultural commodities	(1,614)	0.00%
Currencies	27,410	0.02%
Equity indices	(242,218)	(0.15)%
Interest rate instruments	80,351	0.05%
Metals	(2,511)	0.00%
Net unrealized gain (loss) on open short foreign futures contracts	(138,582)	(0.08)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	320,313	0.20%

Net unrealized gain (loss) on open futures contracts	$819,764	0.51%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
March 31, 2021 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FORWARD CURRENCY CONTRACTS U.S. Forward Currency Contracts
Long[2]	$(2,463,374)	(1.51)%
Short[2]	2,779,594	1.71%
Net unrealized gain (loss) on open U.S. forward currency contracts	316,220	0.20%

Foreign Forward Currency Contracts
Long	179,930	0.11%
Short	14,144	0.01%
Net unrealized gain (loss) on open foreign forward currency contracts	194,074	0.12%

Net unrealized gain (loss) on open forward currency contracts	$510,294	0.32%

TOTAL RETURNS SWAP CONTRACTS
Long	$97	0.00%
INVESTMENT IN PRIVATE INVESTMENT COMPANY [3]
Investment in private investment company (cost :$4,166,667)	3,986,132	2.45%

1 Represents the annualized yield at date of purchase for discount securities or the stated coupon rate for coupon-bearing securities.

2 No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

3 Private investment company is managed by a Commodity Trading Advisor (“CTA”) that trades global commodities markets primarily through futures contracts. The CTA is paid a management fee of up to 1.00% and a 20% share of the trading profits. The Fund may redeem any portion of its investment on a daily basis. Any requested redemption will be satisfied within two days. There are no restrictions on liquidity for the Fund.

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments
December 31, 2020

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$6,000,000	10/31/21	U.S. Treasury	2.00%	$6,113,365	3.55%
6,000,000	1/31/22	U.S. Treasury	1.38%	6,115,149	3.55%
Total U.S. Treasury securities (cost: $12,320,011)				12,228,514	7.10%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,200,000	1/21/21	Mitsubishi UFJ Trust & Banking Corporation (U.S.A.)	0.19%	1,199,867	0.70%
1,200,000	2/8/21	Mizuho Bank Ltd. , New York Branch	0.20%	1,199,734	0.69%
1,200,000	2/3/21	United Overseas Bank Limited	0.17%	1,199,802	0.70%
Diversified financial services
1,200,000	2/1/21	DCAT, LLC	0.15%	1,199,845	0.70%
1,200,000	2/5/21	Manhattan Asset Funding Company LLC	0.18%	1,199,790	0.70%
Manufacturing
1,200,000	3/2/21	Koch Industries, Inc.	0.18%	1,199,640	0.69%
1,200,000	2/3/21	Sheffield Receivables Company LLC’	0.20%	1,199,769	0.69%
Total U.S. commercial paper (cost: $8,397,259)				8,398,447	4.87%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
December 31, 2020

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,200,000	1/2/20	Nationwide Building Society	0.14%	$1,199,977	0.70%
Banks
1,200,000	2/11/21	DNB Bank ASA	0.19%	1,199,740	0.69%
1,200,000	2/23/21	Commonwealth Bank of America	0.22%	1,199,611	0.69%
1,200,000	1/21/21	National Australia Bank Limited	0.16%	1,199,887	0.70%
1,200,000	3/1/21	Skandinaviska Enskida Banken AB(publ.)	0.20%	1,199,597	0.69%
1,200,000	1/22/21	Standard Chartered Bank	0.17%	1,199,874	0.70%
1,200,000	3/24/21	The Toronto- Domomion Bank	0.25%	1,199,303	0.69%
1,200,000	1/12/21	Westpac Banking Corporation	0.14%	1,199,945	0.70%
Diversified financial services
1,200,000	1/19/21	Anglesea Funding Plc	0.19%	1,199,880	0.70%
1,200,000	1/8/21	Longship Funding Designated Activity Company	0.13%	1,199,965	0.70%
Energy
1,200,000	1/28/21	Total Capital Canada Ltd.	0.14%	1,199,874	0.69%
Telecommunications
Total foreign commercial paper (cost: $13,195,645)				13,197,653	7.65%
Total commercial paper (cost: $21,592,904)				21,596,100	12.52%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$4,000,000	5/1/22	Boeing Company	2.70%	4,115,948	2.39%
600,000	8/16/23	Raytheon Technologies Corporation	3.65%	654,625	0.38%
Agriculture
4,850,000	5/5/21	Altria Group, Inc.	4.75%	4,955,274	2.87%
Banks
4,000,000	5/5/23	Credit Suisse AG, New York Branch	1.00%	4,069,774	2.36%
3,000,000	4/25/23	JPMorgan Chase & Co.	2.78%	5,187,922	3.01%
4,000,000	5/17/22	SunTrust Bank	2.80%	4,144,297	2.40%
4,750,000	1/15/21	Wells Fargo Bank, National Association	2.60%	4,806,985	2.79%
Diversified financial services
4,250,000	4/26/22	Goldman Sachs Group, Inc.	3.00%	4,308,632	2.50%
600,000	12/7/23	The Bank of New York Mellon Corporation	0.35%	600,814	0.35%
Energy
4,850,000	2/15/21	Enterprise Products Operating LLC	2.80%	4,907,287	2.85%
Equipment
3,500,000	4/24/23	Micron Technology, Inc.	2.50%	3,667,014	2.13%
Food
2,000,000	4/16/21	General Mills, Inc.	3.20%	2,029,905	1.18%
Healthcare
5,000,000	9/17/21	Cigna Corporation	3.40%	5,157,401	2.99%
3,000,000	6/1/21	CVS Health Corporation	2.13%	3,024,078	1.75%
Pharmaceuticals
3,500,000	6/25/21	Bayer US Finance II LLC	0.88%	3,507,152	2.03%
4,000,000	5/16/22	Bristol-Myers Squibb Company	2.60%	4,127,928	2.39%
3,500,000	2/1/23	Zoetis Inc.	3.25%	3,731,114	2.16%
Telecommunications
4,000,000	2/9/22	Apple Inc.	2.50%	4,132,312	2.40%
3,500,000	6/30/22	AT&T Inc.	3.00%	3,621,045	2.10%
Total U.S. corporate notes (cost: $69,880,261)				70,749,507	41.03%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
December 31, 2020

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$3,000,000	6/9/23	Nordea Bank Abp	1.00%	$3,038,160	1.76%
Insurance
4,000,000	9/20/21	AIA Group Limited	0.76%	4,000,771	2.32%
Total foreign corporate notes (cost: $6,996,909)				7,038,931	4.08%
Total corporate notes (cost: $76,877,170)				77,788,438	45.11%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$33,644	9/19/22	Americredit Automobile Receivales Trust 2019-2	2.43%	33,725	0.02%
440,163	1/18/23	Americredit Automobile Receivables Trust 2019-3	2.17%	442,057	0.26%
86,991	7/20/21	BMW Vehicle Lease Trust 2018-1	3.26%	87,186	0.05%
400,000	7/15/22	Carmax Auto Owner Trust 2016-4	2.26%	400,607	0.23%
353,042	6/20/22	Honda Auto Receivables 2019-4 Owner Trust	1.86%	355,128	0.21%
248,998	4/20/22	Santander Drive Auto Receivables Trust 2019-B	2.29%	250,474	0.15%
186,940	5/15/23	Santander Drive Auto Receivables Trust 2020-2	0.62%	186,689	0.11%
354,181	4/20/22	Tesla Auto Lease Trust 2019-A	2.13%	358,011	0.21%
199,302	8/15/23	World Omni Selecgt Auto Trust 2019-A	2.06%	200,366	0.12%
450,000	12/15/23	World Omni Auto Receivables Trust 2020-C	0.35%	450,177	0.26%
562,000	6/17/24	World Omni Auto Receivables Trust 2020-A	0.47%	563,057	0.33%
Credit cards
575,000	4/15/24	American Express Credit Account Master Trust 2018-8	3.18%	587,735	0.34%
250,000	5/15/24	Synchrony Credit Card Master Note Trust 2016-2	2.21%	251,619	0.15%
Equipment
600,000	10/22/24	Dell Equipment Finance Trust 2019-2	1.91%	610,611	0.35%
826,000	6/22/22	Dell Equipment Finance Trust 2020-1	2.26%	836,041	0.48%
84,761	5/20/22	DLL 2019-2 LLC	2.27%	85,024	0.04%
752,245	6/15/22	GreatAmerica Leasing Receivables Funding LLC	1.76%	757,972	0.44%
775,000	7/22/30	HPEFS EquipmentTrust 2020-2	0.69%	777,815	0.45%
585,609	4/20/23	Verizon Owner Trust 2018-A	3.23%	593,710	0.34%
375,000	7/22/24	Verizon Owner Trust 2020-A	1.85%	383,342	0.22%
Student loans
12,900	11/25/27	SLM Student Loan Trust 2011-2	0.75%	12,888	0.01%
Total U.S. asset backed securities (cost: $8,230,936)				8,224,834	4.77%
Total investments in securities (cost: $119,021,021)				$119,837,286	69.50%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
December 31, 2020

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$2,135,596	1.24%
Currencies	185,459	0.11%
Energy	247,270	0.14%
Equity indices	1,377,249	0.80%
Interest rate instruments	176,792	0.10%
Metals	7,267,230	4.21%
Net unrealized gain (loss) on open long U.S. futures contracts	11,389,596	6.60%

Short U.S. Futures Contracts
Agricultural commodities	(341,526)	(0.20)%
Currencies	(16,365)	(0.01)%
Energy	35,440	0.02%
Equity indices	(230,173)	(0.13)%
Interest rate instruments	(128,860)	(0.07)%
Metals	(5,147,830)	(2.99)%
Net unrealized gain (loss) on open short U.S. futures contracts	(5,829,315)	(3.38)%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	5,560,281	3.22%

Long Foreign Futures Contracts
Agricultural commodities	270,069	0.16%
Currencies	(7,733)	0.00%
Energy	251,686	0.15%
Equity indices	14,770,692	0.86%
Interest rate instruments	466,173	0.27%
Metals	2,942	0.00%
Single stock futures	403	0.00%
Net unrealized gain (loss) on open long foreign futures contracts	2,460,632	1.44%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
December 31, 2020

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS (continued)
Short Foreign Futures Contracts
Agricultural commodities	$(1,367)	0.00%
Currencies	57,417	0.03%
Energy	(71,502)	(0.04)%
Equity indices	104,496	0.06%
Interest rate instruments	60,025	0.03%
Net unrealized gain (loss) on open short foreign futures contracts	149,069	0.08%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	2,609,701	1.52%

Net unrealized gain (loss) on open futures contracts	$8,169,982	4.74%

OPEN FUTURE OPTIONS CONTRACTS
Long U.S. Future Options Contracts
Equity Indices (premium paid $588,413)	$264,100	0.15%

Short U.S. Future Options Contracts
Equity Indices (premium paid $279,738)
	(113,200)	(0.07)%
Net unrealized gain (loss) on open futures options contracts	$150,900	0.08%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long[2]	$2,003,451	1.16%
Short[2]	(2,376,232)	(1.38)%
Net unrealized gain (loss) on open U.S. forward currency contracts	(372,781)	(0.22)%

Foreign Forward Currency Contracts
Long	189,777	0.11%
Short	165,075	0.10%
Net unrealized gain (loss) on open foreign forward currency contracts	354,852	0.21%

Net unrealized gain (loss) on open forward currency contracts	$(17,929)	(0.01)%

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

Futures Portfolio Fund, Limited Partnership

Statements of Operations

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures, swaps and forward contracts	$11,273,818	$(27,101,585)
Investments in SMFSF	—	(2,753,150)
Investments in securities	263,047	278,233
Net change in unrealized gain (loss) on:
Futures, swaps and forward contracts	(6,664,122)	6,092,379
Investments in SMFSF	—	2,882,001
Investment in private investment company	(180,535)	—
Investments in securities	(603,832)	(1,146,766)
Exchange membership	(5,000)	17,500
Brokerage commissions and trading expenses	(269,129)	(529,032)
Net realized and change in unrealized gain (loss) on investments	3,814,247	(22,260,420)

Net Investment Income (Loss)
Income
Interest income (loss)	328,865	1,083,448

Expenses
Trading Advisor management fee	626,580	889,708
Trading Advisor incentive fee	304,999	213,562
Cash Manager fees	39,491	51,205
General Partner management and performance fees	636,442	875,437
Selling agent fees – General Partner	584,079	782,424
Broker dealer servicing fees – General Partner	22,340	32,098
General Partner 1% allocation	17,380	(242,554)
Administrative expenses – General Partner	191,153	234,010
Total expenses	2,422,464	2,835,890
Net investment income (loss)	(2,093,599)	(1,752,442)
Net Income (Loss)	$1,720,648	$(24,012,862)

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Operations (continued)

For the Three Months Ended March 31, 2021 and 2020

(unaudited)

	Three Months Ended March 31, 2021
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$34.68	$12.60	$11.86	$82.78	$16.36	$14.30
Net income (loss) per unit†	$32.59	$12.25	$12.67	$80.28	$16.36	$14.26

Weighted average number of units outstanding	30,085.4184	454.8693	62.0304	7,242.2796	256.4767	7,456.7224

	Three Months Ended March 31, 2020
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(413.29)	$(103.55)	$(101.01)	$(622.14)	$(101.38)	$(102.99)
Net income (loss) per unit†	$(398.49)	$(107.66)	$(101.00)	$(618.84)	$(101.38)	$(88.13)

Weighted average number of units outstanding	40,634.2480	597.4029	86.0607	10,583,8129	1,769.1082	11,556.0472

† (based on weighted average number of units outstanding during the period)

Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities
Net income (loss)	$1,720,648	$(24,012,862)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures and forwards trading	6,972,798	(6,092,379)
Net realized and change in unrealized (gain) loss on SMFSF, securities and certificates of deposit	521,320	739,682
Purchases of securities, private investment company and certificates of deposit	(83,697,426)	(156,019,995)
Proceeds from disposition of SMFSF, securities and certificates of deposit	84,315,734	187,974,570
Changes in
Exchange membership	5,000	(17,500)
Trading Advisor management fee payable	1,049	(115,005)
Trading Advisor incentive fee payable	304,999	(388,846)
Commissions and other trading fees payable on open contracts	(5,473)	(32,138)
Cash Manager fees payable	(1,677)	51,205
General Partner management and performance fees payable	(12,561)	(50,393)
General Partner 1% allocation receivable/payable	137,254	(323,031)
Selling agent fees payable – General Partner	(12,725)	(45,767)
Broker dealer servicing fees payable – General Partner	(345)	(1,338)
Administrative fee payable – General Partner	(3,819)	15,497
Dividend and interest payable	2,510	—
Net cash provided by operating activities	10,247,286	1,681,700

Cash flows from financing activities
Subscriptions	136,000	248,803
Subscriptions received in advance	300,000	121,911
Redemptions	(11,831,691)	(16,710,308)
Net cash used in financing activities	(11,395,691)	(16,339,594)

Net increase (decrease) in cash and cash equivalents	(1,148,405)	(14,657,894)
Cash and cash equivalents, beginning of period	50,569,879	69,988,877
Cash and cash equivalents, end of period	$49,421,474	$55,330,983

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$40,788,575	$37,373,064
Cash and cash equivalents not in broker trading accounts	8,632,899	17,957,919
Total end of period cash and cash equivalents	$49,421,474	$55,330,983

Supplemental disclosure of cash flow information
Prior period redemptions paid	$5,585,666	$4,780,643
Prior period subscriptions received in advance	$33,000	$266,000

Supplemental schedule of non-cash financing activities
Redemptions payable	$5,191,505	$4,442,475

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Three Months Ended March 31, 2021 and 2020

(Unaudited)

	Class A	Class A2	Class A3	Class B	Class I	Class R	Total
Three Months Ended
March 31, 2021
Balance at December 31, 2020	$118,745,248	$523,333	$83,577	$45,043,756	$262,500	$7,779,218	$172,437,632
Net income (loss)	1,006,946	6,418	939	593,906	4,196	108,243	1,720,648
Subscriptions	136,000	—	—	33,000	—	—	169,000
Redemptions	(8,297,140)	(184,599)	(47,162)	(2,362,895)	—	(545,734)	(11,437,530)
Transfers	(125,790)	—	—	125,790	—	—	—
Balance at March 31, 2021	$111,465,264	$345,152	$37,354	$43,433,557	$266,696	$7,341,727	$162,889,750

Three Months Ended
March 31, 2020
Balance at December 31, 2019	$166,191,101	$544,240	$86,512	$66,498,788	$1,846,574	$13,081,928	$248,249,143
Net income (loss)	(16,192,422)	(64,315)	(8,692)	(6,549,700)	(179,354)	(1,018,379)	(24,012,862)
Subscriptions	303,803	98,000	—	113,000	—	—	514,803
Redemptions	(9,387,547)	—	—	(4,207,077)	—	(2,777,516)	(16,372,140)
Transfers	(219,684)	—	—	219,684	—	—	—
Balance at March 31, 2020	$140,695,251	$577,925	$77,820	$56,074,695	$1,667,220	$9,286,033	$208,378,944

	Units

	Class A	Class A2	Class A3	Class B	Class I	Class R
Three Months Ended
March 31, 2021
Balance at December 31, 2020	31,093.6903	523.0963	86.0607	7,397.6586	256.4767	7,667.4336
Subscriptions	36.3455	—	—	5.4197	—	—
Redemptions	(2,171.6400)	(182.39)	(48.06)	(386.6001)	—	(531.8037)
Transfers	(33.6170)	—	—	21.0531	—	—
Balance at March 31, 2021	28,924.7788	340.7057	38.0000	7,037.5313	256.4767	7,135.6299

Three Months Ended
March 31, 2020
Balance at December 31, 2019	41,522.9804	526.3226	86.0607	10,608.5075	1,769.1082	12,549.5403
Subscriptions	78.0348	94.7737	—	18.1358	—	—
Redemptions	(2,342.9460)	—	—	(731.9210)	—	(2,664.7698)
Transfers	(57.3538)	—	—	36.5057	—	—
Balance at March 31, 2020	39,200.7154	621.0963	86.0607	9,931.228	1,769.1082	9,884.7705

	Net Asset Value per Unit

	Class A	Class A2	Class A3	Class B	Class I	Class R

March 31, 2021	$3,853.63	$1,013.05	$983.01	$6,171.70	$1,039.85	$1,028.88
December 31, 2020	3,818.95	1,000.45	971.15	6,088.92	1,023.49	1,014.58
March 31, 2020	3,589.10	930.49	904.24	5,646.30	942.41	939.43
December 31, 2019	4,002.39	1,034.04	1,005.25	6,268.44	1,043.79	1,042.42

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

Steben & Company, Inc. (“General Partner”), is the general partner of the Fund and a Maryland limited liability company registered with the CFTC as a commodity pool operator and is also registered with the SEC as a registered investment advisor. The General Partner is a member of the NFA. The General Partner manages all aspects of the Fund’s business and serves as one of the Fund’s selling agents.

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

At March 31, 2021, the Fund did not own any Class I shares of the Steben Managed Futures Strategy Fund (“SMFSF”), having fully liquidated its investment in January 2020. SMFSF was a non-diversified series of shares of beneficial interest of Steben Alternative Investment Funds (the “Trust”), a statutory trust organized under the laws of the State of Delaware and was registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end investment company.  SMFSF reorganized into shares of another mutual fund and is no longer operating so the Fund will make no further investments in SMFSF.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended March 31, 2021 and year ended December 31, 2020, there were no such transfers between levels.

A description of the valuation techniques applied to the Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows.

U.S. Treasury securities are recorded at fair value based on bid and ask quotes for identical instruments. Commercial paper, certificates of deposit, corporate notes, asset backed securities and the exchange membership are recorded at fair value based on bid and ask quotes for similar, but not identical, instruments. Accordingly, U.S. Treasury securities are classified within Level 1, and commercial paper, certificates of deposit, corporate notes, asset backed securities, swaps and exchange memberships are classified within Level 2.

The investment in a money market fund and futures contracts are valued using quoted market prices for identical assets in active markets and are classified within Level 1. The money market fund is included in cash and cash equivalents in the statements of financial condition. The fair values of forward currency contracts are based upon third-party quoted dealer values on the interbank market and are classified within Level 2. The Fund’s valuation policy for swaps is that fair value is based on the terms of the contracts (such as the notional amount and the contract maturity) and current market data and counterparty credit risk. Swaps are generally categorized as level 2 in the fair value hierarchy. The Fund’s investment in a private investment company is valued at net asset value as provided by the private fund’s administrator. This use of net asset value as the practical expedient to approximate fair value under ASC 820 is advisable due to the investment not having a readily determinable fair value. Investments measured at fair value using the new asset value practical expedient are not categorized in the fair value hierarchy.

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

Reclassification

Certain amounts reported in the 2020 financial statements may have been reclassified to conform to the 2021 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

New Accounting Pronouncements

There are no relevant new accounting pronouncements to note for this period.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At March 31, 2021
	Level 1	Level 2	Practical Expedient	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$819,764	$—	$—	$819,764
Net unrealized gain (loss) on open forward currency contracts*	—	510,294	—	510,294
Net unrealized gain (loss) on swap contracts*	—	97	—	97
Cash and cash equivalents:
Money market fund	1,584,834	—	—	1,584,834
Investment in private investment company	—	—	3,986,132	3,986,132
Investments in securities:
U.S. Treasury securities*	12,196,249	—	—	12,196,249
Asset backed securities*	—	8,424,645	—	8,424,645
Commercial paper*	—	21,597,973	—	21,597,973
Corporate notes*	—	72,492,659	—	72,492,659
Exchange membership	—	46,000	—	46,000
Total	$18,586,979	$103,071,668	$3,986,132	$121,658,550

*See the condensed schedule of investments for further description.

At December 31, 2020
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$8,169,982	$—	$8,169,982
Net open futures options contracts*	150,900	—	150,900
Net unrealized gain (loss) on open forward currency contracts*	—	(17,929)	(17,929)
Cash and cash equivalents:
Money market fund	1,413,139	—	1,413,139
Investments in securities:
U.S. Treasury securities*	12,228,514	—	12,228,514
Asset backed securities*	—	8,224,234	8,224,234
Commercial paper*	—	21,596,100	21,596,100
Corporate notes*	—	77,788,438	77,788,438
Exchange membership	—	51,000	51,000
Total	$21,962,535	$107,641,843	$129,604,378

*See the condensed schedule of investments for further description.

There were no Level 3 holdings at March 31, 2021 and December 31, 2020, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At March 31, 2021, the Fund’s derivative contracts had the following impact on the statement of financial condition:

March 31, 2021
	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$982,109	$(448,761)	$533,348
Currencies	339,413	(261,458)	77,955
Energy	449,122	(728,560)	(279,438)
Equity indices	1,187,033	(464,392)	722,641
Interest rate instruments	718,083	(1,227,819)	(509,736)
Metals	7,893,639	(7,618,645)	274,994
Net unrealized gain (loss) on open futures contracts	$11,569,399	$(10,749,635)	$819,764

Net unrealized gain (loss) on open forward currency contracts	$5,068,028	$(4,557,734)	$510,294

Net unrealized gain (loss) on swap contracts	$97	$—	$97

At March 31, 2021, there were 13,589 open futures contracts and 4,993 open forward currency contracts,

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at March 31, 2021 were:

	Net Amount of Assets in the Statements of	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank AG	$(360,312)	$—	$—	$(360,312)
Deutsche Bank Securities, Inc,	472,182	—	—	472,182
SG Americas Securities, LLC	1,218,188	—	—	1,218,188
Total	$1,330,058	$—	$—	$1,330,058

For the three months ended March 31, 2021, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended March 31, 2021
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$3,651,827	$(1,529,423)
Currencies	328,520	(140,822)
Energy	3,100,320	(742,333)
Equity indices	9,318,414	(2,006,169)
Interest rate instruments	(4,822,926)	(1,083,867)
Metals	1,434,908	(1,847,347)
Single stock futures	1,166	(257)
Total futures contracts	13,012,229	(7,350,218)

Forward currency contracts	(1,457,480)	528,224

Net open futures options contracts	(308,675)	157,775

Swap contracts	(2,403)	97

Total futures and forward currency contracts	$11,243,671	$(6,664,122)

For the three months ended March 31, 2021, the number of futures contracts closed was 109,653 and the number of forward currency contracts closed was 80,422.

At December 31, 2020, the Fund’s derivative contracts had the following impact on the statements of financial condition:

December 31, 2020	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts: Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$2,470,055	$(407,283)	$2,062,772
Currencies	361,197	(142,419)	218,778
Energy	744,460	(281,566)	462,894
Equity indices	3,161,199	(432,535)	2,728,664
Interest rate instruments	1,141,875	(567,745)	574,130
Metals	8,252,934	(6,130,593)	2,122,341
Single stock futures	403	—	403
Net unrealized gain (loss) on open futures contracts	$16,132,123	$(7,962,141)	$8,169,982

Net open futures options contracts	$264,100	$(113,200)	$150,900

Net unrealized gain (loss) on open forward currency contracts	$3,468,798	$(3,486,727)	$(17,929)

At December 31, 2020, there were 15,961 open futures contracts, 476 open futures options contracts and 4,292 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2020 were:

	Net Amount of Assets in the Statements of	Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank AG	$635,784	$—	$—	$635,784
Deutsche Bank Securities, Inc,	1,914,073	—	—	1,914,073
JP Morgan Securities, LLC	128,687	—	—	128,687
SG Americas Securities, LLC	5,624,409	—	—	5,624,409
Total	$8,302,953	$—	$—	$8,302,953

For the three months ended March 31, 2020, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended March 31, 2020
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(938,879)	$534,958
Currencies	(1,151,820)	253,725
Energy	12,909,252	927,610
Equity indices	(50,708,920)	(642,511)
Interest rate instruments	13,209,473	3,975,093
Metals	1,489,447	87,436
Single stock futures	(431,297)	(113,646)
Total futures contracts	(25,622,744)	5,022,665

Forward currency contracts	(1,487,948)	1,069,714

Total futures and forward currency contracts	$(27,110,692)	$6,092,379

For the three months ended March 31, 2020, the number of futures contracts closed was 227,913 and the number of forward currency contracts closed was 158,865.

4.	General Partner

The General Partner does not maintain a capital balance in the Fund. Pursuant to the terms of the Partnership Agreement, each year the General Partner receives from the Fund 1% of any net income earned by the Fund. Conversely, the General Partner pays to the Fund 1% of any net loss incurred by the Fund. Such amounts are reflected as General Partner 1% allocation receivable or payable in the statements of financial condition and as General Partner 1% allocation in the statements of operations. The majority shareholder of the General Partner did not have an investment in the Fund at March 31, 2021.

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

The Fund has advisory agreements with various commodity trading advisors, pursuant to which the Fund incurs a monthly advisor management fee that ranges from 0% to 3% per annum of allocated net assets (as defined in each respective advisory agreement as the amount of Fund assets deposited in the account maintained with the broker plus any notional funds which may be allocated to the Trading Advisor, which, in aggregate, is typically greater than the Fund’s net assets), paid monthly or quarterly in arrears. Additionally, the Fund incurs advisor incentive fees, payable quarterly in arrears, ranging from 0% to 30% of net new trading profits (as defined in each respective advisory agreement).

Principal Global Investors, LLC serves as the cash manager for the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.13% and 0.15% of the investments in securities and certificates of deposit as of the period ended March 31, 2021 and 2020, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund maintains assets, including cash, equity in futures and forward currency contracts, and investments in securities, with brokers, subject to CFTC regulations and various exchange and broker requirements. At March 31, 2021 and December 31, 2020, the Fund had assets totaling $42,118,730 and $52,822,150, respectively, with brokers and margin deposit requirements of $20,022,479 and $31,615,705, respectively.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.

The following table presents the exposure at March 31, 2021,

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$12,196,249	$8,399,538	$65,452,860	$8,424,645	$94,473,292	58.00%
Canada	—	2,399,692	—	—	2,399,692	1.47%
United Kingdom	—	1,199,986	—	—	1,199,986	0.74%
Hong Kong	—	—	4,004,273	—	4,004,273	2.46%
Netherlands	—	1,199,972	—	—	1,199,972	0.74%
Sweden	—	1,199,620	—	—	1,199,620	0.74%
Finland	—	1,199,905	3,035,526	—	4,235,431	2.60%
Australia	—	1,199,941	—	—	1,199,941	0.74%
Singapore	—	2,399,716	—	—	2,399,716	1.47%
Germany	—	2,399,603	—	—	2,399,603	1.47%
Total	$12,196,249	$21,597,973	$72,492,659	$8,424,645	$114,711,526	70.43%

The following table presents the exposure at December 31, 2020,

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$12,228,514	$8,398,447	$70,749,507	$8,224,234	$99,600,702	57.76%
Canada	—	2,399,177	—	—	2,399,177	1.39%
Ireland	—	2,399,845	—	—	2,399,845	1.39%
United Kingdom	—	2,399,851	—	—	2,399,851	1.39%
Hong Kong	—	—	4,000,771	—	4,000,771	2.32%
Sweden	—	1,199,597	—	—	1,199,597	0.70%
Finland	—	—	3,038,160	—	3,038,160	1.76%
Australia	—	3,599,443	—		3,599,443	2.09%
Singapore	—	1,199,740	—		1,199,740	0.70%
Total	$12,228,514	$21,596,100	$77,788,438	$8,224,234	$119,837,286	69.50%

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

10. Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, at March 31, 2021, the statements of operations, the statements of cash flows, and statement of changes in partners’ capital (net asset value) for the three months ended March 31, 2021 and 2020, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at March 31, 2021, results of operations, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2021 and 2020. The results of operations for the three months ended March 31, 2021 and 2020 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three months ended March 31, 2021 and 2020, assuming the unit was outstanding throughout the entire period:

	Three Months Ended March 31, 2021
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$3,818.95	$1,000.45	$971.15	$6,088.92	$1,023.49	$1,014.58

Net realized and change in unrealized gain (loss) on investments (1)	86.56	22.24	21.38	138.94	23.52	23.23
Net investment income (loss) (1)	(51.88)	(9.64)	(9.52)	(56.16)	(7.16)	(8.93)
Total income (loss) from operations	34.68	12.60	11.86	82.78	16.36	14.30

Net asset value per unit, end of period	$3,853.63	$1,013.05	$983.01	$6,171.70	$1,039.85	$1,028.88

Total return (4)	0.91%	1.26%	1.22%	1.36%	1.60%	1.41%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)(3)	6.34%	5.23%	5.52%	4.49%	3.50%	4.31%
General Partner 1% allocation	0.01%	0.01%	0.02%	0.01%	0.02%	0.01%
Net total expenses	6.35%	5.24%	5.54%	4.50%	3.52%	4.32%

Net investment income (loss) (2)(3) (5)	(5.55)%	(4.39)%	(4.63)%	(3.71)%	(2.73)%	(3.52)%

	Three Months Ended March 31, 2020
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,002.39	$1,034.04	$1,005.25	$6,268.44	$1,043.79	$1,042.42

Net realized and change in unrealized gain (loss) on investments (1)	(378.57)	(98.03)	(95.49)	(595.73)	(99.40)	(98.25)
Net investment income (loss) (1)	(34.72)	(5.52)	(5.52)	(26.41)	(1.98)	(4.74)
Total income (loss) from operations	(413.29)	(103.55)	(101.01)	(622.14)	(101.38)	(102.99)

Net asset value per unit, end of period	$3,589.10	$930.49	$904.24	$5,646.30	$942.41	$939.43

Total return (4)	(10.33)%	(10.01)%	(10.05)%	(9.92)%	(9.71)%	(9.88)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)(3)	5.89%	4.53%	4.50%	4.03%	3.01%	4.25%
General Partner 1% allocation	(0.10)%	(0.11)%	(0.10)%	(0.10)%	(0.10)%	(0.09)%
Net total expenses	5.79%	4.42%	4.40%	3.93%	2.91%	4.16%

Net investment income (loss)(2)(3) (5)	(4.04)%	(2.62)%	(2.67)%	(2.17)%	(1.18)%	(2.34)%

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

(4) Ratios have not been annualized.

(5) Ratio excludes General Partner 1% allocation.

12. Subsequent Events

Subsequent to quarter end, there were $372,492 of contributions and $4,315,198 of redemptions from the Fund.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of March 31, 2021 and first quarter 2021 gross performance contribution by sector was as follows:

Risk Allocation	Net Position	Sector	Gross Performance Contribution
10%	Long	Agriculture	1.25%
17%	Long	Energy	1.29%
9%	Long	Metals	(0.25)%
29%	Short USD	Currencies	(0.37)%
25%	Long	Equity indices	4.32%
10%	Long	Interest rates	(3.37)%

The Fund’s profitable Q1 return was driven by trading in equity and commodity markets while fixed income positions had losses. In equity markets, gains were widespread as the continued rally in global stocks aided long U.S., Asian, and European positions. Gains in commodities were led by trading in energy, agricultural, and base metals, partially offset by losses in precious metals. Profitable trading in energy was attributable to oil and oil products positions, notably long exposure in brent crude which moved higher on economic recovery hopes. In agricultural markets, strong gains from long positions in soybean and corn boosted returns. A long position in lean hogs was also profitable, as the African swine outbreak in Asia and strong demand lifted prices. While precious metals exposure shifted short during the quarter, long silver and gold positions were unprofitable as prices declined. In fixed income, long exposure in the U.S. and, to a lesser extent, Europe, was unprofitable as the Fund was hurt by rising interest rates. The bulk of those losses were from positions on the long end of the curve. Finally, trading in currencies was modestly unprofitable with gains from a short Yen position offset by losses elsewhere, most notably emerging market currencies.

At the end of the first quarter, the Fund’s largest risk exposure was in equities, currency, and energy markets. In equities, positioning remained persistently long across all major regions including the U.S. and, to a lesser extent, Europe, and Asia. Currency exposure ended the quarter short foreign currency versus the U.S. dollar. In commodities, agricultural, energy, and metal markets were long biased at the end of March. Finally, fixed income exposure was long at the end of the quarter, though medium- and long-term fixed income positions shifted short for stretches during the quarter. The portfolio’s exposures tend to evolve dynamically based on the tactical opportunities perceived by the Fund’s systematic trading programs. Should macroeconomic trends change course, we would expect the portfolio’s exposures to adapt accordingly.

Results of Operations

The returns for each Class of Units for the three months ended March 31, 2021 and 2020 were:

Class of Units	2021	2020
Class A	0.91%	(10.33)%
Class A2	1.26%	(10.01)%
Class A3	1.22%	(10.05)%
Class B	1.36%	(9.92)%
Class I	1.60%	(9.71)%
Class R	1.41%	(9.88)%

Results from past periods are not necessarily indicative of results that may be expected for any future period. Monthly analysis of the trading gains and losses is provided below.

2021

January

Much of January was marked by increasing confidence in a post-pandemic global recovery along with ongoing accommodative monetary policy which helped lift equities for the greater part of the month. Ultimately global stocks finished down in January, however, as COVID variants and unusual retail activity in several highly shorted stocks rattled investor confidence late in the month. Global bond yields rose (prices fell) with the 10-year U.S. Treasury yield surging above 1%, buoyed by expectations for additional stimulus. Commodity prices also moved higher led by gains in energy and agricultural markets. In oil markets, Saudi Arabia unexpectedly cut production helping to boost prices. Finally, the U.S. Dollar strengthened on higher Treasury yields and expectations for fiscal stimulus.

The Fund was profitable for most of January, continuing to build on bullish trends in agricultural products and equities. However, the volatility of the markets in the last few days of the month (the VIX spiked 62% on Jan. 27th) worked to offset those gains, resulting in a loss for the Fund that could not recovered before month-end. Overall, during the month unprofitable trading in currency and fixed income markets more than offset positive contributions from positions in agricultural commodities and, to a lesser extent, equities. Long foreign currency positions including the Euro and Yen were hurt by the rallying dollar, which clawed back some of its losses from last year. In fixed income trading, long exposure in the U.S. and Europe were hurt by rising rates. Long positions in agricultural commodities provided a lift, particularly in corn and soybean. The Fund finished with a net loss of (2.02)%, (1.90)%, (1.92)%, (1.87)%, (1.80)% and (1.86)% for Class A, A2, A3, B, I, and R Units, respectively.

February

In February, the reflation trade remained the dominant theme for investors as encouraging economic data along with surging vaccination rates and declining COVID cases/hospitalization helped spur optimism. Against this backdrop, global equities moved higher with the rotation towards “re-opening stocks” continuing. Commodities prices soared as oil surged nearly 20% on the improving economic outlook along with constrained production. Copper moved above $4 per pound, its highest level since 2011. The bond market, as measured by the Bloomberg Barclay’s U.S. Aggregate Bond Index, was also impacted by the reflation trade and is now down -2.15% in 2021. These concerns led to a jump of approximately 50 basis-point in the 10-year U.S. Treasury yield, to 1.4%.

The Fund had a positive return for February, bringing its YTD return back into the black. Profitable trading in equity and commodity markets were the largest contributors as long positions benefitted from the upward push in risk assets. Within commodities, the largest gains stemmed from long exposure in energy, notably oil, while trading in metals and agricultural markets was also profitable. Fixed income produced losses, as rates seemed to have found a bottom, and the uptick hurt the Fund’s long positions. Trading models responded accordingly, and as a result, long exposure fell sharply with long- and medium-term instruments shifting short by the end of the month. The Fund finished with a net gain of 2.91%, 3.03%, 3.02%, 3.07%, 3.15% and 3.08% for Class A, A2, A3, B, I, and R Units, respectively.

March

In March, the Fed communicated its intention to maintain easy monetary policy until the economy is further along in its recovery. Market participants, however, were increasingly concerned about building inflationary pressure in the U.S. from improving economic growth, the rapid acceleration in vaccinations, and implications of the massive proposed $2 trillion infrastructure package and the recently passed $1.9 trillion American Rescue Plan Act of 2021. Accordingly, the 10-Year U.S. Treasury yield climbed to 1.75% intramonth as investors fear the Fed may need to act sooner than it is currently communicating. Yields in Europe were little changed, however, as the increasing number of COVID cases and potential for further lockdowns weighed on economic growth expectations. Global equities moved higher as the rotation toward cyclical “recovery” stocks continued. Commodity prices retreated with oil correcting on demand worries from European lockdowns/vaccine rollout along with the stronger dollar.

The Fund had a positive return in March. Profitable trading in equity and foreign currency positions were the largest contributors. Long positions in equities were buoyed by the continued strength in stocks, led by gains in European markets and, to a lesser extent, in the United States. Rising yields in the U.S. contributed to USD strength, which benefitted long dollar/short foreign currency positions, particularly in the Yen. The largest losses during the month were from commodities, particularly long silver positions as precious metals were pressured by rising yields and the strengthening dollar. The Fund finished with a net gain of 0.07%, 0.19%, 0.17%, 0.22%, 0.30% and 0.24% for Class A, A2, A3, B, I, and R Units, respectively.

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

The Fund’s most significant accounting policy is the valuation of its assets invested in U.S. and foreign futures and forward currency contracts, fixed income instruments and investments in private investment companies. The Fund’s futures contracts are exchange-traded, with the fair value of these contracts based on exchange settlement prices. The fair values of non-exchange-traded contracts, such as forward currency contracts, are based on third-party quoted dealer values on the interbank market. The fair value of money market funds is based on quoted market prices for identical shares. U.S. Treasury securities are stated at fair value based on quoted market prices for identical assets in an active market. Notes of U.S. and foreign government sponsored enterprises, as well as certificates of deposit, commercial paper, asset backed securities and corporate notes, are stated at fair value based on quoted market prices for similar assets in an active market. Given the valuation sources, there is little judgment or uncertainty involved in the valuation of these assets, and it is unlikely that materially different amounts would be reported under different valuation methodologies or assumptions. The Fund’s investment in a private investment company is valued at net asset value as provided by the private fund’s administrator. This use of net asset value as the practical expedient to approximate fair value under ASC 820 is advisable due to the investment not having a readily determinable fair value.

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

Value at Risk as calculated herein may not be comparable to similarly titled measures used by others

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at March 31, 2021 and December 31, 2020. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	March 31, 2021		December 31, 2020
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$630,321	0.37%	$505,567	0.28%
Currencies	1,853,323	1.10	1,552,560	0.87
Energy	1,072,976	0.64	561,558	0.32
Equity indices	1,610,217	0.96	1,851,928	1.04
Interest rate instruments	676,200	0.40	1,450,921	0.82
Metals	600,502	0.36	995,154	0.56
Single stock futures	0	0.00	392	0.00
Total	$6,443,540	3.83%	$6,918,080	3.90%

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

The following were the primary trading risk exposures of the Fund as of March 31, 2021, by market sector.

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

The following were the only non-trading risk exposures of the Fund as of March 31, 2021.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at March 31, 2021 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As mentioned in Note 8 in the Notes to the Financial Statements, we note the market disruption risk such as what has been experienced with the COVID virus outbreak. Other than that market disruption risk, there have been no material changes from risk factors disclosed in the Fund’s Form 10-K for year ended December 31, 2020.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended March 31, 2021. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended March 31, 2021 were as follows:

	January	February	March	Total
A Units
Units redeemed	(659.5814)	(581.3586)	(964.3170)	(2,205.2570)
Average net asset value per unit	$3,741.87	$3,850.89	$3,853.63	$3,819.48

A2 Units
Units redeemed	--	(90.5174)	(91.8732)	(182.3906)
Average net asset value per unit	$--	$1,011.16	$1,013.05	$1,012.11

A3 Units
Units redeemed	--	(48.06)	--	--
Average net asset value per unit	--	$981.30	--	--

B Units
Units redeemed	(89.8820)	(92.4639)	(183.2011)	(365.5470)
Average net asset value per unit	$5,974.91	$6,158.15	$6,171.70	$6,119.88

I Units
Units redeemed	--	--	--	--
Average net asset value per unit	--	--	--	--

R Units
Units redeemed	(23.8262)	(263.3885)	(244.5890)	(531.8037)
Average net asset value per unit	$995.75	$1,026.45	$1,028.88	$1,026.19

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

Dated: May 17, 2021	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, LLC
General Partner

	By:	/s/ Kevin M, Kinzie
	Name:	Kevin M. Kinzie
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Jon C, Essen
	Name:	Jon C. Essen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)