Form 10-Q/A
period 2021-03-31
FUTURES PORTFOLIO FUND L.P.
filed 2021-05-18
CIK 861441

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

Yes ☐  No ☒

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Futures Portfolio Fund, Limited Partnership’s Quarterly Report on Form 10-Q for the period ended March 31, 2021, filed with the Securities and Exchange Commission on May 17, 2021 (the “Form 10-Q”), is to correct values within Note 2 to the Financial Statements - Fair Value Disclosure.

No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q and does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At March 31, 2021
	Level 1	Level 2	Practical Expedient	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$819,764	$—	$—	$819,764
Net unrealized gain (loss) on open forward currency contracts*	—	510,294	—	510,294
Net unrealized gain (loss) on swap contracts*	—	97	—	97
Cash and cash equivalents:
Money market fund	1,584,834	—	—	1,584,834
Investment in private investment company	—	—	3,986,132	3,986,132
Investments in securities:
U.S. Treasury securities*	12,196,249	—	—	12,196,249
Asset backed securities*	—	8,424,645	—	8,424,645
Commercial paper*	—	21,597,973	—	21,597,973
Corporate notes*	—	72,492,659	—	72,492,659
Exchange membership	—	46,000	—	46,000
Total	$14,600,847	$103,071,668	$3,986,132	$121,658,647

*See the condensed schedule of investments for further description.

At December 31, 2020
	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$8,169,982	$—	$8,169,982
Net open futures options contracts*	150,900	—	150,900
Net unrealized gain (loss) on open forward currency contracts*	—	(17,929)	(17,929)
Cash and cash equivalents:
Money market fund	1,413,139	—	1,413,139
Investments in securities:
U.S. Treasury securities*	12,228,514	—	12,228,514
Asset backed securities*	—	8,224,234	8,224,234
Commercial paper*	—	21,596,100	21,596,100
Corporate notes*	—	77,788,438	77,788,438
Exchange membership	—	51,000	51,000
Total	$21,962,535	$107,641,843	$129,604,378

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