Form 10-Q
period 2021-06-30
FUTURES PORTFOLIO FUND L.P.
filed 2021-08-16
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Statements of Financial Condition

June 30, 2021 (Unaudited) and December 31, 2020

	June 30,
	2021	December 31,
	(Unaudited)	2020
Assets
Equity in broker trading accounts
Cash	$41,643,839	$44,519,197
Net unrealized gain (loss) on open futures contracts	2,124,854	8,169,982
Net open futures options contracts (net premium paid $0 and $308,675)	—	150,900
Net unrealized gain (loss) on open forward currency contracts	(1,214,436)	(17,929)
Net unrealized gain (loss) on swap contracts	590	—
Total equity in broker trading accounts	42,554,847	52,822,150
Cash and cash equivalents	14,124,536	6,050,682
Investment in private investment company, at fair value (cost$ 2,897,202 and $0)	5,898,933	—
Investment in securities, at fair value (cost $104,931,281 and $119,021,021)	105,153,993	119,837,286
General Partner 1% allocation receivable	—	119,874
Exchange membership, at fair value (cost $189,000 and $189,000)	61,000	51,000
Dividend and interest receivable	1,582	—
Total assets	$167,794,891	$178,880,992

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$200,762	$254,786
Trading Advisor incentive fees payable	777,964	—
Commissions and other trading fees payable on open contracts	22,932	30,761
Cash Managers fees payable	32,869	36,558
General Partner management and performance fees payable	208,050	223,028
General Partner 1% allocation payable	121,982	—
Selling Agent payable - General Partner	190,145	205,514
Broker dealer servicing fees payable - General Partner	7,396	7,784
Administrative fee payable - General Partner	61,828	66,263
Redemption payable	1,432,883	5,585,666
Subscriptions received in advance	—	33,000
Total liabilities	3,056,811	6,443,360

Partners’ Capital (Net Asset Value)
Class A Interests – 27,490.2410 and 31,093.6904 units outstanding at June 30, 2021 and December 31, 2020, respectively	112,567,031	118,745,248
Class A2 Interests – 340.7057 and 523.0963 units outstanding at June 30, 2021 and December 31, 2020, respectively	368,029	523,333
Class A3 Interests – 38.0000 and 86.0607 units outstanding at June 30, 2021 and December 31, 2020, respectively	39,815	83,577
Class B Interests – 6,686.2860 and 7,397.6585 units outstanding at June 30, 2021 and December 31, 2020, respectively	44,044,602	45,043,756
Class I Interests – 256.4767 and 256.4767 units outstanding at June 30, 2021 and December 31, 2020, respectively	285,326	262,500
Class R Interests – 6,765.4456 and 7,667.4336 units outstanding at June 30, 2021 and December 31, 2020, respectively	7,433,277	7,779,218
Total partners’ capital (net asset value)	164,738,080	172,437,632

Total liabilities and partners’ capital (net asset value)	$167,794,891	$178,880,992

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

June 30, 2021 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
6,000,000	10/31/21	U.S. Treasury	2.00%	6,058,655	3.68%
Total U.S. Treasury securities (cost: $6,159,609)				6,058,655	3.68%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
1,200,000	7/6/21	Mitsubishi UFJ Trust and Banking Corp. (New York Branch)	0.08%	1,199,983	0.73%
Beverages
1,200,000	7/21/21	Brown-Forman Corporation	0.10%	1,199,933	0.73%
Diversified financial services
1,200,000	7/1/21	DCAT, LLC	0.00%	1,200,000	0.73%
1,200,000	7/23/21	Gotham Funding Corporation	0.12%	1,199,905	0.72%
1,200,000	7/19/21	Thunder Bay Funding, LLC	0.04%	1,199,976	0.73%
Energy
1,200,000	7/8/21	National Rural Utilities Cooperative Finance Corporation	0.08%	1,199,979	0.73%
Machinery
1,200,000	8/5/21	John Deere Capital Corporation	0.05%	1,199,942	0.73%
Manufacturing
1,200,000	7/12/21	Sheffield Receivables Company LLC	0.14%	1,199,945	0.73%
Total U.S. commercial paper (cost: $9,598,588)				9,599,663	5.83%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2021 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,200,000	7/9/21	Nationwide Building Society	0.05%	$1,199,985	0.73%
Banks
1,200,000	7/6/21	DBS Bank Ltd.	0.10%	1,199,980	0.73%
1,200,000	9/1/21	DNB Bank ASA	0.08%	1,199,835	0.72%
1,200,000	8/3/21	KfW	0.05%	1,199,945	0.73%
1,200,000	7/7/21	National Bank of Canada	0.04%	1,199,990	0.73%
1,200,000	9/24/21	Skandinaviska Enskilda Banken AB (publ.)	0.10%	1,199,717	0.72%
1,200,000	8/4/21	The Toronto-Dominion Bank	0.07%	1,199,921	0.73%
Chemicals
1,200,000	7/15/21	BASF SE	0.12%	1,199,939	0.73%
Energy
1,200,000	7/30/21	Total Energies Capital Canada Ltd.	0.11%	1,199,894	0.73%
Insurance
1,200,000	7/14/21	Prudential plc	0.04%	1,199,983	0.73%
Total foreign commercial paper (cost: $11,998,209)				11,999,189	7.28%
Total commercial paper (cost: $21,596,797)				21,598,852	13.11%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$4,000,000	5/1/22	Boeing Company	2.70%	4,098,684	2.49%
1,600,000	8/16/23	Raytheon Technologies Corporation	]3.65%	1,720,598	1.04%
Automotive
3,500,000	4/24/23	Micron Technology, Inc.	2.50%	3,633,589	2.21%
4,000,000	6/14/24	NVIDIA Corporation	0.58%	4,002,729	2.43%
Banks
4,000,000	5/5/23	Credit Suisse AG, New York Branch	1.00%	4,046,250	2.46%
4,000,000	4/25/23	JPMorgan Chase & Co.	2.78%	5,119,427	3.11%
4,000,000	5/17/22	Truist Bank	2.80%	4,094,425	2.49%
4,250,000	1/24/24	Wells Fargo & Company	3.75%	4,638,990	2.83%
Diversified financial services
4,000,000	1/8/24	Athene Global Funding	0.95%	4,022,985	2.43%
2,700,000	4/1/24	Brookfield Finance LLC	4.00%	2,945,500	1.79%
4,600,000	3/8/24	Goldman Sachs Group, Inc.	0.67%	4,615,845	2.80%
600,000	12/7/23	The Bank of New York Mellon Corporation	0.35%	599,397	0.36%
Pharmaceuticals
4,000,000	5/16/22	Bristol-Myers Squibb Company	2.60%	4,096,784	2.48%
3,500,000	2/1/23	Zoetis Inc.	3.25%	3,682,160	2.24%
Telecommunications
4,000,000	2/9/22	Apple Inc.	2.50%	4,087,228	2.48%
3,500,000	6/30/22	AT&T Inc.	3.00%	3,578,772	2.17%
3,000,000	3/22/24	Verizon Communications Inc.	0.75%	3,018,941	1.83%
Total U.S. corporate notes (cost: $61,686,226)				62,002,304	37.64%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2021 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$3,000,000	6/9/23	Nordea Bank Abp	1.00%	$3,032,301	1.84%
Insurance
4,000,000	9/20/21	AIA Group Limited	0.65%	4,001,591	2.43%
Total foreign corporate notes (cost: $6,996,910)				7,033,892	4.27%
Total corporate notes (cost: $68,683,136)				69,036,196	41.91%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
210,000	6/9/25	Carvana Auto Receivables Trust, Series 2020-P1	0.44%	210,148	0.13%
274,000	12/15/23	Drive Auto Receivables Trust 2021-1	0.36%	274,183	0.17%
371,000	8/15/28	Ford Credit Auto Owner Trust 2017-Rev1	2.62%	376,977	0.23%
49,836	6/20/22	Honda Auto Receivables 2019-4 Owner Trust	1.86%	49,921	0.03%
545,000	8/15/24	Santander Consumer Auto Receivables Trust 2020-B	0.46%	546,326	0.33%
20,107	5/15/23	Santander Drive Auto Receivables Trust 2020-2	0.62%	20,116	0.01%
400,000	4/15/24	Santander Drive Auto Receivables Trust 2021-2	0.28%	400,060	0.24%
700,000	3/20/25	TESLA 2021-A A2	0.36%	700,448	0.43%
190,372	4/20/22	Tesla Auto Lease Trust 2019-A	2.13%	191,398	0.12%
318,850	12/15/23	World Omni Auto Receivables Trust 2020-C	0.35%	319,098	0.19%
18,112	8/15/23	World Omni Select Auto Trust 2019-A	2.06%	18,140	0.01%
320,938	6/17/24	World Omni Select Auto Trust 2020-A	0.47%	321,266	0.20%
Credit cards
575,000	9/15/21	American Express Credit Account Master Trust 2018 - 8	3.18%	579,340	0.35%
250,000	9/15/24	Synchrony Card Issuance Trust, Series 2018-1	3.38%	251,990	0.15%
Equipment
600,000	10/22/24	Dell Equipment Finance Trust 2019-2	1.91%	605,897	0.37%
425,848	6/22/22	Dell Equipment Finance Trust 2020-1	2.26%	428,734	0.26%
351,753	6/15/22	GreatAmerica Leasing Receivables Funding, LLC	1.76%	353,342	0.21%
775,000	7/22/30	HPEFS Equipment Trust 2020-2	0.69%	777,654	0.47%
1,000,000	3/20/31	HPEFS Equipment Trust 2021-1	0.27%	1,000,323	0.60%
425,000	4/15/24	MMAF Equipment Finance LLC Series 2021-A	0.30%	425,208	0.26%
221,006	4/20/23	Verizon Owner Trust 2018-A	3.23%	222,893	0.14%
375,000	7/22/24	Verizon Owner Trust 2020-A	1.85%	381,639	0.23%
Student loans
5,236	11/25/27	SLM Student Loan Trust 2011-2	0.69%	5,189	0.00%
Total U.S. asset backed securities (cost: $8,491,739)				8,460,290	5.13%
Total investments in securities (cost: $104,931,281)				$105,153,993	63.83%

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2021 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$406,875	0.25%
Currencies	(220,838)	(0.13)%
Energy	1,322,023	0.80%
Equity indices	433,591	0.26%
Interest rate instruments	48,604	0.03%
Metals[2]	518,332	0.31%
Net unrealized gain (loss) on open long U.S. futures contracts	2,508,587	1.52%

Short U.S. Futures Contracts
Agricultural commodities	(224,994)	(0.14)%
Currencies	287,924	0.17%
Energy	(55,024)	(0.03)%
Equity indices	20,428	0.01%
Interest rate instruments	(51,808)	(0.03)%
Metals[2]	(309,381)	(0.18)%
Net unrealized gain (loss) on open short U.S. futures contracts	(332,855)	(0.20)%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	2,175,732	1.32%

Long Foreign Futures Contracts
Agricultural commodities	34,710	0.02%
Currencies	(36,101)	(0.02)%
Energy	381,797	0.23%
Equity indices	(389,452)	(0.24)%
Interest rate instruments	305,482	0.19%
Metals	(14,877)	(0.01)%
Net unrealized gain (loss) on open long foreign futures contracts	281,559	0.17%

Short Foreign Futures Contracts
Agricultural commodities	(15,797)	(0.01)%
Currencies	(91,225)	(0.06)%
Equity indices	116,516	0.07%
Interest rate instruments	(341,931)	(0.20)%
Net unrealized gain (loss) on open short foreign futures contracts	(332,437)	(0.20)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	(50,878)	(0.03)%

Net unrealized gain (loss) on open futures contracts	$2,124,854	1.29%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long[2]	$(4,275,477)	(2.60)%
Short[2]	3,078,850	1.87%
Net unrealized gain (loss) on open U.S. forward currency contracts	(1,196,627)	(0.73)%

Foreign Forward Currency Contracts
Long	88,047	0.05%
Short	(105,856)	(0.06)%
Net unrealized gain (loss) on open foreign forward currency contracts	(17,809)	(0.01)%

Net unrealized gain (loss) on open forward currency contracts	$(1,214,436)	(0.74)%

TOTAL RETURN SWAP CONTRACTS
Long	$590	0.00%

INVESTMENT IN PRIVATE INVESTMENT COMPANY[3]
Galaxy East Alpha (cost: $2,897,202)	$5,898,933	3.58%

The accompanying notes are an integral part of these consolidated financial statements.

[1]	Represents the annualized yield at date of purchase for discount securities or the stated coupon rate for coupon-bearing securities.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

[3]	Private investment company is managed by a Commodity Trading Advisor (“CTA”) that trades global commodities markets primarily through futures contracts. The CTA is paid a management fee of up to 1.00% and a 20% share of the trading profits. The Fund may redeem any portion of its investment on a daily basis. Any requested redemption will be satisfied within two days. There are no restrictions on liquidity for the Fund.

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

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
December 31, 2020

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS (continued)
Short Foreign Futures Contracts
Agricultural commodities	$(1,367)	0.00%
Currencies	57,417	0.03%
Energy	(71,502)	(0.04)%
Equity indices	104,496	0.06%
Interest rate instruments	60,025	0.03%
Net unrealized gain (loss) on open short foreign futures contracts	149,069	0.08%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	2,609,701	1.52%

Net unrealized gain (loss) on open futures contracts	$8,169,982	4.74%

OPEN FUTURE OPTIONS CONTRACTS
Long U.S. Future Options Contracts
Equity Indices (premium paid $588,413)	$264,100	0.15%

Short U.S. Future Options Contracts
Equity Indices (premium paid $279,738)
	$(113,200)	(0.07)%
Net unrealized gain (loss) on open futures options contracts	$150,900	0.08%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long[2]	$2,003,451	1.16%
Short[2]	(2,376,232)	(1.38)%
Net unrealized gain (loss) on open U.S. forward currency contracts	(372,781)	(0.22)%

Foreign Forward Currency Contracts
Long	189,777	0.11%
Short	165,075	0.10%
Net unrealized gain (loss) on open foreign forward currency contracts	354,852	0.21%

Net unrealized gain (loss) on open forward currency contracts	$(17,929)	(0.01)%

[1]	Represents the annualized yield at date of purchase for discount securities, the stated coupon rate for coupon-bearing securities, or the stated interest rate for certificates of deposit.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Operations

For the Three and Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures, swaps and forward contracts	$10,370,854	$6,669,078	$21,644,672	$(20,432,507)
Investment in SMFSF	—	—	—	(2,753,150)
Investments in securities	(22,176)	233,949	240,871	512,182
Net change in unrealized gain (loss) on:
Futures, swaps and forward contracts	(419,148)	(3,567,216)	(7,083,270)	2,525,163
Investment in SMFSF	—	—	—	2,882,001
Investment in private investment company	3,182,266	—	3,001,731	—
Investments in securities	(50,677)	1,469,390	(654,509)	322,624
Exchange membership	15,000	(10,750)	10,000	6,750
Brokerage commissions and trading expenses	(283,085)	(317,272)	(552,214)	(846,304)
Net realized and change in unrealized gain (loss) on investments	12,793,034	4,477,179	16,607,281	(17,783,241)

Net Investment Income (Loss)
Income
Interest income	231,807	588,966	560,672	1,672,414

Expenses
Trading Advisor management fees	610,668	741,185	1,237,248	1,630,893
Trading Advisor incentive fees	495,672	—	800,671	213,562
Cash Managers fees	36,404	49,111	75,895	100,316
General Partner management and performance fees	632,113	773,714	1,268,555	1,649,151
Selling agent fees - General Partner	577,459	703,406	1,161,538	1,485,830
Broker dealer servicing fees - General Partner	22,485	27,868	44,825	59,966
General Partner 1% allocation	104,602	25,382	121,982	(217,172)
Administrative fee - General Partner	189,864	232,614	381,017	466,624
Total expenses	2,669,267	2,553,280	5,091,731	5,389,170
Net investment income (loss)	(2,437,460)	(1,964,314)	(4,531,059)	(3,716,756)
Net Income (Loss)	$10,355,574	$2,512,865	$12,076,222	$(21,499,997)

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Operations (continued)

For the Three and Six Months Ended June 30, 2021 and 2020 (unaudited)

	Three Months Ended June 30, 2021
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$241.17	$67.15	$64.77	$415.60	$72.64	$69.83
Net income (loss) per unit†	$244.24	$67.15	$64.77	$421.74	$72.64	$70.59

Weighted average number of units outstanding	28,304.3017	340.7057	38.0000	6,879.1876	256.4767	7,045.3806

	Three Months Ended June 30, 2020
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$35.71	$12.53	$11.84	$81.70	$15.89	$14.06
Net income (loss) per unit†	$38.55	$12.53	$11.83	$87.33	$48.69	$15.50

Weighted average number of units outstanding	38,324.4170	714.9178	86.0607	9,653.2629	760.6872	9,382.2023

	Six Months Ended June 30, 2021
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$275.85	$79.75	$76.63	$498.38	$89.00	$84.13
Net income (loss) per unit†	$265.91	$65.77	$58.02	$487.08	$89.00	$82.32

Weighted average number of units outstanding	29,783.8579	445.4009	58.5975	7,175.7035	256.4767	7,356.4050

	Six Months Ended June 30, 2020
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(377.58)	$(91.02)	$(89.17)	$(540.44)	$(85.49)	$(88.93)
Net income (loss) per unit†	$(371.18)	$(85.46)	$(89.17)	$(560.31)	$(106.45)	$(82.16)

Weighted average number of units outstanding	39,644.3204	647.7664	86.0607	10,185.0057	1,336.9278	10,624.3994

†	(based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net income (loss)	$12,076,222	$(21,499,997)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures and forwards trading	7,083,270	(2,525,163)
Net realized and change in unrealized (gain) loss on SMFSF and securities	(2,588,093)	(963,657)
Purchases of securities	(182,223,166)	(311,414,632)
Proceeds from disposition of SMFSF and securities	193,904,294	361,241,280
Changes in
Exchange membership	(10,000)	(6,750)
Dividend and interest receivable	(1,582)	—
Trading Advisor management fee payable	(54,024)	(344,547)
Trading Advisor incentive fee payable	777,964	(602,408)
Commissions and other trading fees payable on open contracts	(7,829)	(16,441)
Cash Manager fees payable	(3,689)	36,241
General Partner management and performance fees payable	(14,978)	(66,836)
General Partner 1% allocation receivable/payable	241,856	(297,649)
Selling agent fees payable – General Partner	(15,369)	(58,510)
Broker dealer servicing fees payable – General Partner	(388)	(2,276)
Administrative fee payable – General Partner	(4,435)	14,329
Net cash provided by (used in) operating activities	29,160,053	23,492,984

Cash flows from financing activities
Subscriptions	508,492	370,714
Subscriptions received in advance	—	17,000
Redemptions	(24,470,049)	(33,316,227)
Net cash provided by (used in) financing activities	(23,961,557)	(32,928,513)

Net increase (decrease) in cash and cash equivalents	5,198,496	(9,435,529)
Cash and cash equivalents, beginning of period	50,569,879	69,988,877
Cash and cash equivalents, end of period	$55,768,375	$60,553,348

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$41,643,839	$49,311,624
Cash and cash equivalents not in broker trading accounts	14,124,536	11,241,724
Total end of period cash and cash equivalents	$55,768,375	$60,553,348

Supplemental disclosure of cash flow information
Prior period redemptions paid	$5,585,666	$4,780,643
Prior period subscriptions received in advance	$33,000	$266,000

Supplemental schedule of non-cash financing activities
Redemptions payable	$1,432,883	$5,271,691

The accompanying notes are an integral part of these consolidated financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Six Months Ended June 30, 2021 and 2020

(Unaudited)

	Class A	Class A2	Class A3	Class B	Class I	Class R	Total
2021
Balance at December 31, 2020	$118,745,248	$523,333	$83,577	$45,043,756	$262,500	$7,779,218	$172,437,632
Net income (loss)	1,006,946	6,418	939	593,906	4,196	108,243	1,720,648
Subscriptions	136,000	—	—	33,000	—	—	169,000
Redemptions	(8,297,140)	(184,599)	(47,162)	(2,362,895)	—	(545,734)	(11,437,530)
Transfers	(125,790)	—	—	125,790	—	—	—
Balance at March 31, 2021	111,465,264	345,152	37,354	43,433,557	266,696	7,341,727	162,889,750
Net income (loss)	6,912,990	22,877	2,461	2,901,251	18,630	497,365	10,355,574
Subscriptions	72,492	—	—	300,000	—	—	372,492
Redemptions	(5,789,986)	—	—	(2,683,935)	—	(405,815)	(8,879,736)
Transfers	(93,729)	—	—	93,729	—	—	—
Balance at June 30, 2021	$112,567,031	$368,029	$39,815	$44,044,602	$285,326	$7,433,277	$164,738,080

2020
Balance at December 31, 2019	$166,191,101	$544,240	$86,512	$66,498,788	$1,846,574	$13,081,928	$248,249,143
Net income (loss)	(16,192,422)	(64,315)	(8,692)	(6,549,700)	(179,354)	(1,018,379)	(24,012,862)
Subscriptions	303,803	98,000	—	113,000	—	—	514,803
Redemptions	(9,387,547)	—	—	(4,207,077)	—	(2,777,516)	(16,372,140)
Transfers	(219,684)	—	—	219,684	—	—	—
Balance at March 31, 2020	$140,695,251	$577,925	$77,820	$56,074,695	$1,667,220	$9,286,033	$208,378,944
Net income (loss)	1,477,399	8,956	1,018	842,989	37,036	145,467	2,512,865
Subscriptions	34,611	87,300	—	—	—	—	121,911
Redemptions	(7,922,275)	—	—	(6,946,258)	(1,458,476)	(1,108,126)	(17,435,135)
Transfers	(296,736)	—	—	296,736	—	—	—
Balance at June 30, 2020	$133,988,250	$674,181	$77,838	$50,268,162	$245,780	$8,323,374	$193,578,585

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Six Months Ended June 30, 2021 and 2020

(Unaudited)

Units

	Class A	Class A2	Class A3	Class B	Class I	Class R
2021
Balance at December 31, 2020	31,093.6903	523.0963	86.0607	7,397.6586	256.4767	7,667.4336
Subscriptions	36.3455	—	—	5.4197	—	—
Redemptions	(2,171.6400)	(182.39)	(48.06)	(386.6001)	—	(531.8037)
Transfers	(33.6170)	—	—	21.0531	—	—
Balance at March 31, 2021	28,924.7788	340.7057	38.0000	7,037.5313	256.4767	7,135.6299
Subscriptions	18.0915	—	—	48.6089	—	—
Redemptions	(1,429.2377)	—	—	(414.4382)	—	(370.1843)
Transfers	(23.3916)	—	—	14.5840	—	—
Balance at June 30, 2021	27,490.2410	340.7057	38.0000	6,686.2860	256.4767	6,765.4456

2020
Balance at December 31, 2019	41,522.9804	526.3226	86.0607	10,608.5075	1,769.1082	12,549.5403
Subscriptions	78.0348	94.7737	—	18.1358	—	—
Redemptions	(2,342.9460)	—	—	(731.9210)	—	(2,664.7698)
Transfers	(57.3538)	—	—	36.5057	—	—
Balance at March 31, 2020	39,200.7154	621.0963	86.0607	9,931.228	1,769.1082	9,884.7705
Subscriptions	9.6434	93.82	—	—	—	—
Redemptions	(2,165.2172)	—	—	(1,206.6858)	(1,512.6315)	(1,155.4273)
Transfers	(80.9194)	—	—	51.3267	—	—
Balance at June 30, 2020	36,964.22222	714.9178	86,0607	8,775.8689	256.4767	8,729.3432

Net Asset Value per Unit

	Class A	Class A2	Class A3	Class B	Class I	Class R
June 30, 2021	$4,094.80	$1,080.20	$1,047.78	$6,587.30	$1,112.49	$1,098.71
December 31, 2020	3,818.95	1,000.45	971.15	6,088.92	1,023.49	1,014.58
June 30, 2020	3,624.81	943.02	916.08	5,728.00	958.30	953.49
December 31, 2019	4,002.39	1,034.04	1,005.25	6,268.44	1,043.79	1,042.42

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

At June 30, 2021, the Fund did not own any Class I shares of the Steben Managed Futures Strategy Fund (“SMFSF”), having fully liquidated its investment during January 2020. SMFSF was a non-diversified series of shares of beneficial interest of Steben Alternative Investment Funds (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the "1940 Act"), as an open-end investment company. SMFSF reorganized into shares of another mutual fund and is no longer operating so the Fund will make no further investments in SMFSF.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended June 30, 2021 and year ended December 31, 2020, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through June 30, 2021. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2017.

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

2.     Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At June 30, 2021

	Level 1	Level 2	Practical Expedient	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$2,124,854	$—	$—	$2,124,854
Net unrealized gain (loss) on open forward currency contracts*	—	(1,214,436)	—	(1,214,436)
Net unrealized gain (loss) on swap contracts	—	590	—	590
Cash and cash equivalents:
Money market fund	258,166	—	—	258,166
Investment in private investment company	—	—	5,898,933	5,898,933
Investments in securities:
U.S. Treasury securities*	6,058,655	—	—	6,058,655
Asset backed securities*	—	8,460,290	—	8,460,290
Commercial paper*	—	21,598,852	—	21,598,852
Corporate notes*	—	69,036,196	—	69,036,196
Exchange membership	—	61,000	—	61,000
Total	$8,441,675	$97,942,492	$5,898,933	$112,283,100
*	See the condensed schedule of investments for further description.

December 31, 2020

	Level 1	Level 2	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$8,169,982	$—	$8,169,982
Net open futures options contracts*	150,900	—	150,900
Net unrealized gain (loss) on open forward currency contracts*	—	(17,929)	(17,929)
Cash and cash equivalents:
Money market fund	1,413,139	—	1,413,139
Investments in securities:
U.S. Treasury securities*	12,228,514	—	12,228,514
Asset backed securities*	—	8,224,234	8,224,234
Commercial paper*	—	21,596,100	21,596,100
Corporate notes*	—	77,788,438	77,788,438
Exchange membership	—	51,000	51,000
Total	$21,962,535	$107,641,843	$129,604,378
*	See the condensed schedule of investments for further description.

There were no Level 3 holdings at June 30, 2021 and December 31, 2020, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At June 30, 2021, the Fund’s derivative contracts had the following impact on the statements of financial condition:

June 30, 2021	Derivative Assets and Liabilities, at fair value
Consolidated Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$587,017	$(386,223)	$200,794
Currencies	337,175	(397,415)	(60,240)
Energy	1,779,144	(130,348)	1,648,796
Equity indices	700,108	(519,025)	181,083
Interest rate instruments	841,415	(881,068)	(39,653)
Metals	5,894,435	(5,700,361)	194,074
Net unrealized gain (loss) on open futures contracts	$10,139,294	$(8,014,440)	$2,124,854

Net unrealized gain (loss) on open forward currency contracts	$3,803,132	$(5,017,568)	$(1,214,436)

Net unrealized gain (loss) on swap contract	$590	$—	$590

At June 30, 2021, there were 12,176 open futures contracts and 4,867 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at June 30, 2021 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank AG	$(1,157,241)	$—	$—	$(1,157,241)
Deutsche Bank Securities, Inc.	674,576	—	—	674,576
SG Americas Securities, LLC	1,393,083	—	—	1,393,083
Total	$910,418	$—	$—	$910,418

For the three and six months ended June 30, 2021, the Fund’s derivative contracts had the following impact on the consolidated statements of operations:

	Three Months Ended June 30, 2021		Six Months Ended June 30, 2021
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$1,298,004	$(332,554)	$4,949,833	$(1,861,979)
Currencies	(311,507)	(138,194)	17,012	(279,016)
Energy	4,154,875	1,928,233	7,255,194	1,185,901
Equity indices	5,298,832	(541,558)	14,618,412	(2,547,983)
Interest rate instruments	(1,653,677)	470,086	(6,476,602)	(613,782)
Metals	1,441,712	(80,922)	2,876,620	(1,928,269)
Total futures contracts	10,228,239	1,305,091	23,240,469	(6,045,128)

Forward currency contracts	143,143	(1,724,731)	(1,314,338)	(1,196,507)

Net open futures contracts	(126,563)	—	(435,238)	157,775

Swap contracts	123,250	492	120,847	590

Total futures and forward contracts	$10,368,069	$(419,148)	$21,611,740	$(7,083,270)

For the three months ended June 30, 2021, the number of futures contracts closed was 109,790 and the number of forward currency contracts closed was 104,288. For the six months ended June 30, 2021, the number of futures contracts closed was 219,449 and the number of forward currency contracts closed was 184,710.

At December 31, 2020, the Fund’s derivative contracts had the following impact on the consolidated statements of financial condition:

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

For the three months ended June 30, 2020, the number of futures contracts closed was 103,287 and the number of forward currency contracts closed was 63,234. For the six months ended June 30, 2020, the number of futures contracts closed was 331,207 and the number of forward currency contracts closed was 226,695.

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

At June 30, 2021 and December 31, 2020, the majority shareholder of the General Partner did not have an investment balance in the Fund.

The following fees are paid to the General Partner:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, A3, B and R Units equal to 1/12 th of 1.5% of the month-end net asset value of the Class A, A2, A3, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears. During 2019 and through the six-months ended June 30. 2020, the General Partner did not earn any General Partner performance fees.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

▪	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the Fund, payable in arrears to the General Partner. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

5.	Trading Advisors and Cash Managers

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

Principal Global Investors, LLC serves as the cash manager for the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.13% and 0.13% of the investments in securities and certificates of deposit as of the period ended June 30, 2021 and 2020, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund maintains assets, including cash, equity in futures and forward currency contracts, and investments in securities, with brokers, subject to CFTC regulations and various exchange and broker requirements. At June 30, 2021 and December 31, 2020, the Fund had assets totaling $42,554,847 and $52,822,150, respectively, with brokers, which includes margin deposit requirements of $21,876,488 and $31,615,705, respectively.

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

The Portfolios are subject to investment and operational risks associated with financial, economic and other global market developments and disruptions, including those arising from war, terrorism, market manipulation, government interventions, defaults and shutdowns, political changes or diplomatic developments, public health emergencies (such as the spread of infectious diseases, pandemics and epidemics) and natural/environmental disasters, which can all negatively impact the securities markets and cause a Portfolio to lose value. These events can also impair the technology and other operational systems upon which the Portfolios’ service providers rely and could otherwise disrupt the ability of the Portfolios’ service providers to perform essential tasks.

The recent spread of an infectious respiratory illness caused by a novel strain of coronavirus (known as COVID-19) has caused volatility, severe market dislocations and liquidity constraints in many markets, including markets for the securities the Portfolios hold, and may adversely affect the Portfolios’ investments and operations. The transmission of COVID-19 and efforts to contain its spread have resulted in, among other things: quarantines and travel restrictions, including border closings, strained healthcare systems, event cancellations, disruptions to business operations and supply chains, and a reduction in consumer and business spending, as well as general concern and uncertainty that has negatively affected the economy. These disruptions have led to instability in the marketplace, including equity and debt market losses and overall volatility, and the jobs market. The impact of COVID-19, and other infectious illness outbreaks, epidemics or pandemics that may arise in the future, could adversely affect the economies of many nations or the entire global economy, the financial well-being and performance of individual issuers, borrowers and sectors and the health of the markets generally in potentially significant and unforeseen ways. In addition, the impact of infectious illnesses, such as COVID-19, in emerging market countries may be greater due to generally less established healthcare systems. This crisis or other public health crises may exacerbate other pre-existing political, social and economic risks in certain countries or globally.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at June 30, 2021.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$6,058,655	$9,599,664	$62,002,304	$8,460,290	$86,120,913	52.27%
Canada	—	3,599,804	—	—	3,599,804	2.18%
Germany	—	2,399,884	—	—	2,399,884	1.46%
United Kingdom	—	2,399,968	—	—	2,399,968	1.46%
Hong Kong	—	—	4,001,591	—	4,001,591	2.43%
Sweden	—	1,199,717	—	—	1,199,717	0.73%
Finland	—	—	3,032,301	—	3,032,301	1.84%
Singapore	—	1,199,980	—	—	1,199,980	0.73%
Norway	—	1,199,835	—	—	1,199,835	0.73%
Total	$6,058,655	$21,598,852	$69,036,196	$8,460,290	$105,153,993	63.83%

The following table presents the exposure at December 31, 2020.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$12,228,514	$8,398,447	$70,749,507	$8,224,234	$99,600,702	57.76%
Canada	—	2,399,177	—	—	2,399,177	1.39%
Ireland	—	2,399,845	—	—	2,399,845	1.39%
United Kingdom	—	2,399,851	—	—	2,399,851	1.39%
Hong Kong	—	—	4,000,771	—	4,000,771	2.32%
Sweden	—	1,199,597	—	—	1,199,597	0.70%
Finland	—	—	3,038,160	—	3,038,160	1.76%
Australia	—	3,599,443	—	—	3,599,443	2.09%
Singapore	—	1,199,740	—	—	1,199,740	0.70%
Total	$12,228,514	$21,596,100	$77,788,438	$8,224,234	$119,837,286	69.50%

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

10.      Interim Financial Statements

The statements of financial condition, including the condensed schedule of investments, at June 30, 2021, the consolidated statements of operations for the three and six months ended June 30, 2021 and 2020, the consolidated statements of cash flows and consolidated statement of changes in partners’ capital (net asset value) for the six months ended June 30, 2021 and 2020, and the accompanying notes to the consolidated financial statements are unaudited. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such consolidated financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at June 30, 2021, results of operations, cash flows and changes in partners’ capital (net asset value) for the three and six months ended June 30, 2021 and 2020. The results of operations for the three and six months ended June 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the full year or any other period. These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three and six months ended June 30, 2021 and 2020, assuming the unit was outstanding throughout the entire period:

	Three Months Ended June 30, 2021
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance
Net asset value per unit, beginning of period	$3,853.63	$1,013.05	$983.01	$6,171.70	$1,039.85	$1,028.88
Net realized and change in unrealized gain (loss) on investments (1)	305.90	80.45	78.06	490.26	82.62	81.77
Net investment income (loss) (1)	(64.73)	(13.30)	(13.29)	(74.66)	(9.98)	(11.94)
Total income (loss) from operations	241.17	67.15	64.77	415.60	72.64	69.83

Net asset value per unit, end of period	$4,094.80	$1,080.20	$1,047.78	$6,587.30	$1,112.49	$1,098.71

Total return (4)	6.26%	6.63%	6.59%	6.73%	6.99%	6.79%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	6.80%	5.27%	5.42%	4.96%	3.91%	4.76%
General Partner 1% allocation	0.06%	0.06%	0.06%	0.07%	0.07%	0.07%
Net total expenses	6.86%	5.33%	5.48%	5.03%	3.98%	4.83%

Net investment income (loss) (2) (3) (5)	(6.24)%	(4.72)%	(4.87)%	(4.40)%	(3.36)%	(4.20)%

	Three Months Ended June 30, 2020
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$3,589.10	$930.49	$904.24	$5,646.30	$942.41	$939.43

Net realized and change in unrealized gain (loss) on investments (1)	75.87	19.66	19.11	119.25	19.82	19.83
Net investment income (loss) (1)	(40.16)	(7.13)	(7.27)	(37.55)	(3.93)	(5.77)
Total income (loss) from operations	35.71	12.53	11.84	81.70	15.89	14.06

Net asset value per unit, end of period	$3,624.81	$943.02	$916.08	$5,728.00	$958.30	$953.49

Total return (4)	0.99%	1.35%	1.31%	1.45%	1.69%	1.50%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	5.61%	4.09%	4.24%	3.84%	8.04%	3.63%
General Partner 1% allocation	0.01%	0.01%	0.01%	0.02%	0.15%	0.02%
Net total expenses	5.62%	4.10%	4.25%	3.86%	8.19%	3.65%

Net investment income (loss) (2) (3) (5)	(4.44)%	(2.95)%	(3.10)%	(2.65)%	(4.23)%	(2.44)%

	Six Months Ended June 30, 2021
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance
Net asset value per unit, beginning of period	$3,818.95	$1,000.45	$971.15	$6,088.92	$1,023.49	$1,014.58

Net realized and change in unrealized gain (loss) on investments (1)	391.18	101.27	97.27	627.85	106.14	104.78
Net investment income (loss) (1)	(115.33)	(21.52)	(20.64)	(129.47)	(17.14)	(20.65)
Total income (loss) from operations	275.85	79.75	76.63	498.38	89.00	84.13

Net asset value per unit, end of period	$4,094.80	$1,080.20	$1,047.78	$6,587.30	$1,112.49	$1,098.71

Total return (4)	7.22%	7.97%	7.89%	8.19%	8.70%	8.29%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	6.56%	5.17%	5.32%	4.73%	3.73%	4.53%
General Partner 1% allocation	0.07%	0.07%	0.07%	0.08%	0.08%	0.08%
Net total expenses	6.63%	5.24%	5.39%	4.81%	3.81%	4.61%

Net investment income (loss) (2) (3) (5)	(5.88)%	(4.46)%	(4.59)%	(4.05)%	(3.07)%	(3.86)%

	Six Months Ended June 30, 2020
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,002.39	$1,034.04	$1,005.25	$6,268.44	$1,043.79	$1,042.42

Net realized and change in unrealized gain (loss) on investments (1)	(303.17)	(78.07)	(76.38)	(477.41)	(80.64)	(78.67)
Net investment income (loss) (1)	(74.41)	(12.95)	(12.79)	(63.03)	(4.85)	(10.26)
Total income (loss) from operations	(377.58)	(91.02)	(89.17)	(540.44)	(85.49)	(88.93)

Net asset value per unit, end of period	$3,624.81	$943.02	$916.08	$5,728.00	$958.30	$953.49

Total return (4)	(9.43)%	(8.80)%	(8.87)%	(8.62)%	(8.19)%	(8.53)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	5.70%	4.33%	4.36%	3.89%	3.26%	3.91%
General Partner 1% allocation	(0.10)%	(0.09)%	(0.09)%	(0.10)%	(0.13)%	(0.09)%
Net total expenses	5.60%	4.24%	4.27%	3.79%	3.13%	3.82%

Net investment income (loss) (2) (3) (5)	(4.19)%	(2.82)%	(2.87)%	(2.36)%	(1.39)%	(2.34)%

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

12. Subsequent Events

Subsequent to June 30, 2021, there were $35,000 of contributions into the Fund and an estimated $2,120,296 of redemptions from the Fund.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of June 30, 2021 were as follows:

Sector	Risk Allocation	Net Position
Agriculture	7%	Long
Energy	24%	Long
Metals	8%	Long
Currencies	25%	Short USD
Equity indices	22%	Long
Interest rates	14%	Long

A prevalent strategy employed by the Fund’s trading advisors is trend-following. As such, the largest positions tend to reflect the strongest current market trends. Another prevalent strategy employed by the Fund is systematic macro, which tends to systematically trade positions based on non-price data or other fundamental data and factors. As of June 30, 2021, the Fund’s largest exposure was in commodity markets. Within this sector, positioning was long across energy, agricultural, and metal markets. Equity markets were also positioned long at the end of the second quarter, with the largest positions in U.S. indices. Currency exposure fluctuated during the quarter but finished June slightly short. Fixed income positions were long at the end of the period, both in U.S. and international markets.

Results of Operations

The returns for each Class of Units for the six months ended June 30, 2021 and 2020 were:

Class of Units	2021	2020
Class A	7.22%	-9.43%
Class A2	7.97%	-8.80%
Class A3	7.89%	-8.87%
Class B	8.19%	-8.62%
Class I	8.70%	-8.19%
Class R	8.29%	-8.53%

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

April

Investor apprehension toward building inflationary pressure seemed to relax in April as the Federal Reserve maintained its easy monetary policy and Chairman Powell indicated it was too early to taper. This helped foster a positive environment for risk assets as market participants instead focused on the continued improvement in global economic activity. Concurrently, the worsening COVID-19 situation in India coupled with Europe’s slow progress in their vaccine rollout tempered growth expectations and contributed to the view that growth/inflation would not spiral out-of-control to the upside. Against this backdrop, global stock prices continued to climb. U.S. Treasury yields and dollar declined in April after moving higher in the first quarter. Eurozone bond yields, however, climbed during the month. The improving economic growth outlook and the weak dollar helped fuel the continued rally in commodities which saw prices for many markets set new multi-year highs.

The Fund had a positive return in April, benefitting from the reflationary trade driving risk assets higher, especially in the commodity and equity markets. In commodities, long exposure benefitted from higher prices in agricultural, energy, and base metal markets with notable contributors including corn, brent crude, and copper. The Fund’s long equity positions were also profitable, particularly in the U.S. while in fixed income, long European exposure accounted for the bulk of the losses as rates pushed higher. Unprofitable trading in currency markets was led by short positions in the Euro and Yen which reversed course by moving higher versus the U.S. dollar in April. The Fund finished with a net gain of 3.98%, 4.10%, 4.09%, 4.13%, 4.22% and 4.15% for Class A, A2, A3, B, I, and R Units, respectively.

May

Strengthening economic conditions helped push global stock prices modestly higher in May as the ongoing vaccine roll-out and supportive fiscal/monetary policy fueled the recovery. Evidence of the improving economic environment included the strong April 60.7 U.S. Manufacturing Purchasing Manager’s Index reading. In Europe, the Eurozone Manufacturing PMI was 62.9, also indicative of an expanding economy. While the global growth outlook strengthened, inflationary pressure continued to build with the CPI rising a larger than expected +4.2% in April, its fastest pace since 2008 and raising concerns of Fed tapering. These fears were alleviated in part by the disappointing non-farm payroll numbers which fell well short of expectations and helped soften concerns that the economy may overheat. Against this backdrop, commodity prices were generally mixed, though oil (West Texas Intermediate crude) prices moved to their highest level since 2018. Global bond yields were little changed while the U.S. dollar weakened.

The Fund’s positive return in May was driven by long positions in commodity markets. The largest gains in the sector were from long energy exposure, including oil and oil products along with power markets. Long exposure in metals was also profitable while long positions in agricultural commodities had losses, particularly grains where prices retreated from multi-year highs. Foreign currency trading was profitable, led by long positions in emerging market currencies which benefitted from rising commodity prices. The Fund also had gains from long positions in equities, particularly in the U.S. and Europe. Trading in fixed income produced small losses. The Fund finished with a gain loss of 2.05%, 2.17%, 2.15%, 2.20%, 2.28%, and 2.22%% for Class A, A2, A3, B, I, and R Units, respectively.

June

Economic conditions in the U.S. remain robust as recent data suggests the recovery continues to strengthen. The U.S. added a better-than-expected 850,000 jobs in June while wages were up +3.6% year-over-year. Consumer prices (CPI) jumped +5% in May, its fastest pace since August 2008 and higher-than-expected. The economic recovery outside the U.S. generally remains at a slower pace, with rising concerns regarding the spread of the delta variant, particularly in regions with lower vaccination rates. At the June meeting, the Fed’s stance shifted more hawkish as it projected two rate hikes in 2023. This contributed to the yield curve flattening as yields at the front end of the curve moved higher while longer duration yields moved lower as the Fed’s more hawkish comments tampered long-term inflation and growth expectations. Against this backdrop the U.S. dollar moved higher against other major currencies. Stocks and commodities also moved higher, with oil prices breaking out to the upside.

Futures Portfolio Fund returns were slightly positive in June, capping off a strong first half of the year. The Fund capitalized on rising oil prices as long exposure in oil and oil products boosted returns, led by gains from WTI positions. Trading elsewhere in commodities was slightly unprofitable with small losses in agricultural and metal markets. The largest losses were from currency trading as long foreign currency positions were hurt by the strengthening U.S. dollar. Trading in Fixed Income produced small losses as gains from long exposure in long-term instruments, where rates generally fell in June, were more than offset by losses from long positions in short-term fixed income where rates rose. Long equity exposure produced modest gains. The Fund finished with a net gain of 0.14%, 0.26%, 0.24%, 0.29%, 0.37% and 0.31% for Class A, A2, A3, B, I, and R Units, respectively.

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

Positive returns during the 2nd half of March, were not enough to offset losses during the first two weeks of the month. While equity exposure had shifted neutral by the end of the month, the Fund was hurt by long positions during that transition as stock prices continued their collapse. Fixed income trading has been highly profitable in 2020 but had small losses in March as gains from positions in U.S. Treasuries were offset by losses from overseas trading. Foreign currency trading was unprofitable while in commodities, short positions in energy were highly profitable as oil prices plummeted. The Fund finished with a net loss of (6.99)%, (6.88)%, (6.89)%, (6.85)%, (6.77)% and (6.83)% for Class A, A2, A3, B, I, and R Units, respectively.

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

Off-Balance Sheet Risk

The term “off-balance sheet risk” refers to an unrecorded potential liability that, even though it does not appear on the balance sheet, may result in future obligation or loss. The Fund trades in futures and forward currency contracts and is therefore a party to financial instruments with elements of off-balance sheet market and credit risk. In entering into these contracts there exists a risk to the Fund that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interest positions of the Fund at the same time, and if the trading advisors were unable to offset futures interest positions of the Fund, the Fund could lose all of its assets and the limited partners would realize a 100% loss. The General Partner minimizes market risk through diversification of the portfolio allocations to multiple trading advisors, and maintenance of a margin-to-equity ratio that rarely exceeds 35%.

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

Value at Risk is a measure of the maximum amount which the Fund could reasonably be expected to lose in a given market sector. However, the inherent uncertainty of the Fund’s speculative trading and the recurrence in the markets traded by the Fund to market movements far exceeding expectations could result in actual trading or non-trading losses far beyond the indicated Value at Risk or the Fund’s experience to date (i.e., "risk of ruin"). Risk of ruin is defined to be no more than a 5% chance of losing 20% or more on a monthly basis. In light of the foregoing as well as the risks and uncertainties intrinsic to all future projections, the inclusion of the quantification included in this section should not be considered to constitute any assurance or representation that the Fund’s losses in any market sector will be limited to Value at Risk or by the Fund’s attempts to manage its market risk.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at June 30, 2021 and December 31, 2020. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	June 30, 2021		December 31, 2020
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Agricultural commodities	$506,313	0.30%	$505,567	0.28%
Currencies	1,727,098	1.04	1,552,560	0.87
Energy	1,657,659	1.00	561,558	0.32
Equity indices	1,542,688	0.93	1,851,928	1.04
Interest rate instruments	969,010	0.58	1,450,921	0.82
Metals	590,396	0.36	995,154	0.56
Single stock futures	0	0.30	392	0.00
Total	$6,993,164	4.21%	$6,918,080	3.90%

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Fund is typically many times the applicable margin requirement (margin requirements generally range between 1% and 10% of contract face value) as well as many times the capitalization of the Fund. The magnitude of the Fund’s open positions creates a "risk of ruin" not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions - unusual, but historically recurring from time to time - could cause the Fund to incur severe losses over a short period of time. The foregoing Value at Risk table – as well as the past performance of the Fund – gives no indication of this "risk of ruin."

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

The following represent non-trading risk exposures of the Fund as of June 30, 2021.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at June 30, 2021 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As mentioned in Note 8 in the Notes to the Financial Statements, we note the market disruption risk such as what has been experienced with the COVID virus outbreak. Other than that market disruption risk, there have been no material changes from risk factors disclosed in the Fund’s Form 10-K for year ended December 31, 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended June 30, 2021. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended June 30, 2021 were as follows:

	April	May	June	Total
A Units
Units redeemed	(701.8912)	(493.8319)	(256.9062)	(1,452.6293)
Average net asset value per unit	$4,006.96	$4,089.02	$4,094.80	$4,050.39

A2 Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

A3 Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

B Units
Units redeemed	(260.8757)	(99.1065)	(39.8720)	(399.8542)
Average net asset value per unit	$6,426.83	$6,568.22	$6,587.30	$6,477.88

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	—	—	—	—

R Units
Units redeemed	—	(270.7477)	(99.4366)	(370.1843)
Average net asset value per unit	—	$1,095.35	$1,098.71	$1,096.25

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith of incorporated by reference.

Exhibit No.	Description of Exhibit

1.1(a)	Form of Selling Agreement
3.1(a)	Maryland Certificate of Limited Partnership.
4.1(a)	Limited Partnership Agreement.
10.1(a)	Form of Subscription Agreement
31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

(a)	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement (File no. 000-50728) filed on April 29, 2004 on Form 10 under the 1934 Act, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Dated: August 16, 2021	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, Inc.
General Partner

	By:	/s/ Kevin M. Kinzie
	Name:	Kevin M. Kinzie
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Jon C. Essen
	Name:	Jon C. Essen
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)