Form 10-Q
period 2021-09-30
FUTURES PORTFOLIO FUND L.P.
filed 2021-11-15
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Futures Portfolio Fund, Limited Partnership

Statement of Financial Condition

September 30, 2021 (unaudited) and December 31, 2020

	September 30, 2021 (Unaudited)	December 31, 2020
Assets
Equity in broker trading accounts
Cash	$40,817,333	$44,519,197
Net unrealized gain (loss) on open futures contracts	477,086	8,169,982
Net open futures options contracts (net premium paid $58,906 and $308,675)	219,579	150,900
Net unrealized gain (loss) on open forward currency contracts	(61,147)	(17,929)
Total equity in broker trading accounts	41,452,851	52,822,150
Cash and cash equivalents	6,951,092	6,050,682
Investment in private investment company, at fair value (cost $1,494,849 and $0)	5,505,088	—
Investment in securities, at fair value (cost $105,668,604 and $119,021,021)	105,734,548	119,837,286
General Partner 1% allocation receivable	—	119,874
Exchange membership, at fair value (cost $189,000 and $189,000)	65,750	51,000
Total assets	$159,709,329	$178,880,992

Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$193,167	$254,786
Trading Advisor incentive fees payable	864,756	—
Commissions and other trading fees payable on open contracts	21,907	30,761
Cash Managers fees payable	31,084	36,558
General Partner management and performance fees payable	196,941	223,028
General Partner 1% allocation payable	90,941	—
Selling Agent payable - General Partner	179,212	205,514
Broker dealer servicing fees payable - General Partner	7,084	7,784
Administrative fee payable - General Partner	58,525	66,263
Dividend and interest payable	2,007	—
Redemption payable	1,206,869	5,585,666
Subscriptions received in advance	750,000	33,000
Total liabilities	3,602,493	6,443,360

Partners' Capital (Net Asset Value)
Class A Interests – 26,461.3072 and 31,093.6904 units outstanding at September 30, 2021 and December 31, 2020, respectively	106,136,248	118,745,248
Class A2 Interests – 340.7057 and 523.0963 units outstanding at September 30, 2021 and December 31, 2020, respectively	361,751	523,333
Class A3 Interests – 38.0000 and 86.0607 units outstanding at September 30, 2021 and December 31, 2020, respectively	39,121	83,577
Class B Interests – 6,510.8672 and n7,397.6585 units outstanding at September 30, 2021 and December 31, 2020, respectively	42,199,312	45,043,756
Class I Interests – 256.4767 and 256.4767 units outstanding at September 30, 2021 and December 31, 2020, respectively	281,399	262,500
Class R Interests – 6,554.3138 and 7,667.4336 units outstanding at September 30, 2021 and December 31, 2020, respectively	7,089,005	7,779,218
Total partners' capital (net asset value)	156,106,836	172,437,632

Total liabilities and partners' capital (net asset value)	$159,709,329	$178,880,992

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

September 30, 2021 (Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield [1]
$6,000,000	10/31/21	U.S. Treasury	2.00%	$6,059,592	3.88%
6,000,000	12/15/21	U.S. Treasury	2.63%	6,078,350	3.89%
Total U.S. Treasury securities (cost: $12,237,133)				12,137,942	7.77%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield [1]
Banks
1,200,000	11/1/21	Coöperatieve Rabobank U.A., New York Branch	0.06%	1,199,938	0.77%
1,200,000	11/16/21	MUFG Bank Ltd. (New York Branch)	0.07%	1,199,893	0.77%
1,200,000	12/13/21	Mizuho Bank Ltd., New York Branch	0.10%	1,199,757	0.77%
Beverages
1,200,000	10/22/21	Brown-Forman Corporation	0.08%	1,199,944	0.77%
Diversified financial services
1,200,000	12/1/21	Citigroup Global Markets Inc.	0.07%	1,199,858	0.77%
1,200,000	11/1/21	DCAT, LLC	0.10%	1,199,897	0.77%
1,200,000	11/22/21	ING (U.S.) Funding LLC	0.10%	1,199,827	0.76%
1,200,000	10/1/21	Manhattan Asset Funding Company LLC	0.00%	1,200,000	0.77%
1,000,000	10/15/21	Thunder Bay Funding, LLC	0.07%	999,973	0.63%
Energy
1,200,000	10/18/21	National Rural Utilities Cooperative Finance Corporation	0.08%	1,199,955	0.77%
Machinery
200,000	10/13/21	Caterpillar Financial Services Corporation	0.06%	199,996	0.13%
1,200,000	10/7/21	John Deere Capital Corporation	0.06%	1,199,986	0.77%
Manufacturing
1,200,000	10/12/21	Sheffield Receivables Company LLC	0.10%	1,199,960	0.77%
Water
1,200,000	10/8/21	American Water Capital Corp.	0.07%	1,199,981	0.77%
Total U.S. commercial paper (cost: $15,597,767)				15,598,965	9.99%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2021 (Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield [1]
Automotive
$1,200,000	10/6/21	Nationwide Building Society	0.06%	$1,199,988	0.77%
Banks
1,200,000	12/9/21	DNB Bank ASA	0.09%	1,199,781	0.76%
Chemicals
1,200,000	10/4/21	BASF SE	0.09%	1,199,988	0.77%
Diversified financial services
1,200,000	10/20/21	Longship Funding Designated Activity Company	0.08%	1,199,949	0.77%
Total foreign commercial paper (cost: $4,799,334)				4,799,706	3.07%
Total commercial paper (cost: $20,397,101)				20,398,671	13.06%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield [1]
Aerospace
$4,000,000	5/1/22	Boeing Company	2.70%	4,096,864	2.62%
1,600,000	8/16/23	Raytheon Technologies Corporation	3.65%	1,694,222	1.09%
Automotive
3,500,000	4/24/23	Micron Technology, Inc.	2.50%	3,641,420	2.33%
4,000,000	6/14/24	NVIDIA Corporation	0.58%	4,013,501	2.57%
Banks
4,000,000	5/5/23	Credit Suisse AG, New York Branch	1.00%	4,051,082	2.60%
4,000,000	4/25/23	JPMorgan Chase & Co.	2.78%	5,127,267	3.28%
4,000,000	5/17/22	Truist Bank	2.80%	4,096,021	2.62%
4,250,000	1/24/24	Wells Fargo & Company	3.75%	4,572,159	2.94%
Diversified financial services
4,000,000	1/8/24	Athene Global Funding	0.95%	4,024,468	2.57%
2,700,000	4/1/24	Brookfield Finance LLC	4.00%	2,946,856	1.89%
4,600,000	3/8/24	Goldman Sachs Group, Inc.	0.67%	4,607,015	2.95%
600,000	12/7/23	The Bank of New York Mellon Corporation	0.35%	599,995	0.38%
Pharmaceuticals
4,000,000	5/16/22	Bristol-Myers Squibb Company	2.60%	4,099,228	2.64%
3,500,000	2/1/23	Zoetis Inc.	3.25%	3,625,474	2.32%
Telecommunications
4,000,000	2/9/22	Apple Inc.	2.50%	4,039,503	2.59%
3,500,000	6/30/22	AT&T Inc.	3.00%	3,581,306	2.29%
3,000,000	3/22/24	Verizon Communications Inc.	0.75%	3,011,759	1.93%
Total U.S. corporate notes (cost: $61,686,226)				61,828,140	39.61%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2021 (Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield [1]
Banks
$3,000,000	6/9/23	Nordea Bank Abp	1.00%	$3,040,239	1.95%
Total foreign corporate notes (cost: $2,996,910)				3,040,239	1.95%
Total corporate notes (cost: $64,683,136)				64,868,379	41.56%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield [1]
Automotive
$210,000	6/9/25	Carvana Auto Receivables Trust, Series 2020-P1	0.44%	$210,212	0.14%
625,000	9/19/29	Carvana Auto Receivables Trust 2021-P3	0.38%	624,749	0.40%
157,093	12/15/23	Drive Auto Receivables Trust 2021-1	0.36%	157,162	0.10%
371,000	8/15/28	Ford Credit Auto Owner Trust 2017-Rev1	2.62%	374,694	0.24%
625,000	4/15/24	Ford Credit Auto Lease Trust 2021-B	0.24%	624,612	0.40%
545,000	8/15/24	Santander Consumer Auto Receivables Trust 2020-B_1	0.46%	545,705	0.36%
295,000	4/15/25	Santander Consumer Auto Receivables Trust 2020-B_2	0.54%	295,829	0.19%
338,151	4/15/24	Santander Drive Auto Receivables Trust 2021-2	0.28%	338,298	0.22%
679,902	3/20/25	TESLA 2021-A A2	0.36%	680,371	0.45%
93,285	4/20/22	Tesla Auto Lease Trust 2019-A	2.13%	93,551	0.06%
214,621	12/15/23	World Omni Auto Receivables Trust 2020-C	0.35%	214,744	0.14%
193,662	6/17/24	World Omni Select Auto Trust 2020-A	0.47%	193,812	0.12%
Equipment
528,303	10/22/24	Dell Equipment Finance Trust 2019-2	1.91%	531,841	0.35%
298,490	6/22/22	Dell Equipment Finance Trust 2020-1	2.26%	299,955	0.19%
160,829	6/15/22	GreatAmerica Leasing Receivables Funding, LLC	1.76%	161,225	0.10%
775,000	7/22/30	HPEFS Equipment Trust 2020-2	0.69%	777,295	0.50%
300,000	3/20/31	HPEFS Equipment Trust 2021-1_1	0.32%	299,917	0.18%
1,000,000	3/20/31	HPEFS Equipment Trust 2021-1_2	0.27%	999,679	0.63%
425,000	4/15/24	MMAF Equipment Finance LLC Series 2021-A	0.30%	425,009	0.27%
98,201	4/20/23	Verizon Owner Trust 2018-A	3.23%	98,713	0.06%
375,000	7/22/24	Verizon Owner Trust 2020-A	1.85%	380,142	0.24%
Student loans
2,049	11/25/27	SLM Student Loan Trust 2011-2	0.69%	2,041	0.00%
Total U.S. asset backed securities (cost: $8,351,234)				8,329,556	5.34%
Total investments in securities (cost: $105,668,604)				$105,734,548	67.73%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2021 (Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$453,103	0.29%
Currencies	(170,264)	(0.11)%
Energy	2,539,188	1.63%
Equity indices	(1,837,933)	(1.18)%
Interest rate instruments	(1,524,876)	(0.98)%
Metals[2]	(3,897,756)	(2.50)%
Net unrealized gain (loss) on open long U.S. futures contracts	(4,438,538)	(2.85)%

Short U.S. Futures Contracts
Agricultural commodities	140,103	0.09%
Currencies	371,536	0.24%
Energy	(14,119)	(0.01)%
Equity indices	165,888	0.11%
Interest rate instruments	84,786	0.05%
Metals[2]	4,156,426	2.67%
Net unrealized gain (loss) on open short U.S. futures contracts	4,904,620	3.15%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	466,082	0.30%

Long Foreign Futures Contracts
Agricultural commodities	346,263	0.22%
Currencies	34,498	0.02%
Energy	847,955	0.54%
Equity indices	(315,114)	(0.20)%
Interest rate instruments	(1,531,911)	(0.98)%
Net unrealized gain (loss) on open long foreign futures contracts	(618,309)	(0.40)%

Short Foreign Futures Contracts
Agricultural commodities	(9,762)	(0.01)%
Currencies	(35,178)	(0.02)%
Energy	9,646	0.01%
Equity indices	89,939	0.06%
Interest rate instruments	575,845	0.37%
Metals	(1,177)	0.00%
Net unrealized gain (loss) on open short foreign futures contracts	629,313	0.41%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	11,004	0.01%

Net unrealized gain (loss) on open futures contracts	$477,086	0.31%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2021 (Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
OPEN FUTURES OPTIONS CONTRACTS
Long U.S. Future Options Contracts
Interest rate instruments (premium paid $79,219)	$213,281	0.14%

Short U.S. Future Options Contracts
Interest rate instruments (premium received $20,313)	(54,844)	(0.04)%

Total U.S. future options contracts	158,437	0.10%

Long foreign Future Options Contracts
Interest rate instruments (premium paid $0)	$100,051	0.06%

Short foreign Future Options Contracts
Interest rate instruments (premium received $0)	(38,909)	(0.02)%

Total foreign future options contracts	61,142	0.04%

Total future options contracts	$219,579	0.14%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long[2]	$(2,652,338)	(1.70)%
Short[2]	2,649,036	1.70%
Net unrealized gain (loss) on open U.S. forward currency contracts	(3,302)	0.00%

Foreign Forward Currency Contracts
Long	(326,677)	(0.21)%
Short	268,832	0.17%
Net unrealized gain (loss) on open foreign forward currency contracts	(57,845)	(0.04)%

Net unrealized gain (loss) on open forward currency contracts	$(61,147)	(0.04)%

TOTAL RETURN SWAP CONTRACTS
Long	$—	0.00%

INVESTMENT IN PRIVATE INVESTMENT COMPANY[3]
Galaxy East Alpha (cost: $1,494,849)	$5,505,088	3.53%

[1]	Represents the annualized yield at date of purchase for discount securities or the stated coupon rate for coupon-bearing securities.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

[3]	Private investment company is managed by a Commodity Trading Advisor (“CTA”) that trades global commodities markets primarily through futures contracts. The CTA is paid a management fee of up to 1.00% and a 20% share of the trading profits. The Fund may redeem any portion of its investment on a daily basis. Any requested redemption will be satisfied within two days. There are no restrictions on liquidity for the Fund.

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2020

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield [1]
$6,000,000	10/31/21	U.S. Treasury	2.00%	$6,113,365	3.55%
6,000,000	1/31/22	U.S. Treasury	1.38%	6,115,149	3.55%
Total U.S. Treasury securities (cost: $12,320,011)				12,228,514	7.10%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield [1]
Banks
1,200,000	1/21/21	Mitsubishi UFJ Trust & Banking Corporation (U.S.A.)	0.19%	1,199,867	0.70%
1,200,000	2/8/21	Mizuho Bank Ltd. , New York Branch	0.20%	1,199,734	0.69%
1,200,000	2/3/21	United Overseas Bank Limited	0.17%	1,199,802	0.70%
Diversified financial services
1,200,000	2/1/21	DCAT, LLC	0.15%	1,199,845	0.70%
1,200,000	2/5/21	Manhattan Asset Funding Company LLC	0.18%	1,199,790	0.70%
Manufacturing
1,200,000	3/2/21	Koch Industries, Inc.	0.18%	1,199,640	0.69%
1,200,000	2/3/21	Sheffield Receivables Company LLC'	0.20%	1,199,769	0.69%

Total U.S. commercial paper (cost: $8,397,259)				8,398,447	4.87%

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

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2020

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield [1]
Banks
$3,000,000	6/9/23	Nordea Bank Abp	1.00%	$3,038,160	1.76%
Insurance
4,000,000	9/20/21	AIA Group Limited	0.76%	4,000,771	2.32%
Total foreign corporate notes (cost: $6,996,909)				7,038,931	4.08%
Total corporate notes (cost: $76,877,170)				77,788,438	45.11%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield [1]
Automotive
$33,644	9/19/22	Americredit Automobile Receivales Trust 2019-2	2.43%	33,725	0.02%
440,163	1/18/23	Americredit Automobile Receivables Trust 2019-3	2.17%	442,057	0.26%
86,991	7/20/21	BMW Vehicle Lease Trust 2018-1	3.26%	87,186	0.05%
400,000	7/15/22	Carmax Auto Owner Trust 2016-4	2.26%	400,607	0.23%
353,042	6/20/22	Honda Auto Receivables 2019-4 Owner Trust	1.86%	355,128	0.21%
248,998	4/20/22	Santander Drive Auto Receivables Trust 2019-B	2.29%	250,474	0.15%
186,940	5/15/23	Santander Drive Auto Receivables Trust 2020-2	0.62%	186,689	0.11%
354,181	4/20/22	Tesla Auto Lease Trust 2019-A	2.13%	358,011	0.21%
199,302	8/15/23	World Omni Selecgt Auto Trust 2019-A	2.06%	200,366	0.12%
450,000	12/15/23	World Omni Auto Receivables Trust 2020-C	0.35%	450,177	0.26%
562,000	6/17/24	World Omni Auto Receivables Trust 2020-A	0.47%	563,057	0.33%
Credit cards
575,000	4/15/24	American Express Credit Account Master Trust 2018-8	3.18%	587,735	0.34%
250,000	5/15/24	Synchrony Credit Card Master Note Trust 2016-2	2.21%	251,619	0.15%
Equipment
600,000	10/22/24	Dell Equipment Finance Trust 2019-2	1.91%	610,611	0.35%
826,000	6/22/22	Dell Equipment Finance Trust 2020-1	2.26%	836,041	0.48%
84,761	5/20/22	DLL 2019-2 LLC	2.27%	85,024	0.04%
752,245	6/15/22	GreatAmerica Leasing Receivables Funding LLC	1.76%	757,972	0.44%
775,000	7/22/30	HPEFS EquipmentTrust 2020-2	0.69%	777,815	0.45%
585,609	4/20/23	Verizon Owner Trust 2018-A	3.23%	593,710	0.34%
375,000	7/22/24	Verizon Owner Trust 2020-A	1.85%	383,342	0.22%
Student loans
12,900	11/25/27	SLM Student Loan Trust 2011-2	0.75%	12,888	0.01%
Total U.S. asset backed securities (cost: $8,230,936)				8,224,834	4.77%
Total investments in securities (cost: $119,021,021)				$119,837,286	69.50%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2020

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$2,135,596	1.24%
Currencies	185,459	0.11%
Energy	247,270	0.14%
Equity indices	1,377,249	0.80%
Interest rate instruments	176,792	0.10%
Metals	7,267,230	4.21%
Net unrealized gain (loss) on open long U.S. futures contracts	11,389,596	6.60%

Short U.S. Futures Contracts
Agricultural commodities	(341,526)	(0.20)%
Currencies	(16,365)	(0.01)%
Energy	35,440	0.02%
Equity indices	(230,173)	(0.13)%
Interest rate instruments	(128,860)	(0.07)%
Metals	(5,147,831)	(2.99)%
Net unrealized gain (loss) on open short U.S. futures contracts	(5,829,315)	(3.38)%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	5,560,281	3.22%

Long Foreign Futures Contracts
Agricultural commodities	270,069	0.16%
Currencies	(7,733)	0.00%
Energy	251,686	0.15%
Equity indices	14,770,692	0.86%
Interest rate instruments	466,173	0.27%
M etals	2,942	0.00%
Single stock futures	403	0.00%
Net unrealized gain (loss) on open long foreign futures contracts	2,460,632	1.44%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2020

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS (continued)
Short Foreign Futures Contracts
Agricultural commodities	$(1,367)	0.00%
Currencies	57,417	0.03%
Energy	(71,502)	(0.04	) %
Equity indices	104,496	0.06%
Interest rate instruments	60,025	0.03%
Net unrealized gain (loss) on open short foreign futures contracts	149,069	0.08%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	2,609,701	1.52%

Net unrealized gain (loss) on open futures contracts	$8,169,982	4.74%

OPEN FUTURE OPTIONS CONTRACTS
Long U.S. Future Options Contracts
Equity Indices (premium paid $588,413)	$264,100	0.15%

Short U.S. Future Options Contracts
Equity Indices (premium received $279,738)
	$(113,200)	(0.07)%
Net unrealized gain (loss) on open futures options contracts	$150,900	0.08%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long[2]	$2,003,451	1.16%
Short[2]	(2,376,232)	(1.38)%
Net unrealized gain (loss) on open U.S. forward currency contracts	(372,781)	(0.22)%

Foreign Forward Currency Contracts
Long	189,777	0.11%
Short	165,075	0.10%
Net unrealized gain (loss) on open foreign forward currency contracts	354,852	0.21%

Net unrealized gain (loss) on open forward currency contracts	$(17,929)	(0.01)%

[1]	Represents the annualized yield at date of purchase for discount securities, the stated coupon rate for coupon-bearing securities, or the stated interest rate for certificates of deposit.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Operations

For the Three and Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on:
Futures, futures options, swaps and forward contracts	$(3,125,251)	$3,492,125	$18,519,421	$(16,940,382)
Investments in SMFSF	—	—	—	(2,753,150)
Investment in private investment company	1,952,646	—	1,952,646	—
Investments in securities	174,076	130,632	414,947	642,814
Net change in unrealized gain (loss) on:
Futures, futures options, swaps and forward contracts	(334,396)	(2,067,382)	(7,417,666)	457,781
Investments in private investment company and SMFSF	1,008,508	—	4,010,239	2,882,001
Investments in securities	(298,371)	(241,735)	(952,880)	80,889
Exchange membership	4,750	(3,750)	14,750	3,000
Brokerage commissions and trading expenses	(281,412)	(350,451)	(833,626)	(1,196,755)
Net realized and changed in unrealized gain (loss) on investments	(899,450)	959,439	15,707,831	(16,823,802)

Net investment income (loss)
Income
Interest income (loss)	193,609	437,427	754,281	2,109,841

Expenses
Trading Advisor management fee	595,425	688,066	1,832,673	2,318,959
Trading Advisor incentive fee	405,193	—	1,205,864	213,562
Cash manager fees	36,825	39,995	112,720	140,311
General Partner management and performance fees	605,298	717,433	1,873,853	2,366,584
Selling agent fees – General Partner	551,915	668,372	1,713,453	2,154,202
Broker dealer servicing fees – General Partner	21,644	24,393	66,469	84,359
General Partner 1% allocation	(31,040)	(9,568)	90,942	(226,740)
Administrative expenses – General Partner	181,818	215,451	562,835	682,075
Total expenses	2,367,078	2,344,142	7,458,809	7,733,312
Net investment income (loss)	(2,173,469)	(1,906,715)	(6,704,528)	(5,623,471)
Net income (loss)	$(3,072,919)	$(947,276)	$9,003,303	$(22,447,273)

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Operations (continued)

For the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)

	Three Months Ended September 30, 2021
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(83.80)	$(18.43)	$(18.26)	$(105.93)	$(15.32)	$(17.13)
Net income (loss) per unit†	$(83.16)	$(18.43)	$(18.26)	$(104.96)	$(15.31)	$(17.03)

Weighted average number of units outstanding	27,110.9034	340.7057	38.0000	6,607.0765	256.4767	6,695.07

	Three Months Ended September 30, 2020
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(27.22)	$(3.82)	$(4.06)	$(17.57)	$(0.69)	$(2.45)
Net income (loss) per unit†	$(24.43)	$0.74	$(4.05)	$(5.66)	$(0.69)	$(1.41)

Weighted average number of units outstanding	36,341.2288	649.5844	86.0607	8,392.2071	256.4767	8,519.9528

	Nine Months Ended September 30, 2021
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$192.05	$61.32	$58.37	$392.45	$73.68	$67.00
Net income (loss) per unit†	$195.48	$55.60	$51.62	$399.94	$73.69	$68.67

Weighted average number of units outstanding	28,981.9716	413.9924	52.4182	7,005.1154	256.4767	7,158.00

	Nine Months Ended September 30, 2020
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(404.80)	$(94.84)	$(93.23)	$(558.01)	$(86.18)	$(91.38)
Net income (loss) per unit†	$(403.66)	$(84.65)	$(93.22)	$(596.47)	$(140.69)	$(88.56)

Weighted average number of units outstanding	38,653.3929	648.3118	86.0607	9,647.1662	1,012.7925	9,993.0700

†	(based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	2021	2020
Cash flows from operating activities
Net income (loss)	$9,003,303	$(22,447,273)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures, futures options, forwards contracts and swap contracts	7,358,760	(457,781)
Net realized and change in unrealized (gain) loss on SMFSF, private investment company, securities and certificates of deposit	(5,424,952)	(852,554)
Purchases of securities	(281,462,505)	(420,488,074)
Proceeds from disposition of SMFSF, private investment company, securities and certificates of deposit	295,793,782	477,660,470
Exchange Membership	(14,750)	(3,000)
Changes in
Trading Advisor management fee payable	(61,619)	(321,262)
Trading Advisor incentive fee payable	864,756	(602,408)
Commissions and other trading fees payable on open contracts	(8,854)	(22,302)
Cash Manager fees payable	(5,474)	28,469
General Partner management and performance fees payable	(26,087)	(86,493)
General Partner 1% allocation receivable/payable	210,815	(307,217)
Selling agent fees payable – General Partner	(26,302)	(70,564)
Broker dealer servicing fees payable – General Partner	(700)	(3,556)
Administrative fee payable – General Partner	(7,738)	9,712
Dividend and interest payable	2,007	--
Net cash provided by (used in) operating activities	26,194,442	32,036,167

Cash flows from financing activities
Subscriptions	653,492	633,656
Subscriptions received in advance	750,000	18,657
Redemptions	(30,399,388)	(48,320,990)
Net cash provided by (used in) financing activities	(28,995,896)	(47,668,677)

Net increase (decrease) in cash and cash equivalents	(2,801,454)	(15,632,510)
Cash and cash equivalents, beginning of period	50,569,879	69,988,877
Cash and cash equivalents, end of period	$47,768,425	$54,356,367

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$40,817,333	$44,461,686
Cash and cash equivalents not in broker trading accounts	6,951,092	9,894,681
Total end of period cash and cash equivalents	$47,768,425	$54,356,367

Supplemental disclosure of cash flow information
Prior period redemptions paid	$5,585,666	$4,780,643
Prior period subscriptions received in advance	$33,000	$266,000

Supplemental schedule of non-cash financing activities
Redemptions payable	$1,206,869	$3,120,444

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

	Class A	Class A2	Class A3	Class B	Class I	Class R	Total
2021
Balance at December 31, 2020	$118,745,248	$523,333	$83,577	$45,043,756	$262,500	$7,779,218	$172,437,632
Net income (loss)	1,006,946	6,418	939	593,906	4,196	108,243	1,720,648
Subscriptions	136,000	—	—	33,000	—	—	169,000
Redemptions	(8,297,140)	(184,599)	(47,162)	(2,362,895)	—	(545,734)	(11,437,530)
Transfers	(125,790)	—	—	125,790	—	—	—
Balance at March 31, 2021	111,465,264	345,152	37,354	43,433,557	266,696	7,341,727	162,889,750
Net income (loss)	6,912,990	22,877	2,461	2,901,251	18,630	497,365	10,355,574
Subscriptions	72,492	—	—	300,000	—	—	372,492
Redemptions	(5,789,986)	—	—	(2,683,935)	—	(405,815)	(8,879,736)
Transfers	(93,729)	—	—	93,729	—	—	—
Balance at June 30, 2021	112,567,031	368,029	39,815	44,044,602	285,326	7,433,277	164,738,080
Net income (loss)	(2,254,471)	(6,278)	(694)	(693,507)	(3,927)	(114,042)	(3,072,919)
Subscriptions	75,000	—	—	70,000	—	—	145,000
Redemptions	(4,190,773)	—	—	(1,282,322)	—	(230,230)	(5,703,786)
Transfers	(60,539)	—	—	60,539	—	—	—
Balance at September 30, 2021	$106,136,248	$361,751	$39,121	$42,199,312	$281,399	$7,089,005	$156,106,836

2020
Balance at December 31, 2019	$166,191,101	$544,240	$86,512	$66,498,788	$1,846,574	$13,081,928	$248,249,143
Net income (loss)	(16,192,422)	(64,315)	(8,692)	(6,549,700)	(179,354)	(1,018,379)	(24,012,862)
Subscriptions	303,803	98,000	—	113,000	—	—	514,803
Redemptions	(9,387,547)	—	—	(4,207,077)	—	(2,777,516)	(16,372,140)
Transfers	(219,684)	—	—	219,684	—	—	—
Balance at March 31, 2020	140,695,251	577,925	77,820	56,074,695	1,667,220	9,286,033	208,378,944
Net income (loss)	1,477,399	8,956	1,018	842,989	37,036	145,467	2,512,865
Subscriptions	34,611	87,300	—	—	—	—	121,911
Redemptions	(7,922,275)	—	—	(6,946,258)	(1,458,476)	(1,108,126)	(17,435,135)
Transfers	(296,736)	—	—	296,736	—	—	—
Balance at June 30, 2020	133,988,250	674,181	78,838	50,268,162	245,780	8,323,374	193,578,585
Net income (loss)	(887,660)	480	(349)	(47,531)	(176)	(12,040)	(947,276)
Subscriptions	262,942	—	—	—	—	—	262,942
Redemptions	(6,934,702)	(95,255)	—	(5,193,763)	—	(629,796)	(12,853,516)
Transfers	—	—	—	—	—	—	—
Balance at September 30, 2020	$126,428,830	$579,406	$78,489	$45,026,868	$245,604	$7,681,538	$180,040,735

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Nine Months Ended September 30, 2021 and 2020

(Unaudited)

Units

	Class A	Class A2	Class A3	Class B	Class I	Class R
2021
Balance at December 31, 2020	31,093.6903	523.0963	86.0607	7,397.6586	256.4767	7,667.4336
Subscriptions	36.3455	—	—	5.4197	—	—
Redemptions	(2,171.6400)	(182.39)	(48.06)	(386.6001)	—	(531.8037)
Transfers	(33.6170)	—	—	21.0531	—	—
Balance at March 31, 2021	28,924.7788	340.7057	38.0000	7,037.5313	256.4767	7,135.6299
Subscriptions	18.0915	—	—	48.6089	—	—
Redemptions	(1,429.2377)	—	—	(414.4382)	—	(370.1843)
Transfers	(23.3916)	—	—	14.5840	—	—
Balance at June 30, 2021	27,490.2410	340.7057	38.0000	6,686.2860	256.4767	6,765.4456
Subscriptions	18.5156	—	—	10.6510	—	—
Redemptions	(1,032.5974)	—	—	(195.2806)	—	(211.1318)
Transfers	(14.8520)	—	—	9.2108	—	—
Balance at September 30, 2021	26,461.3072	340.7057	38.0000	6,510.8672	256.4767	6,554.3138

2020
Balance at December 31, 2019	41,522.9804	526.3226	86.0607	10,608.5075	1,769.1082	12,549.5403
Subscriptions	78.0348	94.7700	—	18.1358	—	—
Redemptions	(2,342.9460)	—	—	(731.9210)	—	(2,664.7698)
Transfers	(57.3538)	—	—	36.5057	—	--
Balance at March 31, 2020	39,200.7154	621.0963	86.0607	9,931.2280	1,769.1082	9,884.7705
Subscriptions	9.6434	93.8200	—	—	—	—
Redemptions	(2,165.2172)	—	—	(1,206.6858)	(1,512.6315)	(1,155.4273)
Transfers	(80.9194)	—	—	51.3267	—	—
Balance at June 30, 2020	36,964.2222	714.9178	86.0607	8,775.8689	256.4767	8,729.3432
Subscriptions	71.4333	—	—	—	—	—
Redemptions	(1,893.0586)	(98.0000)	—	(890.8515)	—	(652.3659)
Transfers	—	—	—	—	—	8,076.9773
Balance at September 30, 2020	35,142.5969	616.9178	86.0607	7,885.0174	256.4767	8,076.9773

Net Asset Value per Unit

	Class A	Class A2	Class A3	Class B	Class I	Class R

September 30, 2021	$4,011.00	$1,061.77	$1,029.52	$6,481.37	$1,097.17	$1,081.58
December 31, 2020	3,818.95	1,000.45	971.15	6,088.92	1,023.49	1,014.58
September 30, 2020	3,597.59	939.20	912.02	5,710.43	957.61	951.04
December 31, 2019	4,002.39	1,034.04	1005.25	6,268.44	1,043.79	1,042.42

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

At September 30, 2021, the Fund did not own any Class I shares of the Steben Managed Futures Strategy Fund (“SMFSF”), having fully liquidated its investment during January 2020. SMFSF was a non-diversified series of shares of beneficial interest of Steben Alternative Investment Funds (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end investment company. SMFSF reorganized into shares of another mutual fund and is no longer operating so the Fund will make no further investments in SMFSF.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended September 30, 2021 and year ended December 31, 2020, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through September 30, 2021. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2017.

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

None at this time.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

Futures Portfolio Fund, Limited Partnership

Footnote 2: Fair Value Disclosure

September 31, 2021 and December 31, 2020

At September 30, 2021
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$477,086	$—	$—	$477,086
Net open future options contracts*	219,579	—	—	219,579
Net unrealized gain (loss) on open forward currency contracts*	—	(61,147)	—	(61,147)
Cash and cash equivalents:
Money market funds	2,869,826	—	—	2,869,826
Investment in private investment company	—	—	5,505,088	5,505,088
Investment in securities:
U.S. Treasury securities*	12,137,942	—	—	12,137,942
Asset backed securities*	—	8,329,556	—	8,329,556
Commercial paper*	—	20,398,671	—	20,398,671
Corporate notes*	—	64,868,379	—	64,868,379
Exchange membership	—	65,750	—	65,750
Total	$15,704,433	$93,601,209	$5,505,088	$114,810,730

*	See the condensed schedule of investments for further description.

At December 31, 2020
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$8,169,982	$—	$—	$8,169,982
Net open futures options contracts*	150,900	—	—	150,900
Net unrealized gain (loss) on open forward currency contracts*	—	(17,929)	—	(17,929)
Cash and cash equivalents:
Money market funds	1,413,139	—	—	1,413,139
Investment in securities:
U.S. Treasury securities*	12,228,514	—	—	12,228,514
Asset backed securities*	—	8,224,234	—	8,224,234
Commercial paper*	—	21,596,100	—	21,596,100
Corporate notes*	—	77,788,438	—	77,788,438
Exchange membership	—	51,000	—	51,000
Total	$21,962,535	$107,641,843	$—	$129,604,378

*	See the condensed schedule of investments for further description.

There were no holdings at December 31, 2020, or during the period then ended, that were valued at NAV.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At September 30, 2021, the Fund’s derivative contracts had the following impact on the statements of financial condition:

At September 30, 2021	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts: Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,215,467	$(285,760)	$929,707
Currencies	542,688	(342,096)	200,592
Energy	3,575,320	(192,650)	3,382,670
Equity indices	525,100	(2,422,320)	(1,897,220)
Interest rate instruments	712,266	(3,108,422)	(2,396,156)
Metals	8,235,795	(7,978,302)	257,493
Net unrealized gain (loss) on open futures contracts	$14,806,636	$(14,329,550)	$477,086

Net open futures options contracts
Interest Rate instruments	$313,332	$(93,753)	$219,579

Net unrealized gain (loss) on open forward currency contracts	$3,911,764	$(3,972,911)	$(61,147)

 At September 30, 2021, there were 12,235 open futures contracts, 740 open futures options contracts and 6,280 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at September 30, 2021 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank AG	$(618,922)	$—	$—	$(618,922)
Deutsche Bank Securities, Inc.	595,502	—	—	595,502
JP Morgan Securities, LLC	219,579	—	—	219,579
Société Générale International Limited	439,359	—	—	439,359
Total	$635,518	$—	$—	$635,518

For the three and nine months ended September 30, 2021, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(584,103)	$728,912	$4,365,731	$(1,133,067)
Currencies	(294,725)	260,831	(277,713)	(18,185)
Energy	3,827,948	1,733,873	11,083,141	2,919,774
Equity indices	(411,515)	(2,078,304)	14,206,897	(4,626,288)
Interest rate instruments	(2,410,548)	(2,356,504)	(8,887,150)	(2,970,287)
Metals	(230,540)	63,420	2,646,080	(1,864,848)
Total futures contracts	(103,483)	(1,647,772)	23,136,986	(7,692,901)

Futures options contracts
Energy	45,100	—	45,100	—
Equity indices	—	—	(435,238)	157,775
Interest rate instruments	—	160,672	—	160,673
Total futures options contracts	45,100	160,672	(390,138)	318,448

Forward currency contracts	(3,015,263)	1,153,289	(4,329,601)	(43,218)

Swap contracts	(36,526)	(585)	84,321	5
Total futures, futures options, swap and forward contracts	$(3,110,172)	$(334,396)	$18,501,568	$(7,417,666)

 For the three months ended September 30, 2021, the number of futures contracts closed was 111,391, the number of futures options contracts closed was 820 and the number of forward currency contracts closed was 105,618. For the nine months ended September 30, 2021, the number of futures contracts closed was 330,842, the number of futures options contracts closed was 1,546 and the number of forward currency contracts closed was 290,328.

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

At September 30, 2021 and December 31, 2020, the majority shareholder of the General Partner did not have an investment balance in the Fund. The following fees are paid to the General Partner:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, A3, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, A3, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears. For the three-month and nine-month periods ended September 30, 2021, the General Partner did not earn a General Partner performance fee.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

▪	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the Fund, payable in arrears to the General Partner. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

5.	Trading Advisors and Cash Managers

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

Principal Global Investors, LLC serves as the cash manager for the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.13% and 0.13% of the investments in securities and certificates of deposit as of the period ended September 30, 2021 and 2020, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund maintains assets, including cash, equity in futures and forward currency contracts, and investments in securities, with brokers, subject to CFTC regulations and various exchange and broker requirements. At September 30, 2021 and December 31, 2020, the Fund had assets totaling $41,452,851 and $52,822,150, respectively, with brokers and margin deposit requirements of $25,292,004 and $31,615,705, respectively.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at September 30, 2021.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$12,137,942	$15,598,965	$61,828,140	$8,329,556	$97,894,603	62.70%
Ireland	—	1,199,949	—	—	1,199,949	0.77%
Germany	—	1,199,988	—	—	1,199,988	0.77%
United Kingdom	—	1,199,988	—	—	1,199,988	0.77%
Finland	—	—	3,040,239	—	3,040,239	1.95%
Norway	—	1,199,781	—	—	1,199,781	0.77%
Total	$12,137,942	$20,398,671	$64,868,379	$8,329,556	$105,734,548	67.73%

The following table presents the exposure at December 31, 2020.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$12,228,514	$8,398,447	$70,749,507	$8,224,234	$99,600,702	57.76%
Canada	—	2,399,177	—	—	2,399,177	1.39%
Ireland	—	2,399,845	—	—	2,399,845	1.39%
United Kingdom	—	2,399,851	—	—	2,399,851	1.39%
Hong Kong	—	—	4,000,771	—	4,000,771	2.32%
Sweden	—	1,199,597	—	—	1,199,597	0.70%
Finland	—	—	3,038,160	—	3,038,160	1.76%
Australia	—	3,599,443	—		3,599,443	2.09%
Singapore	—	1,199,740	—		1,199,740	0.70%
Total	$12,228,514	$21,596,100	$77,788,438	$8,224,234	$119,837,286	69.50%

9.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at September 30, 2021, the statements of operations for the three and nine months ended September 30, 2021 and 2020, the statements of cash flows and statement of changes in partners’ capital (net asset value) for the nine months ended September 30, 2021 and 2020, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at September 30, 2021, results of operations, cash flows and changes in partners’ capital (net asset value) for the three and nine months ended September 30, 2021 and 2020. The results of operations for the three and nine months ended September 30, 2021 and 2020 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three and nine months ended September 30, 2021 and 2020, assuming the unit was outstanding throughout the entire period:

	Three Months Ended September 30, 2021
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,094.80	$1,080.20	$1,047.78	$6,587.30	$1,112.49	$1,098.71

Net realized and change in unrealized gain (loss) on investments (1)	(23.22)	(6.20)	(6.01)	(37.61)	(6.42)	(6.27)
Net investment income (loss) (1)	(60.58)	(12.23)	(12.25)	(68.32)	(8.90)	(10.86)
Total income (loss) from operations	(83.80)	(18.43)	(18.26)	(105.93)	(15.32)	(17.13)

Net asset value per unit, end of period	$4,011.00	$1,061.77	$1,029.52	$6,481.37	$1,097.17	$1,081.58

Total return (4)	(2.05)%	(1.71)%	(1.74)%	(1.61)%	(1.38)%	(1.56)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	6.62%	5.11%	5.26%	4.77%	3.75%	4.57%
General Partner 1% allocation	(0.02)%	(0.02)%	(0.02)%	(0.02)%	(0.01)%	(0.02)%
Net total expenses	6.60%	5.09%	5.24%	4.75%	3.74%	4.55%

Net investment income (loss) (2) (3) (5)	(6.14)%	(4.63)%	(4.78)%	(4.28)%	(3.27)%	(4.09)%

	Three Months Ended September 30, 2020
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$3,624.81	$943.02	$916.08	$5,728.00	$958.30	$953.49

Net realized and change in unrealized gain (loss) on investments (1)	14.37	3.74	3.58	22.45	3.70	3.72
Net investment income (loss) (1)	(41.59)	(7.56)	(7.64)	(40.02)	(4.39)	(6.17)
Total income (loss) from operations	(27.22)	(3.82)	(4.06)	(17.57)	(0.69)	(2.45)

Net asset value per unit, end of period	$3,597.59	$939.20	$912.02	$5,710.43	$957.61	$951.04

Total return (4)	(0.75)%	(0.41)%	(0.44)%	(0.31)%	(0.07)%	(0.26)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	5.58%	4.30%	4.23%	3.81%	2.72%	3.57%
General Partner 1% allocation	(0.01)%	0.00%	0.00%	0.00%	0.00%	0.00%
Net total expenses	5.57%	4.30%	4.23%	3.81%	2.72%	3.57%

Net investment income (loss) (2) (3) (5)	(4.65)%	(3.33)%	(3.31)%	(2.86)%	(1.81)%	(2.63)%

	Nine Months Ended September 30, 2021
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$3,818.95	$1,000.45	$971.15	$6,088.92	$1,023.49	$1,014.58

Net realized and change in unrealized gain (loss) on investments (1)	367.24	94.53	90.33	589.52	99.73	98.38
Net investment income (loss) (1)	(175.19)	(33.21)	(31.96)	(197.07)	(26.05)	(31.38)
Total income (loss) from operations	192.05	61.32	58.37	392.45	73.68	67.00

Net asset value per unit, end of period	$4,011.00	$1,061.77	$1,029.52	$6,481.37	$1,097.17	$1,081.58

Total return (4)	5.03%	6.13%	6.01%	6.45%	7.20%	6.60%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	6.57%	5.13%	5.26%	4.73%	3.74%	4.54%
General Partner 1% allocation	0.05%	0.06%	0.06%	0.06%	0.07%	0.07%
Net total expenses	6.62%	5.19%	5.32%	4.79%	3.81%	4.61%

Net investment income (loss) (2) (3) (5)	(5.96)%	(4.50)%	(4.60)%	(4.12)%	(3.14)%	(3.93)%

	Nine Months Ended September 30, 2020
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,002.39	$1,034.04	$1,005.25	$6,268.44	$1,043.79	$1,042.42

Net realized and change in unrealized gain (loss) on investments (1)	(289.38)	(74.32)	(72.80)	(456.65)	(78.67)	(75.21)
Net investment income (loss) (1)	(115.42)	(20.52)	(20.43)	(101.36)	(7.51)	(16.17)
Total income (loss) from operations	(404.80)	(94.84)	(93.23)	(558.01)	(86.18)	(91.38)

Net asset value per unit, end of period	$3,597.59	$939.20	$912.02	$5,710.43	$957.61	$951.04

Total return (4)	(10.11)%	(9.17)%	(9.27)%	(8.90)%	(8.26)%	(8.77)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	5.64%	4.31%	4.31%	3.84%	3.10%	3.78%
General Partner 1% allocation	(0.11)%	(0.09)%	(0.10)%	(0.10)%	(0.17)%	(0.09)%
Net total expenses	5.53%	4.22%	4.21%	3.74%	2.93%	3.69%

Net investment income (loss) (2) (3) (5)	(4.31)%	(2.98)%	(3.01)%	(2.48)%	(1.39)%	(2.41)%

Total returns are calculated based on the change in value of a Class A, A2, A3, B, I or R Unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	The net investment income (loss) per unit is calculated by dividing the net investment income (loss) by the average number of Class A, A2, A3, B, I or R Units outstanding during the period. Net realized and change in unrealized gain (loss) on investments is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of net realized and change in unrealized gain (loss) on investment per unit due to the timing of investment gains and losses during the period relative to the number of units outstanding.

(2)	The net investment income (loss) includes interest income and excludes net realized and net change in unrealized gain (loss) from investment activities as shown in the statements of operations. The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net investment gain (loss) in the statements of operations. The resulting amount is divided by the average net asset value for the period.

(3)	Ratios have been annualized.

(4)	Ratios have not been annualized.

(5)	Ratio excludes General Partner 1% allocation.

12. Subsequent Events

Subsequent to September 30, 2021, there were $850,000 of contributions and an estimated $4,323,341 of redemptions from the Fund.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of September 30, 2021 were as follows:

Sector	Risk Allocation	Net Position
Agriculture	12%	Long
Energy	26%	Long
Metals	5%	Long Base, Short Precious
Currencies	24%	Short USD
Equity indices	18%	Long
Interest rates	15%	Long

The dominant strategy employed by the Fund’s trading advisors is trend-following. As such, the largest positions tend to reflect the strongest current market trends. At the end of September 30, 2021, the Fund had was positioned long bonds, long stocks, and long the US Dollar, particularly against the Euro. In commodity markets, positions were modestly sized. The Fund was short in agricultural futures, short in energy, short in base metals and long in precious metals. These positions can and do evolve over time depending on prevailing market trends and managers’ trading signals.

Results of Operations

The returns for each Class of Units for the nine months ended September 30, 2021 and 2020 were:

Class of Units	2021	2020
Class A	5.03%	(10.11)%
Class A2	6.13%	(9.17)%
Class A3	6.01%	(9.27)%
Class B	6.45%	(8.90)%
Class I	7.20%	(8.26)%
Class R	6.60%	(8.77)%

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

July

Markets provided conflicting signals in July as the S&P 500 reached a new all-time high while global bond yields moved lower and, in the U.S., the yield curve flattened. The rapid spread of the Delta variant along with the more hawkish rhetoric from the Federal Reserve has shifted the economic outlook narrative. While fiscal and monetary policy remain supportive, market participants perhaps increasingly anticipate that future economic growth will not spiral out of control. This view was reinforced by the +6.5% rise in the second quarter U.S. GDP growth, well below the +8.5% consensus expectation. Commodity markets were mixed during the month as energy and industrial metals prices generally rose while agricultural commodity prices declined. The U.S. dollar declined slightly versus other major currencies.

Futures Portfolio Fund returns were slightly positive in July as positive contributions from fixed income trading more than offset losses by currency markets. In fixed income, long exposure in the U.S. and Europe benefitted from the downward move in global bond yields with the strongest contributions from the U.S. Treasury Bond, Australian 10-year, and the Euro Bund. Trading in foreign currency markets versus the U.S. dollar was unprofitable with the largest losses from short Euro and Yen positions. Commodity markets had small gains led by profitable long energy exposure, partially offset by small losses in agricultural and metal markets. Equity trading was slightly unprofitable led by losses from long positions in Asian markets, notably the Nikkei and Hang Seng. The Fund finished with a net gain of 0.18%, 0.30%, 0.28%, 0.33%, 0.41% and 0.35% for Class A, A2, A3, B, I, and R Units, respectively.

August

Global equity prices advanced during the month, supported by strong second quarter earnings and dovish comments from Fed Chair Jerome Powell. The Fed Chair reiterated his view that recent high inflation is likely transitory and that the Fed needs to be mindful of risks of tapering too aggressively while reassuring investors that rate hikes are not expected for some time. Meanwhile, economic growth showed signs of stalling, culminating in the jobs report that showed August nonfarm payroll growth of only 235,000 versus expectations for 720,000. Consumer confidence also slumped to its lowest level since February of this year. Global bond yields moved higher in August, both in the U.S. and international markets, while the U.S. Dollar slipped from a nine-month high on the dovish Fed comments. Commodity prices were down slightly in August, as oil prices declined sharply on concerns that the spike in COVID-19 cases globally would threaten the recovery in demand.

Futures Portfolio Fund’s returns were negative in August as the positive contributions from equity trading were offset by losses in fixed income and, to a lesser extent, commodities, and currency markets. In equities, persistent long U.S. exposure during the month produced the largest gains. Fixed income losses were primarily attributable to trading in European markets, particularly long positions in the Euro Bund and Buxl. Foreign currency trading was mixed, but overall had a small loss with a long Canadian Dollar position the most notable detractor. In commodities, gains from trading softs, natural gas, power, and precious metals were more than offset by losses in oil & oil products, grains, and base metal markets. The Fund finished with a net loss of (1.26)%, (1.14)%, (1.16)%, (1.11)%, (1.03)% and (1.09)% for Class A, A2, A3, B, I, and R Units, respectively.

September

Many global markets reversed course in September, leaving investors unsure about future Central Bank policy, world-wide economic growth, and the pandemic’s lasting impact. The S&P 500 Index was down -4.65% during the month of September. This pullback was concentrated in large cap technology names as represented by the NASDAQ which was down -5.31% during September. This sell off was heavily influenced by upward moving yields due to widespread inflation fears. Yields on the U.S. 10-year Treasury note finished the month at 1.53%, up from 1.30% at the end of August, a level not seen since June of this year. Initial unemployment claims ticked upward to 362,000 during the last week of September, up from 310,000 claims at the start of the month, a record low since the start of the pandemic. The U.S. Dollar continued its upward trend versus most major currencies against the backdrop of hawkish comments by the Federal Reserve. Oil prices remained at elevated levels as global travel continues to slowly return, closing the month at $75.03 a barrel, up over +50% this year.

Futures Portfolio Fund returns were slightly negative in September as positive contributions from Energy trading were offset by losses in fixed income and, to a lesser extent, equities. In energy, persistent long European natural gas and power markets contributed the most as gas supply concerns drove prices higher. Fixed income losses were primarily attributable to trading in U.S. and European markets, particularly long positions on the mid to long end of the U.S. Treasury yield curve. In foreign currency trading, relatively small gains came from long U.S. Dollar positioning, particularly against the Euro and Yen. The Fund finished with a net loss of (0.98)%, (0.86)%, (0.88)%, (0.83)%, (0.75)% and (0.81)% for Class A, A2, A3, B, I, and R Units, respectively.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at September 30, 2021 and December 31, 2020. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	September 30, 2021		December 31, 2020
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$843,740	0.54%	$505,567	0.28%
Currencies	1,747,617	1.11	1,552,560	0.87
Energy	1,823,592	1.16	561,558	0.32
Equity indices	1,269,834	0.81	1,851,928	1.04
Interest rate instruments	1,067,373	0.68	1,450,921	0.82
Metals	374,146	0.24	995,154	0.56
Single stock futures	—	—	392	0.00
Total	$7,126,302	4.53%	$6,918,080	3.90%

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

The following were the primary trading risk exposures of the Fund as of September 30, 2021, by market sector.

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

The following represent non-trading risk exposures of the Fund as of September 30, 2021.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at September 30, 2021 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended September 30, 2021. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended September 30, 2021 were as follows:

	July	August	September	Total
A Units
Units redeemed	(347.5733)	(461.3816)	(238.4945)	(1,047.4494)
Average net asset value per unit	$4,102.22	$4,050.63	$4,011.00	$4,058.73

A2 Units
Units redeemed	—	—	—	—
Average net asset value per unit	—	—	—	—

A3 Units
Units redeemed	—	—	—	—
Average net asset value per unit	—	—	—	—

B Units
Units redeemed	(112.7036)	(41.3374)	(41.2396)	(195.2806)
Average net asset value per unit	$6,909.08	$6,535.68	$6,481.37	$6,566.57

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	—	—	—	—

R Units
Units redeemed	—	(211.1318)	—	(211.1318)
Average net asset value per unit	—	$1,090.46	—	$1,090.46

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed herewith of incorporated by reference.

Exhibit No.	Description of Exhibit

1.1(a)	Form of Selling Agreement

3.1(a)	Maryland Certificate of Limited Partnership

4.1(a)	Limited Partnership Agreement

10.1(a)	Form of Subscription Agreement

31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement (File no. 000-50728) filed on April 29, 2004 on Form 10 under the 1934 Act, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Dated: November 12, 2021		Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company LLC
General Partner

	By:	/s/ Kevin M. Kinzie
	Name:	Kevin M. Kinzie
	Title:	President, Chief Executive Officer and Director of the General Partner (Principal Executive Officer)

	By:	/s/ Jon C. Essen
	Name:	Jon C. Essen
	Title:	Chief Financial Officer and Director of the General Partner (Principal Financial and Accounting Officer)