Form 10-K
period 2021-12-31
FUTURES PORTFOLIO FUND L.P.
filed 2022-03-31
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

The Fund’s fiscal year ends each December 31 unless terminated earlier as provided in the Sixth Amended and Restated Limited Partnership Agreement (“Partnership Agreement”). At December 31, 2021, the capitalization of the Fund and net asset value per limited partner interest (“Units”) was as follows:

Class of Units	Capitalization	Net Asset Value per Unit
Class A	$104,241,918	$4,046.32
Class A2	366,207	1,074.85
Class A3	39,588	1,041.81
Class B	40,086,210	6,567.70
Class I	285,819	1,114.41
Class R	7,133,264	1,096.53
Total	$152,153,006

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

Through year-end, the Fund did not own any Class I shares of the Steben Managed Futures Strategy Fund (“SMFSF”), having fully liquidated its investment during January 2020. SMFSF was a non-diversified series of shares of beneficial interest of Steben Alternative Investment Funds (the “Trust”), a statutory trust organized under the laws of the State of Delaware, and is registered under the Investment Company Act of 1940, as amended (the “1940 Act”), as an open-end investment company.  SMFSF reorganized into shares of another mutual fund and is no longer operating so the Fund will make no further investments in SMFSF.

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

Trading Advisors

As of February 28, 2022, the Trading Advisors of the Fund and the allocation of the Fund’s trading level are reflected as follows:

% of Total Allocations
Crabel Capital Management, LLC	23.6%
Millburn Ridgefield Corporation	21.6%
Graham Capital Management, LP	16.0%
FORT, LP	10.8%
R.G. Niederhoffer Capital Management, Inc.	10.4%
East X, LLP	8.0%
Transtrend BV	9.6%
Fulcrum Asset Management LLP	0.0%

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

Potential Increase in Leverage

The General Partner may increase the leverage used with a particular Trading Advisor by the use of notional funds. Notional funds are used when a Trading Advisor is instructed to trade an account according to its trading system under the assumption that the account is larger than the actual cash or securities on hand. This additional leverage, while creating additional profit potential which the General Partner feels may be appropriate with certain Trading Advisors in light of the Fund’s multi-trader diversification, also increases the risk of loss to the Fund. It is anticipated that the General Partner will allocate between $1 and $2 to the Trading Advisors for every $1 of equity in the Fund. Throughout 2021, the Fund maintained a notional trading level of approximately $1.60 for every $1 of equity in the Fund.

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

Investment in Other Investment Pools

The Fund invests in other pools. The Fund expects to be liable to those pools (e.g., limited partners), only for the amount of its investment plus any undistributed profits. However, there can be no assurance in this regard, and the Fund might invest as a general partner if the situation warranted, and thus be liable for additional amounts. If the Fund does invest in other pools, investors in the Fund could be subject to additional fees, as the Fund would be charged fees by the other pools.

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

Termination of Fund

The Fund will have an indefinite lifetime, unless terminated earlier as provided in the Partnership Agreement. For example, the General Partner can withdraw as general partner on 90 days’ prior written notice, and such a withdrawal could result in termination of the Fund. The General Partner has no present intention of withdrawing and intends to continue the Fund business as long as it believes that it is in the best interest of all partners to do so. In addition, certain other events may occur which could result in early termination.

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

Holders

As of February 28, 2022, the number of holder of units by class were:

Unit Class	Unit Holders
A	1,425
A2	3
A3	1
B	549
I	2
R	77

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the year ended December 31, 2021.

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

Redemptions of Units during the fourth quarter 2021 were as follows:

	October	November	December	Total
A Units
Units redeemed	179.5178	289.1182	276.8874	745.5234
Average net asset value per unit	$4,184.10	$4,063.84	$4,046.32	$4,088.14

B Units
Units redeemed	80.5378	464.1665	25.2077	569.9120
Average net asset value per unit	$6,771.15	$6,586.32	$6,567.70	$6,609.08

R Units
Units redeemed	48.9991	—	—	48.9991
Average net asset value per unit	$1,130.12	$—	$—	$1,130.12

There were no redemptions of Class A2, A3 or I Units during the fourth quarter.

Item 6.	Selected Financial Data

The following selected financial data of the Fund as of and for the years ended December 31, 2021, 2020, 2019, 2018 and 2017 is derived from the financial statements that have been audited by RSM US LLP, the Fund’s independent registered public accountant. This financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with the Fund’s financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

Certain amounts in the selected financial information prior to 2021 have been reclassified to conform to the 2020 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

	For the Year Ended December 31,
	2021	2020	2019	2018	2017
Income Statement Items
Net gain (loss) from trading	$19,254,765	$(4,322,350)	$17,387,610	$(6,364,577)	$22,703,022
Interest income	926,861	2,478,658	7,294,584	5,924,353	5,288,556
Net total expenses	(9,512,311)	(10,023,816)	(16,714,998)	(15,947,441)	(26,412,159)
Net income (loss)	$10,669,315	$(11,867,508)	$7,967,196	$(16,387,665)	$1,579,419

Balance Sheet Items
Total assets	$154,982,789	$178,880,992	$255,340,394	$293,278,322	$372,685,946
Total partners’ capital (net asset value)	$152,153,006	$172,437,632	$248,249,143	$286,259,124	$357,535,425

Class A Units
Net asset value per unit	$4,046.32	$3,818.95	$4,002.39	$3,911.85	$4,146.91
Increase (decrease) in net asset value per unit	$227.37	$(183.44)	$90.54	$(235.06)	$50.88
Total return	5.95%	(4.58)%	2.31%	(5.67)%	1.24%

Class A2 Units (began trading 11/1/18)
Net asset value per unit	$1,074.85	$1,000.45	$1,034.04	$996.71	$—
Increase (decrease) in net asset value per unit	$74.40	$(33.59)	$37.33	$(3.29)	$—
Total return[2]	7.44%	(3.25)%	3.75%	(0.33)%	—

Class A3 Units (began trading 7/1/19)
Net asset value per unit	$1,041.81	$971.15	$1,005.25	$—	$—
Increase (decrease) in net asset value per unit	$70.66	$(34.10)	$5.25	$—	$—
Total return[1]	7.28%	(3.39)%	0.53%	—	—

Class B Units
Net asset value per unit	$6,567.70	$6,088.92	$6,268.44	$6,018.20	$6,266.93
Increase (decrease) in net asset value per unit	$478.78	$(179.52)	$250.24	$(248.73)	$186.46
Total return	7.86%	(2.86)%	4.16%	(3.97)%	3.07%

Class I Units
Net asset value per unit	$1,114.41	$1,023.49	$1,043.79	$992.59	$1,023.37
Increase (decrease) in net asset value per unit	$90.92	$(20.30)	$51.20	$(30.78)	$40.26
Total return	8.88%	(1.94)%	5.16%	(3.01)%	4.10%

Class R Units
Net asset value per unit	$1,096.53	$1,014.58	$1,042.42	$998.83	$1,038.05
Increase (decrease) in net asset value per unit	$81.95	$(27.84)	$43.59	$(39.22)	$38.05
Total return[3]	8.08%	(2.67)%	4.36%	(3.78)%	3.80%

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

The following unaudited supplementary summarized quarterly data are presented for the three-months ended March 31, June 30, September 30 and December 31, 2021 and 2020.

	March 31, 2021
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$1,006,946	$6,418	$939	$593,906	$4,196	$108,244
Increase (decrease) in net asset value per unit	34.68	12.60	11.86	82.78	16.36	14.30
Net asset value per unit	3,853.63	1,013.05	983.01	6,171.70	1,039.85	1,028.88
Ending net asset value	111,465,264	345,152	37,354	43,433,557	266,696	7,341,727

	June 30, 2021
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$6,912,990	$22,877	$2,461	$2,901,252	$18,630	$497,366
Increase (decrease) in net asset value per unit	241.17	67.15	64.77	415.60	72.64	83.61
Net asset value per unit	4,094.80	1,080.20	1,047.78	6,587.30	1,112.49	1,112.49
Ending net asset value	112,567,031	368,029	39,815	44,044,602	285,327	7,433,277

	September 30, 2021
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$(2,254,470)	$(6,278)	$(694)	$(693,507)	$(3,927)	$(114,043)
Increase (decrease) in net asset value per unit	(83.80)	(18.43)	(18.26)	(105.93)	(15.32)	(30.91)
Net asset value per unit	4,011.00	1,061.77	1,029.52	6,481.37	1,097.17	1,081.58
Ending net asset value	106,136,248	361,751	39,122	42,199,313	281,399	7,089,004

	December 31, 2021
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$962,433	$4,456	$467	$594,599	$4,420	$99,634
Increase (decrease) in net asset value per unit	35.32	13.08	12.29	86.33	17.24	14.95
Net asset value per unit	4,046.32	1,074.85	1,041.81	6,567.70	1,114.41	1,096.53
Ending net asset value	104,241,918	366,207	39,588	40,086,210	285,819	7,133,264

	March 31, 2020
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$(16,192,422)	$(64,315)	$(8,692)	$(6,549,700)	$(179,353)	$(1,018,379)
Increase (decrease) in net asset value per unit	(413.29)	(103.55)	(101.01)	(622.14)	(101.38)	(102.99)
Net asset value per unit	3,589.10	930.49	904.24	5,646.30	942.41	939.43
Ending net asset value	140,695,251	577,924	77,820	56,074,695	1,667,220	9,286,033

	June 30, 2020
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$1,477,399	$8,956	$1,018	$842,989	$37,036	$145,467
Increase (decrease) in net asset value per unit	35.71	12.53	11.84	81.70	15.89	14.06
Net asset value per unit	3,624.81	943.02	916.08	5,728.00	958.30	953.49
Ending net asset value	133,988,250	674,181	78,838	50,268,161	245,781	8,323,374

	September 30, 2020
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$(887,661)	$480	$(349)	$(47,530)	$(176)	$(12,039)
Increase (decrease) in net asset value per unit	(27.22)	(3.82)	(4.06)	(17.57)	(0.69)	(2.45)
Net asset value per unit	3,597.59	939.20	912.02	5,710.43	957.61	951.04
Ending net asset value	126,428,830	579,406	78,489	45,026,867	245,604	7,681,538

	December 31, 2020
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$7,138,206	$37,791	$5,088	$2,898,420	$16,896	$483,365
Increase (decrease) in net asset value per unit	221.36	61.25	59.13	378.49	65.88	63.54
Net asset value per unit	3,818.95	1,000.45	971.15	6,088.92	1,023.49	1,014.58
Ending net asset value	118,745,248	523,333	83,577	45,043,756	262,500	7,779,218

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During February 2021, the Fund removed Quantitative Asset Management as Trading Advisor. In March 2021, the Fund made an investment in a private investment company. In November 2021, the Fund added R.G. Niederhoffer Capital Management, Inc. as Trading Advisor.

Results of Operations

The returns for each class of Units for the years ended, or periods ended from inception to, December 31, 2021, 2020 and 2019 were:

Class of Units	2021	2020	2019
Class A	5.95%	(4.58)%	2.31%
Class A2	7.44%	(3.25)%	3.75%
Class A3†	7.28%	(3.39)%	0.53%
Class B	7.86%	(2.86)%	4.16%
Class I	8.88%	(1.94)%	5.16%
Class R	8.08%	(2.67)%	4.36%

† Inception date: July 1, 2019.

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

October

After a brief pause in September, the S&P 500 Index resumed its upward trend, up +7.01% in October, and up +26.56% for the year. Strong corporate earnings combined with robust economic growth and accommodative Federal Reserve actions pushed the S&P 500 and NASDAQ to all time highs. Amidst higher equity prices, rising inflation continued to be on the minds of investors as labor shortages and supply bottlenecks have the potential to magnify issues during the busy Holiday shopping season. Movement on the U.S. 10-year note was modest, edging higher 0.02%. The U.S. economy added 531,000 jobs in October, bringing the unemployment rate down to 4.6%, a change of -0.2%. Oil prices continued to climb, reflecting the rising demand for global manufacturing and travel. The price of West Texas Intermediate, soared over 11% in October to $83.57 per barrel, up from $75.03 per barrel at the end of September. So far in 2021, WTI has exploded over 70%.

Futures Portfolio Fund’s positive returns in October were driven by energy, currency, and equity trading, while metals modestly detracted. In energy, persistent long oil and oil product positioning contributed the most as higher demand coupled with supply concerns drove prices higher. In foreign currency trading, gains came from long U.S. Dollar positioning, particularly against the Euro and Yen. In metals trading, short positioning in precious metals detracted as prices rallied. Overall, the Fund finished the month with a net loss of 4.32%, 4.44%, 4.42%, 4.47%, 4.55% and 4.49% for Class A, A2, A3, B, I and R Units, respectively.

November

Despite a strong start to November for global markets, a new COVID-19 variant emerged, spooking investors late in the month and causing reversals in many of the prevailing market trends. The S&P 500 Index finished down -0.69% as investors transitioned to risk-off assets. Amongst the resurfacing virus concerns, inflation fears also weighed on investors as Federal Reserve Chair Jerome Powell acknowledged elevated prices may not be transitory and that the Fed may need to accelerate its tapering program. Bond yields ended November modestly lower as rising yields earlier in the month reversed sharply following the emergence of the Omicron variant. Despite the U.S. economy adding just half as many jobs as expected, the unemployment rate continued to drop and reached its lowest level since the pandemic began. Oil prices broke their year-long upward trend, as West Texas Intermediate plummeted over 20% in November to $66.18 per barrel, down from $83.57 at the end of October.

Futures Portfolio Fund’s negative returns in November were driven by energy, equities, and agricultural commodities, while interest rates contributed positively to performance. Despite the overall negative return for the month, the Fund’s diversified approach helped mitigate losses as trend-following strategies were hit hard by the reversal in markets while short-term and systematic macro strategies performed better. In energy, persistent long oil and oil product positioning detracted the most as demand concerns surrounding the new variant and the potential for oversupply pushed prices lower. Also detracting was long equity positioning, specifically in the U.S., which was positive for the fund until the Thanksgiving Holiday. In fixed income, long positions in European bonds contributed as investors fled to risk-off assets, driving bond prices higher. Overall, the Fund finished the month with a net gain of (2.87)%, (2.76)%, (2.77)%, (2.73)%, (2.65)% and (2.71)% for Class A, A2, A3, B, I and R Units, respectively.

December

The new COVID-19 variant, Omicron, dominated global markets in the early days of December. As many unanswered questions about the variant were resolved, and fears of another economic shutdown diminished, market participants returned to risk-on assets in the latter half of the month, as shown by the S&P 500 Index, finishing December up +4.48%. All eyes then turned to the Fed and the plan to accelerate the taper along with the ensuing path of interest rates. The seemingly milder variant, along with persistent inflation, reduced the chances of a dovish Fed. This perceived hawkishness by the market drove yields on the US 10-Year Treasury to 1.52% at the end of December, up from 1.43% a month earlier. Despite the U.S. unemployment rate continuing to drop since pandemic highs, investors have begun to scrutinize labor shortages and the subsequent impact on the economic recovery. Oil prices resumed their year-long upward trend, as West Texas Intermediate rose over +13% in December.

Futures Portfolio Fund’s modest negative returns in December were driven by interest rates and metals, while equity indices and agricultural commodities contributed positively to performance. In fixed income, persistent long bond positioning detracted as yields rose significantly into the end of the month against the backdrop of the more hawkish Fed. Also modestly detracting was short precious metal positioning, as prices ticked higher in December amid lingering inflation worries. In equity indices, long positions in U.S. equities contributed positively as investors shifted back to risk-on assets. Overall, the Fund finished the month with a net gain of (0.43)%, (0.32)%, (0.33)%, (0.28)%, (0.20)% and (0.27)% for Class A, A2, A3, B, I and R Units, respectively.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2021, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the significant non-trading risk exposures of the Fund as of December 31, 2021 and 2020.

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

Evaluation of Disclosure Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at December 31, 2021 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2021, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework published in 2013. Based on that assessment, management concluded that, as of December 31, 2021, the Fund’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework published in 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Section 16 (A) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires that reports of beneficial ownership of limited partner interests and changes in such ownership be filed with the SEC by Section 16 “reporting persons.” The Fund is required to disclose in this annual report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16(a) on a timely basis during the year ended December 31, 2021. During the year ended December 31, 2021, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

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

The following fees were paid by the Fund to the General Partner:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, A3, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, A3, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears. During 2021, 2020 and 2019, the General Partner earned $2,468,582, $3,033,908 and $4,033,876, respectively, in General Partner management fees.

▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units. The general partner performance fee is payable quarterly in arrears. During 2021, 2020 and 2019, the General Partner did not earn any General Partner performance fees in 2021, 2020 and 2019.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the statements of operations. The General Partner, in turn, pays the selling agent fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fee are retained by the General Partner. During 2021, 2020 and 2019, the General Partner earned $2,253,920, $2,775,636 and $3,606,761, respectively, in selling agent fees.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units and such amounts are included in selling agent and broker dealer servicing fees – General Partner in the statements of operations. The General Partner, in turn, pays the fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fee are retained by the General Partner. During 2021, 2020 and 2019, the General Partner earned $87,884, $107,087 and $146,324, respectively, in broker dealer servicing fees.

▪	Administrative Fee – each class of Units incur a monthly General Partner administrative fee equal to 1/12th of 0.45% of Fund net assets at the end of each month, payable in arrears. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other commodity pools with which the Fund may have investments). The General Partner uses a portion of this fee to pay third party service providers. During 2021, 2020 and 2019, the General Partner earned $741,482, $882,491 and $791,800, respectively, in administrative fees.

Additionally, each year the General Partner receives from the Fund 1% of any net income earned by the Fund or pays to the Fund 1% of any net loss incurred by the Fund. For the years ended December 31, 2021, 2020 and 2019, the General Partner received from or paid the Fund the following amounts:

Year	Received from the Fund	Paid to the Fund
2021	$107,771	$—
2020	—	119,874
2019	80,477	—
Total	$188,248	$119,874

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Fund has no officers or directors as its affairs are managed by the General Partner, and there are no securities authorized for issuance under an equity compensation plan.

At February 28, 2022, neither the General Partner, nor any of its officers owned any Units. The General Partner does participate in the profits or losses of the Fund through its general partner 1 percent allocation, in which it receives 1 percent of the profits or losses of the Fund.

At February 28, 2022, no person or group is known to have been the beneficial owner of more than 5% of the Units.

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

The following table sets forth the fees billed to the Fund for professional audit services provided by RSM US LLP, the Fund’s independent registered public accountant, for the audits of the Fund’s annual financial statements for the years ended December 31, 2021 and 2020, and fees billed for other professional services rendered by RSM US LLP during those years.

Fee Category	2021		2020
Audit fees(1)	$	$ 212,000	200,000
Audit-related fees		—	—
Tax fees(2)		24,000	24,000
All other fees		—	—
Total fees		$236,000	$224,000

(1)	Audit fees consist of fees for professional services rendered for the audit of the Fund’s financial statements and review of financial statements included in the Fund’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2)	Tax fees consist of fees for the preparation of original tax returns.

The General Partner’s Board of Directors pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms. The General Partner’s Board of Directors approved all the services provided by RSM US LLP during 2021 and 2020 to the Fund described above. The General Partner’s Board of Directors has determined that the payments made to RSM US LLP for these services during 2021 and 2020 are compatible with maintaining that firm’s independence.

Our independent registered public accounting firm is RSM US LLP, Chicago, IL, Auditor ID: 49.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

Futures Portfolio Fund, Limited Partnership

Report of Independent Registered Public Accounting Firm

Statements of Financial Condition as of December 31, 2021 and 2020

Condensed Schedule of Investments as of December 31, 2021

Condensed Schedule of Investments as of December 31, 2020

Statements of Operations for the Years Ended December 31, 2021, 2020 and 2019

Statements of Cash Flows for the Years Ended December 31, 2021, 2020 and 2019

Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2021, 2020 and 2019

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

Name	Title	Date
/s/ Kevin Kinzie Kevin Kinzie	Chief Executive Officer and managing member of the General Partner	March 30, 2022
/s/ Jon Essen Jon Essen	Chief Financial Officer of the General Partner	March 30, 2022

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Futures Portfolio Fund, Limited Partnership
Dated March 30, 2022
	By:	Steben & Company, LLC
General Partner

	By:	/s/ Kevin Kinzie
	Name:	Kevin Kinzie
	Title:	Chief Executive Officer and managing member of the General Partner

Report of Independent Registered Public Accounting Firm

To the Partners of Futures Portfolio Fund, Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Futures Portfolio Fund, Limited Partnership (the Fund) as of December 31, 2021 and 2020, the related statements of operations, cash flows, and changes in partners’ capital (net asset value) for the years then ended, and the related notes to the financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ RSM US LLP

We have served as the Fund’s auditor since 2007.

Chicago, Illinois

March 30, 2022

Futures Portfolio Fund, Limited Partnership

Statement of Financial Condition

December 31, 2021 and 2020

	2021	2020
Assets
Equity in broker trading accounts
Cash	$44,372,309	$44,519,197
Net unrealized gain (loss) on open futures contracts	(723,716)	8,169,982
Net open future options contracts (net premium paid $308,675)	—	150,900
Net unrealized gain (loss) on open forward currency contracts	328,039	(17,929)
Net unrealized gain (loss) on swap contracts	270,782	—
Total equity in broker trading accounts	44,247,414	52,822,150
Cash and cash equivalents	5,647,881	6,050,682
Investment in private investment company, at fair value (cost$ 782,292 and $0)	3,200,634	—
Investment in securities, at fair value (cost$ 102,304,347 and $119,021,021)	101,773,959	119,837,286
General Partner 1% allocation receivable	—	119,874
Exchange membership, at fair value (cost$ 189,000 and $189,000)	112,000	51,000
Dividend receivable	901	—
Total assets	$154,982,789	$178,880,992

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$225,938	$254,786
Trading Advisor incentive fees payable	721,914	—
Commissions and other trading fees payable on open contracts	22,309	30,761
Cash Managers fees payable	30,354	36,558
General Partner management and performance fees payable	192,096	223,028
General Partner 1% allocation payable	107,771	—
Selling Agent payable - General Partner	176,331	205,514
Broker dealer servicing fees payable - General Partner	6,718	7,784
Administrative fee payable - General Partner	57,037	66,263
Interest payable	3,384	—
Redemption payable	1,285,931	5,585,666
Subscriptions received in advance	—	33,000
Total liabilities	2,829,783	6,443,360

Partners’ Capital (Net Asset Value)
Class A Interests – 25,762.1732 and 31,093.6904 units
outstanding at December 31, 2021 and December 31, 2020, respectively	104,241,918	118,745,248
Class A2 Interests – 340.7072 and 523.0963 units
outstanding at December 31, 2021 and December 31, 2020, respectively	366,207	523,333
Class A3 Interests – 38.0000 and 86.0607 units
outstanding at December 31, 2021 and December 31, 2020, respectively	39,588	83,577
Class B Interests – 6,103.5404 and 7,397.6585 units
outstanding at December 31, 2021 and December 31, 2020, respectively	40,086,210	45,043,756
Class I Interests – 256.4767 and 256.4767 units
outstanding at December 31, 2021 and December 31, 2020, respectively	285,819	262,500
Class R Interests – 6,505.3148 and 7,667.4336 units
outstanding at December 31, 2021 and December 31, 2020, respectively	7,133,264	7,779,218
Total partners’ capital (net asset value)	152,153,006	172,437,632

Total liabilities and partners’ capital (net asset value)	$154,982,789	$178,880,992

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2021

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
4,500,000	9/15/23	U.S. Treasury	0.13%	$4,460,194	2.93%
6,000,000	10/31/23	U.S. Treasury	0.38%	5,970,104	3.92%
Total U.S. Treasury securities (cost: $10,451,673)				10,430,298	6.85%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
1,200,000	1/26/22	Mitsubishi UFJ Trust and Banking Corporation (USA)	0.20%	1,199,825	0.79%
Diversified financial services
1,200,000	1/6/22	Citigroup Global Markets Inc.	0.11%	1,199,979	0.79%
1,200,000	1/20/22	DCAT, LLC	0.12%	1,199,918	0.79%
1,200,000	1/5/22	Gotham Funding Corporation	0.09%	1,199,985	0.79%
1,100,000	2/18/22	ING (U.S.) Funding LLC	0.16%	1,099,765	0.72%
1,200,000	1/10/22	J.P. Morgan Securities LLC	0.11%	1,199,964	0.79%
1,200,000	4/1/22	Liberty Street Funding LLC	0.23%	1,199,310	0.79%
1,200,000	1/11/22	Manhattan Asset Funding Company LLC	0.11%	1,199,960	0.79%
1,200,000	1/11/22	National Rural Utilities Cooperative Finance Corporation	0.17%	1,199,937	0.79%
Food
1,200,000	1/12/22	Archer-Daniels-Midland Company	0.05%	1,199,978	0.79%
Water
1,200,000	1/4/22	American Water Capital Corp.	0.10%	1,199,987	0.79%
Total U.S. commercial paper (cost: $13,097,222)				13,098,608	8.62%

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2021

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,200,000	1/12/22	Nationwide Building Society	0.12%	$1,199,952	0.79%
Banks
1,200,000	2/7/22	DBS Bank Ltd.	0.15%	1,199,815	0.79%
1,200,000	1/14/22	DNB Bank ASA	0.11%	1,199,948	0.79%
1,200,000	2/15/22	KfW	0.12%	1,199,820	0.79%
Diversified financial services
1,200,000	1/20/22	Experian Finance plc	0.25%	1,199,835	0.79%
1,200,000	3/8/22	Glencove Funding DAC	0.24%	1,199,472	0.79%
Total foreign commercial paper (cost: $7,197,809)				7,198,842	4.74%
Total commercial paper (cost: $20,295,031)				20,297,450	13.36%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$4,000,000	5/1/22	Boeing Company	2.70%	4,042,997	2.66%
1,600,000	8/16/23	Raytheon Technologies Corporation	3.65%	1,684,350	1.11%
Automotive
4,000,000	6/14/24	NVIDIA Corporation	0.58%	3,964,887	2.61%
Banks
2,000,000	7/23/24	Bank of America Corporation	3.86%	2,118,449	1.39%
4,000,000	5/5/23	Credit Suisse AG, New York Branch	1.00%	4,013,970	2.64%
5,000,000	4/25/23	JPMorgan Chase & Co.	2.78%	5,056,552	3.32%
4,000,000	5/17/22	Truist Bank	2.80%	4,043,637	2.66%
4,250,000	1/24/24	Wells Fargo & Company	3.75%	4,531,975	2.98%
Diversified financial services
4,000,000	1/8/24	Athene Global Funding	0.95%	3,991,593	2.62%
2,700,000	4/1/24	Brookfield Finance LLC	4.00%	2,872,854	1.89%
4,600,000	3/8/24	Goldman Sachs Group, Inc.	0.67%	4,592,049	3.02%
600,000	12/7/23	The Bank of New York Mellon Corporation	0.35%	594,886	0.39%
Pharmaceuticals
4,000,000	5/16/22	Bristol-Myers Squibb Company	2.60%	4,047,412	2.66%
3,500,000	2/1/23	Zoetis Inc.	3.25%	3,612,107	2.37%
Telecommunications
4,000,000	2/9/22	Apple Inc.	2.50%	4,040,632	2.66%
3,500,000	6/30/22	AT&T Inc.	3.00%	3,527,728	2.32%
3,000,000	3/22/24	Verizon Communications Inc.	0.75%	2,987,465	1.96%
Total U.S. corporate notes (cost: $60,212,369)				59,723,543	39.26%

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2021

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$3,000,000	6/9/23	Nordea Bank Abp	1.00%	$3,008,775	1.98%
Total foreign corporate notes (cost: $2,996,910)				3,008,775	1.98%
Total corporate notes (cost: $63,209,279)				62,732,318	41.24%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
590,000	6/18/25	Americredit Automobile Receivables Trust 2020-3	0.53%	588,969	0.39%
350,000	12/16/24	CarMax Auto Owner Trust 2019-2	2.77%	358,066	0.24%
625,000	9/19/29	Carvana Auto Receivables Trust 2021-P3	0.38%	624,086	0.41%
210,000	6/9/25	Carvana Auto Receivables Trust, Series 2020-P1	0.44%	209,473	0.14%
45,202	12/15/23	Drive Auto Receivables Trust 2021-1	0.36%	45,208	0.03%
625,000	4/15/24	Ford Credit Auto Lease Trust 2021-B	0.24%	623,654	0.41%
371,000	8/15/28	Ford Credit Auto Owner Trust 2017-Rev1	2.62%	372,354	0.24%
410,834	8/15/24	Santander Consumer Auto Receivables Trust 2020-B	0.46%	410,767	0.27%
295,000	4/15/25	Santander Consumer Auto Receivables Trust 2020-B	0.00%	294,814	0.19%
183,585	4/15/24	Santander Drive Auto Receivables Trust 2021-2	0.28%	183,574	0.12%
593,233	3/20/25	TESLA 2021-A A2	0.36%	592,005	0.39%
126,149	12/15/23	World Omni Auto Receivables Trust 2020-C	0.35%	126,170	0.08%
94,072	6/17/24	World Omni Select Auto Trust 2020-A	0.47%	94,096	0.06%
Equipment
340,908	10/22/24	Dell Equipment Finance Trust 2019-2	1.91%	342,291	0.22%
130,397	6/22/22	Dell Equipment Finance Trust 2020-1	2.26%	130,602	0.09%
625,000	10/20/23	Dllmt 2021-1 Llc.	0.60%	623,777	0.41%
775,000	7/22/30	HPEFS Equipment Trust 2020-2	0.69%	775,720	0.51%
1,115,262	3/20/31	HPEFS Equipment Trust 2021-1_2	0.59%	1,113,334	0.73%
425,000	4/15/24	MMAF Equipment Finance LLC Series 2021-A	0.30%	424,579	0.28%
2,555	4/20/23	Verizon Owner Trust 2018-A	3.23%	2,563	0.00%
375,000	7/22/24	Verizon Owner Trust 2020-A	1.85%	377,791	0.25%
Total U.S. asset backed securities (cost: $8,348,364)				8,313,893	5.46%
Total investments in securities (cost: $102,304,347)				$101,773,959	66.91%

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2021

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$317,360	0.21%
Currencies	68,491	0.05%
Energy	655,067	0.43%
Equity indices	341,791	0.22%
Interest rate instruments	(224,600)	(0.15)%
Metals	3,611,395	2.37%
Net unrealized gain (loss) on open long U.S. futures contracts	4,769,504	3.13%

Short U.S. Futures Contracts
Agricultural commodities	(86,996)	(0.06)%
Currencies	(269,064)	(0.18)%
Energy	15,999	0.01%
Equity indices	13,694	0.01%
Interest rate instruments	181,212	0.12%
Metals	(3,648,365)	(2.40)%
Net unrealized gain (loss) on open short U.S. futures contracts	(3,793,520)	(2.50)%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	975,984	0.63%

Long Foreign Futures Contracts
Agricultural commodities	116,102	0.08%
Currencies	14,171	0.01%
Energy	(415,359)	(0.27)%
Equity indices	536,230	0.35%
Interest rate instruments	(1,682,102)	(1.11)%
Metals	12,709	0.01%
Net unrealized gain (loss) on open long foreign futures contracts	(1,418,249)	(0.93)%

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2021

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS (continued)
Short Foreign Futures Contracts
Agricultural commodities	$(17,012)	(0.01)%
Currencies	56,878	0.04%
Equity indices	(498,200)	(0.33)%
Interest rate instruments	179,585	0.12%
Metals	(2,702)	0.00%
Net unrealized gain (loss) on open short foreign futures contracts	(281,451)	(0.18)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	(1,699,700)	(1.11)%

Net unrealized gain (loss) on open futures contracts	$(723,716)	(0.48)%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$627,816	0.41%
Short	(654,005)	(0.43)%
Net unrealized gain (loss) on open U.S. forward currency contracts	(26,189)	(0.02)%

Foreign Forward Currency Contracts
Long	249,949	0.16%
Short	104,279	0.07%
Net unrealized gain (loss) on open foreign forward currency contracts	354,228	0.23%

Net unrealized gain (loss) on open forward currency contracts	$328,039	0.21%

TOTAL RETURN SWAP CONTRACTS
Long	195,517	0.13%
Short	75,265	0.05%
	270,782	0.18%
INVESTMENT IN PRIVATE INVESTMENT COMPANY[3]
Galaxy East Alpha (cost: $782,292)	$3,200,634	2.10%

[1]	Represents the annualized yield at date of purchase for discount securities or the stated coupon rate for coupon-bearing securities.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

[3]	Private investment company is a separate series that is part of the Galaxy Plus Managed Account Platform (Platform), which is sponsored by New Hyde Park Alternative Funds, LLC (Sponsor). Each series on the Platform invests in Master Fund that allocates assets to a Commodity Trading Advisor (“CTA”). The CTA of our master fund investment trades global commodities markets primarily through futures contracts. The CTA is paid a management fee of up to 1.00% and a 20% share of the trading profits. The Fund may redeem any portion of its investment on a daily basis. Any requested redemption will be satisfied within two days. There are no restrictions on liquidity for the Fund.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2020

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
6,000,000	10/31/21	U.S. Treasury	2.00%	6,113,365	2.43%
6,000,000	1/31/22	U.S. Treasury	1.38%	6,115,149	1.62%
Total U.S. Treasury securities (cost: $12,320,011)				12,228,514	10.72%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
1,200,000	1/21/21	Mitsubishi UFJ Trust & Banking Corporation (U.S.A.)	0.19%	1,199,867	0.70%
1,200,000	2/8/21	Mizuho Bank Ltd., New York Branch	0.20%	1,199,734	0.69%
1,200,000	2/3/21	United Overseas Bank Limited	0.17%	1,199,802	0.70%
Diversified financial services
1,200,000	2/1/21	DCAT, LLC	0.15%	1,199,845	0.70%
1,200,000	2/5/21	Gotham Funding Corporation	0.18%	1,199,790	0.00%
Manufacturing
1,200,000	3/2/21	Koch Industries, Inc.	0.18%	1,199,640	0.69%
1,200,000	2/3/21	Sheffield Receivables Company LLC	0.20%	1,199,769	0.69%
Total U.S. commercial paper (cost: $8,397,259)				8,398,447	4.87%

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2020

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,200,000	1/5/21	Nationwide Building Society	0.14%	$1,199,977	0.70%
Banks
1,200,000	2/11/21	DBS Bank Ltd.	0.19%	1,199,740	0.69%
1,200,000	2/23/21	Commonwealth Bank of Australia	0.22%	1,199,611	0.69%
1,200,000	1/21/21	National Australia Bank Limited	0.16%	1,199,887	0.70%
1,200,000	3/1/21	Skandinaviska Enskilda Banken AB (publ.)	0.20%	1,199,597	0.69%
1,200,000	1/22/21	Standard Chartered Bank	0.17%	1,199,874	0.70%
1,200,000	3/24/21	The Toronto-Dominion Bank	0.25%	1,199,303	0.69%
1,200,000	1/12/21	Westpac Banking Corporation	0.14%	1,199,945	0.70%
Diversified financial services
1,200,000	1/19/21	Anglesea Funding Plc	0.19%	1,199,880	0.70%
1,200,000	1/8/21	Longship Funding Designated Activity Company	0.13%	1,199,965	0.70%
Energy
1,200,000	1/28/21	Total Capital Canada Ltd.	0.14%	1,199,874	0.69%
Telecommunications
Total foreign commercial paper (cost: $13,195,645)				13,197,653	7.65%
Total commercial paper (cost: $21,592,904)				21,596,100	12.52%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$4,000,000	5/1/22	Boeing Company	2.70%	$4,115,948	2.39%
600,000	8/16/23	Raytheon Technologies Corporation	3.65%	654,625	0.38%
Agriculture
4,850,000	5/5/21	Altria Group, Inc.	4.75%	4,955,274	2.87%
Banks
4,000,000	5/5/23	Credit Suisse AG, New York Branch	1.00%	4,069,774	2.36%
5,000,000	4/25/23	JPMorgan Chase & Co.	2.78%	5,187,922	3.01%
4,000,000	5/17/22	SunTrust Bank	2.80%	4,144,297	2.40%
4,750,000	1/15/21	Wells Fargo Bank, National Association	2.60%	4,806,985	2.79%
Diversified financial services
4,250,000	4/26/22	Goldman Sachs Group, Inc.	3.00%	4,308,632	2.50%
600,000	12/7/23	The Bank of New York Mellon Corporation	0.35%	600,814	0.35%
Energy
4,850,000	2/15/21	Enterprise Products Operating LLC	2.80%	4,907,287	2.85%
Equipment
3,500,000	4/24/23	Micron Technology, Inc.	2.50%	3,667,014	2.13%
Food
2,000,000	4/16/21	General Mills, Inc.	3.20%	2,029,905	1.18%
Healthcare
5,000,000	9/17/21	Cigna Corporation	3.40%	5,157,401	2.99%
3,000,000	6/1/21	CVS Health Corporation	2.13%	3,024,078	1.75%
Pharmaceuticals
3,500,000	6/25/21	Bayer US Finance II LLC	0.88%	3,507,152	2.03%
4,000,000	5/16/22	Bristol-Myers Squibb Company	2.60%	4,127,928	2.39%
3,500,000	2/1/23	Zoetis Inc.	3.25%	3,731,114	2.16%
Telecommunications
4,000,000	2/9/22	Apple Inc.	2.50%	4,132,312	2.40%
3,500,000	6/30/22	AT&T Inc.	3.00%	3,621,045	2.10%
Total U.S. corporate notes (cost: $72,986,920)				70,749,507	41.03%

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2020

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$3,000,000	6/9/23	Nordea Bank Abp	1.00%	$3,038,160	1.76%
Insurance
4,000,000	9/20/21	AIA Group Limited	0.76%	4,000,771	2.32%
Total foreign corporate notes (cost: $6,996,909)				7,038,931	4.08%
Total corporate notes (cost: $76,877,170)				77,788,438	45.11%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$33,644	9/19/22	Americredit Automobile Receivales Trust 2019-2	2.43%	$33,725	0.02%
440,163	1/18/23	Americredit Automobile Receivables Trust 2019-3	2.17%	442,057	0.26%
86,991	7/20/21	BMW Vehicle Lease Trust 2018-1	3.26%	87,186	0.05%
400,000	7/15/22	Carmax Auto Owner Trust 2016-4	2.26%	400,607	0.23%
353,042	6/20/22	Honda Auto Receivables 2019-4 Owner Trust	1.86%	355,128	0.21%
248,998	4/20/22	Santander Retail Auto Lease Trust 2019-B	2.29%	250,474	0.15%
186,490	5/15/23	Santander Drive Auto Receivables Trust 2020-2	0.62%	186,689	0.11%
354,181	4/20/22	Tesla Auto Lease Trust 2019-A	2.13%	358,011	0.21%
199,302	8/15/23	World Omni Select Auto Trust 2019-A	2.06%	200,366	0.12%
450,000	12/15/23	World Omni Auto Receivables Trust 2020-C	0.35%	450,177	0.26%
562,000	6/17/24	World Omni Select Auto Trust 2020-A	0.47%	563,057	0.33%
Credit cards
575,000	9/15/21	American Express Credit Account Master Trust 2018 - 8	3.18%	587,735	0.34%
250,000	5/17/21	Synchrony Credit Card Master Note Trust 2016-2	2.21%	251,619	0.15%
Equipment
600,000	10/22/24	Dell Equipment Finance Trust 2019-2	1.91%	610,611	0.35%
826,000	6/22/22	Dell Equipment Finance Trust 2020-1	2.26%	836,041	0.48%
84,761	5/20/22	DLL 2019-2 LLC	2.27%	85,024	0.04%
752,245	6/15/22	GreatAmerica Leasing Receivables Funding, LLC	1.76%	757,972	0.44%
775,000	7/22/30	HPEFS Equipment Trust 2020-2	0.69%	777,815	0.45%
585,609	4/20/23	Verizon Owner Trust 2018-A	3.23%	593,710	0.34%
375,000	7/22/24	Verizon Owner Trust 2020-A	1.85%	383,342	0.22%
Student loans
12,900	11/25/27	SLM Student Loan Trust 2011-2	0.75%	12,888	0.01%
Total U.S. asset backed securities (cost: $8,230,936)				8,224,234	4.77%
Total investments in securities (cost: $119,021,021)				$119,837,286	69.50%

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2020

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$2,135,596	1.24%
Currencies	185,459	0.11%
Energy	247,270	0.14%
Equity indices	1,377,249	0.80%
Interest rate instruments	176,792	0.10%
Metals	7,267,230	4.21%
Net unrealized gain (loss) on open long U.S. futures contracts	11,389,596	6.60%

Short U.S. Futures Contracts
Agricultural commodities	(341,526)	(0.20)%
Currencies	(16,365)	(0.01)%
Energy	35,440	0.02%
Equity indices	(230,173)	(0.13)%
Interest rate instruments	(128,860)	(0.07)%
Metals	(5,147,831)	(2.99)%
Net unrealized gain (loss) on open short U.S. futures contracts	(5,829,315)	(3.38)%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	5,560,281	3.22%

Long Foreign Futures Contracts
Agricultural commodities	270,069	0.16%
Currencies	(7,733)	0.00%
Energy	251,686	0.15%
Equity indices	1,477,092	0.86%
Interest rate instruments	466,173	0.27%
Metals	2,942	0.00%
Single stock futures	403	0.00%
Net unrealized gain (loss) on open long foreign futures contracts	2,460,632	1.44%

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2020

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS (continued)
Short Foreign Futures Contracts
Agricultural commodities	$(1,367)	0.00%
Currencies	57,417	0.03%
Energy	(71,502)	(0.04)%
Equity indices	104,496	0.06%
Interest rate instruments	60,025	0.03%
Net unrealized gain (loss) on open short foreign futures contracts	149,069	0.08%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	2,609,701	1.52%

Net unrealized gain (loss) on open futures contracts	$8,169,982	4.74%

OPEN FUTURE OPTIONS CONTRACTS
Long U.S. Future Options Contracts
Equity indices (premium paid $588,413)	$264,100	0.15%

Short U.S. Future Options Contracts
Equity indices (premium received $279,738)	(113,200)	(0.07)%

Net unrealized gain (loss) on open future options contracts	$150,900	0.08%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$2,003,451	1.16%
Short	(2,376,232)	(1.38)%
Net unrealized gain (loss) on open U.S. forward currency contracts	(372,781)	(0.22)%

Foreign Forward Currency Contracts
Long	189,777	0.11%
Short	165,075	0.10%
Net unrealized gain (loss) on open foreign forward currency contracts	354,852	0.21%

Net unrealized gain (loss) on open forward currency contracts	$(17,929)	(0.01)%

1	Represents the annualized yield at date of purchase for discount securities or the stated coupon rate for coupon-bearing securities.

2	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations

Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures, future options, forward and swap contracts	$23,148,851	$(11,543,475)	$21,717,540
Investment in SMFSF	—	(2,753,150)	(600,755)
Investment in private investment company	3,900,089	—	—
Investments in securities	374,615	770,117	(228,885)
Net change in unrealized gain (loss) on:
Futures, futures options, swaps and forward contracts	(8,119,173)	7,996,793	(2,305,685)
Investment in SMFSF	—	2,882,001	354,381
Investment in private investment company	2,418,342	—	—
Investments in securities and certificates of deposit	(1,372,619)	(221,257)	1,643,633
Exchange membership	61,000	(11,500)	(83,000)
Brokerage commissions and trading expenses	(1,156,340)	(1,441,879)	(3,109,619)
Net realized and change in unrealized gain (loss) on investments	19,254,765	(4,322,350)	17,387,610

Net Investment Income (Loss)
Income
Interest and dividend income	926,861	2,478,658	7,294,584

Expenses
Trading Advisor management fees	2,443,592	2,946,151	4,250,373
Trading Advisor incentive fees	1,261,331	213,562	3,602,010
Cash Managers fees	147,749	184,855	203,377
General Partner management and performance fees	2,468,582	3,033,908	4,033,876
Selling agent fees - General Partner	2,253,920	2,775,636	3,606,761
Broker dealer servicing fees - General Partner	87,884	107,087	146,324
General Partner 1% allocation	107,771	(119,874)	80,477
Adminstrative fee - General Partner	741,482	882,491	791,800
Total expenses	9,512,311	10,023,816	16,714,998
Net investment income (loss)	(8,585,450)	(7,545,158)	(9,420,414)
Net Income (Loss)	$10,669,315	$(11,867,508)	$7,967,196

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Operations (continued)

Years Ended December 31, 2021, 2020 and 2019

	Class A Units			Class A2 Units
	2021	2020	2019	2021	2020	2019
Increase (decrease) in net asset value per unit for the year	$227.37	$(183.44)	$90.54	$74.40	$(33.59)	$37.33

Net income (loss) per unit†	$233.75	$(225.64)	$93.62	$69.19	$(26.66)	$47.30

Weighted average number of units outstanding	28,354.7193	37,512.6638	53,296.7889	397.0801	641.0670	357.7741

	Class A3 Units			Class B Units
	2021	2020	2019	2021	2020	2019
Increase (decrease) in net asset value per unit for the year	$70.66	$(34.10)	$5.25	$478.78	$(179.52)	$250.24

Net income (loss) per unit†	$64.64	$(34.10)	$(23.98)	$494.07	$(310.00)	$265.77

Weighted average number of units outstanding	49.0909	86.0607	62.0304	6,873.9572	9,212.4717	11,659.4612

	Class I Units			Class R Units
	2021	2020	2019	2021	2020	2019
Increase (decrease) in net asset value per unit for the year	$90.92	$(20.30)	$51.20	$81.95	$(27.84)	$43.59

Net income (loss) per unit†	$90.92	$(149.83)	$38.97	$84.32	$0.11	$44.52

Weighted average number of units outstanding	256.4767	838.2581	2,401.7383	7,011.1525	9,490.8198	13,323.0893

†	based on weighted average of number of unit outstanding during the year

Futures Portfolio Fund, Limited Partnership

Consolidated Statement of Cash Flows

Years Ended December 31, 2021, 2020 and 2019

	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$10,669,315	$(11,867,508)	$7,967,196
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss from futures, future options, forwards contracts and swap contracts	8,427,848	(8,305,468)	2,305,685
Net realized and change in unrealized (gain) loss on SMFSF, private investment company, securities and certificates of deposit	(5,320,427)	(677,711)	(1,168,374)
Purchases of securities and private investment company	(369,358,038)	(507,449,211)	(547,522,944)
Proceeds from disposition of SMFSF, private investment company, securities and certificates of deposit	389,541,159	573,581,168	607,878,125
Changes in
Exchange Membership	(61,000)	11,500	83,000
Dividend receivable	(901)	—	—
Trading Advisor management fee payable	(28,848)	(331,961)	217,699
Trading Advisor incentive fee payable	721,914	(602,408)	109,861
Commissions and other trading fees payable on open contracts	(8,452)	(24,452)	5,139
Cash Manager fees Payable	(6,204)	(12,018)	(7,314)
General Partner management and performance fees payable	(30,932)	(92,812)	(46,818)
General Partner 1% allocation receivable / payable	227,645	(200,351)	246,009
Selling Agent fees payable - General Partner	(29,183)	(83,480)	(42,785)
Broker dealer servicing fees payable - General Partner	(1,066)	—	—
Administrative fee payable – General Partner	(9,226)	7,694	(8,671)
Interest payable	3,384	—	—
Net cash provided by (used in) operating activities	34,736,987	43,952,982	70,015,808

Cash flows from financing activities
Subscriptions	1,903,492	856,252	11,469,433
Subscriptions received in advance	—	33,000	266,000
Redemptions	(37,190,168)	(64,261,232)	(57,948,145)
Net cash provided by (used in) financing activities	(35,286,676)	(63,371,980)	(46,212,712)

Net increase (decrease) in cash and cash equivalents	(549,689)	(19,418,998)	23,803,096
Cash and cash equivalents, beginning of year	50,569,879	69,988,877	46,185,781
Cash and cash equivalents, end of year	$50,020,190	$50,569,879	$69,988,877

End of year cash and cash equivalents consists of
Cash in broker trading accounts	$44,372,309	$44,519,197	$64,814,573
Cash and cash equivalents	5,647,881	6,050,682	5,174,304
Total end of year cash and cash equivalents	$50,020,190	$50,569,879	$69,988,877

Supplemental disclosure of cash flow information
Prior year redemptions paid	$5,585,666	$4,780,643	$5,057,655
Prior year subscriptions received in advance	$33,000	$266,000	$244,523

Supplemental schedule of non-cash financing activities
Redemptions payable	$1,285,931	$5,585,666	$4,780,643

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2021, 2020 and 2019

	Class A	Class A2	Class A3	Class B	Class I	Class R	Total
Balance at December 31, 2018	$189,019,997	146018	—	$79,984,663	3,440,608	$13,667,838	$286,259,124
Net income (loss)	4,166,331	16,922	(1,488)	3,098,701	93,607	593,123	7,967,196
Subscriptions	8,416,056	381,300	88000	1,938,600	250,000	620,000	11,693,956
Redemptions	(35,037,434)	—	—	(18,897,025)	(1,937,641)	(1,799,033)	(57,671,133)
Transfers	(373,849)	—	—	373,849	—	—	—
Balance at December 31, 2019	166,191,101	544,240	86,512	66,498,788	1,846,574	13,081,928	248,249,143
Net income (loss)	(8,464,478)	(17,088)	(2,935)	(2,855,822)	(125,598)	(401,587)	(11,867,508)
Subscriptions	773,952	185,300	—	163,000	—	—	1,122,252
Redemptions	(38,722,802)	(189,119)	—	(19,794,735)	(1,458,476)	(4,901,123)	(65,066,255)
Transfers	(1,032,525)	—	—	1,032,525	—	—	—
Balance at December 31, 2020	118,745,248	523,333	83,577	45,043,756	262,500	7,779,218	172,437,632
Net income (loss)	6,627,899	27,473	3,173	3,396,250	23,319	591,201	10,669,315
Subscriptions	533,492	—	—	1,403,000	—	—	1,936,492
Redemptions	(21,324,321)	(184,599)	(47,162)	(10,097,196)	—	(1,237,155)	(32,890,433)
Transfers	(340,400)	—	—	340,400	—	—	—
Balance at December 31, 2021	$104,241,918	$366,207	$39,588	$40,086,210	$285,819	$7,133,264	$152,153,006

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Consolidated Statements of Changes in Partners’ Capital (Net Asset Value) continued

Years Ended December 31, 2021, 2020 and 2019

	Units
	Class A	Class A2	Class A3	Class B	Class I	Class R
Balance at December 31, 2018	48,319.8508	146.5000	—	13,290.4576	3,466.2779	13,683.8897
Subscriptions	2,129.9459	379.8226	86.0607	303.1254	247.1650	612.4237
Redemptions	(8,832.8800)	—	—	(3,045.6841)	(1,944.3347)	(1,746.7731)
Transfers	(93.9364)	—	—	60.6087	—	—
Balance at December 31, 2019	41,522.9803	526.3226	86.0607	10,608.5075	1,769.1082	12,549.5403
Subscriptions	207.5480	188.5952	—	26.7436	—	—
Redemptions	(10,363.1889)	(191.82)	—	(3,410.3371)	(1,512.6315)	(4,882.1067)
Transfers	(273.6491)	—	—	172.7445	—	—
Balance at December 31, 2020	31,093.6903	523.0978	86.0607	7,397.6585	256.4767	7,667.4336
Subscriptions	133.7636	—	—	218.3534	—	—
Redemptions	(5,378.9986)	(182.3906)	(48.0607)	(1,566.2308)	—	(1,162.1188)
Transfers	(86.2821)	—	—	53.7593	—	—
Balance at December 31, 2021	25,762.1732	340.7072	38.0000	6,103.5404	256.4767	6,505.3148

	Net Asset Value per Unit
	Class A	Class A2	Class A3	Class B	Class I	Class R

December 31, 2021	$4,046.32	$1,074.85	$1,041.81	$6,567.70	$1,114.41	$1,096.53
December 31, 2020	3,818.95	1,000.45	971.15	6,088.92	1,023.49	1,014.58
December 31, 2019	4,002.39	1034.04	1005.25	6,268.44	1,043.79	1,042.42

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2021 and 2020, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through December 31, 2021. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for years before 2018.

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

Reclassification

Certain amounts in the 2020 and 2019 financial statements may have been reclassified to conform to the 2021 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

New Accounting Pronouncements

There are no relevant new accounting pronouncements to note for this period.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At December 31, 2021
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$(723,716)	$—	$—	$(723,716)
Net unrealized gain (loss) on open forward currency contracts*	—	328,039	—	328,039
Net unrealized gain (loss) on swap contracts*	—	270,782	—	270,782
Cash and cash equivalents:
Money market funds	1,577,950	—	—	1,577,950
Investment in private investment company	—	—	3,200,634	3,200,634
Investment in securities:
U.S. Treasury securities*	10,430,298	—	—	10,430,298
Asset backed securities*	—	8,313,893	—	8,313,893
Commercial paper*	—	20,297,450	—	20,297,450
Corporate notes*	—	62,732,318	—	62,732,318
Exchange membership	—	112,000	—	112,000
Total	$11,284,532	$92,054,482	$3,200,634	$106,539,648

*	See the condensed schedule of investments for further description.

At December 31, 2020
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$8,169,982	$—	$—	$8,169,982
Net open future options contracts*	150,900	—	—	150,900
Net unrealized gain (loss) on open forward currency contracts*	—	(17,929)	—	(17,929)
Cash and cash equivalents:
Money market funds	1,413,139	—	—	1,413,139
Investment in securities:
U.S. Treasury securities*	12,228,514	—	—	12,228,514
Asset backed securities*	—	8,224,234	—	8,224,234
Commercial paper*	—	21,596,100	—	21,596,100
Corporate notes*	—	77,788,438	—	77,788,438
Exchange membership	—	51,000	—	51,000
Total	$21,962,535	$107,641,843	$—	$129,604,378

*	See the condensed schedule of investments for further description.

There were no Level 3 holdings at December 31, 2021 and 2020, or during the three years ended December 31, 2021.

In addition to the financial instruments listed above, substantially all the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures, forward currency contracts and swap contracts, none of which are designated as hedging instruments. At December 31, 2021 and 2020, the Fund’s derivative contracts had the following impact on the statements of financial condition:

December 31, 2021
	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$881,710	$(552,256)	$329,454
Currencies	387,202	(516,726)	(129,524)
Energy	963,524	(707,817)	255,707
Equity indices	1,196,988	(803,473)	393,515
Interest rate instruments	903,051	(2,448,956)	(1,545,905)
Metals	5,551,318	(5,578,281)	(26,963)
Single stock futures	—	—	—
Net unrealized gain (loss) on open futures contracts	$9,883,793	$(10,607,509)	$(723,716)

Net unrealized gain (loss) on open forward currency contracts	$2,984,528	$(2,656,489)	$328,039

Net unrealized gain (loss) on swap contracts	$270,782	$—	$270,782

At December 31, 2021, there were 11,903 open futures contracts, 3,971 open forward currency contracts and 156 open swap contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2021 were:

At December 31, 2021		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Liabilities in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank, AG	$350,186	$—	$—	$350,186
Deutsche Bank Securities, Inc	213,370	—	—	213,370
SG Americas Securities, LLC	(1,066,622)	—	—	(1,066,622)
Goldman Sachs & Co. LLC	107,389	—	—	107,389
Total	$(395,677)	$—	$—	$(395,677)

December 31, 2020
	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$2,470,055	$(407,283)	$2,062,772
Currencies	361,197	(142,419)	218,778
Energy	744,460	(281,566)	462,894
Equity indices	3,161,199	(432,535)	2,728,664
Interest rate instruments	1,141,875	(567,745)	574,130
Metals	8,252,934	(6,130,593)	2,122,341
Single stock futures	403	—	403
Net unrealized gain (loss) on open futures contracts	$16,132,123	$(7,962,141)	$8,169,982

Net open future options contracts
Equity indices	$264,100	$(113,200)	$150,900

Net unrealized gain (loss) on open forward currency contracts	$3,468,798	$(3,486,727)	$(17,929)

At December 31, 2020, there were 15,961 open futures contracts, 476 open futures options contracts and 4,292 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2020 were:

At December 31, 2020		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank, AG	$635,784	$—	$—	$635,784
Deutsche Bank Securities, Inc	1,914,073	—	—	1,914,073
JP Morgan Securities, LLC	128,687	—	—	128,687
SG Americas Securities, LLC	5,624,409	—	—	5,624,409
Total	$8,302,953	$—	$—	$8,302,953

For the years ended December 31, 2021, 2020 and 2019, the Fund’s futures, forwards and swap contracts had the following impact on the statements of operations:

For the Years Ended December 31, 2021, 2020 and 2019
	2021		2020
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$5,286,889	$(1,733,318)	$(1,585,826)	$2,331,298
Currencies	695,409	(348,301)	(2,732,086)	269,693
Energy	14,790,634	(207,188)	7,186,515	(682,821)
Equity indices	16,065,310	(2,335,551)	(27,524,737)	1,622,759
Interest rate instruments	(11,179,266)	(2,120,036)	12,327,898	2,828,350
Metals	1,325,991	(2,149,304)	3,809,617	1,765,542
Single stock futures	—	—	527,148	(152,039)
Total futures contracts	26,984,967	(8,893,698)	(7,991,471)	7,982,782

Future options contracts
Energy	45,100	—	—	—
Equity indices	(435,238)	157,775	—	(157,775)
Interest rate instruments	232,745	—	446,632	—
Total future options contracts	(157,393)	157,775	446,632	(157,775)

Forward currency contracts	(3,842,125)	345,968	(4,113,043)	171,786

Swap contracts	178,623	270,782	—	—

Total futures, futures options, swap and forward contracts	$23,164,072	$(8,119,173)	$(11,657,882)	$7,996,793

	2019
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(2,676,743)	$(1,144,375)
Currencies	(475,972)	161,853
Energy	(8,168,871)	582,233
Equity indices	9,018,161	1,474,506
Interest rate instruments	23,349,604	(3,969,669)
Metals	(380,443)	797,346
Single stock futures	274,580	137,194
Total futures contracts	20,940,316	(1,960,912)

Forward currency contracts	680,518	(344,773)

Total futures and forward currency	$21,620,834	$(2,305,685)

For the years ended December 31, 2021, 2020 and 2019, the number of futures contracts closed was 456,177, 558,733 and 988,640, respectively, the number of futures options contracts closed was 2,286, 3,700 and 0, respectively the number of forward currency contracts closed was 371,440, 353,527 and 1,141,483, respectively and the number of swap contracts closed was 169, 0 and 0, respectively.

4.	General Partner

At December 31, 2021, 2020 and 2019, and for the years then ended, the General Partner did not maintain a capital balance in the Fund.

The following fees are paid to the General Partner:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, A3, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, A3, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

▪	Administrative Fee – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the Fund, payable in arrears to the General Partner. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

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

Principal Global Investors, LLC serves as the cash manager for the Fund (the “Cash Manager”). The Fund incurs monthly fees, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.14% and 1/12th of 0.15% of the investments in securities and certificates of deposit as of the period ended December 31, 2021 and 2020, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At December 31, 2021 and 2020, the Fund had assets totaling $44,247,414 and $52,822,150, respectively, with brokers and margin deposit requirements of $24,018,751 and $31,615,705, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A, A2, A3, B and R units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, A2, A3, B, I or R interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At December 31, 2021 and 2020, the Fund received advance subscriptions of $0 and $33,000, respectively, which were recognized as subscriptions to the Fund subsequent to period-end.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.

The following table presents the exposure at December 31, 2021.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$10,430,298	$13,098,607	$59,723,543	$8,313,893	$91,566,341	60.19%
Ireland	—	1,199,472	—	—	1,199,472	0.79%
United Kingdom	—	2,399,788	—	—	2,399,788	1.58%
Finland	—	—	3,008,775	—	3,008,775	1.98%
Singapore	—	1,199,815	—	—	1,199,815	0.79%
Norway	—	1,199,948	—	—	1,199,948	0.79%
Germany	—	1,199,820	—	—	1,199,820	0.79%
Total	$10,430,298	$20,297,450	$62,732,318	$8,313,893	$101,773,959	66.91%

The following table presents the exposure at December 31, 2020.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$12,228,514	$8,398,447	$70,749,507	$8,224,234	$99,600,702	57.76%
Canada	—	2,399,177	—	—	2,399,177	1.39%
Ireland	—	2,399,845	—	—	2,399,845	1.39%
United Kingdom	—	2,399,851	—	—	2,399,851	1.39%
Hong Kong	—	—	4,000,771	—	4,000,771	2.32%
Sweden	—	1,199,597	—	—	1,199,597	0.70%
Finland	—	—	3,038,160	—	3,038,160	1.76%
Australia	—	3,599,443	—	—	3,599,443	2.09%
Singapore	—	1,199,740	—	—	1,199,740	0.70%
Total	$12,228,514	$21,596,100	$77,788,438	$8,224,234	$119,837,286	69.50%

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

The following information presents per unit operating performance data and other ratios for the years ended December 31, 2021, 2020 and 2019, assuming the unit was outstanding throughout the entire year:

	2021
	Class A	Class A2	Class A3	Class B	Class I	Class R†
Per Unit Operating Performance

Net asset value per unit, beginning of year	$3,818.95	$1,000.45	$971.15	$6,088.92	$1,023.49	$1,014.58

Net realized and change in unrealized gain (loss) on investments (1)	456.98	118.17	113.08	735.11	124.22	122.57
Net investment income (loss) (1)	(229.61)	(43.77)	(42.42)	(256.33)	(33.30)	(40.62)
Total income (loss) from operations	227.37	74.40	70.66	478.78	90.92	81.95

Net asset value per unit, end of year	$4,046.32	$1,074.85	$1,041.81	$6,567.70	$1,114.41	$1,096.53

Total return	5.95%	7.44%	7.28%	7.86%	8.88%	8.08%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)	6.37%	4.93%	5.07%	4.57%	3.54%	4.33%
General Partner 1% allocation	0.06%	0.07%	0.07%	0.08%	0.08%	0.08%
Net total expenses (3)	6.43%	5.00%	5.14%	4.65%	3.62%	4.41%

Net investment income (loss) (2) (4)	(5.80)%	(4.34)%	(4.46)%	(4.00)%	(2.98)%	(3.77)%

	2020
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per Unit, beginning of period	$4,002.39	$1,034.04	$1,005.25	$6,268.44	$1,043.79	$1,042.42

Net realized and change in unrealized gain (loss) on investments (1)	(24.30)	(4.76)	(5.17)	(35.27)	(9.60)	(5.02)
Net investment income (loss) (1)	(159.14)	(28.83)	(28.93)	(144.25)	(10.70)	(22.82)
Total income (loss) from operations	(183.44)	(33.59)	(34.10)	(179.52)	(20.30)	(27.84)

Net asset value per unit, end of period	$3,818.95	$1,000.45	$971.15	$6,088.92	$1,023.49	$1,014.58

Total return	(4.58)%	(3.25)%	(3.39)%	(2.86)%	(1.94)%	(2.67)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)	5.64%	4.30%	4.29%	3.81%	3.02%	3.71%
General Partner 1% allocation	(0.06)%	(0.03)%	(0.04)%	(0.05)%	(0.17)%	(0.05)%
Net total expenses (3)	5.58%	4.27%	4.25%	3.76%	2.85%	3.66%

Net investment income (loss) (2) (4)	(4.41)%	(3.07)%	(3.10)%	(2.56)%	(1.41)%	(2.45)%

	2019
	Class A	Class A2	Class A3†	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per Unit, beginning of period	$3,911.85	$996.71	$1,000.00	$6,018.20	$992.59	$998.83

Net realized and change in unrealized gain (loss) on investments (1)	256.20	63.88	12.50	397.19	66.35	65.24
Net investment income (loss) (1)	(165.66)	(26.55)	(7.25)	(146.95)	(15.15)	(21.65)
Total gain (loss) from operations	90.54	37.33	5.25	250.24	51.20	43.59

Net asset value per unit, end of period	$4,002.39	$1,034.04	$1,005.25	$6,268.44	$1,043.79	$1,042.42

Total return	2.31%	3.75%	0.53%	4.16%	5.16%	4.36%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)	6.87%	5.58%	2.70%	5.06%	4.14%	4.82%
General Partner 1% allocation	0.02%	0.05%	(0.03)%	0.04%	0.04%	0.04%
Net total expenses (3)	6.89%	5.63%	2.67%	5.10%	4.18%	4.86%

Net investment income (loss) (2) (4)	(4.13)%	(2.51)%	(0.78)%	(2.33)%	(1.45)%	(2.06)%

†	Class A3 Units were introduced in July 2019. Total return for 2019 is for the period from introduction to year end and is not annualized.

Total returns are calculated based on the change in value of a Class A, Class A2, Class B, Class I or Class R Unit during the year. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	The net investment income (loss) per unit is calculated by dividing the net investment income (loss) by the average number of Class A, A2, B, I or R Units outstanding during the period. Net realized and change in unrealized gain (loss) on investments is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of net realized and change in unrealized gain (loss) on investment per unit due to the timing of investment gains and losses during the period relative to the number of units outstanding.

(2)	The net investment income (loss) includes interest income and excludes net realized and net change in unrealized gain (loss) from investment activities as shown in the statements of operations. The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net investment gain (loss) in the statements of operations. The resulting amount is divided by the average net asset value for the period.

(3)	Ratio excludes expenses from investment in private investment company.

(4)	Ratio excludes General Partner 1% allocation.

11.        Subsequent Events

After year end, there were $0 of contributions and $1,581,841 of redemptions from the Fund.