Form 10-Q
period 2022-03-31
FUTURES PORTFOLIO FUND L.P.
filed 2022-05-16
CIK 861441

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Statements of Financial Condition

March 31, 2022 (unaudited) and December 31, 2021

	March 31,
	2022	December 31,
	(Unaudited)	2021
Assets
Equity in broker trading accounts
Cash	$46,541,007	$44,372,309
Net unrealized gain (loss) on open futures contracts	5,238,139	(723,716)
Net unrealized gain (loss) on open forward currency contracts	874,055	328,039
Net unrealized gain (loss) on swap contracts	2	270,782
Total equity in broker trading accounts	52,653,203	44,247,414
Cash and cash equivalents	17,373,426	5,647,881
Investment in private investment company, at fair value (cost$ 437,755 and $782,292)	3,830,466	3,200,634
Investment in securities, at fair value (cost $98,563,662 and $102,304,347)	96,814,236	101,773,959
Exchange membership, at fair value (cost $189,000 and $189,000)	139,000	112,000
Dividend and interest receivable	4,794	901
Total assets	$170,815,125	$154,982,789

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$314,562	$225,938
Trading Advisor incentive fees payable	2,468,352	721,914
Commissions and other trading fees payable on open contracts	19,262	22,309
Cash Managers fees payable	27,195	30,354
General Partner management and performance fees payable	209,529	192,096
General Partner 1% allocation payable	167,825	107,771
Selling Agent payable - General Partner	192,022	176,331
Broker dealer servicing fees payable - General Partner	7,329	6,718
Administrative fee payable - General Partner	62,338	57,037
Dividend and interest payable	—	3,384
Redemption payable	1,985,499	1,285,931
Subscriptions received in advance	150,000	—
Total liabilities	5,603,913	2,829,783

Partners’ Capital (Net Asset Value)
Class A Interests – 25,143.4301 and 25,762.1732 units outstanding at March 31, 2022 and December 31, 2021, respectively	112,797,320	104,241,918
Class A2 Interests – 340.7072 and 340.7072 units outstanding at March 31, 2022 and December 31, 2021, respectively	407,427	366,207
Class A3 Interests – 38.0000 and 38.0000 units outstanding at March 31, 2022 and December 31, 2021, respectively	44,028	39,588
Class B Interests – 5,974.0412 and 6,103.5404 units outstanding at March 31, 2022 and December 31, 2021, respectively	43,695,382	40,086,210
Class I Interests – 256.4767 and 256.4767 units outstanding at March 31, 2022 and December 31, 2021, respectively	319,057	285,819
Class R Interests – 6,505.3147 and 6,505.3148 units outstanding at March 31, 2022 and December 31, 2021, respectively	7,947,998	7,133,264
Total partners’ capital (net asset value)	165,211,212	152,153,006

Total liabilities and partners’ capital (net asset value)	$170,815,125	$154,982,789

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

March 31, 2022 (Unaudited)

					% of Partners’
					Capital (Net
		Description		Fair Value	Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield [1]
$3,000,000	8/31/22	U.S. Treasury	0.13%	$2,990,014	1.81%
4,000,000	9/15/23	U.S. Treasury	0.13%	3,888,356	2.35%
3,000,000	10/31/23	U.S. Treasury	0.38%	2,922,693	1.77%
Total U.S. Treasury securities (cost: $9,953,235)				9,801,063	5.93%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield [1]
Banks
1,200,000	4/28/22	MUFG Bank - New York Branch	0.44%	1,199,586	0.73%
Commercial services
1,200,000	4/19/22	Unilever Capital Corporation	0.38%	1,199,772	0.73%
Diversified financial services
1,200,000	4/8/22	DCAT, LLC	0.39%	$1,199,895	0.72%
1,200,000	4/5/22	Gotham Funding Corporation	0.18%	1,199,971	0.72%
1,200,000	5/3/22	ING (U.S.) Funding LLC	0.61%	1,199,328	0.72%
1,200,000	4/1/22	Liberty Street Funding LLC	0.00%	1,200,000	0.73%
1,200,000	6/21/22	Manhattan Asset Funding Company LLC	0.94%	1,197,435	0.72%
1,200,000	4/18/22	National Rural Utilities Cooperative Finance Corporation	0.42%	1,199,751	0.72%
Machinery
1,200,000	4/25/22	Caterpillar Financial Services Corporation	0.41%	1,199,656	0.73%
1,200,000	4/1/22	John Deere Capital Corporation	0.00%	1,200,000	0.73%
Manufacturing
1,200,000	5/5/22	Emerson Electric Co.	0.39%	1,199,547	0.73%
1,200,000	4/6/22	Koch Industries, Inc.	0.21%	1,199,958	0.73%
Water
1,200,000	4/5/22	American Water Capital Corp.	0.32%	1,199,947	0.73%
Total U.S. commercial paper (cost: $15,590,346)				15,594,846	9.44%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
March 31, 2022 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield [1]
Banks
$1,200,000	4/26/22	Australia and New Zealand Banking Group Limited	0.48%	$1,199,583	0.73%
1,100,000	6/1/22	United Overseas Bank Limited	0.59%	1,098,882	0.66%
Diversified financial services
1,200,000	5/4/22	Glencove Funding DAC	0.49%	1,199,450	0.73%
Total foreign commercial paper (cost: $3,496,945)				3,497,915	2.12%
Total commercial paper (cost: $19,087,291)				19,092,761	11.56%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield [1]
Aerospace
$4,000,000	5/1/22	Boeing Company	2.70%	4,047,324	2.45%
1,600,000	8/16/23	Raytheon Technologies Corporation	3.65%	1,632,937	0.99%
Banks
2,000,000	7/23/24	Bank of America Corporation	3.86%	2,039,637	1.23%
4,000,000	5/5/23	Credit Suisse AG, New York Branch	1.00%	3,955,713	2.39%
4,500,000	4/25/23	JPMorgan Chase & Co.	0.00%	4,555,127	2.76%
1,000,000	5/17/22	Truist Bank	0.00%	1,010,610	0.61%
4,250,000	1/24/24	Wells Fargo & Company	3.75%	4,359,565	2.64%
Diversified financial services
4,000,000	1/8/24	Athene Global Funding	0.95%	3,864,277	2.34%
2,700,000	4/1/24	Brookfield Finance LLC	4.00%	2,796,725	1.69%
4,600,000	3/8/24	Goldman Sachs Group, Inc.	0.67%	4,506,634	2.73%
600,000	12/7/23	The Bank of New York Mellon Corporation	0.35%	580,873	0.35%
Equipment
4,000,000	6/14/24	NVIDIA Corporation	0.58%	3,849,199	2.33%
Machinery
2,000,000	1/10/25	John Deere Capital Corp Fxd	1.25%	1,927,135	1.17%
Pharmaceuticals
4,000,000	5/16/22	Bristol-Myers Squibb Company	2.60%	4,049,752	2.45%
3,500,000	2/1/23	Zoetis Inc.	3.25%	3,548,103	2.15%
Telecommunications
3,500,000	6/30/22	AT&T Inc.	3.00%	3,531,260	2.14%
3,000,000	3/22/24	Verizon Communications Inc.	0.75%	2,905,445	1.76%
Total U.S. corporate notes (cost: $54,540,905)				53,160,316	32.18%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
March 31, 2022 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield [1]
Banks
$3,000,000	6/9/23	Nordea Bank Abp	1.00%	$2,952,660	1.79%
Diversified financial services
$4,000,000	1/13/25	UBS AG (LONDON BRANCH)	1.38%	$3,822,978	2.31%
Total foreign corporate notes (cost: $6,932,129)				6,775,638	4.10%
Total corporate notes (cost: $61,473,034)				59,935,954	36.28%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield [1]
Automotive
590,000	6/18/25	Americredit Automobile Receivables Trust 2020-3	0.53%	584,293	0.36%
350,000	12/16/24	CarMax Auto Owner Trust 2019-2	2.77%	352,401	0.21%
572,240	1/10/25	Carvana Auto Receivables Trust 2021-P3	0.38%	568,037	0.34%
209,473	6/9/25	Carvana Auto Receivables Trust, Series 2020-P1	0.44%	207,117	0.13%
573,466	4/15/24	Ford Credit Auto Lease Trust 2021-B	0.24%	569,055	0.34%
272,419	8/15/24	Santander Consumer Auto Receivables Trust 2020-B_1	0.46%	271,546	0.16%
295,000	4/15/25	Santander Consumer Auto Receivables Trust 2020-B_2	0.54%	292,104	0.18%
44,986	4/15/24	Santander Drive Auto Receivables Trust 2021-2	0.28%	44,975	0.03%
965,000	10/15/26	Santander Drive Auto Receivables Trust 2022-2	1.98%	964,768	0.58%
507,381	3/20/25	TESLA 2021-A A2	0.36%	501,559	0.30%
45,330	12/15/23	World Omni Auto Receivables Trust 2020-C	0.35%	45,317	0.03%
Equipment
181,054	10/22/24	Dell Equipment Finance Trust 2019-2	1.91%	181,223	0.11%
348,000	5/22/26	Dell Equipment Finance Trust 2021-1	0.43%	339,786	0.21%
625,000	10/20/23	Dllmt 2021-1 Llc.	0.60%	618,452	0.38%
496,258	7/22/30	HPEFS Equipment Trust 2020-2	0.69%	495,510	0.30%
890,515	3/20/31	HPEFS Equipment Trust 2021-1_2	0.59%	883,273	0.53%
361,242	4/15/24	MMAF Equipment Finance LLC Series 2021-A	0.30%	358,919	0.22%
100,194	7/22/24	Verizon Owner Trust 2020-A	1.85%	100,263	0.06%
610,000	4/21/25	Verizon Owner Trust 2020-C	0.41%	597,883	0.36%
7,977	6/17/24	World Omni Select Auto Trust 2020-A	0.47%	7,977	0.00%
Total U.S. asset backed securities (cost: $8,050,102)				7,984,458	4.83%
Total investments in securities (cost: $98,563,662)				$96,814,236	58.60%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
March 31, 2022 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$448,125	0.27%
Currencies	167,170	0.10%
Energy	124,160	0.08%
Equity indices	(66,070)	(0.04)%
Interest rate instruments	(694,163)	(0.42)%
Metals[2]	11,466,023	6.94%
Net unrealized gain (loss) on open long U.S. futures contracts	11,445,245	6.93%

Short U.S. Futures Contracts
Agricultural commodities	35,169	0.02%
Currencies	(41,724)	(0.03)%
Energy	49,535	0.03%
Equity indices	(18,651)	(0.01)%
Interest rate instruments	2,582,421	1.56%
Metals[2]	(10,182,154)	(6.16)%
Net unrealized gain (loss) on open short U.S. futures contracts	(7,575,404)	(4.59)%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	3,869,841	2.34%

Long Foreign Futures Contracts
Agricultural commodities	256,789	0.16%
Currencies	(51,208)	(0.03)%
Energy	(40,984)	(0.02)%
Equity indices	909,616	0.55%
Interest rate instruments	(891,428)	(0.54)%
Metals	7,165	0.00%
Net unrealized gain (loss) on open long foreign futures contracts	189,950	0.12%

Short Foreign Futures Contracts
Agricultural commodities	$3,445	0.00%
Currencies	63,187	0.04%
Energy	6,559	0.00%
Equity indices	(108,789)	(0.07)%
Interest rate instruments	1,213,946	0.73%
Net unrealized gain (loss) on open short foreign futures contracts	1,178,348	0.70%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	1,368,298	0.82%

Net unrealized gain (loss) on open futures contracts	$5,238,139	3.16%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
March 31, 2022 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long[2]	$1,164,492	0.70%
Short[2]	(5,664)	0.00%
Net unrealized gain (loss) on open U.S. forward currency contracts	1,158,828	0.70%

Foreign Forward Currency Contracts
Long	(261,778)	(0.16)%
Short	(22,995)	(0.01)%
Net unrealized gain (loss) on open foreign forward currency contracts	(284,773)	(0.17)%

Net unrealized gain (loss) on open forward currency contracts	$874,055	0.53%

TOTAL RETURN SWAP CONTRACTS
Long	$2	0.00%

INVESTMENT IN PRIVATE INVESTMENT COMPANY[3]
Investment in private investment company (cost: $437,755)	$3,830,466	2.32%

[1]	Represents the annualized yield at date of purchase for discount securities or the stated coupon rate for coupon-bearing securities.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

[3]	Private investment company is a separate series that is part of the Galaxy Plus Managed Account Platform (Platform), which is sponsored by New Hyde Park Alternative Funds, LLC (Sponsor). Each series on the Platform invests in Master Fund that allocates assets to a Commodity Trading Advisor (“CTA”). The CTA of our master fund investment trades global commodities markets primarily through futures contracts. The CTA is paid a management fee of up to 1.00% and a 20% share of the trading profits. The Fund may redeem any portion of its investment on a daily basis. Any requested redemption will be satisfied within two days. There are no restrictions on liquidity for the Fund.

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments
December 31, 2021

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield [1]
4,500,000	9/15/23	U.S. Treasury	0.13%	$4,460,194	2.93%
6,000,000	10/31/23	U.S. Treasury	0.38%	5,970,104	3.92%
Total U.S. Treasury securities (cost: $10,451,673)				10,430,298	6.85%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield [1]
Banks
1,200,000	1/26/22	Mitsubishi UFJ Trust and Banking Corporation (USA)	0.20%	1,199,825	0.79%
Diversified financial services
1,200,000	1/6/22	Citigroup Global Markets Inc.	0.11%	1,199,979	0.79%
1,200,000	1/20/22	DCAT, LLC	0.12%	1,199,918	0.79%
1,200,000	1/5/22	Gotham Funding Corporation	0.09%	1,199,985	0.79%
1,100,000	2/18/22	ING (U.S.) Funding LLC	0.16%	1,099,765	0.72%
1,200,000	1/10/22	J.P. Morgan Securities LLC	0.11%	1,199,964	0.79%
1,200,000	4/1/22	Liberty Street Funding LLC	0.23%	1,199,310	0.79%
1,200,000	1/11/22	Manhattan Asset Funding Company LLC	0.11%	1,199,960	0.79%
1,200,000	1/11/22	National Rural Utilities Cooperative Finance Corporation	0.17%	1,199,937	0.79%
Food
1,200,000	1/12/22	Archer-Daniels-Midland Company	0.05%	1,199,978	0.79%
Water
1,200,000	1/4/22	American Water Capital Corp.	0.10%	1,199,987	0.79%
Total U.S. commercial paper (cost: $13,097,222)				13,098,608	8.62%

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

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
December 31, 2021

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield [1]
Banks
$3,000,000	6/9/23	Nordea Bank Abp	1.00%	$3,008,775	1.98%
Total foreign corporate notes (cost: $2,996,910)				3,008,775	1.98%
Total corporate notes (cost: $63,209,279)				62,732,318	41.24%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield [1]
Automotive
590,000	6/18/25	Americredit Automobile Receivables Trust 2020-3	0.53%	588,969	0.39%
350,000	12/16/24	CarMax Auto Owner Trust 2019-2	2.77%	358,066	0.24%
625,000	1/10/25	Carvana Auto Receivables Trust 2021-P3	0.38%	624,086	0.41%
210,000	6/9/25	Carvana Auto Receivables Trust, Series 2020-P1	0.44%	209,473	0.14%
45,202	12/15/23	Drive Auto Receivables Trust 2021-1	0.36%	45,208	0.03%
625,000	4/15/24	Ford Credit Auto Lease Trust 2021-B	0.24%	623,654	0.41%
371,000	8/15/28	Ford Credit Auto Owner Trust 2017-Rev1	2.62%	372,354	0.24%
410,834	8/15/24	Santander Consumer Auto Receivables Trust 2020-B	0.46%	410,767	0.27%
295,000	4/15/25	Santander Consumer Auto Receivables Trust 2020-B	0.54%	294,814	0.19%
183,585	4/15/24	Santander Drive Auto Receivables Trust 2021-2	0.28%	183,574	0.12%
593,233	3/20/25	TESLA 2021-A A2	0.36%	592,005	0.39%
126,149	12/15/23	World Omni Auto Receivables Trust 2020-C	0.35%	126,170	0.08%
94,072	6/17/24	World Omni Select Auto Trust 2020-A	0.47%	94,096	0.06%
Equipment
340,908	10/22/24	Dell Equipment Finance Trust 2019-2	1.91%	342,291	0.22%
130,397	6/22/22	Dell Equipment Finance Trust 2020-1	2.26%	130,602	0.09%
625,000	3/20/24	Dllmt 2021-1 Llc.	0.60%	623,777	0.41%
775,000	7/22/30	HPEFS Equipment Trust 2020-2	0.69%	775,720	0.51%
1,115,262	3/20/31	HPEFS Equipment Trust 2021-1_2	0.59%	1,113,334	0.73%
425,000	4/15/24	MMAF Equipment Finance LLC Series 2021-A	0.30%	424,579	0.28%
2,555	4/20/23	Verizon Owner Trust 2018-A	3.23%	2,563	0.00%
375,000	7/22/24	Verizon Owner Trust 2020-A	1.85%	377,791	0.25%
Total U.S. asset backed securities (cost: $8,348,364)				8,313,893	5.46%
Total investments in securities (cost: $102,304,347)				$101,773,959	66.91%

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

Futures Portfolio Fund, Limited Partnership

Statements of Operations

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures, swaps and forward contracts	$14,736,032	$11,273,818
Investment in private investment company	1,480,463	—
Investments in securities	(2,049)	263,047
Net change in unrealized gain (loss) on:
Futures, swaps and forward contracts	6,237,093	(6,664,122)
Investment in private investment company	139,370	(180,535)
Investments in securities	(1,287,548)	(603,832)
Exchange membership	27,000	(5,000)
Brokerage commissions and trading expenses	(288,210)	(269,129)
Net realized and change in unrealized gain (loss) on investments	21,042,151	3,814,247

Net Investment Income (Loss)
Income
Interest income (loss)	178,738	328,865

Expenses
Trading Advisor management fee	604,303	626,580
Trading Advisor incentive fee	2,468,352	304,999
Cash Manager fees	33,063	39,491
General Partner management and performance fees	591,798	636,442
Selling agent fees – General Partner	542,355	584,079
Broker dealer servicing fees – General Partner	20,720	22,340
General Partner 1% allocation	167,825	17,380
Administrative expenses – General Partner	177,774	191,153
Total expenses	4,606,190	2,422,464
Net investment income (loss)	(4,427,452)	(2,093,599)
Net Income (Loss)	$16,614,699	$1,720,648

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Operations (continued)

For the Three Months Ended March 31, 2022 and 2021 (unaudited)

	Three Months Ended March 31, 2022
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$439.83	$120.98	$116.84	$746.51	$129.59	$125.24
Net income (loss) per unit†	$440.50	$120.98	$116.84	$743.62	$129.59	$125.24

Weighted average number of units outstanding	25,524.3889	340.7057	38.0000	6,021.2043	256.4767	6,505.3146

	Three Months Ended March 31, 2021
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$34.68	$12.60	$11.86	$82.78	$16.36	$14.30
Net income (loss) per unit†	$32.59	$12.25	$12.67	$80.28	$16.36	$14.26

Weighted average number of units outstanding	30,085.4184	454.8693	62.0304	7,242.2796	256.4767	7,456.7224

† (based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income (loss)	$16,614,699	$1,720,648
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures, forwards and swaps trading	(6,237,093)	6,972,798
Net realized and change in unrealized (gain) loss on private investment company, securities and certificates of deposit	(330,236)	521,320
Purchases of securities, private investment company and certificates of deposit	(74,514,658)	(83,697,426)
Proceeds from disposition of private investment company, securities and certificates of deposit	79,174,785	84,315,734
Changes in
Exchange membership	(27,000)	5,000
Dividend receivable	(3,893)	—
Trading Advisor management fee payable	88,624	1,049
Trading Advisor incentive fee payable	1,746,438	304,999
Commissions and other trading fees payable on open contracts	(3,047)	(5,473)
Cash Manager fees payable	(3,159)	(1,677)
General Partner management and performance fees payable	17,433	(12,561)
General Partner 1% allocation receivable/payable	60,054	137,254
Selling agent fees payable – General Partner	15,693	(12,725)
Broker dealer servicing fees payable – General Partner	611	(345)
Administrative fee payable – General Partner	5,301	(3,819)
Dividend and interest payable	(3,384)	2,510
Net cash provided by operating activities	16,601,168	10,247,286

Cash flows from financing activities
Subscriptions	35,000	136,000
Subscriptions received in advance	150,000	300,000
Redemptions	(2,891,925)	(11,831,691)
Net cash used in financing activities	(2,706,925)	(11,395,691)

Net increase (decrease) in cash and cash equivalents	13,894,243	(1,148,405)
Cash and cash equivalents, beginning of period	50,020,190	50,569,879
Cash and cash equivalents, end of period	$63,914,433	$49,421,474

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$46,541,007	$40,788,575
Cash and cash equivalents not in broker trading accounts	17,373,426	8,632,899
Total end of period cash and cash equivalents	$63,914,433	$49,421,474

Supplemental disclosure of cash flow information
Prior period redemptions paid	$1,285,931	$5,585,666
Prior period subscriptions received in advance	$—	$33,000

Supplemental schedule of non-cash financing activities
Redemptions payable	$1,985,499	$5,191,505

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Three Months Ended March 31, 2022 and 2021

(Unaudited)

	Class A	Class A2	Class A3	Class B	Class I	Class R	Total
Three Months Ended March 31, 2022
Balance at December 31, 2021	$104,241,918	$366,207	$39,588	$40,086,210	$285,819	$7,133,264	$152,153,006
Net income (loss)	11,243,570	41,220	4,440	4,477,497	33,238	814,734	16,614,699
Subscriptions	35,000	—	—	—	—	—	35,000
Redemptions	(2,690,977)	—	—	(900,516)	—	—	(3,591,493)
Transfers	(32,191)	—	—	32,191	—	—	—
Balance at March 31, 2022	$112,797,320	$407,427	$44,028	$43,695,382	$319,057	$7,947,998	$165,211,212

Three Months Ended March 31, 2021
Balance at December 31, 2020	$118,745,248	$523,333	$83,577	$45,043,756	$262,500	$7,779,218	$172,437,632
Net income (loss)	1,006,946	6,418	939	593,906	4,196	108,243	1,720,648
Subscriptions	136,000	—	—	33,000	—	—	169,000
Redemptions	(8,297,140)	(184,599)	(47,162)	(2,362,895)	—	(545,734)	(11,437,530)
Transfers	(125,790)	—	—	125,790	—	—	—
Balance at March 31, 2021	$111,465,264	$345,152	$37,354	$43,433,557	$266,696	$7,341,727	$162,889,750

	Units

	Class A	Class A2	Class A3	Class B	Class I	Class R
Three Months Ended March 31, 2022
Balance at December 31, 2021	25,762.1732	340.7072	38.0000	6,103.5404	256.4767	6,505.3148
Subscriptions	8.5136	—	—	—	—	—
Redemptions	(619.2722)	—	—	(134.4111)	—	(0.0001)
Transfers	(7.9845)	—	—	4.9119	—	—
Balance at March 31, 2022	25,143.4301	340.7072	38.0000	5,974.0412	256.4767	6,505.3147

Three Months Ended March 31, 2021
Balance at December 31, 2020	31,093.6903	523.0963	86.0607	7,397.6586	256.4767	7,667.4336
Subscriptions	36.3455	—	—	5.4197	—	—
Redemptions	(2,171.6400)	(182.3906)	(48.0607)	(386.6001)	—	(531.8037)
Transfers	(33.6170)	—	—	21.0531	—	—
Balance at March 31, 2021	28,924.7788	340.7057	38.0000	7,037.5313	256.4767	7,135.6299

	Net Asset Value per Unit

	Class A	Class A2	Class A3	Class B	Class I	Class R

March 31, 2022	$4,486.15	$1,195.83	$1,158.65	$7,314.21	$1,244.00	$1,221.77
December 31, 2021	4,046.32	1,074.85	1,041.81	6,567.70	1,114.41	1,096.53
March 31, 2021	3,853.63	1,013.05	983.01	6,171.70	1,039.85	1,028.88
December 31, 2020	3,818.95	1,000.45	971.15	6,088.92	1,023.49	1,014.58

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended March 31, 2022 and year ended December 31, 2021, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund's income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund's tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through March 31, 2022. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for the current and prior three years.

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

Reclassification

Certain amounts reported in the 2021 financial statements may have been reclassified to conform to the 2022 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

New Accounting Pronouncements

There are no relevant new accounting pronouncements to note for this period.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At March 31, 2022

	Level 1	Level 2	Practical Expedient	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$5,238,139	$—	$—	$5,238,139
Net unrealized gain (loss) on open forward currency contracts*	—	874,055	—	874,055
Net unrealized gain (loss) on swap contracts*	—	2	—	2
Cash and cash equivalents:
Money market fund	457,969	—	—	457,969
Investment in private investment company	—	—	3,830,466	3,830,466
Investments in securities:
U.S. Treasury securities*	9,801,063	—	—	9,801,063
Asset backed securities*	—	7,984,458	—	7,984,458
Commercial paper*	—	19,092,761	—	19,092,761
Corporate notes*	—	59,935,954	—	59,935,954
Exchange membership	—	139,000	—	139,000
Total	$15,497,171	$88,026,230	$3,830,466	$107,353,867

*	See the condensed schedule of investments for further description.

At December 31, 2021

	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$(723,716)	$—	$—	$(723,716)
Net unrealized gain (loss) on open forward currency contracts*	—	328,039	—	328,039
Net unrealized gain (loss) on swap contracts*	—	270,782	—	270,782
Cash and cash equivalents:
Money market funds	1,577,950	—	—	1,577,950
Investment in private investment company	—	—	3,200,634	3,200,634
Investment in securities:
U.S. Treasury securities*	10,430,298	—	—	10,430,298
Asset backed securities*	—	8,313,893	—	8,313,893
Commercial paper*	—	20,297,450	—	20,297,450
Corporate notes*	—	62,732,318	—	62,732,318
Exchange membership	—	112,000	—	112,000
Total	$11,284,532	$92,054,482	$3,200,634	$106,539,648

*	See the condensed schedule of investments for further description.

*	See the condensed schedule of investments for further description.

There were no Level 3 holdings at March 31, 2022 and December 31, 2021, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At March 31, 2022, the Fund’s derivative contracts had the following impact on the statement of financial condition:

March 31, 2022	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,267,284	$(523,756)	$743,528
Currencies	491,802	(354,377)	137,425
Energy	965,319	(826,049)	139,270
Equity indices	1,375,925	(659,819)	716,106
Interest rate instruments	4,615,359	(2,404,583)	2,210,776
Metals	12,665,338	(11,374,304)	1,291,034
Net unrealized gain (loss) on open futures contracts	$21,381,027	$(16,142,888)	$5,238,139

Net unrealized gain (loss) on open forward currency contracts	$3,574,391	$(2,700,336)	$874,055

Net unrealized gain (loss) on swap contracts	$2	$—	$2

At March 31, 2022, there were 10,205 open futures contracts, 3,493 open forward currency contracts and 25,574 open swap contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at March 31, 2022 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank AG	$291,945	$—	$—	$291,945
Deutsche Bank Securities, Inc,	932,868	—	—	932,868
Goldman Sachs & Co. LLC	(421,000)	—	—	(421,000)
SG Americas Securities, LLC	5,308,383	—	—	5,308,383
Total	$6,112,196	$—	$—	$6,112,196

For the three months ended March 31, 2022, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended March 31, 2022
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$2,697,973	$414,075
Currencies	(601,153)	266,950
Energy	15,393,888	(116,436)
Equity indices	(4,424,279)	322,591
Interest rate instruments	(523,134)	3,756,681
Metals	125,383	1,317,996
Total futures contracts	12,668,678	5,961,857

Forward currency contracts	2,352,445	546,016

Net open futures options contracts	(508,190)	—

Swap contracts	167,931	(270,780)

Total futures and forward currency contracts	$14,680,864	$6,237,093

For the three months ended March 31, 2022, the number of futures contracts closed was 137,711, the number of futures options contracts closed was 730, the number of forward currency contracts closed was 71,354 and the number of swap contracts closed was 242.

At December 31, 2021, the Fund’s derivative contracts had the following impact on the statements of financial condition:

December 31, 2021
	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$881,710	$(552,256)	$329,454
Currencies	387,202	(516,726)	(129,524)
Energy	963,524	(707,817)	255,707
Equity indices	1,196,988	(803,473)	393,515
Interest rate instruments	903,051	(2,448,956)	(1,545,905)
Metals	5,551,318	(5,578,281)	(26,963)
Single stock futures	—	—	—
Net unrealized gain (loss) on open futures contracts	$9,883,793	$(10,607,509)	$(723,716)

Net unrealized gain (loss) on open forward currency contracts	$2,984,528	$(2,656,489)	$328,039

Net unrealized gain (loss) on swap contracts	$270,782	$—	$270,782

At December 31, 2021, there were 11,903 open futures contracts, 3,971 open forward currency contracts and 156 open swap contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2021 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank, AG	$350,186	$—	$—	$350,186
Deutsche Bank Securities, Inc	213,370	—	—	213,370
SG Americas Securities, LLC	(795,840)	—	—	(795,840)
Goldman Sachs & Co. LLC	107,389	—	—	107,389
Total	$(124,895)	$—	$—	$(124,895)

For the three months ended March 31, 2021, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended March 31, 2021
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$3,651,827	$(1,529,423)
Currencies	328,520	(140,822)
Energy	3,100,320	(742,333)
Equity indices	9,318,414	(2,006,169)
Interest rate instruments	(4,822,926)	(1,083,867)
Metals	1,434,908	(1,847,347)
Single stock futures	1,166	(257)
Total futures contracts	13,012,229	(7,350,218)

Forward currency contracts	(1,457,480)	528,224

Net open futures options contracts	(308,675)	157,775

Swap contracts	(2,403)	97

Total futures and forward currency contracts	$11,243,671	$(6,664,122)

For the three months ended March 31, 2021, the number of futures contracts closed was 109,653 and the number of forward currency contracts closed was 80,422.

4.	General Partner

The General Partner does not maintain a capital balance in the Fund. Pursuant to the terms of the Partnership Agreement, each year the General Partner receives from the Fund 1% of any net income earned by the Fund. Conversely, the General Partner pays to the Fund 1% of any net loss incurred by the Fund. Such amounts are reflected as General Partner 1% allocation receivable or payable in the statements of financial condition and as General Partner 1% allocation in the statements of operations. The majority shareholder of the General Partner did not have an investment in the Fund at March 31, 2022.

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

Principal Global Investors, LLC serves as the cash manager for the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.13% and 0.13% of the investments in securities and certificates of deposit as of the period ended March 31, 2022 and 2021, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund maintains assets, including cash, equity in futures and forward currency contracts, and investments in securities, with brokers, subject to CFTC regulations and various exchange and broker requirements. At March 31, 2022 and December 31, 2021, the Fund had assets totaling $52,653,203 and $44,247,414, respectively, with brokers and margin deposit requirements of $19,688,768 and $24,018,751, respectively.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.

The following table presents the exposure at March 31, 2022,

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$9,801,063	$15,594,846	$53,160,317	$7,984,458	$86,540,684	52.37%
Ireland	—	1,199,450	—	—	1,199,450	0.73%
United Kingdom	—	—	3,822,977	—	3,822,977	2.31%
Finland	—	—	2,952,660	—	2,952,660	1.79%
Australia	—	1,199,583	—	—	1,199,583	0.73%
Singapore	—	1,098,882	—	—	1,098,882	0.67%
Total	$9,801,063	$19,092,761	$59,935,954	$7,984,458	$96,814,236	58.60%

The following table presents the exposure at December 31, 2021,

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$10,430,298	$13,098,607	$59,723,543	$8,313,893	$91,566,341	60.19%
Ireland	—	1,199,472	—	—	1,199,472	0.79%
United Kingdom	—	2,399,788	—	—	2,399,788	1.58%
Finland	—	—	3,008,775	—	3,008,775	1.98%
Singapore	—	1,199,815	—	—	1,199,815	0.79%
Norway	—	1,199,948	—	—	1,199,948	0.79%
Germany	—	1,199,820	—	—	1,199,820	0.79%
Total	$10,430,298	$20,297,450	$62,732,318	$8,313,893	$101,773,959	66.91%

9.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at March 31, 2022, the statements of operations, the statements of cash flows, and statement of changes in partners’ capital (net asset value) for the three months ended March 31, 2022 and 2021, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at March 31, 2022, results of operations, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2022 and 2021. The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three months ended March 31, 2022 and 2021, assuming the unit was outstanding throughout the entire period:

	Three Months Ended March 31, 2022
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,046.32	$1,074.85	$1,041.81	$6,567.70	$1,114.41	$1,096.53

Net realized and change in unrealized gain (loss) on investments (1)	564.85	150.24	145.60	918.46	156.08	153.41
Net investment income (loss) (1)	(125.02)	(29.26)	(28.76)	(171.95)	(26.49)	(28.17)
Total income (loss) from operations	439.83	120.98	116.84	746.51	129.59	125.24

Net asset value per unit, end of period	$4,486.15	$1,195.83	$1,158.65	$7,314.21	$1,244.00	$1,221.77

Total return (4)	10.87%	11.26%	11.22%	11.37%	11.63%	11.42%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	12.03%	10.57%	10.72%	10.16%	9.20%	9.96%
General Partner 1% allocation	0.11%	0.11%	0.11%	0.11%	0.11%	0.11%
Net total expenses	12.14%	10.68%	10.83%	10.27%	9.31%	10.07%

Net investment income (loss) (2) (3) (5)	(11.57)%	(10.11)%	(10.26)%	(9.70)%	(8.74)%	(9.50)%

	Three Months Ended March 31, 2021
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$3,818.95	$1,000.45	$971.15	$6,088.92	$1,023.49	$1,014.58

Net realized and change in unrealized gain (loss) on investments (1)	86.56	22.24	21.38	138.94	23.52	23.23
Net investment income (loss) (1)	(51.88)	(9.64)	(9.52)	(56.16)	(7.16)	(8.93)
Total income (loss) from operations	34.68	12.60	11.86	82.78	16.36	14.30

Net asset value per unit, end of period	$3,853.63	$1,013.05	$983.01	$6,171.70	$1,039.85	$1,028.88

Total return (4)	0.91%	1.26%	1.22%	1.36%	1.60%	1.41%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	6.34%	5.23%	5.52%	4.49%	3.50%	4.31%
General Partner 1% allocation	0.01%	0.01%	0.02%	0.01%	0.02%	0.01%
Net total expenses	6.35%	5.24%	5.54%	4.50%	3.52%	4.32%

Net investment income (loss) (2) (3) (5)	(5.55)%	(4.39)%	(4.63)%	(3.71)%	(2.73)%	(3.52)%

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

(3)	Ratios have been annualized.

(4)	Ratios have not been annualized.

(5)	Ratio excludes General Partner 1% allocation.

12. Subsequent Events

Subsequent to quarter end, there were $150,000 of contributions and $1,260,147 of redemptions from the Fund.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of March 31, 2022 and first quarter 2022 gross performance contribution by sector was as follows:

Risk Allocation	Net Position	Sector	Gross Performance Contribution
12%	Long	Agriculture	2.25%
16%	Long	Energy	11.31%
6%	Long	Metals	1.12%
29%	Long USD	Currencies	1.55%
18%	Long	Equity indices	(2.85)%
19%	Short	Interest rates	1.86%

During the 1st quarter, the Fund benefited from profitable trading in currency markets as a long USD posture benefitted from the strength in the greenback. The largest gain was from a sizable, short Yen position which tumbled to its weakest level since 2015 versus the USD and near a twenty-year low. A short position in the Euro was also a significant contributor as market participants worried about the effect that rising oil and natural gas prices would have on the European economy while the tone at the Fed became increasingly hawkish. A long position in the British Pound was the largest detractor as the currency weakened versus the USD during the quarter.

Trading in equities was unprofitable during the quarter as losses in U.S. indices were only partially offset by gains from positions in other geographies. Overall exposure in equities was generally long biased, though position sizes were muted and, at times, was neutral to slightly short. In the U.S., the largest losses were from long E-mini S&P 500 and NASDAQ 100 positions which declined during the quarter. In Europe and Asia, persistent short exposure benefitted from the sell-off in stocks with notable gains from trading in the German DAX and the Hang Seng Indices.

At the end of the 1st quarter, the Fund’s largest risk exposure remained in commodities, led by long energy positions. Risk exposure in agricultural markets also was significant as exposure remained long in response to strong fundamentals and rising prices. Both base and precious metals exposure was positioned long as well. Risk exposure in equities was small and positioning, while mixed, was long biased overall at the end of the period. Fixed income exposure finished the quarter short in all major regions and across all parts of the curve. In currency markets, the Fund was positioned long USD overall with notable short exposure in the Euro and Yen while emerging market currencies were long versus the USD.

The portfolio’s exposures tend to evolve dynamically based on tactical opportunities perceived by the Fund’s systematic trading programs. Should macroeconomic trends change course, we would expect the portfolio’s exposures to adapt accordingly.

Results of Operations

The returns for each Class of Units for the three months ended March 31, 2022 and 2021 were:

Class of Units	2022	2021
Class A	10.87%	0.91%
Class A2	11.26%	1.26%
Class A3	11.21%	1.22%
Class B	11.37%	1.36%
Class I	11.63%	1.60%
Class R	11.42%	1.41%

Results from past periods are not necessarily indicative of results that may be expected for any future period. Monthly analysis of the trading gains and losses is provided below.

2022

January

As the new COVID-19 variant’s control and impact on financial markets lessened, fears of an aggressive Federal Reserve and inflation took hold. These events drove the S&P 500 Index down by about -9.7% in the opening weeks of 2022. The January Federal Reserve meeting saw a continuation of the hawkish stance set forth by the central bank, indicating the need to begin raising interest rates and winding down its $9 billion balance sheet. This drove yields higher as investors rotated out of fixed income securities. The U.S. 10-Year Treasury rose 0.27% in January, to close the month at 1.78%. Much to the surprise of economists, the U.S. added half a million new jobs in the month, showing the resilience of the labor market through the Omicron variant wave. Against the backdrop of geopolitical tensions with Russia and Ukraine, along with rising global demand, oil prices continued their upward trend as West Texas Intermediate surged over +17% to start the year.

Futures Portfolio Fund’s modest negative returns in January were driven by interest rates and equity indices, while energy and agricultural commodities contributed positively to performance. Despite the overall negative return for the month, the Fund’s ability to go both long and short helped mitigate losses relative to major bond and equity indices. In fixed income, mixed bond positioning detracted as yields finished the month significantly higher. Also detracting was long equity positioning, as volatility in the U.S. and abroad proved difficult for the Fund’s managers. In energy trading, consistent long oil and oil product positioning contributed the most, as prices rose sharply due to the aforementioned reasons. The Fund finished with a net loss of (0.36)%, (0.25)%, (0.26)%, (0.21)%, (0.14)% and (0.20)% for Class A, A2, A3, B, I, and R Units, respectively.

February

COVID-19 related market shocks continue to fall by the wayside as rising interest rates and geopolitical tensions dominated the headlines in February. The combination of these events drove the S&P 500 Index down -2.99% in February, bringing year-to-date 2022 performance down to -8.01%. The continued hawkish stance by the Federal Reserve, coupled with persistent high inflation metrics drove bond yields higher for much of the month. This upward trend in bonds quickly shifted on reports of the invasion of Ukraine by Russia. The U.S. 10-Year Treasury fell from highs around 2% as investors quickly shifted to risk-off assets. This level of rates marks a new high since late 2019. Against the backdrop of geopolitical tensions with Russia and Ukraine, oil prices continued their blistering upward trend as West Texas Intermediate surged over +9% in February, bringing the year-to-date increase up over +28%.

Futures Portfolio Fund’s positive returns in February were driven by energy, agricultural commodities, and interest rates, while currencies and stock indices modestly detracted from performance. The strong month highlighted the Fund’s ability to be sizably invested in different themes, which has helped mitigate losses relative to major bond and equity indices. In energy, consistent long oil and oil product positioning contributed positively as supply fears stemmed from aforementioned reasons. Also contributing were long agricultural positioning which benefited from supply constraints. Detracting from performance was short dollar and long equity positioning, as volatility in those markets proved difficult for the Fund’s managers. The Fund finished with a net gain of 1.97%, 2.09%, 2.07%, 2.12%, 2.20% and 2.14% for Class A, A2, A3, B, I, and R Units, respectively.

March

Rising interest rates and the war in Ukraine dominated news headlines in March. While the S&P 500 Index finished the month up +3.71%, these events contributed to a significant amount of volatility, bringing year-to-date performance for the equity index down -4.60%. Renewed hawkish comments by the Federal Reserve, coupled with relentless higher inflation metrics drove bond yields up during the month. Most notably, on the last day of March, the U.S. 2-year Treasury yield briefly rose above the U.S. 10-year yield, also known as an “inversion”, which was last seen in 2019. Investors view this market phenomenon as a potential warning signal of a looming recession. Against the backdrop of Russia’s attack on Ukraine, oil prices continued their blistering upward trend as West Texas Intermediate surged over +7% in March, bringing the year-to-date increase up over +38%, reaching its highest level since 2008.

Futures Portfolio Fund’s strong return in March (+9.37%) received positive contributions from all sectors with energy, currencies, and interest rates leading the way. The strong month highlighted the Fund’s ability to be sizably invested in different themes, which has helped mitigate losses relative to major bond and equity indices in 2022. In energy, deceasing long positioning contributed positively as supply fears stemmed from the aforementioned reasons. Also contributing was long dollar/short foreign currency positioning, which benefited from a flight-to-quality early in the month. Consistent short bond positioning also contributed as yields rose across the globe on the back of rising inflation. While metals, agricultural commodities, and stock indices lagged the other sectors, we are still pleased with their contribution to overall portfolio performance and diversification. The Fund finished with a net gain of 9.12%, 9.25%, 9.24%, 9.29%, 9.37% and 9.30% for Class A, A2, A3, B, I, and R Units, respectively.

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

Value at Risk as calculated herein may not be comparable to similarly titled measures used by others

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at March 31, 2022 and December 31, 2021. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	March 31, 2022		December 31, 2021
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$792,373	0.48%	$800,469	0.52%
Currencies	1,948,861	1.17	1,745,329	1.14
Energy	1,067,372	0.64	1,903,360	1.24
Equity indices	1,186,430	0.71	1,519,488	0.99
Interest rate instruments	1,295,041	0.78	1,111,430	0.72
Metals	435,125	0.26	558,355	0.36
Single stock futures	0	0.00	0	0.00
Total	$6,725,202	4.04%	$7,638,431	4.97%

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

The following were the primary trading risk exposures of the Fund as of March 31, 2022, by market sector.

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

The following were the only non-trading risk exposures of the Fund as of March 31, 2022.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at March 31, 2022 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended March 31, 2022. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended March 31, 2022 were as follows:

	January	February	March	Total
A Units
Units redeemed	(106.5767)	(103.2718)	(409.4236)	(619.2721)
Average net asset value per unit	$4,031.67	$4,111.06	$4,486.15	$4,345.39

A2 Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

A3 Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

B Units
Units redeemed	(98.8993)	(11.8707)	(23.6410)	(134.4110)
Average net asset value per unit	$6,553.68	$6,692.68	$7,314.21	$6,699.72

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	—	—	—	—

R Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibit

The following exhibits are filed herewith of incorporated by reference.

Exhibit No,	Description of Exhibit
1.1(a)	Form of Selling Agreement

3.1(a)	Maryland Certificate of Limited Partnership

4.1(a)	Limited Partnership Agreement

10.1(a)	Form of Subscription Agreement

31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement (File no, 000-50728) filed on April 29, 2004 on Form 10 under the 1934 Act, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Dated: May 13, 2022	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, LLC
General Partner

	By:	/s/ Kevin M, Kinzie
	Name:	Kevin M. Kinzie
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Jon C, Essen
	Name:	Jon C. Essen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)