Form 10-Q
period 2022-06-30
FUTURES PORTFOLIO FUND L.P.
filed 2022-08-15
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

Commission file number: 000-50728

FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

Organized in Maryland                                           IRS Employer Identification No.: 84-3698129

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

Statements of Financial Condition

June 30, 2022 (Unaudited) and December 31, 2021

	June 30,
	2022	December 31,
	(Unaudited)	2021
Assets
Equity in broker trading accounts
Cash	$55,820,339	$44,372,309
Net unrealized gain (loss) on open futures contracts	(1,253,237)	(723,716)
Net unrealized gain (loss) on open forward currency contracts	274,783	328,039
Net unrealized gain (loss) on swap contracts	213	270,782
Total equity in broker trading accounts	54,842,098	44,247,414
Cash and cash equivalents	20,757,136	5,647,881
Investment in private investment company, at fair value (cost$ 1,119,755 and $782,292)	3,644,383	3,200,634
Investment in securities, at fair value (cost $95,876,511 and $102,304,347)	93,884,029	101,773,959
Exchange membership, at fair value (cost $189,000 and $189,000)	158,250	112,000
Dividend and interest receivable	15,910	901
Total assets	$173,301,806	$154,982,789

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$263,180	$225,938
Trading Advisor incentive fees payable	2,814,581	721,914
Commissions and other trading fees payable on open contracts	15,512	22,309
Cash Managers fees payable	28,245	30,354
General Partner management and performance fees payable	212,138	192,096
General Partner 1% allocation payable	234,458	107,771
Selling Agent payable - General Partner	192,795	176,331
Broker dealer servicing fees payable - General Partner	7,548	6,718
Administrative fee payable - General Partner	63,185	57,037
Dividend and interest payable	—	3,384
Redemption payable	2,310,913	1,285,931
Total liabilities	6,142,555	2,829,783

Partners’ Capital (Net Asset Value)
Class A Interests – 24,383.9525 and 25,762.1732 units outstanding at June 30, 2022 and December 31, 2021, respectively	113,565,223	104,241,918
Class A2 Interests – 340.7072 and 340.7072 units outstanding at June 30, 2022 and December 31, 2021, respectively	424,449	366,207
Class A3 Interests – 0.0000 and 38.0000 units outstanding at June 30, 2022 and December 31, 2021, respectively	—	39,588
Class B Interests – 5,843.2204 and 6,103.5404 units outstanding at June 30, 2022 and December 31, 2021, respectively	44,568,288	40,086,210
Class I Interests – 256.4767 and 256.4767 units outstanding at June 30, 2022 and December 31, 2021, respectively	333,501	285,819
Class R Interests – 6,486.0209 and 6,505.3148 units outstanding at June 30, 2022 and December 31, 2021, respectively	8,267,790	7,133,264
Total partners’ capital (net asset value)	167,159,251	152,153,006

Total liabilities and partners’ capital (net asset value)	$173,301,806	$154,982,789

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

June 30, 2022 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$3,000,000	8/31/22	U.S. Treasury	0.13%	$2,993,285	1.79%
2,500,000	2/15/23	U.S. Treasury	2.00%	2,508,628	1.50%
7,000,000	8/15/23	U.S. Treasury	2.50%	7,029,652	4.21%
Total U.S. Treasury securities (cost: $12,527,964)				12,531,565	7.50%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,200,000	7/15/22	PACCAR Financial Corp.	1.49%	1,199,253	0.72%
Banks
1,200,000	7/18/22	MUFG Bank - New York Branch	1.07%	1,199,360	0.72%

Diversified financial services
1,200,000	7/22/22	National Rural Utilities Cooperative Finance Corporation	1.67%	1,198,776	0.72%
1,200,000	8/23/22	Nieuw Amsterdam Receivables Corporation B.V.	1.86%	1,196,643	0.71%
1,200,000	7/7/22	DCAT, LLC	0.99%	1,199,770	0.72%
Food
1,200,000	7/19/22	Walmart Inc.	0.92%	1,199,418	0.72%
Machinery
1,200,000	8/18/22	John Deere Capital Corporation	1.44%	1,197,648	0.72%
Pharmaceuticals
1,200,000	7/19/22	Novartis Finance Corporation	1.52%	1,199,040	0.72%
Water
1,100,000	7/14/22	American Water Capital Corp.	1.55%	1,099,337	0.65%
Total U.S. commercial paper (cost: $10,682,312)				10,689,245	6.04%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2022 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,200,000	7/25/22	Nationwide Building Society	1.56%	$1,198,696	0.72%
Banks
1,200,000	8/8/22	KfW	1.32%	1,198,290	0.72%
1,200,000	8/26/22	National Bank of Canada	1.91%	1,196,379	0.71%
1,200,000	7/27/22	Sumitomo Mitsui Banking Corporation	1.54%	1,198,613	0.72%
Diversified financial services
1,200,000	7/6/22	Ontario Teachers’ Finance Trust	0.83%	1,199,833	0.72%
1,200,000	7/8/22	Glencove Funding DAC	1.01%	1,199,732	0.72%
1,200,000	7/29/22	Great Bear Funding Designated Activity Company	1.58%	1,198,469	0.72%
Total foreign commercial paper (cost: $8,383,476)				8,390,012	5.03%
Total commercial paper (cost: $19,065,788)				19,079,257	11.43%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$3,000,000	5/1/25	Boeing Company	4.88%	3,014,664	1.80%
1,600,000	8/16/23	Raytheon Technologies Corporation	3.65%	1,621,892	0.97%
Automotive
4,000,000	6/14/24	NVIDIA Corporation	0.58%	3,796,975	2.27%
Banks
4,000,000	5/5/23	Credit Suisse AG, New York Branch	1.00%	3,924,058	2.35%
4,000,000	12/5/24	JPMorgan Chase & Co.	0.00%	4,000,274	2.39%
2,000,000	7/23/24	Bank of America Corporation	0.00%	2,022,915	1.21%
2,000,000	12/6/24	Truist Bank	2.15%	1,931,066	1.16%
4,250,000	1/24/24	Wells Fargo & Company	3.75%	4,332,213	2.59%
Diversified financial services
4,000,000	1/8/24	Athene Global Funding	0.95%	3,817,473	2.28%
2,700,000	4/1/24	Brookfield Finance LLC	4.00%	2,721,732	1.63%
4,600,000	3/8/24	Goldman Sachs Group, Inc.	0.67%	4,504,309	2.69%
600,000	12/7/23	The Bank of New York Mellon Corporation	0.35%	577,576	0.35%
Machinery
2,000,000	1/10/25	John Deere Capital Corp Fxd	1.25%	1,907,547	1.14%
Media
3,000,000	3/15/24	Magallanes, Inc.	3.43%	2,977,640	1.78%
Pharmaceuticals
3,500,000	2/1/23	Zoetis Inc.	3.25%	3,542,965	2.12%
Telecommunications
3,000,000	3/22/24	Verizon Communications Inc.	0.75%	2,867,672	1.72%
Total U.S. corporate notes (cost: $49,289,980)				47,560,971	28.45%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2022 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$3,000,000	6/9/23	Nordea Bank Abp	1.00%	$2,938,884	1.76%
Diversified financial services
$4,000,000	1/13/25	UBS AG (London Branch)	1.38%	$3,784,315	2.26%
Total foreign corporate notes (cost: $6,932,129)				6,723,199	4.02%
Total corporate notes (cost: $56,222,109)				54,284,170	32.47%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
501,495	6/18/25	Americredit Automobile Receivables Trust 2020-3	0.53%	495,880	0.30%
$350,000	12/16/24	CarMax Auto Owner Trust 2019-2	2.77%	349,359	0.21%
160,123	6/9/25	Carvana Auto Receivables Trust, Series 2020-P1	0.44%	158,116	0.09%
417,566	1/10/25	Carvana Auto Receivables Trust 2021-P3	0.38%	413,958	0.25%
950,000	8/15/24	Nissan Auto Lease Trust 2022-A	1.70%	950,089	0.57%
136,822	8/15/24	Santander Consumer Auto Receivables Trust 2020-B_1	0.46%	136,614	0.08%
295,000	4/15/25	Santander Consumer Auto Receivables Trust 2020- B_1	0.54%	291,588	0.17%
965,000	10/15/26	Santander Drive Auto Receivables Trust 2022-2	1.98%	959,916	0.57%
439,907	4/15/24	Ford Credit Auto Lease Trust 2021-B	0.24%	436,064	0.26%
416,003	3/20/25	TESLA 2021-A A2	0.36%	411,248	0.25%
Equipment
615,550	10/20/23	Dllmt 2021-1 Llc.	0.60%	608,280	0.36%
53,603	10/22/24	Dell Equipment Finance Trust 2019-2	1.91%	53,626	0.03%
348,000	5/22/26	Dell Equipment Finance Trust 2021-1	0.43%	338,763	0.20%
575,000	1/21/25	Dllst 2022-1 Llc	3.40%	572,553	0.34%
183,097	7/22/30	HPEFS Equipment Trust 2020-2	0.69%	182,952	0.11%
368,534	3/20/31	HPEFS Equipment Trust 2021-1	0.00%	367,186	0.22%
300,000	3/20/31	HPEFS Equipment Trust 2021-1	0.00%	293,865	0.18%
306,897	4/15/24	MMAF Equipment Finance LLC Series 2021-A	0.30%	304,497	0.18%
68,118	7/22/24	Verizon Owner Trust 2020-A	1.85%	67,970	0.04%
610,000	4/21/25	Verizon Owner Trust 2020-C	0.41%	596,513	0.36%
Total U.S. asset backed securities (cost: $8,060,650)				7,989,037	4.77%
Total investments in securities (cost: $95,876,511)				$93,884,029	56.17%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2022 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$(786,528)	(0.47)%
Currencies	(219,202)	(0.13)%
Energy	(1,660,594)	(0.99)%
Equity indices	(8,129)	0.00%
Interest rate instruments	717,627	0.43%
Metals[2]	(2,754,194)	(1.65)%
Net unrealized gain (loss) on open long U.S. futures contracts	(4,711,020)	(2.81)%

Short U.S. Futures Contracts
Agricultural commodities	202,028	0.12%
Currencies	466,752	0.28%
Energy	213,282	0.13%
Equity indices	123,023	0.07%
Interest rate instruments	(441,749)	(0.26)%
Metals[2]	2,925,242	1.75%
Net unrealized gain (loss) on open short U.S. futures contracts	3,488,578	2.09%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	(1,222,442)	(0.72)%

Long Foreign Futures Contracts
Agricultural commodities	(105,552)	(0.06)%
Currencies	(122,107)	(0.07)%
Energy	120,818	0.07%
Equity indices	(177,914)	(0.11)%
Interest rate instruments	487,981	0.29%
Metals	34,393	0.02%
Net unrealized gain (loss) on open long foreign futures contracts	237,619	0.14%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2022 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS (continued)
Short Foreign Futures Contracts
Agricultural commodities	3,356	0.00%
Currencies	35,217	0.02%
Energy	—	0.00%
Equity indices	348,107	0.21%
Interest rate instruments	(655,094)	(0.39)%
Net unrealized gain (loss) on open short foreign futures contracts	(268,414)	(0.16)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	(30,795)	(0.02)%

Net unrealized gain (loss) on open futures contracts	$(1,253,237)	(0.74)%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long[2]	$(1,132,495)	(0.68)%
Short[2]	1,300,169	0.78%
Net unrealized gain (loss) on open U.S. forward currency contracts	167,674	0.10%

Foreign Forward Currency Contracts
Long	167,368	0.10%
Short	(60,259)	(0.04)%
Net unrealized gain (loss) on open foreign forward currency contracts	107,109	0.06%

Net unrealized gain (loss) on open forward currency contracts	$274,783	0.16%

TOTAL RETURN SWAP CONTRACTS

Long	$213	0.00%

INVESTMENT IN PRIVATE INVESTMENT COMPANY[3]
Galaxy East Alpha (cost: $1,119,755)	$3,644,383	2.18%

[1]	Represents the annualized yield at date of purchase for discount securities or the stated coupon rate for coupon-bearing securities.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

[3]	Private investment company is a separate series that is part of the Galaxy Plus Managed Account Platform (Platform), which is sponsored by New Hyde Park Alternative Funds, LLC (Sponsor). Each series on the Platform invests in Master Fund that allocates assets to a Commodity Trading Advisor (“CTA”). The CTA of our master fund investment trades global commodities markets primarily through futures contracts. The CTA is paid a management fee of up to 1.00% and a 20% share of the trading profits. The Fund may redeem any portion of its investment on a daily basis. Any requested redemption will be satisfied within two days. There are no restrictions on liquidity for the Fund.

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

Futures Portfolio Fund, Limited Partnership

Statements of Operations

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on:
Futures, swaps and forward contracts	$18,254,499	$10,370,854	$32,990,531	$21,644,672
Investment in private investment company	—	—	1,480,463	—
Investments in securities	(384,041)	(22,176)	(386,090)	240,871
Net change in unrealized gain (loss) on:
Futures, swaps and forward contracts	(7,090,439)	(419,148)	(853,346)	(7,083,270)
Investment in private investment company	(33,083)	3,182,266	106,287	3,001,731
Investments in securities	(138,533)	(50,677)	(1,426,081)	(654,509)
Exchange membership	19,250	15,000	46,250	10,000
Brokerage commissions and trading expenses	(252,782)	(283,085)	(540,992)	(552,214)
Net realized and change in unrealized gain (loss) on investments	10,374,871	12,793,034	31,417,022	16,607,281

Net investment income (loss)
Income
Interest income (loss)	340,680	231,807	519,418	560,672

Expenses
Trading Advisor management fee	654,125	610,668	1,258,428	1,237,248
Trading Advisor incentive fee	1,911,965	495,672	4,380,317	800,671
Cash manager fees	32,795	36,404	65,858	75,895
General Partner management and performance fees	647,036	632,113	1,238,834	1,268,555
Selling agent fees – General Partner	588,997	577,459	1,131,352	1,161,538
Broker dealer servicing fees – General Partner	22,950	22,485	43,670	44,825
General Partner 1% allocation	66,633	104,602	234,458	121,982
Administrative expenses – General Partner	194,373	189,864	372,147	381,017
Total expenses	4,118,874	2,669,267	8,725,064	5,091,731
Net investment income (loss)	(3,778,194)	(2,437,460)	(8,205,646)	(4,531,059)
Net income (loss)	$6,596,677	$10,355,574	$23,211,376	$12,076,222

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Operations (continued)

For the Three and Six Months Ended June 30, 2022 and 2021 (unaudited)

	Three Months Ended June 30, 2022
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$171.23	$49.96	$58.66	$313.14	$56.32	$52.94
Net income (loss) per unit†	$175.59	$49.96	$58.66	$318.98	$56.32	$53.16

Weighted average number of units outstanding	24,682.3696	340.7057	38.0000	5,907.1942	256.4767	6,486.02

	Three Months Ended June 30, 2021
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$241.17	$67.15	$64.77	$415.60	$72.64	$69.83
Net income (loss) per unit†	$244.24	$67.15	$64.77	$421.74	$72.64	$70.59

Weighted average number of units outstanding	28,304.3017	340.7057	38.0000	6,879.1876	256.4767	7,045.3806

	Six Months Ended June 30, 2022
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$611.06	$170.94	$175.50	$1,059.65	$185.91	$178.18
Net income (loss) per unit†	$619.05	$170.95	$175.50	$1,065.20	$185.91	$178.47

Weighted average number of units outstanding	25,163.5235	340.7057	38.0000	5,972.3428	256.4767	6,497.05

	Six Months Ended June 30, 2021
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$275.85	$79.75	$76.63	$498.38	$89.00	$84.13
Net income (loss) per unit†	$265.91	$65.77	$58.02	$487.08	$89.00	$82.32

Weighted average number of units outstanding	29,783.8579	445.4009	58.5975	7,175.7035	256.4767	7,356.4050

†	(based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$23,211,376	$12,076,222
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures, swaps and forwards trading	853,346	7,083,270
Net realized and change in unrealized (gain) loss on private investment company and securities	225,421	(2,588,093)
Purchases of securities	(195,881,700)	(182,223,166)
Proceeds from disposition of private investment company and securities	203,102,460	193,904,294
Changes in
Exchange membership	(46,250)	(10,000)
Dividend and interest receivable	(15,009)	(1,582)
Trading Advisor management fee payable	37,242	(54,024)
Trading Advisor incentive fee payable	2,092,667	777,964
Commissions and other trading fees payable on open contracts	(6,797)	(7,829)
Cash Manager fees payable	(2,109)	(3,689)
General Partner management and performance fees payable	20,042	(14,978)
General Partner 1% allocation receivable/payable	126,687	241,856
Selling agent fees payable – General Partner	16,464	(15,369)
Broker dealer servicing fees payable – General Partner	830	(388)
Administrative fee payable – General Partner	6,148	(4,435)
Dividend and interest payable	(3,384)	—
Net cash provided by (used in) operating activities	33,737,434	29,160,053

Cash flows from financing activities
Subscriptions	185,000	508,492
Subscriptions received in advance	—	—
Redemptions	(7,365,149)	(24,470,049)
Net cash provided by (used in) financing activities	(7,180,149)	(23,961,557)

Net increase (decrease) in cash and cash equivalents	26,557,285	5,198,496
Cash and cash equivalents, beginning of period	50,020,190	50,569,879
Cash and cash equivalents, end of period	$76,577,475	$55,768,375

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$55,820,339	$41,643,839
Cash and cash equivalents not in broker trading accounts	20,757,136	14,124,536
Total end of period cash and cash equivalents	$76,577,475	$55,768,375

Supplemental disclosure of cash flow information
Prior period redemptions paid	$1,285,931	$5,585,666
Prior period subscriptions received in advance	$—	$33,000

Supplemental schedule of non-cash financing activities
Redemptions payable	$2,310,913	$1,432,883

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

	Class A	Class A2	Class A3	Class B	Class I	Class R	Total
2022
Balance at December 31, 2021	$104,241,918	$366,207	$39,588	$40,086,210	$285,819	$7,133,264	$152,153,006
Net income (loss)	11,243,570	41,220	4,440	4,477,497	33,238	814,734	16,614,699
Subscriptions	35,000	—	—	—	—	—	35,000
Redemptions	(2,690,977)	—	—	(900,516)	—	—	(3,591,493)
Transfers	(32,191)	—	—	32,191	—	—	—
Balance at March 31, 2022	112,797,320	407,427	44,028	43,695,382	319,057	7,947,998	165,211,212
Net income (loss)	4,333,931	17,022	2,230	1,884,258	14,444	344,792	6,596,677
Subscriptions	—	—	—	150,000	—	—	150,000
Redemptions	(3,507,541)	—	(46,258)	(1,219,839)	—	(25,000)	(4,798,638)
Transfers	(58,487)	—	—	58,487	—	—	—
Balance at June 30, 2022	$113,565,223	$424,449	$—	$44,568,288	$333,501	$8,267,790	$167,159,251

2021
Balance at December 31, 2020	$118,745,248	$523,333	$83,577	$45,043,756	$262,500	$7,779,218	$172,437,632
Net income (loss)	1,006,946	6,418	939	593,906	4,196	108,243	1,720,648
Subscriptions	136,000	—	—	33,000	—	—	169,000
Redemptions	(8,297,140)	(184,599)	(47,162)	(2,362,895)	—	(545,734)	(11,437,530)
Transfers	(125,790)	—	—	125,790	—	—	—
Balance at March 31, 2021	111,465,264	345,152	37,354	43,433,557	266,696	7,341,727	162,889,750
Net income (loss)	6,912,990	22,877	2,461	2,901,251	18,630	497,365	10,355,574
Subscriptions	72,492	—	—	300,000	—	—	372,492
Redemptions	(5,789,986)	—	—	(2,683,935)	—	(405,815)	(8,879,736)
Transfers	(93,729)	—	—	93,729	—	—	—
Balance at June 30, 2021	$112,567,031	$368,029	$39,815	$44,044,602	$285,326	$7,433,277	$164,738,080

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Six Months Ended June 30, 2022 and 2021

(Unaudited)

Units

	Class A	Class A2	Class A3	Class B	Class I	Class R
2022
Balance at December 31, 2021	25,762.1732	340.7072	38.0000	6,103.5404	256.4767	6,505.3148
Subscriptions	8.5136	—	—	—	—	—
Redemptions	(619.2722)	—	—	(134.4111)	—	(0.0001)
Transfers	(7.9845)	—	—	4.9119	—	—
Balance at March 31, 2022	25,143.4301	340.7072	38.0000	5,974.0412	256.4767	6,505.3147
Subscriptions	—	—	—	20.5080	—	—
Redemptions	(747.0429)	—	(38.0000)	(158.9329)	—	(19.2938)
Transfers	(12.4347)	—	—	7.6041	—	—
Balance at June 30, 2022	24,383.9525	340.7072	—	5,843.2204	256.4767	6,486.0209

2021
Balance at December 31, 2020	31,093.6903	523.0963	86.0607	7,397.6586	256.4767	7,667.4336
Subscriptions	36.3455	—	—	5.4197	—	—
Redemptions	(2,171.6400)	(182.3906)	(48.0607)	(386.6001)	—	(531.8037)
Transfers	(33.6170)	—	—	21.0531	—	—
Balance at March 31, 2021	28,924.7788	340.7057	38.0000	7,037.5313	256.4767	7,135.6299
Subscriptions	18.0915	—	—	48.6089	—	—
Redemptions	(1,429.2377)	—	—	(414.4382)	—	(370.1843)
Transfers	(23.3916)	—	—	14.5840	—	—
Balance at June 30, 2021	27,490.2410	340.7057	38.0000	6,686.2860	256.4767	6,765.4456

Net Asset Value per Unit

	Class A	Class A2	Class A3	Class B	Class I	Class R

June 30, 2022	$4,657.38	$1,245.79	$—	$7,627.35	$1,300.32	$1,274.71
December 31, 2021	4,046.32	1,074.85	1,041.81	6,567.70	1,114.41	1,096.53
June 30, 2021	4,094.80	1,080.20	1,047.78	6,587.30	1,112.49	1,098.71
December 31, 2020	3,818.95	1,000.45	971.15	6,088.92	1,023.49	1,014.58

Futures Portfolio Fund, Limited Partnership

Notes to Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Description of the Fund

Futures Portfolio Fund, Limited Partnership (“Fund”) is a Maryland limited partnership, which operates as a commodity investment pool that commenced trading operations on January 2, 1990. The Fund issues units of limited partner interests (“Units”) in six classes, Class A, A2, A3, B, I and R, which represent units of fractional undivided beneficial interest in and ownership of the Fund. As of June 30, 2022, there are no outstanding Class A3 units.

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

Level 1 –	Fair value is based on unadjusted quoted prices for identical instruments in active markets. Financial instruments utilizing Level 1 inputs include futures contracts, U.S. Treasury securities and mutual funds.

Level 2 –	Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach. Financial instruments utilizing Level 2 inputs include forward currency contracts, swaps, certificates of deposit, commercial paper, corporate notes, asset backed securities and the exchange membership.

Level 3 –	Fair value is based on valuation techniques in which one or more significant inputs are unobservable. The Fund has no financial instruments utilizing Level 3 inputs.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended June 30, 2022 and year ended December 31, 2021, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through June 30, 2022. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for the current and prior three years.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At June 30, 2022

	Level 1	Level 2	Practical Expedient	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$(1,253,237)	$—	$—	$(1,253,237)
Net unrealized gain (loss) on open forward currency contracts*	—	274,783	—	274,783
Net unrealized gain (loss) on swap contracts	—	213	—	213
Cash and cash equivalents:
Money market fund	3,147,925	—	—	3,147,925
Investment in private investment company	—	—	3,644,383	3,644,383
Investments in securities:
U.S. Treasury securities*	12,531,565	—	—	12,531,565
Asset backed securities*	—	7,989,037	—	7,989,037
Commercial paper*	—	19,079,257	—	19,079,257
Corporate notes*	—	54,284,170	—	54,284,170
Exchange membership	—	158,250	—	158,250
Total	$14,426,253	$81,785,710	$3,644,383	$99,856,346

*	See the condensed schedule of investments for further description.

At December 31, 2021
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$(723,716)	$—	$—	$(723,716)
Net unrealized gain (loss) on open forward currency contracts*	—	328,039	—	328,039
Net unrealized gain (loss) on swap contracts*	—	270,782	—	270,782
Cash and cash equivalents:
Money market funds	1,577,950	—	—	1,577,950
Investment in private investment company	—	—	3,200,634	3,200,634
Investment in securities:
U.S. Treasury securities*	10,430,298	—	—	10,430,298
Asset backed securities*	—	8,313,893	—	8,313,893
Commercial paper*	—	20,297,450	—	20,297,450
Corporate notes*	—	62,732,318	—	62,732,318
Exchange membership	—	112,000	—	112,000
Total	$11,284,532	$92,054,482	$3,200,634	$106,539,648

*	See the condensed schedule of investments for further description.

There were no Level 3 holdings at June 30, 2022 and December 31, 2021, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At June 30, 2022, the Fund’s derivative contracts had the following impact on the statements of financial condition:

June 30, 2022	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$329,233	$(1,015,929)	$(686,696)
Currencies	732,590	(571,930)	160,660
Energy	691,772	(2,018,266)	(1,326,494)
Equity indices	683,439	(398,352)	285,087
Interest rate instruments	1,932,917	(1,824,152)	108,765
Metals	2,967,249	(2,761,808)	205,441
Net unrealized gain (loss) on open futures contracts	$7,337,200	$(8,590,437)	$(1,253,237)

Net unrealized gain (loss) on open forward currency contracts	$2,831,927	$(2,557,144)	$274,783

Net unrealized gain (loss) on swap contracts	$213	$—	$213

At June 30, 2022, there were 7,246 open futures contracts, 182 open swap contracts and 2,954 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at June 30, 2022 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank AG	$233,059	$—	$—	$233,059
Deutsche Bank Securities, Inc.	1,490,004	—	—	1,490,004
Goldman Sachs & Co. LLC	(164,344)	—	—	(164,344)
SG Americas Securities, LLC	(2,536,960)	—	—	(2,536,960)
Total	$(978,241)	$—	$—	$(978,241)

For the three and six months ended June 30, 2022, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(437,516)	$(1,430,226)	$2,260,457	$(1,016,151)
Currencies	1,304,641	23,236	703,488	290,186
Energy	5,154,408	(1,465,765)	20,548,296	(1,582,201)
Equity indices	(3,236,908)	(431,020)	(7,661,187)	(108,429)
Interest rate instruments	9,134,785	(2,102,011)	8,611,651	1,654,670
Metals	724,136	(1,085,593)	849,519	232,403
Total futures contracts	12,643,546	(6,491,379)	25,312,224	(529,522)

Forward currency contracts	5,085,352	(599,272)	7,437,797	(53,256)

Net open futures contracts	—	—	(508,190)	—

Swap contracts	492,285	212	660,364	(270,568)

Total futures and forward contracts	$18,221,183	$(7,090,439)	$32,902,195	$(853,346)

For the three months ended June 30, 2022, the number of futures contracts closed was 125,134, the number of swap contracts closed was 239 and the number of forward currency contracts closed was 64,637. For the six months ended June 30, 2022, the number of futures contracts closed was 262,852, the number of futures options contracts closed was 730, the number of swap contracts closed was 481 and the number of forward currency contracts closed was 135,991.

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

At June 30, 2022 and December 31, 2021, the majority shareholder of the General Partner did not have an investment balance in the Fund.

The following fees are paid to the General Partner:

■	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, A3, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, A3, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

■	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears. During 2021 and through the six-months ended June 30. 2022, the General Partner did not earn any General Partner performance fees.

■	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

■	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

■	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the Fund, payable in arrears to the General Partner. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

5.	Trading Advisors and Cash Managers

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

Principal Global Investors, LLC serves as the cash manager for the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.14% and 0.13% of the investments in securities and certificates of deposit as of the period ended June 30, 2022 and 2021, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund maintains assets, including cash, equity in futures and forward currency contracts, and investments in securities, with brokers, subject to CFTC regulations and various exchange and broker requirements. At June 30, 2022 and December 31, 2021, the Fund had assets totaling $54,842,098 and $44,247,414, respectively, with brokers, which includes margin deposit requirements of $16,358,681 and $24,018,751, respectively.

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

Purchase and sale of futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss of contract value. The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited. The Fund uses SG Americas Securities, LLC, Goldman Sachs and Co., LLC, and Deutsche Bank Securities, Inc. as its futures brokers. The Fund uses Deutsche Bank AG as its forward currency counterparty.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at June 30, 2022.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners' Capital (Net Asset Value)
United States	$12,531,565	$10,689,245	$47,560,971	$7,989,037	$78,770,818	47.12%
Canada	—	2,396,212	—	—	2,396,212	1.43%
Ireland	—	2,398,201	—	—	2,398,201	1.43%
Germany	—	1,198,290	—	—	1,198,290	0.72%
United Kingdom	—	1,198,696	3,784,315	—	4,983,011	2.99%
Finland	—	—	2,938,884	—	2,938,884	1.76%
Japan	—	1,198,613	—	—	1,198,613	0.72%
Total	$12,531,565	$19,079,257	$54,284,170	$7,989,037	$93,884,029	56.17%

The following table presents the exposure at December 31, 2021.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners' Capital (Net Asset Value)
United States	$10,430,298	$13,098,607	$59,723,543	$8,313,893	$91,566,341	60.19%
Ireland	—	1,199,472	—	—	1,199,472	0.79%
United Kingdom	—	2,399,788	—	—	2,399,788	1.58%
Finland	—	—	3,008,775	—	3,008,775	1.98%
Singapore	—	1,199,815	—	—	1,199,815	0.79%
Norway	—	1,199,948	—	—	1,199,948	0.79%
Germany	—	1,199,820	—	—	1,199,820	0.79%
Total	$10,430,298	$20,297,450	$62,732,318	$8,313,893	$101,773,959	66.91%

9.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at June 30, 2022, the statements of operations for the three and six months ended June 30, 2022 and 2021, the statements of cash flows and statement of changes in partners’ capital (net asset value) for the six months ended June 30, 2022 and 2021, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at June 30, 2022, results of operations, cash flows and changes in partners’ capital (net asset value) for the three and six months ended June 30, 2022 and 2021. The results of operations for the three and six months ended June 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three and six months ended June 30, 2022 and 2021, assuming the unit was outstanding throughout the entire period:

	Three Months Ended June 30, 2022
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,486.15	$1,195.83	$1,158.65	$7,314.21	$1,244.00	$1,221.77

Net realized and change in unrealized gain (loss) on investments (1)	282.44	74.88	76.37	459.63	77.88	76.55
Net investment income (loss) (1)	(111.21)	(24.92)	(17.71)	(146.49)	(21.56)	(23.61)
Total income (loss) from operations	171.23	49.96	58.66	313.14	56.32	52.94

Redemption value per share	—	—	(1,217.31)	—	—	—

Net asset value per unit, end of period	$4,657.38	$1,245.79	$—	$7,627.35	$1,300.32	$1,274.71

Total return (4)	3.82%	4.18%	5.06%	4.28%	4.53%	4.33%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	10.11%	8.56%	6.00%	8.25%	7.20%	7.97%
General Partner 1% allocation	0.04%	0.04%	0.05%	0.04%	0.04%	0.04%
Net total expenses	10.15%	8.60%	6.05%	8.29%	7.24%	8.01%

Net investment income (loss) (2) (3) (5)	(9.31)%	(7.77)%	(5.58)%	(7.45)%	(6.41)%	(7.18)%

	Three Months Ended June 30, 2021
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$3,853.63	$1,013.05	$983.01	$6,171.70	$1,039.85	$1,028.88

Net realized and change in unrealized gain (loss) on investments (1)	305.90	80.45	78.06	490.26	82.62	81.77
Net investment income (loss) (1)	(64.73)	(13.30)	(13.29)	(74.66)	(9.98)	(11.94)
Total income (loss) from operations	241.17	67.15	64.77	415.60	72.64	69.83

Net asset value per unit, end of period	$4,094.80	$1,080.20	$1,047.78	$6,587.30	$1,112.49	$1,098.71

Total return (4)	6.26%	6.63%	6.59%	6.73%	6.99%	6.79%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	6.80%	5.27%	5.42%	4.96%	3.91%	4.76%
General Partner 1% allocation	0.06%	0.06%	0.06%	0.07%	0.07%	0.07%
Net total expenses	6.86%	5.33%	5.48%	5.03%	3.98%	4.83%

Net investment income (loss) (2) (3) (5)	(6.24)%	(4.72)%	(4.87)%	(4.40)%	(3.36)%	(4.20)%

	Six Months Ended June 30, 2022
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,046.32	$1,074.85	$1,041.81	$6,567.70	$1,114.41	$1,096.53

Net realized and change in unrealized gain (loss) on investments (1)	846.96	225.12	221.97	1,377.90	233.96	229.95
Net investment income (loss) (1)	(235.90)	(54.18)	(46.47)	(318.25)	(48.05)	(51.77)
Total income (loss) from operations	611.06	170.94	175.50	1,059.65	185.91	178.18

Redemption value per share	—	—	(1,217.31)	—	—	—

Net asset value per unit, end of period	$4,657.38	$1,245.79	$—	$7,627.35	$1,300.32	$1,274.71

Total return (4)	15.10%	15.90%	16.85%	16.13%	16.68%	16.25%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	11.10%	9.59%	8.55%	9.22%	8.21%	8.98%
General Partner 1% allocation	0.14%	0.15%	0.16%	0.15%	0.15%	0.15%
Net total expenses	11.24%	9.74%	8.71%	9.37%	8.36%	9.13%

Net investment income (loss) (2) (3) (5)	(10.46)%	(8.95)%	(8.09)%	(8.58)%	(7.57)%	(8.34)%

	Six Months Ended June 30, 2021
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$3,818.95	$1,000.45	$971.15	$6,088.92	$1,023.49	$1,014.58

Net realized and change in unrealized gain (loss) on investments (1)	391.18	101.27	97.27	627.85	106.14	104.78
Net investment income (loss) (1)	(115.33)	(21.52)	(20.64)	(129.47)	(17.14)	(20.65)
Total income (loss) from operations	275.85	79.75	76.63	498.38	89.00	84.13

Net asset value per unit, end of period	$4,094.80	$1,080.20	$1,047.78	$6,587.30	$1,112.49	$1,098.71

Total return (4)	7.22%	7.97%	7.89%	8.19%	8.70%	8.29%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	6.56%	5.17%	5.32%	4.73%	3.73%	4.53%
General Partner 1% allocation	0.07%	0.07%	0.07%	0.08%	0.08%	0.08%
Net total expenses	6.63%	5.24%	5.39%	4.81%	3.81%	4.61%

Net investment income (loss) (2) (3) (5)	(5.88)%	(4.46)%	(4.59)%	(4.05)%	(3.07)%	(3.86)%

Total returns are calculated based on the change in value of a Class A, Class A2, Class A3, Class B, Class I or Class R Unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	The net investment income (loss) per unit is calculated by dividing the net investment income (loss) by the average number of Class A, A2, A3, B, I or R Units outstanding during the period. Net realized and change in unrealized gain (loss) on investments is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of net realized and change in unrealized gain (loss) on investment per unit due to the timing of investment gains and losses during the period relative to the number of units outstanding.

(2)	The net investment income (loss) includes interest income and excludes net realized and net change in unrealized gain (loss) from investment activities as shown in the statements of operations. The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net investment gain (loss) in the statements of operations. The resulting amount is divided by the average net asset value for the period.

(3)	Ratios have been annualized.

(4)	Ratios have not been annualized.

(5)	Ratio excludes General Partner 1% allocation.

12.	Subsequent Events

Subsequent to June 30, 2022, there were $0 of contributions into the Fund and an estimated $1,678,761 of redemptions from the Fund.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of June 30, 2022 were as follows:

Sector	Risk Allocation	Net Position
Agriculture	7%	Long
Energy	20%	Long
Metals	7%	Short
Currencies	35%	Long USD
Equity indices	15%	Short
Interest rates	16%	Short

A prevalent strategy employed by the Fund’s trading advisors is trend-following. As such, the largest positions tend to reflect the strongest current market trends. Another prevalent strategy employed by the Fund is systematic macro, which tends to systematically trade positions based on non-price data or other fundamental data and factors. As of June 30, 2022, the Fund’s largest exposure was in commodity markets. Within this sector, positioning was long across energy, agricultural, and metal markets. Equity markets were also positioned long at the end of the second quarter, with the largest positions in U.S. indices. Currency exposure fluctuated during the quarter but finished June slightly short. Fixed income positions were long at the end of the period, both in U.S. and international markets.

Results of Operations

The returns for each Class of Units for the six months ended June 30, 20221 and 2021 were:

Class of Units	2022	2021
Class A	15.10%	7.22%
Class A2	15.90%	7.97%
Class A3	16.85%	7.89%
Class B	16.13%	8.19%
Class I	16.68%	8.70%
Class R	16.25%	8.29%

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

April

As Russia’s invasion of Ukraine entered its 3rd month, investors continued to size up daily news flow out of the region along with the increasing pressures of inflation. The S&P 500 Index added to its negative 2022 performance as April proved to be the worst month for the index since March of 2020, bringing the YTD return to down -12.92%. Continued hawkish comments by the Federal Reserve, coupled with relentless higher inflation metrics drove bond yields higher during the month. Most notably, the U.S. 10-year yield encroached on a critical 3% level, a point not seen since late 2018. Against the backdrop of Russia’s attack on Ukraine and the uncertainty of supply, oil prices continued their upward trend as West Texas Intermediate surged over +3% in April, bringing the year-to-date increase up over +43%.

Futures Portfolio Fund added to its strong start in 2022 with contributions from currencies, interest rates, energy products, and agricultural commodities, while equities modestly detracted. The strong month highlighted the Fund’s ability to be sizably invested in different themes, which has helped provide positive performance against the losses by major bond and equity indices in 2022. In currency trading, long U.S. dollar positioning throughout the month contributed positively as real yields moved into positive territory along with a boost from the flight to safety. Also contributing was consistent short bond positioning as yields rose across the globe on the back of rising inflation. Choppy equity markets (as opposed to more sustained trends) provided a difficult environment for the Fund’s managers to take advantage of. As we enter the second quarter of 2022, we are pleased with the portfolio performance and diversification it is providing investors. The Fund finished with a net gain of 5.88%, 6.00%, 5.99%, 6.04%, 6.12% and 6.06% for Class A, A2, A3, B, I, and R Units, respectively.

May

Rising inflation and concerns surrounding China’s zero COVID policy drove financial markets in May as investors assessed their subsequent impact on global economic growth. The S&P 500 Index posted modestly positive performance in May, bringing year-to-date performance to down -12.76%. The Index’s slight gain did not come without its fair share of volatility as numerous companies issued cautious outlooks, raising questions about economic growth and health of the consumer. Additionally, U.S. 10-year yields encroached on a critical 3% level, a point not seen since late 2018. Against the backdrop of Russia’s attack on Ukraine and the uncertainty of supply, oil prices continued their upward trend as West Texas Intermediate surged over +11% in May, bringing the year-to-date increase up over +60%.

Futures Portfolio Fund (“the Fund”) had a small net loss in May, as currencies, interest rates, and agricultural commodities gave back some of their sizable gains from earlier in the year. In currency trading, long U.S. dollar positioning throughout the month detracted as the extended rally stalled on the back of slowing U.S. yield increases. Also detracting from performance was fixed income as range-bound markets provided a difficult trading environment for the Fund’s managers. Energy trading was a positive contributor during the month, however, as consistent long exposure was able to capture the general upward trend due to aforementioned reasons. The Fund finished with a net loss of (0.98)%, (0.86)%, (0.88)%, (0.83)%, (0.75)%, and (0.81)% for Class A, A2, A3, B, I, and R Units, respectively.

June

While the macro drivers from earlier in the year continued into June, market participants’ focus shifted to the Federal Reserve’s response to these events. The S&P 500 Index added to its negative year-to-date return as June, down -8.25%, proved to be the second worst month this year. This brought the 2022 return to down -19.96% for the Index. Continued hawkish comments by the Federal Reserve, coupled with relentless higher inflation metrics drove bond yields higher during the month. Most notably, the U.S. 10-year treasury yield rose to 3.49%, before retreating and closing the month below 3%.

Futures Portfolio Fund (“the Fund”) had a small net loss in June, as agricultural commodities and energy products gave back some of their sizable gains from earlier in the year. Gains in interest rates and currency trading were not enough to offset the aforementioned losses. Agricultural commodities, specifically grains markets, detracted most from performance as persistently long positions were hurt by better-than-expected news regarding weather, crop conditions, and exports from Ukraine. Contributing the most to performance was short fixed income positioning as volatile markets provided ample trading opportunities to the Fund’s trading advisors. The Fund finished with a net loss of (0.98)%, (0.87)%, (0.83)%, (0.76)%, and (0.82)% for Class A, A2, B, I, and R Units, respectively.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund's open positions by market sector at June 30, 2022 and December 31, 2021. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	June 30, 2022		December 31, 2021
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$414,699	0.24%	$800,469	0.52%
Currencies	2,147,927	1.27	1,745,329	1.14
Energy	1,253,893	0.74	1,903,360	1.24
Equity indices	922,455	0.54	1,519,488	0.99
Interest rate instruments	984,926	0.58	1,111,430	0.72
Metals	414,555	0.24	558,355	0.36
Single stock futures	0	0.00	0	0.00
Total	$6,138,455	3.61%	$7,638,431	4.97%

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

The following were the primary trading risk exposures of the Fund as of June 30, 2022, by market sector.

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

Single Stock Futures

The Fund has had a small exposure to single stock futures, with positions primarily in companies that trade on U.S. exchanges. The price drivers here tend to be more microeconomic with corporate earnings and industry trends being important. However, macroeconomic and market-wide factors can also affect single stock futures prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following represent non-trading risk exposures of the Fund as of June 30, 2022.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at June 30, 2022 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended June 30, 2022. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended June 30, 2022 were as follows:

	April	May	June	Total
A Units
Units redeemed	(218.9610)	(173.3474)	(354.7346)	(747.0429)
Average net asset value per unit	$4,749.98	$5,040,95	$4,657.38	$4,773.52

A2 Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

A3 Units
Units redeemed	—	(38.0000)	—	(38.0000)
Average net asset value per unit	$—	$1,217.31	$—	$1,217.31

B Units
Units redeemed	(45.7787)	(26.7832)	(86.3709)	(158.9328)
Average net asset value per unit	$7,755.89	$5,507.80	$7,627.35	$7,307.19

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

R Units
Units redeemed	(19.2938)	—	—	(19.2938)
Average net asset value per unit	$1,295.76	$—	$—	$1,295.76

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

Dated: August 12, 2022	Futures Portfolio Fund, Limited Partnership

By:	Steben & Company, LLC
General Partner

By:	/s/ Kevin M. Kinzie
Name:	Kevin M. Kinzie
Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

By:	/s/ Jon C. Essen
Name:	Jon C. Essen
Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)