Form 10-Q
period 2022-09-30
FUTURES PORTFOLIO FUND L.P.
filed 2022-11-14
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Statement of Financial Condition

September 30, 2022 (unaudited) and December 31, 2021

	September 30,
	2022	December 31,
	(Unaudited)	2021
Assets
Equity in broker trading accounts
Cash	$52,208,097	$44,372,309
Net unrealized gain (loss) on open futures contracts	3,828,955	(723,716)
Net unrealized gain (loss) on open forward currency contracts	3,752,804	328,039
Net unrealized gain (loss) on swap contracts	(5,908)	270,782
Total equity in broker trading accounts	59,783,948	44,247,414
Cash and cash equivalents	17,186,498	5,647,881
Investment in private investment company, at fair value (cost $847,800 and $782,292)	3,221,054	3,200,634
Investment in securities, at fair value (cost $95,883,341 and $102,304,347)	93,149,331	101,773,959
Exchange membership, at fair value (cost $189,000 and $189,000)	165,000	112,000
Dividend and interest receivable	27,815	901
Total assets	$173,533,646	$154,982,789

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$216,418	$225,938
Trading Advisor incentive fees payable	1,405,319	721,914
Commissions and other trading fees payable on open contracts	22,770	22,309
Cash Managers fees payable	28,038	30,354
General Partner management and performance fees payable	214,272	192,096
General Partner 1% allocation payable	300,426	107,771
Selling Agent payable - General Partner	194,706	176,331
Broker dealer servicing fees payable - General Partner	7,585	6,718
Administrative fee payable - General Partner	64,253	57,037
Dividend and interest payable	—	3,384
Redemption payable	1,369,339	1,285,931
Total liabilities	3,823,126	2,829,783

Partners’ Capital (Net Asset Value)
Class A Interests – 23,828.0204 and 25,762.1732 units outstanding at September 30, 2022 and December 31, 2021, respectively	115,267,200	104,241,918
Class A2 Interests – 292.2072 and 340.7072 units outstanding at September 30, 2022 and December 31, 2021, respectively	379,420	366,207
Class A3 Interests – 0.0000 and 38.0000 units outstanding at September 30, 2022 and December 31, 2021, respectively	—	39,588
Class B Interests – 5,665.5477 and 6,103.5404 units outstanding at September 30, 2022 and December 31, 2021, respectively	45,084,938	40,086,210
Class I Interests – 256.4767 and 256.4767 units outstanding at September 30, 2022 and December 31, 2021, respectively	348,767	285,819
Class R Interests – 6,486.0209 and 6,505.3148 units outstanding at September 30, 2022 and December 31, 2021, respectively	8,630,195	7,133,264
Total partners’ capital (net asset value)	169,710,520	152,153,006

Total liabilities and partners’ capital (net asset value)	$173,533,646	$154,982,789

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments
September 30, 2022 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
2,500,000	2/15/23	U.S. Treasury	2.00%	$2,489,980	1.46%
3,000,000	5/31/23	U.S. Treasury	2.75%	3,001,475	1.77%
7,000,000	8/15/23	U.S. Treasury	2.50%	6,916,257	4.08%
Total U.S. Treasury securities (cost: $12,546,428)				12,407,712	7.31%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,200,000	10/28/22	ING (U.S.) Funding LLC	2.96%	$1,197,237	0.71%
Commercial Services
1,200,000	10/24/22	MUFG Bank Ltd. (New York Branch)	2.72%	1,197,823	0.71%
Diversified financial services
1,200,000	10/6/22	Sheffield Receivables Company LLC	2.21%	1,199,558	0.71%
1,200,000	10/7/22	Caterpillar Financial Services Corporation	2.31%	1,199,460	0.71%
1,200,000	10/11/22	Longship Funding Designated Activity Company	2.73%	1,199,000	0.70%
1,200,000	11/3/22	Citigroup Global Markets Inc.	3.01%	1,196,590	0.70%
Machinery
1,200,000	10/5/22	American Water Capital Corp.	2.00%	1,199,666	0.70%
Water
1,200,000	10/12/22	Brown-Forman Corporation	2.80%	1,198,882	0.71%
Total U.S. commercial paper (cost: $9,575,035)				9,588,216	5.65%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
September 30, 2022 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
1,200,000	10/4/22	John Deere Capital Corporation	1.91%	1,199,746	0.71%
1,200,000	10/18/22	Coöperatieve Rabobank U.A., New York Branch	2.87%	1,198,277	0.70%
Commercial Services
1,200,000	10/7/22	Thunder Bay Funding, LLC	2.31%	1,199,460	0.71%
1,200,000	10/11/22	National Rural Utilities Cooperative Finance Corporation	2.92%	1,198,930	0.71%
Diversified financial services
1,200,000	10/3/22	Nationwide Building Society	1.70%	1,199,830	0.70%
Energy
1,200,000	10/14/22	United States Department of The Treasury	2.88%	1,198,657	0.71%
Manufacturing
1,100,000	10/24/22	DCAT, LLC	2.64%	1,098,067	0.65%
Telecommunications
1,200,000	11/8/22	DNB Bank ASA	3.22%	1,195,820	0.70%
Total foreign commercial paper (cost: $9,471,547)				9,488,787	5.59%
Total commercial paper (cost: $19,046,582)				19,077,003	11.24%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$1,600,000	8/16/23	Truist Bank	3.65%	1,598,966	0.94%
3,000,000	5/1/25	Santander Consumer Auto Receivables Trust 2020-B_2	4.88%	2,989,223	1.76%
Automotive
4,000,000	6/14/24	World Omni Auto Receivables Trust 2020-C	0.58%	3,741,163	2.20%
Banks
4,000,000	5/5/23	Apple Inc.	1.00%	3,927,522	2.31%
4,250,000	1/24/24	AT&T Inc.	3.75%	4,218,763	2.49%
2,000,000	7/23/24	Athene Global Funding	3.86%	1,984,593	1.17%
4,000,000	12/5/24	Verizon Communications Inc.	4.02%	3,992,336	2.35%
2,000,000	12/6/24	Brookfield Finance LLC	2.15%	1,897,468	1.12%
Diversified financial services
600,000	12/7/23	GreatAmerica Leasing Receivables Funding, LLC	0.35%	571,253	0.33%
4,000,000	1/8/24	Dell Equipment Finance Trust 2020-1	0.95%	3,794,081	2.24%
4,600,000	3/8/24	Zoetis Inc.	0.67%	4,496,730	2.65%
2,700,000	4/1/24	Credit Suisse AG, New York Branch	4.00%	2,713,397	1.60%
Machinery
2,000,000	1/10/25	NVIDIA Corporation	1.25%	1,859,375	1.10%
Media
3,000,000	3/15/24	Verizon Owner Trust 2018-A	3.43%	2,902,607	1.71%
Pharmaceuticals
3,500,000	2/1/23	Mizuho Bank Ltd., New York Branch	3.25%	3,499,467	2.06%
Telecommunications
3,000,000	3/22/24	JPMorgan Chase & Co._1	0.75%	2,831,090	1.67%
Total U.S. corporate notes (cost: $49,289,980)				47,018,034	27.70%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
September 30, 2022 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$3,000,000	6/9/23	Boeing Company	1.00%	$2,949,123	1.74%
Diversified financial services
$4,000,000	1/13/25	World Omni Select Auto Trust 2020-A	1.38%	$3,694,029	2.18%
Total foreign corporate notes (cost: $6,932,129)				6,643,152	3.92%
Total corporate notes (cost: $56,222,109)				53,661,186	31.62%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$607,758	10/15/26	Carvana Auto Receivables Trust 2021-P3	1.98%	$606,464	0.37%
118,387	6/9/25	Carvana Auto Receivables Trust, Series 2020-P1	0.44%	116,907	0.07%
295,000	4/15/25	Dell Equipment Finance Trust 2019-2	0.54%	292,179	0.17%
282,905	1/10/25	Ford Credit Auto Lease Trust 2021-B	0.38%	280,378	0.17%
950,000	8/15/24	Goldman Sachs Group, Inc.	2.97%	951,429	0.56%
475,000	1/15/30	HPEFS Equipment Trust 2020-2	3.47%	471,552	0.28%
166,092	4/15/33	HPEFS Equipment Trust 2021-1_1	0.47%	160,435	0.10%
350,000	12/16/24	MMAF Equipment Finance LLC Series 2021-A	2.77%	347,530	0.20%
285,557	4/15/24	Raytheon Technologies Corporation	0.24%	283,632	0.17%
497,193	3/17/25	Santander Consumer Auto Receivables Trust 2020-B_1	2.76%	495,390	0.29%
265,000	12/20/24	Santander Drive Auto Receivables Trust 2021-2	0.65%	253,968	0.16%
360,427	6/18/25	SLM Student Loan Trust 2011-2	0.53%	355,664	0.21%
306,128	3/20/25	Synchrony Card Issuance Trust, Series 2018-1	0.36%	302,849	0.18%
400,000	4/22/24	The Bank of New York Mellon Corporation	0.57%	391,791	0.23%
21,847	8/15/24	Wells Fargo & Company	0.46%	21,837	0.01%
Equipment
451,640	3/20/24	Micron Technology, Inc.	0.60%	445,408	0.26%
259,234	4/15/24	Nordea Bank Abp	0.30%	258,227	0.15%
42,134	7/22/24	Drive Auto Receivables Trust 2021-1	1.85%	41,947	0.02%
575,000	1/21/25	Verizon Owner Trust 2020-A	3.40%	563,290	0.33%
610,000	4/21/25	TESLA 2021-A A2	0.41%	598,393	0.35%
348,000	5/22/26	Ford Credit Auto Owner Trust 2017-Rev1	0.43%	338,703	0.19%
129,950	3/20/31	HPEFS Equipment Trust 2021-1_2	0.27%	129,681	0.08%
300,000	3/20/31	HPEFS Equipment Trust 2021-1_1	0.32%	295,776	0.17%
Total U.S. asset backed securities (cost: $8,068,222)				8,003,430	4.72%
Total investments in securities (cost: $95,883,341)				$93,149,331	54.89%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
September 30, 2022 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$(1,006,158)	(0.59)%
Currencies	(113,765)	(0.07)%
Energy	(653,957)	(0.39)%
Equity indices	(184,379)	(0.11)%
Interest rate instruments	(512,063)	(0.30)%
Metals[2]	(1,590,115)	(0.93)%
Net unrealized gain (loss) on open long U.S. futures contracts	(4,060,437)	(2.39)%

Short U.S. Futures Contracts
Agricultural commodities	34,481	0.02%
Currencies	613,473	0.36%
Energy	151,399	0.09%
Equity indices	733,112	0.43%
Interest rate instruments	2,852,631	1.68%
Metals[2]	1,870,261	1.10%
Net unrealized gain (loss) on open short U.S. futures contracts	6,255,357	3.68%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	2,194,920	1.29%

Long Foreign Futures Contracts
Agricultural commodities	135,252	0.08%
Currencies	99,704	0.06%
Energy	(40,831)	(0.02)%
Equity indices	(1,413,132)	(0.83)%
Interest rate instruments	(381,086)	(0.23)%
Metals	(17,929)	(0.01)%
Net unrealized gain (loss) on open long foreign futures contracts	(1,618,022)	(0.95)%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2022 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Short Foreign Futures Contracts
Agricultural commodities	24,509	0.01%
Currencies	(74,721)	(0.04)%
Energy	22,652	0.01%
Equity indices	608,555	0.37%
Interest rate instruments	2,671,062	1.57%
Net unrealized gain (loss) on open short foreign futures contracts	3,252,057	1.92%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	1,634,035	0.97%

Net unrealized gain (loss) on open futures contracts	$3,828,955	2.26%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long[2]	$(1,861,161)	(1.10)%
Short[2]	5,535,348	3.26%
Net unrealized gain (loss) on open U.S. forward currency contracts	3,674,187	2.16%

Foreign Forward Currency Contracts
Long	596,696	0.35%
Short	(518,079)	(0.30)%
Net unrealized gain (loss) on open foreign forward currency contracts	78,617	0.05%

Net unrealized gain (loss) on open forward currency contracts	$3,752,804	2.21%

TOTAL RETURN SWAP CONTRACTS
Long	$3,184	0.00%
Short	(9,092)	(0.01)%
	$(5,908)	(0.01)%

INVESTMENT IN PRIVATE INVESTMENT COMPANY[3]
Galaxy East Alpha (cost: $847,800)	$3,221,054	1.90%

[1]	Represents the annualized yield at date of purchase for discount securities or the stated coupon rate for coupon-bearing securities.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

[3]	Private investment company is a separate series that is part of the Galaxy Plus Managed Account Platform (Platform), which is sponsored by New Hyde Park Alternative Funds, LLC (Sponsor). Each series on the Platform invests in Master Fund that allocates assets to a Commodity Trading Advisor (“CTA”). The CTA of our master fund investment trades global commodities markets primarily through futures contracts. The CTA is paid a management fee of up to 1.00% and a 20% share of the trading profits. The Fund may redeem any portion of its investment on a daily basis. Any requested redemption will be satisfied within two days. There are no restrictions on liquidity for the Fund.

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

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2021

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$3,000,000	6/9/23	Nordea Bank Abp	1.00%	$3,008,775	1.98%
Total foreign corporate notes (cost: $2,996,910)				3,008,775	1.98%
Total corporate notes (cost: $63,209,279)				62,732,318	41.24%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$590,000	6/18/25	Americredit Automobile Receivables Trust 2020-3	0.53%	588,969	0.39%
350,000	12/16/24	Carmax Auto Owner Trust 2019-2	2.77%	358,066	0.24%
625,000	1/10/25	Carvana Auto Receivables Trust 2021-P3	0.38%	624,086	0.41%
210,000	6/9/25	Carvana Auto Receivables Trust, Series 2020-P1	0.44%	209,473	0.14%
45,202	12/15/23	Drive Auto Receivables Trust 2021-1	0.36%	45,208	0.03%
625,000	4/15/24	Ford Credit Auto Lease Trust 2021-B	0.24%	623,654	0.41%
371,000	8/15/28	Ford Credit Auto Owner Trust 2017-Rev1	2.62%	372,354	0.24%
410,834	8/15/24	Santander Consumer Auto Receivables Trust 2020-B	0.46%	410,767	0.27%
295,000	4/15/25	Santander Consumer Auto Receivables Trust 2020-B	0.54%	294,814	0.19%
183,585	4/15/24	Santander Drive Auto Receivables Trust 2021-2	0.28%	183,574	0.12%
593,233	3/20/25	TESLA 2021-A A2	0.36%	292,005	0.39%
126,149	12/15/23	World Omni Auto Receivables Trust 2020-C	0.35%	126,170	0.08%
94,072	6/17/24	World Omni Select Auto Trust 2020-A	0.47%	94,096	0.06%
Equipment
340,908	10/22/24	Dell Equipment Finance Trust 2019-2	1.91%	342,291	0.22%
130,397	6/22/22	Dell Equipment Finance Trust 2020-1	2.26%	130,602	0.09%
625,000	10/20/23	Dllmt 2021-1 Llc.	0.60%	623,777	0.41%
775,000	7/22/30	HPEFS Equipment Trust 2020-2	0.69%	775,720	0.51%
1,115,262	3/20/31	HPEFS Equipment Trust 2021-1_2	0.59%	1,113,334	0.73%
425,000	4/15/24	MMAF Equipment Finance LLC Series 2021-A	0.30%	424,579	0.28%
2,555	4/20/23	Verizon Owner Trust 2018-A	3.23%	2,563	0.00%
375,000	7/22/24	Verizon Owner Trust 2020-A	1.85%	377,791	0.25%
Total U.S. asset backed securities (cost: $8,348,364)				8,313,893	5.46%
Total investments in securities (cost: $102,304,347)				$101,773,959	66.91%

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

Futures Portfolio Fund, Limited Partnership

Statements of Operations

For the Three and Nine Months Ended September 30, 2022 and 2021

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures, futures options, swaps and forward contracts	$129,824	$(3,125,251)	$33,120,355	$18,519,421

Investment in private investment company	722,045	1,952,646	2,202,508	1,952,646
Investments in securities	70,964	174,076	(315,126)	414,947
Net change in unrealized gain (loss) on:
Futures, futures options, swaps and forward contracts	8,554,092	(334,396)	7,700,746	(7,417,666)
Investment in private investment company	(151,374)	1,008,508	(45,087)	4,010,239
Investments in securities	(658,883)	(298,371)	(2,084,964)	(952,880)
Exchange membership	6,750	4,750	53,000	14,750
Brokerage commissions and trading expenses	(237,167)	(281,412)	(778,159)	(833,626)
Net realized and change in unrealized gain (loss) on investments	8,436,251	(899,450)	39,853,273	15,707,831

Net Investment Income (Loss)
Income
Interest income	699,406	193,609	1,218,824	754,281

Expenses
Trading Advisor management fees	603,533	595,425	1,861,961	1,832,673
Trading Advisor incentive fees	512,371	405,193	4,892,688	1,205,864
Cash Managers fees	33,621	36,825	99,479	112,720
General Partner management and performance fees	619,244	605,298	1,858,078	1,873,853
Selling agent fees - General Partner	562,097	551,915	1,693,449	1,713,453
Broker dealer servicing fees - General Partner	22,010	21,644	65,680	66,469
General Partner 1% allocation	65,968	(31,040)	300,426	90,942
Administrative fee - General Partner	186,031	181,818	558,178	562,835
Total expenses	2,604,875	2,367,078	11,329,939	7,458,809
Net investment income (loss)	(1,905,469)	(2,173,469)	(10,111,115)	(6,704,528)
Net Income (Loss)	$6,530,782	$(3,072,919)	$29,742,158	$9,003,303

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Operations (continued)

For the Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)

	Three Months Ended September 30, 2022
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$180.08	$52.68	$—	$330.39	$59.52	$55.87
Net income (loss) per unit†	$178.08	$43.41	$—	$325.76	$59.52	$55.87

Weighted average number of units outstanding	24,010.6107	292.2057	—	5,724.2673	256.4767	6,486.0210

	Three Months Ended September 30, 2021
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(83.80)	$(18.43)	$(18.26)	$(105.93)	$(15.32)	$(17.13)
Net income (loss) per unit†	$(83.16)	$(18.43)	$(18.26)	$(104.96)	$(15.31)	$(17.03)

Weighted average number of units outstanding	27,110.9034	340.7057	38.0000	6,607.0765	256.4767	6,695.0700

	Nine Months Ended September 30, 2022
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$791.14	$223.62	$(1,041.81)	$1,390.04	$245.43	$234.05
Net income (loss) per unit†	$799.96	$217.47	$175.50	$1,394.81	$245.43	$234.37

Weighted average number of units outstanding	24,817.6496	326.1557	38.0000	5,897.9202	256.4767	6,493.7384

	Nine Months Ended September 30, 2021
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$192.05	$61.32	$58.37	$392.45	$73.68	$67.00
Net income (loss) per unit†	$195.48	$55.60	$51.62	$399.94	$73.69	$68.67

Weighted average number of units outstanding	28,981.9716	413.9924	52.4182	7,005.1154	256.4767	7,158.0000

†	based on weighted average of number of unit outstanding during the period

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income (loss)	$29,742,158	$9,003,303
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net change in unrealized (gain) loss from futures, futures options, forward contracts and swap contracts	(7,700,746)	7,358,760
Net realized and change in unrealized (gain) loss on SMFSF, private investment company, securities and certificates of deposit	242,669	(5,424,952)
Purchases of securities and private investment company	(272,549,722)	(281,462,505)
Proceeds from disposition of securities and private investment company	280,911,261	295,793,782
Exchange Membership	(53,000)	(14,750)
Changes in
Dividend and interest receivable	(26,914)	—
Trading Advisor management fee payable	(9,520)	(61,619)
Trading Advisor incentive fee payable	683,405	864,756
Commissions and other trading fees payable on open contracts	461	(8,854)
Cash Manager fees Payable	(2,316)	(5,474)
General Partner management and performance fees payable	22,176	(26,087)
General Partner 1% allocation receivable / payable	192,655	210,815
Selling Agent fees payable - General Partner	18,375	(26,302)
Broker dealer servicing fees payable - General Partner	867	(700)
Administrative fee payable – General Partner	7,216	(7,738)
Dividend and interest payable	(3,384)	2,007
Net cash provided by operating activities	31,475,641	26,194,442

Cash flows from financing activities
Subscriptions	185,000	653,492
Subscriptions received in advance	—	750,000
Redemptions	(12,286,236)	(30,399,388)
Net cash used in financing activities	(12,101,236)	(28,995,896)

Net increase (decrease) in cash and cash equivalents	19,374,405	(2,801,454)
Cash and cash equivalents, beginning of period	50,020,190	50,569,879
Cash and cash equivalents, end of period	$69,394,595	$47,768,425

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$52,208,097	$40,817,333
Cash and cash equivalents	17,186,498	6,951,092
Total end of period cash and cash equivalents	$69,394,595	$47,768,425

Supplemental disclosure of cash flow information
Prior period redemptions paid	$1,285,931	$5,585,666
Prior period subscriptions received in advance	$—	$33,000

Supplemental schedule of non-cash financing activities
Redemptions payable	$1,369,339	$1,206,869

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Nine Months Ended September 30, 2022 and 2021

	Class A	Class A2	Class A3	Class B	Class I	Class R	Total
Nine Months Ended September 30, 2022
Balance at December 31, 2021	$104,241,918	$366,207	$39,588	$40,086,210	$285,819	$7,133,264	$152,153,006
Net income (loss)	11,243,570	41,220	4,440	4,477,497	33,238	814,734	16,614,699
Subscriptions	35,000	—	—	—	—	—	35,000
Redemptions	(2,690,977)	—	—	(900,516)	—	—	(3,591,493)
Transfers	(32,191)	—	—	32,191	—	—	—
Balance at March 31, 2022	112,797,320	407,427	44,028	43,695,382	319,057	7,947,998	165,211,212
Net income (loss)	4,333,931	17,022	2,230	1,884,258	14,444	344,792	6,596,677
Subscriptions	—	—	—	150,000	—	—	150,000
Redemptions	(3,507,541)	—	(46,258)	(1,219,839)	—	(25,000)	(4,798,638)
Transfers	(58,487)	—	—	58,487	—	—	—
Balance at June 30, 2022	113,565,223	424,449	—	44,568,288	333,501	8,267,790	167,159,251
Net income (loss)	4,275,697	12,686	—	1,864,728	15,266	362,405	6,530,782
Subscriptions	—	—	—	—	—	—	—
Redemptions	(2,409,592)	(57,715)	—	(1,512,206)	—	—	(3,979,513)
Transfers	(164,128)	—	—	164,128	—	—	—
Balance at September 30, 2022	$115,267,200	$379,420	$—	$45,084,938	$348,767	$8,630,195	$169,710,520

Nine Months Ended September 30, 2021
Balance at December 31, 2020	$118,745,248	$523,333	83,577	$45,043,756	$262,500	$7,779,218	$172,437,632
Net income (loss)	1,006,946	6,418	939	593,906	4,196	108,243	1,720,648
Subscriptions	136,000	—	—	33,000	—	—	169,000
Redemptions	(8,297,140)	(184,599.00)	(47,162)	(2,362,895)	—	(545,734)	(11,437,530)
Transfers	(125,790)	—	—	125,790	—	—	—
Balance at March 31, 2021	111,465,264	345,152	37,354	43,433,557	266,696	7,341,727	162,889,750
Net income (loss)	6,912,990	22,877	2,461	2,901,251	18,630	497,365	10,355,574
Subscriptions	72,492	—	—	300,000	—	—	372,492
Redemptions	(5,789,986)	—	—	(2,683,935)	—	(405,815)	(8,879,736)
Transfers	(93,729)	—	—	93,729	—	—	—
Balance at June 30, 2021	112,567,031	368,029	39,815	44,044,602	285,326	7,433,277	164,738,080
Net income (loss)	(2,254,471)	(6,278)	(694)	(693,507)	(3,927)	(114,042)	(3,072,919)
Subscriptions	75,000	—	—	70,000	—	—	145,000
Redemptions	(4,190,773)	—	—	(1,282,322)	—	(230,230)	(5,703,325)
Transfers	(60,539)	—	—	60,539	—	—	—
Balance at September 30, 2021	$106,136,248	$361,751	$39,121	$42,199,312	$281,399	$7,089,005	$156,106,836

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Nine Months Ended September 30, 2022 and 2021

	Units
	Class A	Class A2	Class A3	Class B	Class I	Class R
Nine Months Ended September 30, 2022
Balance at December 31, 2021	25,762.1732	340.7072	38.0000	6,103.5404	256.4767	6,505.3148
Subscriptions	8.5136	—	—	—	—	—
Redemptions	(619.2722)	—	—	(134.4111)	—	(0.0001)
Transfers	(7.9845)	—	—	4.9119	—	—
Balance at March 31, 2022	25,143.4301	340.7072	38.0000	5,974.0412	256.4767	6,505.3147
Subscriptions	—	—	—	20.5080	—	—
Redemptions	(747.0429)	—	(38.00)	(158.9329)	—	(19.2938)
Transfers	(12.4347)	—	—	7.6041	—	—
Balance at June 30, 2022	24,383.9525	340.7072	—	5,843.2204	256.4767	6,486.0209
Subscriptions	—	—	—	—	—	—
Redemptions	(520.2728)	(48.50)	—	(199.3821)	—	—
Transfers	(35.6593)	—	—	21.7094	—	—
Balance at September 30, 2022	23,828.0204	292.2072	0.0000	5,665.5477	256.4767	6,486.0209

Nine Months Ended September 30, 2021
Balance at December 31, 2020	31,093.6903	523.0963	86.0607	7,397.6586	256.4767	7,667.4336
Subscriptions	36.3455	—	—	5.4197	—	—
Redemptions	(2,171.6400)	(182.3906)	(48.0607)	(386.6001)	—	(531.8037)
Transfers	(33.6170)	—	—	21.0531	—	—
Balance at March 31, 2021	28,924.7788	340.7057	38.0000	7,037.5313	256.4767	7,135.6299
Subscriptions	18.0915	—	—	48.6089	—	—
Redemptions	(1,429.2377)	—	—	(414.4382)	—	(370.1843)
Transfers	(23.3916)	—	—	14.5840	—	—
Balance at June 30, 2021	27,490.2410	340.7057	38.0000	6,686.2860	256.4767	6,765.4456
Subscriptions	18.5156	—	—	10.6510	—	—
Redemptions	(1,032.5974)	—	—	(195.2806)	—	(211.1318)
Transfers	(14.8520)	—	—	9.2108	—	—
Balance at September 30, 2021	26,461.3072	340.7057	38.0000	6,510.8672	256.4767	6,554.3138

	Net Asset Value per Unit
	Class A	Class A2	Class A3	Class B	Class I	Class R

September 30, 2022	$4,837.46	$1,298.47	$—	$7,957.74	$1,359.84	$1,330.58
December 31, 2021	4,046.32	1,074.85	1041.81	6,567.70	1,114.41	1,096.53
September 30, 2021	4,011.00	1,061.77	1029.52	6,481.37	1,097.17	1,081.58
December 31, 2020	3,818.95	1,000.45	971.15	6,088.92	1,023.49	1,014.58

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Notes to Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Description of the Fund

Futures Portfolio Fund, Limited Partnership (“Fund”) is a Maryland limited partnership, which operates as a commodity investment pool that commenced trading operations on January 2, 1990. The Fund issues units of limited partner interests (“Units”) in six classes, Class A, A2, A3, B, I and R, which represent units of fractional undivided beneficial interest in and ownership of the Fund. As of September 30, 2022, there are no outstanding Class A3 units.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended September 30, 2022 and year ended December 31, 2021, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through September 30, 2022. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for the current and prior three years..

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

Futures Portfolio Fund, Limited Partnership
Footnote 2: Fair Value Disclosure
September 31, 2022 and December 31, 2021

At September 30, 2022
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$3,828,955	$—	$—	$3,828,955
Net unrealized gain (loss) on open forward currency contracts*	—	3,752,804	—	3,752,804
Net unrealized gain (loss) on swap contracts	—	(5,908)	—	(5,908)
Cash and cash equivalents:
Money market funds	3,736,014	—	—	3,736,014
Investment in private investment company	—	—	3,221,054	3,221,054
Investment in securities:
U.S. Treasury securities*	12,407,712	—	—	12,407,712
Asset backed securities*	—	8,003,430	—	8,003,430
Commercial paper*	—	19,077,003	—	19,077,003
Corporate notes*	—	53,661,186	—	53,661,186
Exchange membership	—	165,000	—	165,000
Total	$19,972,681	$84,653,515	$3,221,054	$107,847,250

*	See the condensed schedule of investments for further description.

At December 31, 2021
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$(723,716)	$—	$—	$(723,716)
Net unrealized gain (loss) on open forward currency contracts*	—	328,039	—	328,039
Net unrealized gain (loss) on swap contracts*	—	270,782	—	270,782
Cash and cash equivalents:
Money market funds	1,577,950	—	—	1,577,950
Investment in private investment company	—	—	3,200,634	3,200,634
Investment in securities:
U.S. Treasury securities*	10,430,298	—	—	10,430,298
Asset backed securities*	—	8,313,893	—	8,313,893
Commercial paper*	—	20,297,450	—	20,297,450
Corporate notes*	—	62,732,318	—	62,732,318
Exchange membership	—	112,000	—	112,000
Total	$11,284,532	$92,054,482	$3,200,634	$106,539,648

*	See the condensed schedule of investments for further description.

There were no Level 3 holdings at September 30, 2022 and December 31, 2021, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At September 30, 2022, the Fund’s derivative contracts had the following impact on the statements of financial condition:

At September 30, 2022	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts: Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$780,433	$(1,592,349)	$(811,916)
Currencies	1,648,193	(1,123,502)	524,691
Energy	261,471	(782,208)	(520,737)
Equity indices	1,486,464	(1,742,308)	(255,844)
Interest rate instruments	5,944,641	(1,314,097)	4,630,544
Metals	2,803,775	(2,541,558)	262,217
Net unrealized gain (loss) on open futures contracts	$12,924,977	$(9,096,022)	$3,828,955

Net unrealized gain (loss) on open forward currency contracts	$7,554,139	$(3,801,335)	$3,752,804

Net unrealized gain (loss) on swap contract	$3,184	$(9,092)	$(5,908)

At September 30, 2022, there were 10,908 open futures contracts, 3,668 open forward currency contracts and 197 open swap contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at September 30, 2022 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Liabilities in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank, AG	$1,805,071	$—	$—	$1,805,071
Deutsche Bank Securities, Inc.	1,574,225	—	—	1,574,225
Goldman Sachs & Co. LLC	(278,685)	—	—	(278,685)
SG Americas Securities, LLC	4,475,240	—	—	4,475,240
Total	$7,575,851	$—	$—	$7,575,851

For the three and nine months ended September 30, 2022, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(2,425,148)	$(125,219)	$(164,691)	$(1,141,370)
Currencies	1,510,274	364,030	2,213,762	654,216
Energy	(5,900,793)	805,758	14,647,503	(776,443)
Equity indices	(772,103)	(540,930)	(8,433,290)	(649,359)
Interest rate instruments	3,682,738	4,521,779	12,294,389	6,176,449
Metals	307,817	56,776	1,157,336	289,179
Total futures contracts	(3,597,215)	5,082,194	21,715,009	4,552,672

Futures options contracts
Energy	—	—	(508,190)	—

Forward currency contracts	4,733,089	3,478,020	12,170,886	3,424,764

Swap contracts	(1,049,051)	(6,122)	(388,687)	(276,690)

Total futures, futures options, swap and forward currency contracts	$86,823	$8,554,092	$32,989,018	$7,700,746

For the three months ended September 30, 2022, the number of futures contracts closed was 110,371, the number of futures options contracts closed was 0, the number of forward currency contracts closed was 63,718 and the number of swap contracts closed was 240. For the nine months ended September 30, 2022, the number of futures contracts closed was 373,228, the number of futures options contracts closed was 730, the number of forward currency contracts closed was 199,709 and the number of swap contracts closed was 721.

At December 31, 2021, the Fund’s derivative contracts had the following impact on the statements of financial condition:

December 31, 2021	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts: Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$881,710	$(552,256)	$329,454
Currencies	387,202	(516,726)	(129,524)
Energy	963,524	(707,817)	255,707
Equity indices	1,196,988	(803,473)	393,515
Interest rate instruments	903,051	(2,448,956)	(1,545,905)
Metals	5,551,318	(5,578,281)	(26,963)
Single stock futures	—	—	—
Net unrealized gain (loss) on open futures contracts	$9,883,793	$(10,607,509)	$(723,716)

Net unrealized gain (loss) on open forward currency contracts	$2,984,528	$(2,656,489)	$328,039

Net unrealized gain (loss) on open forward currency contracts	$270,782	$—	$270,782

At December 31, 2021, there were 11,903 open futures contracts, 3,971 open forward currency contracts and 156 open swap contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2021 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank AG	$350,186	$—	$—	$350,186
Deutsche Bank Securities, Inc.	213,370	—	—	213,370
SG Americas Securities, LLC	(1,066,622)	—	—	(795,840)
Goldman Sachs & Co., LLC	107,389	—	—	107,389
Total	$(395,677)	$—	$—	$(124,895)

For the three and nine months ended September 30, 2021, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended September 30, 2021		Nine Months Ended September 30, 2021
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(584,103)	$728,912	$4,365,731	$(1,133,067)
Currencies	(294,725)	260,831	(277,713)	(18,185)
Energy	3,827,948	1,733,873	11,083,141	2,919,774
Equity indices	(411,515)	(2,078,304)	14,206,897	(4,626,288)
Interest rate instruments	(2,410,548)	(2,356,504)	(8,887,150)	(2,970,287)
Metals	(230,540)	63,420	2,646,080	(1,864,848)
Total futures contracts	(103,483)	(1,647,772)	23,136,986	(7,692,901)

Futures options contracts
Energy	45,100	—	45,100	—
Equity indices	—	—	(435,238)	157,775
Interest rate instruments	—	160,672	—	160,673
Total futures options contracts	45,100	160,672	(390,138)	318,448

Forward currency contracts	(3,015,263)	1,153,289	(4,329,601)	(43,218)

Swap contracts	(36,526)	(585)	84,321	5

Total futures, futures options, swap and forward contracts	$(3,110,172)	$(334,396)	$18,501,568	$(7,417,666)

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

At September 30, 2022 and December 31, 2021, the majority shareholder of the General Partner did not have an investment balance in the Fund. The following fees are paid to the General Partner:

■	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, A3, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, A3, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

■	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears. For the three-month and nine-month periods ended September 30, 2022, the General Partner did not earn a General Partner performance fee.

■	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

■	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

■	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the Fund, payable in arrears to the General Partner. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

5.	Trading Advisors and Cash Managers

The Fund has advisory agreements with various commodity trading advisors, pursuant to which the Fund incurs a monthly advisor management fee that ranges from 0.50% to 1.50% per annum of allocated net assets (as defined in each respective advisory agreement as the amount of Fund assets deposited in the account maintained with the broker plus any notional funds which may be allocated to the Trading Advisor, which, in aggregate, is typically greater than the Fund’s net assets), paid monthly or quarterly in arrears. Additionally, the Fund incurs advisor incentive fees, payable quarterly in arrears, ranging from 0% to 25% of net new trading profits (as defined in each respective advisory agreement).

Principal Global Investors, LLC serves as the cash manager for the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.14% and 0.13% of the investments in securities and certificates of deposit as of the period ended September 30, 2022 and 2021, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund maintains assets, including cash, equity in futures and forward currency contracts, and investments in securities, with brokers, subject to CFTC regulations and various exchange and broker requirements. At September 30, 2022 and December 31, 2021, the Fund had assets totaling $59,783,948 and $44,247,414, respectively, with brokers and margin deposit requirements of $22,611,634 and $24,018,751, respectively.

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

Purchase and sale of futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss of contract value. The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited. The Fund uses SG Americas Securities, LLC, Goldman Sachs and Company, LLC, , and Deutsche Bank Securities, Inc. as its futures brokers. The Fund uses Société Générale International Limited and Deutsche Bank AG as its forward currency counterparties.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at September 30, 20222.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$12,407,712	$9,588,216	$47,018,034	$8,003,430	$77,017,392	45.38%
Canada	—	1,198,657	—	—	1,198,657	0.71%
Ireland	—	2,297,897	—	—	2,297,897	1.35%
United Kingdom	—	2,398,390	3,694,029	—	6,092,419	3.59%
Finland	—	—	2,949,123	—	2,949,123	1.74%
Singapore	—	1,199,746	—	—	1,199,746	0.71%
Australia	—	1,195,820	—	—	1,195,820	0.70%
Japan	—	1,198,277	—	—	1,198,277	0.71%
Total	$12,407,712	$19,077,003	$53,661,186	$8,003,430	$93,149,331	54.89%

The following table presents the exposure at December 31, 2021.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$10,430,298	$13,098,607	$59,723,543	$8,313,893	$91,566,341	60.19%
Ireland	—	1,199,472	—	—	1,199,472	0.79%
United Kingdom	—	2,399,788	—	—	2,399,788	1.58%
Finland	—	—	3,008,775	—	3,008,775	1.98%
Singapore	—	1,199,815	—	—	1,199,815	0.79%
Norway	—	1,199,948	—	—	1,199,948	0.79%
Germany	—	1,199,820	—	—	1,199,820	0.79%
Total	$10,430,298	$20,297,450	$62,732,318	$8,313,893	$101,773,959	66.91%

9.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at September 30, 2022, the statements of operations for the three and nine months ended September 30, 2022 and 2021, the statements of cash flows and statement of changes in partners’ capital (net asset value) for the nine months ended September 30, 2022 and 2021, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at September 30, 2022, results of operations, cash flows and changes in partners’ capital (net asset value) for the three and nine months ended September 30, 2022 and 2021. The results of operations for the three and nine months ended September 30, 2022 and 2021 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three and nine months ended September 30, 2022 and 2021, assuming the unit was outstanding throughout the entire period:

	Three Months Ended September 30, 2022
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,657.38	$1,245.79	$—	$7,627.35	$1,300.32	$1,274.71

Net realized and change in unrealized gain (loss) on investments (1)	240.82	64.52	—	395.85	67.63	66.17
Net investment income (loss) (1)	(60.74)	(11.84)	—	(65.46)	(8.11)	(10.30)
Total income (loss) from operations	180.08	52.68	—	330.39	59.52	55.87

Net asset value per unit, end of period	$4,837.46	$1,298.47	$—	$7,957.74	$1,359.84	$1,330.58

Total return (4)	3.87%	4.23%	—	4.33%	4.58%	4.38%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	6.81%	5.45%	—	4.98%	4.01%	4.76%
General Partner 1% allocation	0.04%	0.04%	—	0.04%	0.05%	0.04%
Net total expenses	6.85%	5.49%	—	5.02%	4.06%	4.80%

Net investment income (loss) (2) (3) (5)	(5.10)%	(3.68)%	—	(3.27)%	(2.31)%	(3.06)%

	Three Months Ended September 30, 2021
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,094.80	$1,080.20	$1,047.78	$6,587.30	$1,112.49	$1,098.71

Net realized and change in unrealized gain (loss) on investments (1)	(23.22)	(6.20)	(6.01)	(37.61)	(6.42)	(6.27)
Net investment income (loss) (1)	(60.58)	(12.23)	(12.25)	(68.32)	(8.90)	(10.86)
Total income (loss) from operations	(83.80)	(18.43)	(18.26)	(105.93)	(15.32)	(17.13)

Net asset value per unit, end of period	$4,011.00	$1,061.77	$1,029.52	$6,481.37	$1,097.17	$1,081.58

Total return (4)	(2.05)%	(1.71)%	(1.74)%	(1.61)%	(1.38)%	(1.56)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	6.62%	5.11%	5.26%	4.77%	3.75%	4.57%
General Partner 1% allocation	(0.02)%	(0.02)%	(0.02)%	(0.02)%	(0.01)%	(0.02)%
Net total expenses	6.60%	5.09%	5.24%	4.75%	3.74%	4.55%

Net investment income (loss) (2) (3) (5)	(6.14)%	(4.63)%	(4.78)%	(4.28)%	(3.27)%	(4.09)%

	Nine Months Ended September 30, 2022
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,046.32	$1,074.85	$1,041.81	$6,567.70	$1,114.41	$1,096.53

Net realized and change in unrealized gain (loss) on investments (1)	1,089.09	290.83	221.97	1,775.84	301.59	296.14
Net investment income (loss) (1)	(297.95)	(67.21)	(46.47)	(385.80)	(56.16)	(62.09)
Total income (loss) from operations	791.14	223.62	175.50	1,390.04	245.43	234.05

Redemption value per share	—	—	(1,217.31)	—	—	—
Net asset value per unit, end of period	$4,837.46	$1,298.47	$—	$7,957.74	$1,359.84	$1,330.58

Total return (4)	19.55%	20.80%	16.85%	21.16%	22.02%	21.34%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	9.66%	8.27%	5.70%	7.80%	6.77%	7.54%
General Partner 1% allocation	0.18%	0.18%	0.16%	0.19%	0.20%	0.19%
Net total expenses	9.84%	8.45%	5.86%	7.99%	6.97%	7.73%

Net investment income (loss) (2) (3) (5)	(8.66)%	(7.28)%	(5.39)%	(6.80)%	(5.76)%	(6.53)%

	Nine Months Ended September 30, 2021
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$3,818.95	$1,000.45	$971.15	$6,088.92	$1,023.49	$1,014.58

Net realized and change in unrealized gain (loss) on investments (1)	367.24	94.53	90.33	589.52	99.73	98.38
Net investment income (loss) (1)	(175.19)	(33.21)	(31.96)	(197.07)	(26.05)	(31.38)
Total income (loss) from operations	192.05	61.32	58.37	392.45	73.68	67.00

Net asset value per unit, end of period	$4,011.00	$1,061.77	$1,029.52	$6,481.37	$1,097.17	$1,081.58

Total return (4)	5.03%	6.13%	6.01%	6.45%	7.20%	6.60%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	6.57%	5.13%	5.26%	4.73%	3.74%	4.54%
General Partner 1% allocation	0.05%	0.06%	0.06%	0.06%	0.07%	0.07%
Net total expenses	6.62%	5.19%	5.32%	4.79%	3.81%	4.61%

Net investment income (loss) (2) (3) (5)	(5.96)%	(4.50)%	(4.60)%	(4.12)%	(3.14)%	(3.93)%

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

Subsequent to September 30, 2022, there were $50,000 of contributions and an estimated $662,189 of redemptions from the Fund.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of September 30, 2022 were as follows:

Sector	Risk Allocation	Net Position
Agriculture	11%	Long
Energy	10%	Long
Metals	9%	Short
Currencies	33%	Long USD
Equity indices	12%	Short
Interest rates	25%	Short

The dominant strategy employed by the Fund’s trading advisors is trend-following. As such, the largest positions tend to reflect the strongest current market trends. At the end of September 30, 2022, the Fund had was positioned long bonds, long stocks, and long the US Dollar, particularly against the Euro. In commodity markets, positions were modestly sized. The Fund was short in agricultural futures, short in energy, short in base metals and long in precious metals. These positions can and do evolve over time depending on prevailing market trends and managers’ trading signals.

Results of Operations

The returns for each Class of Units for the nine months ended September 30, 2022 and 2021 were:

Class of Units	2022	2021
Class A	19.55%	5.03%
Class A2	20.80%	6.13%
Class A3	N/A *	6.01%
Class B	21.16%	6.45%
Class I	22.02%	7.20%
Class R	21.34%	6.60%

* Class A3 shares were fully redeemed on July 1, 2022.

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

July

Both stocks and bonds rebounded in July. While employment metrics remain robust, falling energy prices and slowing economic growth boosted hopes that inflation is potentially peaking. Accordingly, market participants became more optimistic that the Fed’s interest rate hiking cycle may end sooner than previously thought which contributed to the rally in equities and fixed income. The S&P 500 Index posted its best month since 2020, up +9.22%, bringing year-to-date performance to down -12.58%. Bond yields fell steadily, with the U.S. 10-year treasury yield finishing July at 2.64%, down from a high of 3.5%, earlier in the year.

While Futures Portfolio Fund (“the Fund”) has been able to capitalize on most of the dominant trends in the markets this year, the Fund had a negative return in July, with all major sectors experiencing losses. As persistent trends reversed, the largest losses were realized in interest rates, where long duration fixed income, specifically in Europe, detracted most from performance. Additionally, within the equity sector, short European positioning turned unprofitable as quickly reversing and volatile markets created a difficult environment for the Fund’s trading advisors. The Fund finished with a net loss of (4.59)%, (4.48)%, (4.45)%, (4.37)% and (4.43)% for Class A, A2, B, I, and R Units, respectively.

August

Both stocks and bonds resumed their year-to-date downward trend in August. While employment metrics remained historically robust, a hawkish Federal Reserve, to combat inflation, signaled to markets the aggressive interest rate hikes were not over. The S&P 500 Index was down -4.08% for the month, bringing year-to-date performance to down -16.14%. August signaled the seventh month, out of eight so far in 2022, in which broad-based stock and bond indices moved in the same direction. The Bloomberg U.S. Aggregate Bond Index was down -2.83% as bond yields rose quickly. The U.S. 10-year Treasury yield finished August at 3.15%, down from a high of 3.5%, earlier in the year.

Futures Portfolio Fund added to its strong performance in 2022 with contributions from currencies and interest rates, while equities and agricultural commodities modestly detracted. The strong month highlighted the Fund’s ability to be sizably invested in different themes, which has helped provide a positive return against the losses sustained by major bond and equity indices. In currency trading, long U.S. dollar positioning throughout the month contributed positively as relatively high interest rates in the U.S. attracted foreign investment along with a boost from flight to safety. Also contributing was short bond positioning as yields rose across the globe on the back of rising inflation. Choppy equity markets, however, provided a difficult environment for the Fund’s managers. As we enter the latter part of 2022, we are pleased with the portfolio’s performance and diversification it is providing investors. The Fund finished with a net gain of 3.58%, 3.70%, 3.73%, 3.81% and 3.75% for Class A, A2, B, I, and R Units, respectively.

September

Both stocks and bonds continued their downward trend in September. The Federal Reserve maintained its hawkish stance amid elevated inflation reports, signaling to markets the aggressive rate hikes were far from over. The S&P 500 Index was down -9.21% in September, its worst month since March of 2020, bringing the year-to-date return to negative -23.87%. The Bloomberg U.S. Aggregate Bond Index was also down, -4.32%, its worst month since February 1980. This marked the eighth month out of nine in 2022 in which broad-based stock and bond indices moved in the same direction. Oil markets fell as recessionary fears, sparked by a Federal Reserve misstep, overwhelmed supply concerns relating to geopolitical tensions.

Futures Portfolio Fund added to its solid performance in 2022 with contributions from currencies and interest rates, while energies and agricultural commodities modestly detracted. The strong month again highlighted the Fund’s ability to be sizably invested in different themes, which has helped provide a positive return versus the losses sustained by major bond and equity indices. In currency trading, long U.S. dollar positioning contributed positively as relatively high interest rates in the U.S. attracted foreign investment along with a boost from flight to safety. Also contributing was short bond positioning as yields rose across the globe on the back of rising inflation. Volatile energy prices, however, provided a difficult environment for the Fund’s managers, resulting in small losses. As we enter the latter part of 2022, we are pleased with the portfolio’s performance and the diversification it is providing investors. The Fund finished with a net gain of 5.10%, 5.22%, 5.26%, 5.34% and 5.27% for Class A, A2, B, I, and R Units, respectively.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at September 30, 2022 and December 31, 2021. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	September 30, 2022		December 31, 2021
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$1,062,770	0.62%	$800,469	0.52%
Currencies	3,135,112	1.83	1,745,329	1.14
Energy	923,043	0.54	1,903,360	1.24
Equity indices	1,125,017	0.66	1,519,488	0.99
Interest rate instruments	2,296,956	1.34	1,111,430	0.72
Metals	804,841	0.47	558,355	0.36
Single stock futures	—	—	0	0.00
Total	$9,347,739	5.47%	$7,638,431	4.97%

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

The following were the primary trading risk exposures of the Fund as of September 30, 2022, by market sector.

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

The following represent non-trading risk exposures of the Fund as of September 30, 2022.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at September 30, 2022 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended September 30, 2022. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended September 30, 2022 were as follows:

	July	August	September	Total
A Units

Units redeemed	(222.4965)	(83.4399)	(214.3357)	(520.2721)
Average net asset value per unit	$4,443.66	$4,602.73	$4,837.46	$4,631.41

A2 Units

Units redeemed	(48.5000)	—	—	(48.5000)
Average net asset value per unit	$1,190.00	—	—	$1,190.00

A3 Units
Units redeemed	—	—	—	—
Average net asset value per unit	—	—	—	—

B Units
Units redeemed	(43.2975)	(114.3022)	(41.7830)	(199.3827)
Average net asset value per unit	$7,288.18	$7,560.21	$7,957.74	$7,584.44

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	—	—	—	—

R Units
Units redeemed	—	—	—	—
Average net asset value per unit	—	—	—	—

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

Dated: November 14, 2022	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company LLC
General Partner

	By:	/s/ Kevin M. Kinzie
	Name:	Kevin M. Kinzie
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Jon C. Essen
	Name:	Jon C. Essen
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)