Form 10-K
period 2022-12-31
FUTURES PORTFOLIO FUND L.P.
filed 2023-03-31
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2022

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

The Fund’s fiscal year ends each December 31 unless terminated earlier as provided in the Sixth Amended and Restated Limited Partnership Agreement (“Partnership Agreement”). At December 31, 2022, the capitalization of the Fund and net asset value per limited partner interest (“Units”) was as follows:

		Net Asset Value
Class of Units	Capitalization	per Unit
Class A	$102,688,170	$4,372.11
Class A2	344,113	1,177.64
Class A3*	—	—
Class B	40,710,762	7,224.40
Class I	317,372	1,237.43
Class R	7,764,001	1,208.56
Total	$151,824,418

* Class A3 units were fully redeemed on July 1, 2022.

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

Trading Advisors

As of February 28, 2023, the Trading Advisors of the Fund and the allocation of the Fund’s trading level are reflected as follows:

% of Total Allocations
Crabel Capital Management, LLC	28.3%
Millburn Ridgefield Corporation	21.6%
Graham Capital Management, LP	16.8%
Transtrend BV	15.0%
East X, LLP	9.2%
R.G. Niederhoffer Capital Management, Inc.	9.1%
Fulcrum Asset Management LLP	0.0%

These allocations are subject to change at the General Partner’s sole discretion.

An objective of the Fund’s multi-manager approach is to reduce the Fund’s volatility without sacrificing overall rates of return. Trading Advisors are selected by the General Partner based on a number of operational and performance factors.

Selling Agents

The General Partner acts as a selling agent for the Fund. The General Partner has and intends to continue to appoint certain other broker-dealers registered under the Securities Exchange Act of 1934, as amended (“1934 Act”), and members of FINRA, to act as additional selling agents with respect to Class A, A2, B, I and R Units. As of March 1, 2023, Class A3 Units are no longer being offered. Selling agents are selected to assist in the making of offers and sales of Class A, A2, B, I and R Units. The Fund currently has approximately 100 selling agents. The selling agents are not required to purchase any Class A, A2, B, I or R Units, or sell any specific number or dollar amount of Class A, A2, B, I and R Units, but instead use their best efforts to sell such Units. Where the General Partner acts as the selling agent it may retain any selling agent fees.

Futures Brokers and Forward Currency Counterparties

The Fund’s futures trading is currently conducted with SG Americas Securities, LLC (“SGAS”), Goldman Sach & Company, LLC (“Goldman”) and Deutsche Bank Securities, Inc. (“DBSI”). The Fund’s forward currency trading is conducted with Société Générale International Limited (“SGIL”) and Deutsche Bank AG. SGAS and SGIL are wholly owned subsidiaries of Société Générale. Société Générale is a one of the largest financial institutions in Europe. DBSI is an indirect, wholly owned subsidiary of Deutsche Bank AG, one of the largest bank holding companies in Europe.

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
General Partner Management Fee

The Fund incurs a monthly fee on Class A, A2, B, and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

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

General Partner 1 percent allocation	Each year, the General Partner receives an annual allocation of 1% of net income earned by the Fund or pays to the Fund 1% of any net loss incurred by the Fund.
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

Potential Increase in Leverage

The General Partner may increase the leverage used with a particular Trading Advisor by the use of notional funds. Notional funds are used when a Trading Advisor is instructed to trade an account according to its trading system under the assumption that the account is larger than the actual cash or securities on hand. This additional leverage, while creating additional profit potential which the General Partner feels may be appropriate with certain Trading Advisors in light of the Fund’s multi-trader diversification, also increases the risk of loss to the Fund. It is anticipated that the General Partner will allocate between $1 and $2 to the Trading Advisors for every $1 of equity in the Fund. Throughout 2022, the Fund maintained a notional trading level of approximately $1.60 for every $1 of equity in the Fund.

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

Conflicts of Interest

The General Partner and its principals have organized and are involved in other business ventures and may have incentives to favor certain of these ventures over the Fund. The Fund will not share in the risks or rewards of such other ventures. However, such other ventures will compete for the General Partner’s and its principals’ time and attention, which might create other conflicts of interest. The Partnership Agreement does not require the General Partner to devote any particular amount of time to the Fund.

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

Each class of Units is offered continuously by selling agents on a best-efforts basis at subsequent closing dates at a price equal to the net asset value per unit as of the close of business on each applicable closing date, which is the first business day of each month. The minimum investment for Class A, A2, B and R Units is $10,000, and for Class I Units it is $2,000,000.

Holders

As of February 28, 2023, the number of holder of units by class were:

Unit Class	Unit Holders
A	1,283
A2	2
B	518
I	2
R	75

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the year ended December 31, 2022.

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

Redemptions of Units during the fourth quarter 2022 were as follows:

	October	November	December	Total
A Units
Units redeemed	93.3129	120.8560	103.1083	317.2772
Average net asset value per unit	$4,884.45	$4,444.60	$4,372.11	$4,550.40

A2 Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

A3 Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

B Units
Units redeemed	21.6114	36.6460	30.4787	88.7361
Average net asset value per unit	$8,047.00	$7,333.25	$7,224.40	$7,469.69

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

R Units
Units redeemed	36.3421	—	25.5224	61.8645
Average net asset value per unit	$1,345.73	$—	$1,208.56	$1,289.14

There were no redemptions of Class A2, A3 or I Units during the fourth quarter.

Item 6.	Selected Financial Data

The following selected financial data of the Fund as of and for the years ended December 31, 2022, 2021, 2020, 2019 and 2018 is derived from the financial statements that have been audited by RSM US LLP, the Fund’s independent registered public accountant. This financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with the Fund’s financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

Certain amounts in the selected financial information prior to 2022 have been reclassified to conform to the 2021 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

	For the Year Ended December 31,
	2022	2021	2020	2019	2018
Income Statement Items
Net gain (loss) from trading	25,115,039	$19,254,765	$(4,322,350)	$17,387,610	$(6,364,577)
Interest income	2,228,346	926,861	2,478,658	7,294,584	5,924,353
Net total expenses	(12,485,975)	(9,512,311)	(10,023,816)	(16,714,998)	(15,947,441)
Net income (loss)	14,857,410	$10,669,315	$(11,867,508)	$7,967,196	$(16,387,665)

Balance Sheet Items
Total assets	$153,866,876	$178,880,992	$184,075,563	$293,278,322	$372,685,946
Total partners’ capital (net asset value)	$151,824,418	$172,437,632	$180,040,735	$286,259,124	$357,535,425

Class A Units
Net asset value per unit	$4,372.11	$4,046.32	$3,818.95	$4,002.39	$3,911.85
Increase (decrease) in net asset value per unit	$325.79	$227.37	$(183.44)	$90.54	$(235.06)
Total return	8.05%	5.95%	(4.58)%	2.31%	(5.67)%

Class A2 Units
Net asset value per unit	$1,177.64	$1,074.85	$1,000.45	$1,034.04	$996.71
Increase (decrease) in net asset value per unit	$102.79	$74.40	$(33.59)	$37.33	$(3.29)
Total return[2]	9.56%	7.44%	(3.25)%	3.75%	(0.00)

Class A3 Units (began trading 7/1/19)
Net asset value per unit	$—	$1,041.81	$971.15	$1,005.25	$—
Increase (decrease) in net asset value per unit	$175.50	$70.66	$(34.10)	$5.25	$—
Total return[1]	16.85%	7.28%	(3.39)%	0.53%	—

Class B Units
Net asset value per unit	$7,224.40	$6,567.70	$6,088.92	$6,268.44	$6,018.20
Increase (decrease) in net asset value per unit	$656.70	$478.78	$(179.52)	$250.24	$(248.73)
Total return	10.00%	7.86%	(2.86)%	4.16%	(3.97)%

Class I Units
Net asset value per unit	$1,237.43	$1,114.41	$1,023.49	$1,043.79	$992.59
Increase (decrease) in net asset value per unit	$123.02	$90.92	$(20.30)	$51.20	$(30.78)
Total return	11.04%	8.88%	(1.94)%	5.16%	(3.01)%

Class R Units
Net asset value per unit	$1,208.56	$1,096.53	$1,014.58	$1,042.42	$998.83
Increase (decrease) in net asset value per unit	$112.03	$81.95	$(27.84)	$43.59	$(39.22)
Total return[3]	10.22%	8.08%	(2.67)%	4.36%	(3.78)%

1Class A2 Units were introduced in December 2019. Total return for 2019 is for the period from introduction to year end and is not annualized

2 Class A3 Units were introduced in July 2020. Total return for 2020 is for the period from introduction to year end and is not annualized.

3 Class R Units were introduced in April 2018. Total return is for 2018 is for the period from introduction to year end and is not annualized.

The following unaudited supplementary summarized quarterly data are presented for the three-months ended March 31, June 30, September 30 and December 31, 2022 and 2021.

	March 31, 2022
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$11,243,570	$41,220	$4,440	$4,477,497	$33,238	$814,734
Increase (decrease) in net asset value per unit	439.83	120.98	116.84	746.51	129.59	125.24
Net asset value per unit	4,486.15	1,195.83	1,158.65	7,314.21	1,244.00	1,221.77
Ending net asset value	112,797,320	407,427	44,028	43,695,382	319,057	7,947,998

	June 30, 2022
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$4,333,931	$17,022	$2,229	$1,884,259	$14,444	$344,792
Increase (decrease) in net asset value per unit	171.23	49.96	(1,158.65)	313.14	56.32	52.94
Net asset value per unit	4,657.38	1,245.79	—	7,627.35	1,300.32	1,274.71
Ending net asset value	113,565,223	424,449	—	44,568,288	333,501	8,267,790

	September 30, 2022
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$4,275,697	$12,686	$—	$1,864,728	$15,266	$362,405
Increase (decrease) in net asset value per unit	180.08	52.68	—	330.39	59.52	55.87
Net asset value per unit	4,837.46	1,298.47	—	7,957.74	1,359.84	1,330.58
Ending net asset value	115,267,200	379,420	—	45,084,938	348,767	8,630,195

	December 31, 2022
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$(11,029,955)	$(35,307)	$—	$(4,143,980)	$(31,395)	$(786,442)
Increase (decrease) in net asset value per unit	(465.35)	(120.83)	—	(733.34)	(122.41)	(122.02)
Net asset value per unit	4,372.11	1,177.64	—	7,224.40	1,237.43	1,208.56
Ending net asset value	102,688,170	344,113	—	40,710,762	317,372	7,764,001

	March 31, 2021
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$1,006,946	$6,418	$939	$593,906	$4,196	$108,244
Increase (decrease) in net asset value per unit	34.68	12.60	11.86	82.78	16.36	14.30
Net asset value per unit	3,853.63	1,013.05	983.01	6,171.70	1,039.85	1,028.88
Ending net asset value	111,465,264	345,152	37,354	43,433,557	266,696	7,341,727

	June 30, 2021
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$6,912,990	$22,877	$2,461	$2,901,252	$18,630	$497,366
Increase (decrease) in net asset value per unit	241.17	67.15	64.77	415.60	72.64	83.61
Net asset value per unit	4,094.80	1,080.20	1,047.78	6,587.30	1,112.49	1,112.49
Ending net asset value	112,567,031	368,029	39,815	44,044,602	285,327	7,433,277

	September 30, 2021
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$(2,254,470)	$(6,278)	$(694)	$(693,507)	$(3,927)	$(114,043)
Increase (decrease) in net asset value per unit	(83.80)	(18.43)	(18.26)	(105.93)	(15.32)	(30.91)
Net asset value per unit	4,011.00	1,061.77	1,029.52	6,481.37	1,097.17	1,081.58
Ending net asset value	106,136,248	361,751	39,122	42,199,313	281,399	7,089,004

	December 31, 2021
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$962,433	$4,456	$467	$594,599	$4,420	$99,634
Increase (decrease) in net asset value per unit	35.32	13.08	12.29	86.33	17.24	14.95
Net asset value per unit	4,046.32	1,074.85	1,041.81	6,567.70	1,114.41	1,096.53
Ending net asset value	104,241,918	366,207	39,588	40,086,210	285,819	7,133,264

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The returns for each class of Units for the years ended, or periods ended from inception to, December 31, 2022, 2021 and 2020 were:

Class of Units	2022	2021	2020
Class A	8.05%	5.95%	(4.58)%
Class A2	9.56%	7.44%	(3.25)%
Class A3	16.85%	7.28%	(3.39)%
Class B	10.00%	7.86%	(2.86)%
Class I	11.04%	8.88%	(1.94)%
Class R	10.22%	8.08%	(2.67)%

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

October

Stocks rebounded in October, in sharp contrast to the prior month, while bonds did not fare so well, continuing the yearlong downward trend in fixed income. Optimism of a potential pause in interest rate hikes buoyed global equity markets. The S&P 500 Index was up +8.10% in October, its second-best month in 2022, bringing the year-to-date return to -17.70%. The Bloomberg U.S. Aggregate Bond Index was down -1.30%, bringing the year-to-date return to -15.72%. Oil markets climbed as recessionary fears cooled, supporting demand expectations, and OPEC announced production cuts to support falling prices.

Futures Portfolio Fund added to its solid performance in 2022 with contributions from energy products and stock indices, while agricultural commodities modestly detracted. The positive month once again highlighted the Fund’s ability to be sizably invested in different themes, which has helped provide a positive return versus the losses sustained by major bond and equity indices. In energy trading, long positioning in oil and oil-related products contributed positively as markets rose for the aforementioned reasons. Also profitable in October were equities, particularly long Asian indices, as prices rose amid anticipation that economic conditions were improving. Volatile agricultural commodity prices provided a difficult environment for the Fund’s managers, resulting in small losses. The Fund finished with a net gain of 0.97%, 1.09%, 1.12%, 1.20% and 1.14% for Class A, A2, B, I, and R Units, respectively.

November

Stocks continued to recover in November, adding to last month’s gains, bringing the year-to-date return for the S&P 50 Index to -13.10%. Bonds posted their first positive month since July, up +3.68%, and best month since December 2008. Despite the positive month, the Bloomberg U.S. Aggregate Bond Index continues to be in its most difficult performance period since its inception in 1980, down -12.62% year-to-date. Positively impacting both equity and fixed income was optimism surrounding a potential peak in inflation and possible pause in rate hikes. As a result, the U.S. Dollar had its largest monthly loss since July 2010, down -5%, bringing its year-to-date return to +10.40%.

Futures Portfolio Fund (the “Fund”) fell in November, posting its first monthly loss since July as many major trends, which had heavily contributed to year-to-date performance, sharply reversed course. While all major sectors detracted, the Fund’s managers were able to adjust for heightened market volatility and adjust position sizing accordingly. This nimble approach, inherent in managing risk, allowed the Fund to stay well in positive territory when it comes to the largest positive contributing markets thus far in 2022. Despite the negative performance, this month highlighted the Fund’s ability to be sizably invested in different themes, which has helped provide a positive return versus the losses sustained by major bond and equity indices thus far in 2022. The Fund finished with a net loss of (9.01)%, (8.90)%, (8.87)%, (8.80)% and (8.85)% for Class A, A2, B, I, and R Units, respectively.

December

The S&P 500 Index resumed its downward trend in December, dropping -5.76% and capping off its largest annual loss since 2008, down -18.11% for the year. In addition, bonds failed to protect investor capital, selling off -0.45% during the month and finishing the year down -13.01%, which was the worst year on record for the Bloomberg U.S. Aggregate Bond Index. Negatively impacting equity and fixed income markets was pessimism surrounding potential Federal Reserve policy missteps in the central bank’s pursuit to stifle elevated inflation. The U.S. Dollar, which had gained for much of the year, but reversed course in October, continued to slide, down over -2%, bringing its year-to-date return to just over +7.50%.

Futures Portfolio Fund (the “Fund”) fell modestly in December as low volatility and range-bound markets provided limited trading opportunities for the Fund’s managers. While a majority of the Fund’s sectors detracted from performance, the Fund was profitable in fixed income trading. Despite the negative performance, this month highlighted the Fund’s ability to be sizably invested in different themes, which has helped provide a positive return versus the losses sustained by major bond and equity indices in 2022. The Fund finished with a net loss of (1.63)%, (1.52)%, (1.48)%, (1.41)% and (1.47)% for Class A, A2, B, I, and R Units, respectively.

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

The Fund had slight losses in June led by unprofitable trading in currencies. While positioning shifted mid-month, long U.S. dollar exposure in the first half of the month detracted as the greenback weakened versus other major currencies. Long positions in fixed income and equities were profitable but were largely offset by losses from trading in commodities. While trading in energy has generated robust gains in 2020, short positions during June were unprofitable. The Fund finished with a net loss of (1.27)%, (1.15)%, (1.16)%, (1.12)%, (1.04)%, and (1.10)% for Class A, A2, A3, B, I, and R Units, respectively.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the significant non-trading risk exposures of the Fund as of December 31, 2022 and 2021.

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

Evaluation of Disclosure Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at December 31, 2022 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2022, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework published in 2013. Based on that assessment, management concluded that, as of December 31, 2022, the Fund’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework published in 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Section 16 (A) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires that reports of beneficial ownership of limited partner interests and changes in such ownership be filed with the SEC by Section 16 “reporting persons.” The Fund is required to disclose in this annual report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16(a) on a timely basis during the year ended December 31, 2022. During the year ended December 31, 2022, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

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

The following fees were paid by the Fund to the General Partner:

■	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, A3, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, A3, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears. During 2022, 2021 and 2020, the General Partner earned $2,458,100, $2,468,582 and $3,033,908, respectively, in General Partner management fees.

■	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units. The general partner performance fee is payable quarterly in arrears. During 2022, 2021 and 2020, the General Partner did not earn any General Partner performance fees.

■	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the statements of operations. The General Partner, in turn, pays the selling agent fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fee are retained by the General Partner. During 2022, 2021 and 2020, the General Partner earned $2,237,118, $2,253,920 and $2,775,636, respectively, in selling agent fees.

■	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units and such amounts are included in selling agent and broker dealer servicing fees – General Partner in the statements of operations. The General Partner, in turn, pays the fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fee are retained by the General Partner. During 2022, 2021 and 2020, the General Partner earned $87,032, $87,884 and $107,087, respectively, in broker dealer servicing fees.

■	Administrative Fee – each class of Units incur a monthly General Partner administrative fee equal to 1/12th of 0.45% of Fund net assets at the end of each month, payable in arrears. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other commodity pools with which the Fund may have investments). The General Partner uses a portion of this fee to pay third party service providers. During 2022, 2021 and 2020, the General Partner earned $738,438, $741,482 and $882,491, respectively, in administrative fees.

Additionally, each year the General Partner receives from the Fund 1% of any net income earned by the Fund or pays to the Fund 1% of any net loss incurred by the Fund. For the years ended December 31, 2022, 2021 and 2020, the General Partner received from or paid the Fund the following amounts:

Year	Received from the Fund	Paid to the Fund
2022	$138,536	$—
2021	107,771	—
2020	—	119,874
Total	$246,307	$119,874

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Fund has no officers or directors as its affairs are managed by the General Partner, and there are no securities authorized for issuance under an equity compensation plan.

At February 28, 2023, neither the General Partner, nor any of its officers owned any Units. The General Partner does participate in the profits or losses of the Fund through its general partner 1 percent allocation, in which it receives 1 percent of the profits or losses of the Fund.

At February 28, 2023, no person or group is known to have been the beneficial owner of more than 5% of the Units.

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

The following table sets forth the fees billed to the Fund for professional audit services provided by RSM US LLP, the Fund’s independent registered public accountant, for the audits of the Fund’s annual financial statements for the years ended December 31, 2022 and 2021, and fees billed for other professional services rendered by RSM US LLP during those years.

Fee Category	2022	2021
Audit fees(1)	$236,000	$212,000
Audit-related fees	—	—
Tax fees(2)	30,000	24,000
All other fees	—	—
Total fees	$266,000	$236,000

(1)	Audit fees consist of fees for professional services rendered for the audit of the Fund’s financial statements and review of financial statements included in the Fund’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2)	Tax fees consist of fees for the preparation of original tax returns.

The General Partner’s Board of Directors pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms. The General Partner’s Board of Directors approved all the services provided by RSM US LLP during 2022 and 2021 to the Fund described above. The General Partner’s Board of Directors has determined that the payments made to RSM US LLP for these services during 2022 and 2021 are compatible with maintaining that firm’s independence.

Our independent registered public accounting firm is RSM US LLP, Chicago, IL, Auditor ID: 49.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

Futures Portfolio Fund, Limited Partnership

Report of Independent Registered Public Accounting Firm

Statements of Financial Condition as of December 31, 2022 and 2021

Condensed Schedule of Investments as of December 31, 2022

Condensed Schedule of Investments as of December 31, 2021

Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020

Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020

Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2022, 2021 and 2020

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

Name	Title	Date
/s/ Kevin Kinzie Kevin Kinzie	Chief Executive Officer and managing member of the General Partner	March 30, 2023
/s/ Jon Essen Jon Essen	Chief Financial Officer of the General Partner	March 30, 2023

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Futures Portfolio Fund, Limited Partnership
Dated: March 30, 2023
	By:	Steben & Company, LLC
General Partner

	By:	/s/ Kevin Kinzie
	Name:	Kevin Kinzie
	Title:	Chief Executive Officer and managing member of the General Partner

Report of Independent Registered Public Accounting Firm

To the Partners of Futures Portfolio Fund, Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Futures Portfolio Fund, Limited Partnership (the Fund), as of December 31, 2022 and 2021, the related statements of operations, and cash flows, and changes in partners’ capital (net asset value) for each of the three years in the period ended December 31, 2022, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ RSM US LLP

We have served as the Fund’s auditor since 2007.

Chicago, Illinois

March 30, 2023

Futures Portfolio Fund, Limited Partnership

Statements of Financial Condition

December 31, 2022 and 2021

	2022	2021
Assets
Equity in broker trading accounts
Cash	$41,012,793	$44,372,309
Net unrealized gain (loss) on open futures contracts	2,399,627	(723,716)
Net unrealized gain (loss) on open forward currency contracts	29,573	328,039
Net unrealized gain (loss) on swap contracts	1,039	270,782
Total equity in broker trading accounts	43,443,032	44,247,414
Cash and cash equivalents	10,838,660	5,647,881
Investment in private investment company, at fair value (cost $1,140,000 and $782,292)	3,296,431	3,200,634
Investment in securities, at fair value (cost $98,382,987 and $102,304,347)	96,080,516	101,773,959
Exchange membership, at fair value (cost $189,000 and $189,000)	187,000	112,000
Dividend receivable	21,237	901
Total assets	$153,866,876	$154,982,789

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$186,021	$225,938
Trading Advisor incentive fees payable	354,828	721,914
Commissions and other trading fees payable on open contracts	20,941	22,309
Cash Managers fees payable	30,471	30,354
General Partner management and performance fees payable	190,906	192,096
General Partner 1% allocation payable	138,536	107,771
Selling Agent payable - General Partner	172,558	176,331
Broker dealer servicing fees payable - General Partner	6,831	6,718
Administrative fee payable - General Partner	56,160	57,037
Interest payable	21,369	3,384
Redemption payable	701,837	1,285,931
Subscriptions received in advance	162,000	—
Total liabilities	2,042,458	2,829,783

Partners’ Capital (Net Asset Value)
Class A Interests – 23,487.0847 and 25,762.1732 units outstanding at December 31, 2022 and December 31, 2021, respectively	102,688,170	104,241,918
Class A2 Interests – 292.2072 and 340.7072 units outstanding at December 31, 2022 and December 31, 2021, respectively	344,113	366,207
Class A3 Interests – 0.0000 and 38.0000 units outstanding at December 31, 2022 and December 31, 2021, respectively	—	39,588
Class B Interests – 5,635.1789 and 6,103.5404 units outstanding at December 31, 2022 and December 31, 2021, respectively	40,710,762	40,086,210
Class I Interests – 256.4767 and 256.4767 units outstanding at December 31, 2022 and December 31, 2021, respectively	317,372	285,819
Class R Interests – 6,424.1565 and 6,505.3148 units outstanding at December 31, 2022 and December 31, 2021, respectively	7,764,001	7,133,264
Total partners’ capital (net asset value)	151,824,418	152,153,006

Total liabilities and partners’ capital (net asset value)	$153,866,876	$154,982,789

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2022

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$2,500,000	2/15/23	U.S. Treasury	2.00%	$2,511,464	1.65%
3,000,000	5/31/23	U.S. Treasury	2.75%	2,984,284	1.97%
7,000,000	8/15/23	U.S. Treasury	2.50%	6,967,663	4.59%
2,500,000	12/28/23	U.S. Treasury	4.68%	2,387,563	1.57%
Total U.S. Treasury securities (cost: $14,934,334)				14,850,974	9.78%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Agriculture
$1,200,000	2/2/23	Philip Morris International Inc.	4.27%	$1,195,307	0.79%
Automotive
1,200,000	1/12/23	PACCAR Financial Corp.	3.88%	1,198,460	0.79%
Beverages
1,200,000	2/6/23	Brown-Forman Corporation	4.48%	1,194,480	0.78%
Diversified financial services
1,200,000	1/6/23	DCAT, LLC	3.63%	1,199,295	0.79%
1,200,000	1/18/23	Fairway Finance Corp.	3.98%	1,197,620	0.79%
1,200,000	1/17/23	National Rural Utilities Cooperative Finance Corporation	4.34%	1,197,547	0.79%
Machinery
1,200,000	1/24/23	Caterpillar Financial Services Corporation	4.13%	1,196,703	0.79%
Manufacturing
1,200,000	1/3/23	Koch Industries, Inc.	3.04%	1,199,729	0.79%
Pharmaceuticals
1,200,000	1/26/23	Roche Holdings, Inc.	4.09%	1,196,458	0.79%
1,200,000	1/30/23	Novartis Finance Corporation	4.16%	1,195,843	0.79%
Water
1,200,000	1/9/23	American Water Capital Corp.	3.83%	1,198,867	0.79%
Total U.S. commercial paper (cost: $13,143,256)				13,170,309	8.68%

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2022

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Diversified financial services
$1,200,000	1/11/23	Anglesea Funding Plc	3.99%	$1,198,550	0.79%
1,200,000	1/12/23	Experian Finance plc	4.17%	1,198,343	0.79%
1,200,000	1/20/23	Longship Funding Designated Activity Company	4.04%	1,197,315	0.79%
Manufacturing
1,200,000	3/1/23	Glencove Funding DAC	4.54%	1,190,914	0.78%
Telecommunications
1,200,000	1/4/23	Telstra Group Limited	3.60%	1,199,550	0.79%
Total foreign commercial paper (cost: $5,969,247)				5,984,672	3.94%
Total commercial paper (cost: $19,112,503)				19,154,981	12.62%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$3,000,000	5/1/25	Boeing Company	4.88%	$3,006,405	1.98%
1,600,000	8/16/23	Raytheon Technologies Corporation	3.65%	1,608,614	1.06%
Automotive
4,000,000	6/14/24	NVIDIA Corporation	0.58%	3,775,815	2.49%
Banks
2,000,000	7/23/24	Bank of America Corporation	3.86%	2,012,167	1.33%
4,000,000	5/5/23	Credit Suisse AG, New York Branch	1.00%	3,924,762	2.59%
4,000,000	12/5/24	JPMorgan Chase & Co.	4.02%	3,954,678	2.59%
2,000,000	12/6/24	Truist Bank	2.15%	1,908,014	1.26%
4,250,000	1/24/24	Wells Fargo & Company	3.75%	4,270,464	2.81%
Diversified financial services
4,000,000	1/8/24	Athene Global Funding	0.95%	3,818,549	2.52%
2,700,000	4/1/24	Brookfield Finance LLC	4.00%	2,683,163	1.76%
4,600,000	3/8/24	Goldman Sachs Group, Inc.	0.67%	4,556,776	3.00%
600,000	12/7/23	The Bank of New York Mellon Corporation	0.35%	575,549	0.38%
Machinery
2,000,000	1/10/25	John Deere Capital Corp FXD	1.25%	1,881,615	1.24%
Media
3,000,000	3/15/24	Warner Media Holdings, Inc.	3.43%	2,940,371	1.94%
Pharmaceuticals
3,500,000	2/1/23	Zoetis Inc.	3.25%	3,541,428	2.33%
Telecommunications
3,000,000	3/22/24	Verizon Communications Inc.	0.75%	2,840,387	1.87%
Total U.S. corporate notes (cost: $49,289,980)				47,298,757	31.15%

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2022

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$3,000,000	6/9/23	Nordea Bank	1.00%	$2,950,092	1.94%
Diversified financial services
4,000,000	1/13/25	UBS AG	1.38%	3,745,827	2.47%
Total foreign corporate notes (cost: $6,932,130)				6,695,919	4.41%
Total corporate notes (cost: $56,222,110)				53,994,676	35.56%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$246,857	6/18/25	Americredit Automobile Receivables Trust 2020-3	0.53%	$244,152	0.16%
794,312	12/26/24	Bmw Vehicle Lease Trust 2021-2	0.33%	776,706	0.51%
400,000	9/15/26	Capital One Prime Auto Receivables Trust 2021-1	0.77%	376,421	0.25%
323,939	12/16/24	CarMax Auto Owner Trust 2019-2	2.77%	322,420	0.21%
86,691	2/17/26	Carmax Auto Owner Trust 2021-2	0.52%	83,462	0.05%
174,329	1/10/25	Carvana Auto Receivables Trust 2021-P3	0.38%	172,812	0.11%
83,817	6/9/25	Carvana Auto Receivables Trust, Series 2020-P1	0.44%	82,401	0.05%
150,413	4/15/33	Chesapeake Funding II LLC - 2018 - 2	0.47%	145,510	0.10%
124,563	4/15/24	Ford Credit Auto Lease Trust 2021-B	0.24%	124,283	0.08%
475,000	1/15/30	Ford Credit Auto Owner Trust 2018-Rev2	3.47%	469,456	0.31%
896,704	8/15/24	Nissan Auto Lease Trust 2022-A	4.49%	897,953	0.60%
191,046	4/15/25	Santander Consumer Auto Receivables Trust 2020-B	0.54%	189,805	0.13%
198,000	6/15/26	Santander Consumer Auto Receivables Trust 2021-A	0.48%	185,002	0.12%
241,520	10/15/26	Santander Drive Auto Receivables Trust 2022-2	1.98%	241,022	0.16%
279,144	3/17/25	Santander Drive Auto Receivables Trust 2022-3	2.76%	278,344	0.18%
298,000	1/15/26	Santander Drive Auto Receivables Trust 2022-7	5.81%	298,599	0.20%
331,403	4/22/24	Santander Retail Auto Lease Trust 2020-B	0.57%	325,429	0.21%
265,000	12/20/24	Santander Retail Auto Lease Trust 2020-B	0.65%	255,642	0.17%
181,367	3/20/25	TESLA 2021-A A2	0.36%	179,909	0.12%
100,000	11/25/31	Toyota Auto Loan Extended Note Trust 2019-1	2.56%	96,494	0.06%
118,000	10/15/25	Toyota Auto Receivables 2020-C Owner Trust	0.57%	111,807	0.07%
Credit cards
281,000	12/15/23	BA Credit Card Trust	0.34%	269,125	0.18%
Equipment
348,000	5/22/26	Dell Equipment Finance Trust 2021-1	0.43%	341,506	0.22%
281,204	3/20/24	Dllmt 2021-1 LLC	0.60%	278,181	0.18%
575,000	1/21/25	Dllst 2022-1 LLC	3.40%	561,485	0.38%
239,148	3/20/31	HPEFS Equipment Trust 2021-1	0.32%	236,672	0.16%
67,918	4/15/24	MMAF Equipment Finance LLC 2021-A	0.30%	67,553	0.04%
19,683	7/22/24	Verizon Owner Trust 2020-A	1.85%	19,602	0.01%
455,631	4/21/25	Verizon Owner Trust 2020-C	0.41%	448,132	0.30%
Total U.S. asset backed securities (cost: $8,114,040)				8,079,885	5.32%
Total investments in securities (cost: $98,382,987)				$96,080,516	63.28%

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2022

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$676,373	0.45%
Currencies	157,123	0.10%
Energy	873,475	0.58%
Equity indices	(35,890)	(0.02)%
Interest rate instruments	(399,535)	(0.27)%
Metals	3,082,088	2.03%
Net unrealized gain (loss) on open long U.S. futures contracts	4,353,634	2.87%

Short U.S. Futures Contracts
Agricultural commodities	(95,781)	(0.06)%
Currencies	(57,598)	(0.04)%
Energy	259,179	0.17%
Equity indices	90,775	0.06%
Interest rate instruments	434,383	0.29%
Metals	(3,180,289)	(2.10)%
Net unrealized gain (loss) on open short U.S. futures contracts	(2,549,331)	(1.68)%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	1,804,303	1.19%

Long Foreign Futures Contracts
Agricultural commodities	156,831	0.10%
Currencies	18,701	0.01%
Energy	(46,067)	(0.03)%
Equity indices	(1,489,856)	(0.98)%
Interest rate instruments	(1,199,190)	(0.79)%
Metals	(15,685)	(0.01)%
Net unrealized gain (loss) on open long foreign futures contracts	(2,575,266)	(1.70)%

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2022

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS (continued)
Short Foreign Futures Contracts
Agricultural commodities	$(36,442)	(0.02)%
Currencies	259,386	0.17%
Energy	68,120	0.04%
Equity indices	111,152	0.07%
Interest rate instruments	2,768,374	1.83%
Net unrealized gain (loss) on open short foreign futures contracts	3,170,590	2.09%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	595,324	0.39%

Net unrealized gain (loss) on open futures contracts	$2,399,627	1.58%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$742,534	0.49%
Short	(442,599)	(0.29)%
Net unrealized gain (loss) on open U.S. forward currency contracts	299,935	0.20%

Foreign Forward Currency Contracts
Long	(151,160)	(0.10)%
Short	(119,202)	(0.08)%
Net unrealized gain (loss) on open foreign forward currency contracts	(270,362)	(0.18)%

Net unrealized gain (loss) on open forward currency contracts	$29,573	0.02%

TOTAL RETURN SWAP CONTRACTS
Long	1,072	0.00%
Short	(33)	0.00%
	1,039	0.00%
INVESTMENT IN PRIVATE INVESTMENT COMPANY[3]
Galaxy East Alpha (cost: $1,140,000)	$3,296,431	2.17%

[1]	Represents the annualized yield at date of purchase for discount securities or the stated coupon rate for coupon-bearing securities.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

[3]	Private investment company is a separate series that is part of the Galaxy Plus Managed Account Platform (Platform), which is sponsored by New Hyde Park Alternative Funds, LLC (Sponsor). Each series on the Platform invests in Master Fund that allocates assets to a Commodity Trading Advisor (“CTA”). The CTA of our master fund investment trades global commodities markets primarily through futures contracts. The CTA is paid a management fee of up to 1.00% and a 20% share of the trading profits which are included in the net asset value of the underlying investment. The Fund may redeem any portion of its investment on a daily basis. Any requested redemption will be satisfied within two days. There are no restrictions on liquidity for the Fund.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2021

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$4,500,000	9/15/23	U.S. Treasury	0.13%	4,460,194	2.93%
6,000,000	10/31/23	U.S. Treasury	0.38%	5,970,104	3.92%
Total U.S. Treasury securities (cost: $10,451,673)				10,430,298	6.85%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,200,000	1/26/22	Mitsubishi UFJ Trust and Banking Corporation (USA)	0.20%	$1,199,825	0.79%
Diversified financial services
1,200,000	1/6/22	Citigroup Global Markets Inc.	0.11%	1,199,979	0.79%
1,200,000	1/20/22	DCAT, LLC	0.12%	1,199,918	0.79%
1,200,000	1/5/22	Gotham Funding Corporation	0.09%	1,199,985	0.79%
1,100,000	2/18/22	ING (U.S.) Funding LLC	0.16%	1,099,765	0.72%
1,200,000	1/10/22	J.P. Morgan Securities LLC	0.11%	1,199,964	0.79%
1,200,000	4/1/22	Liberty Street Funding LLC	0.23%	1,199,310	0.79%
1,200,000	1/11/22	Manhattan Asset Funding Company LLC	0.11%	1,199,960	0.79%
1,200,000	1/11/22	National Rural Utilities Cooperative Finance Corporation	0.17%	1,199,937	0.79%
Food
1,200,000	1/12/22	Archer-Daniels-Midland Company	0.05%	1,199,978	0.79%
Water
1,200,000	1/4/22	American Water Capital Corp.	0.10%	1,199,987	0.79%
Total U.S. commercial paper (cost: $13,097,222)				13,098,608	8.62%

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2021

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,200,000	1/12/22	Nationwide Building Society	0.12%	$1,199,952	0.79%
Banks
1,200,000	2/7/22	DBS Bank Ltd.	0.15%	1,199,815	0.79%
1,200,000	1/14/22	DNB Bank ASA	0.11%	1,199,948	0.79%
1,200,000	2/15/22	KfW	0.12%	1,199,820	0.79%
Diversified financial services
1,200,000	1/20/22	Experian Finance plc	0.25%	1,199,835	0.79%
1,200,000	3/8/22	Glencove Funding DAC	0.24%	1,199,472	0.79%
Total foreign commercial paper (cost: $7,197,809)				7,198,842	4.74%
Total commercial paper (cost: $20,295,031)				20,297,450	13.36%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$4,000,000	5/1/22	Boeing Company	2.70%	$4,042,997	2.66%
1,600,000	8/16/23	Raytheon Technologies Corporation	3.65%	1,684,350	1.11%
Automotive
4,000,000	6/14/24	NVIDIA Corporation	0.58%	3,964,887	2.61%
Banks
2,000,000	7/23/24	Bank of America Corporation	3.86%	2,118,449	1.39%
4,000,000	5/5/23	Credit Suisse AG, New York Branch	1.00%	4,013,970	2.64%
5,000,000	4/25/23	JPMorgan Chase & Co.	2.78%	5,056,552	3.32%
4,000,000	5/17/22	Truist Bank	2.80%	4,043,637	2.66%
4,250,000	1/24/24	Wells Fargo & Company	3.75%	4,531,975	2.98%
Diversified financial services
4,000,000	1/8/24	Athene Global Funding	0.95%	3,991,593	2.62%
2,700,000	4/1/24	Brookfield Finance LLC	4.00%	2,872,854	1.89%
4,600,000	3/8/24	Goldman Sachs Group, Inc.	0.67%	4,592,049	3.02%
600,000	12/7/23	The Bank of New York Mellon Corporation	0.35%	594,886	0.39%
Pharmaceuticals
4,000,000	5/16/22	Bristol-Myers Squibb Company	2.60%	4,047,412	2.66%
3,500,000	2/1/23	Zoetis Inc.	3.25%	3,612,107	2.37%
Telecommunications
4,000,000	2/9/22	Apple Inc.	2.50%	4,040,632	2.66%
3,500,000	6/30/22	AT&T Inc.	3.00%	3,527,728	2.32%
3,000,000	3/22/24	Verizon Communications Inc.	0.75%	2,987,465	1.96%
Total U.S. corporate notes (cost: $60,212,369)				59,723,543	39.26%

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2021

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$3,000,000	6/9/23	Nordea Bank Abp	1.00%	$3,008,775	1.98%
Total foreign corporate notes (cost: $2,996,910)				3,008,775	1.98%
Total corporate notes (cost: $63,209,279)				62,732,318	41.24%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$590,000	6/18/25	Americredit Automobile Receivables Trust 2020-3	0.53%	$588,969	0.39%
350,000	12/16/24	CarMax Auto Owner Trust 2019-2	2.77%	358,066	0.24%
625,000	9/19/29	Carvana Auto Receivables Trust 2021-P3	0.38%	624,086	0.41%
210,000	6/9/25	Carvana Auto Receivables Trust, Series 2020-P1	0.44%	209,473	0.14%
45,202	12/15/23	Drive Auto Receivables Trust 2021-1	0.36%	45,208	0.03%
625,000	4/15/24	Ford Credit Auto Lease Trust 2021-B	0.24%	623,654	0.41%
371,000	8/15/28	Ford Credit Auto Owner Trust 2017-Rev1	2.62%	372,354	0.24%
410,834	8/15/24	Santander Consumer Auto Receivables Trust 2020-B	0.46%	410,767	0.27%
295,000	4/15/25	Santander Consumer Auto Receivables Trust 2020-B	0.00%	294,814	0.19%
183,585	4/15/24	Santander Drive Auto Receivables Trust 2021-2	0.28%	183,574	0.12%
593,233	3/20/25	TESLA 2021-A A2	0.36%	592,005	0.39%
126,149	12/15/23	World Omni Auto Receivables Trust 2020-C	0.35%	126,170	0.08%
94,072	6/17/24	World Omni Select Auto Trust 2020-A	0.47%	94,096	0.06%
Equipment
340,908	10/22/24	Dell Equipment Finance Trust 2019-2	1.91%	342,291	0.22%
130,397	6/22/22	Dell Equipment Finance Trust 2020-1	2.26%	130,602	0.09%
625,000	10/20/23	Dllmt 2021-1 Llc.	0.60%	623,777	0.41%
775,000	7/22/30	HPEFS Equipment Trust 2020-2	0.69%	775,720	0.51%
1,115,262	3/20/31	HPEFS Equipment Trust 2021-1_2	0.59%	1,113,334	0.73%
425,000	4/15/24	MMAF Equipment Finance LLC Series 2021-A	0.30%	424,579	0.28%
2,555	4/20/23	Verizon Owner Trust 2018-A	3.23%	2,563	0.00%
375,000	7/22/24	Verizon Owner Trust 2020-A	1.85%	377,791	0.25%
Total U.S. asset backed securities (cost: $8,348,364)				8,313,893	5.46%
Total investments in securities (cost: $102,304,347)				$101,773,959	66.91%

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2021

Description	Fair Value	% of Partners’ Capital (Net Asset Value)

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$317,360	0.21%
Currencies	68,491	0.05%
Energy	655,067	0.43%
Equity indices	341,791	0.22%
Interest rate instruments	(224,600)	(0.15)%
Metals	3,611,395	2.37%
Net unrealized gain (loss) on open long U.S. futures contracts	4,769,504	3.13%

Short U.S. Futures Contracts
Agricultural commodities	(86,996)	(0.06)%
Currencies	(269,064)	(0.18)%
Energy	15,999	0.01%
Equity indices	13,694	0.01%
Interest rate instruments	181,212	0.12%
Metals	(3,648,365)	(2.40)%
Net unrealized gain (loss) on open short U.S. futures contracts	(3,793,520)	(2.50)%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	975,984	0.63%

Long Foreign Futures Contracts
Agricultural commodities	116,102	0.08%
Currencies	14,171	0.01%
Energy	(415,359)	(0.27)%
Equity indices	536,230	0.35%
Interest rate instruments	(1,682,102)	(1.11)%
Metals	12,709	0.01%
Net unrealized gain (loss) on open long foreign futures contracts	(1,418,249)	(0.93)%

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2021

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS (continued)
Short Foreign Futures Contracts
Agricultural commodities	$(17,012)	(0.01)%
Currencies	56,878	0.04%
Equity indices	(498,200)	(0.33)%
Interest rate instruments	179,585	0.12%
Metals	(2,702)	0.00%
Net unrealized gain (loss) on open short foreign futures contracts	(281,451)	(0.18)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	(1,699,700)	(1.11)%

Net unrealized gain (loss) on open futures contracts	$(723,716)	(0.48)%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$627,816	0.41%
Short	(654,005)	(0.43)%
Net unrealized gain (loss) on open U.S. forward currency contracts	(26,189)	(0.02)%

Foreign Forward Currency Contracts
Long	249,949	0.16%
Short	104,279	0.07%
Net unrealized gain (loss) on open foreign forward currency contracts	354,228	0.23%

Net unrealized gain (loss) on open forward currency contracts	$328,039	0.21%

TOTAL RETURN SWAP CONTRACTS
Long	195,517	0.13%
Short	75,265	0.05%
	270,782	0.18%
INVESTMENT IN PRIVATE INVESTMENT COMPANY[3]
Galaxy East Alpha (cost: $782,292)	$3,200,634	2.10%

[1]	Represents the annualized yield at date of purchase for discount securities or the stated coupon rate for coupon-bearing securities.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

[3]	Private investment company is a separate series that is part of the Galaxy Plus Managed Account Platform (Platform), which is sponsored by New Hyde Park Alternative Funds, LLC (Sponsor). Each series on the Platform invests in Master Fund that allocates assets to a Commodity Trading Advisor (“CTA”). The CTA of our master fund investment trades global commodities markets primarily through futures contracts. The CTA is paid a management fee of up to 1.00% and a 20% share of the trading profits. The Fund may redeem any portion of its investment on a daily basis. Any requested redemption will be satisfied within two days. There are no restrictions on liquidity for the Fund.

Futures Portfolio Fund, Limited Partnership

Statements of Operations

Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures, futures options, swaps and forward contracts	$22,391,642	$23,148,851	$(11,543,475)
Investment in SMFSF	—	—	(2,753,150)
Investment in private investment company	2,212,908	3,900,089	—
Investments in securities	(287,406)	374,615	770,117
Net change in unrealized gain (loss) on:
Futures, futures options, swaps and forward contracts	2,555,134	(8,119,173)	7,996,793
Investment in SMFSF	—	—	2,882,001
Investment in private investment company	(261,911)	2,418,342	—
Investments in securities and certificates of deposit	(1,721,642)	(1,372,619)	(221,257)
Exchange membership	75,000	61,000	(11,500)
Brokerage commissions and trading expenses	(991,017)	(1,156,340)	(1,441,879)
Net realized and change in unrealized gain (loss) on investments	23,972,708	19,254,765	(4,322,350)

Net Investment Income (Loss)
Income
Interest and dividend income	2,228,346	926,861	2,478,658

Expenses
Trading Advisor management fees	2,438,667	2,443,592	2,946,151
Trading Advisor incentive fees	4,254,074	1,261,331	213,562
Cash Managers fees	134,010	147,749	184,855
General Partner management and performance fees	2,458,100	2,468,582	3,033,908
Selling agent fees - General Partner	2,237,118	2,253,920	2,775,636
Broker dealer servicing fees - General Partner	87,032	87,884	107,087
General Partner 1% allocation	138,536	107,771	(119,874)
Administrative fee - General Partner	738,438	741,482	882,491
Total expenses	12,485,975	9,512,311	10,023,816
Net investment income (loss)	(10,257,629)	(8,585,450)	(7,545,158)
Net Income (Loss)	13,715,079	$10,669,315	$(11,867,508)

Futures Portfolio Fund, Limited Partnership

Statements of Operations (continued)

Years Ended December 31, 2022, 2021 and 2020

	Class A Units			Class A2 Units
	2022	2021	2020	2022	2021	2020
Increase (decrease) in net asset value per unit for the year	$325.79	$227.37	$(183.44)	$102.79	$74.40	$(33.59)

Net income (loss) per unit†	$359.59	$233.75	$(225.64)	$111.90	$69.19	$(26.66)

Weighted average number of units outstanding	24,536.7560	28,354.7193	37,512.6638	318.3211	397.0801	641.0670

	Class A3 Units			Class B Units
	2022	2021	2020	2022	2021	2020
Increase (decrease) in net asset value per unit for the year	$(1,041.81)	$70.66	$(34.10)	$656.70	$478.78	$(179.52)

Net income (loss) per unit†	$175.50	$64.64	$(34.10)	$699.31	$494.07	$(310.00)

Weighted average number of units outstanding	38.0000	49.0909	86.0607	5,837.8944	6,873.9572	9,212.4717

	Class I Units			Class R Units
	2022	2021	2020	2022	2021	2020
Increase (decrease) in net asset value per unit for the year	$123.02	$90.92	$(20.30)	$112.03	$81.95	$(27.84)

Net income (loss) per unit†	$123.03	$90.92	$(149.83)	$113.47	$84.32	$0.11

Weighted average number of units outstanding	256.4767	256.4767	838.2581	6,481.6076	7,011.1525	9,490.8198

†	based on weighted average of number of unit outstanding during the year

Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows

Years Ended December 31, 2022, 2021 and 2020

	2022	2021	2020
Cash flows from operating activities
Net income (loss)	13,715,079	$10,669,315	$(11,867,508)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss from futures, future options, forwards contracts and swap contracts	(2,555,134)	8,427,848	(8,305,468)
Net realized and change in unrealized (gain) loss on SMFSF, private investment company, securities and certificates of deposit	58,051	(5,320,427)	(677,711)
Purchases of securities and private investment company	(360,508,855)	(369,358,038)	(507,449,211)
Proceeds from disposition of SMFSF, private investment company, securities and certificates of deposit	366,048,450	389,541,159	573,581,168
Changes in
Exchange Membership	(75,000)	(61,000)	11,500
Dividend receivable	(20,336)	(901)	—
Trading Advisor management fee payable	(39,917)	(28,848)	(331,961)
Trading Advisor incentive fee payable	(367,086)	721,914	(602,408)
Commissions and other trading fees payable on open contracts	(1,368)	(8,452)	(24,452)
Cash Manager fees Payable	117	(6,204)	(12,018)
General Partner management and performance fees payable	(1,190)	(30,932)	(92,812)
General Partner 1% allocation receivable / payable	30,765	227,645	(200,351)
Selling Agent fees payable - General Partner	(3,773)	(29,183)	(83,480)
Broker dealer servicing fees payable - General Partner	113	(1,066)	—
Administrative fee payable – General Partner	(877)	(9,226)	7,694
Interest payable	17,985	3,384	—
Net cash provided by (used in) operating activities	16,297,024	34,736,987	43,952,982

Cash flows from financing activities
Subscriptions	512,300	1,903,492	856,252
Subscriptions received in advance	162,000	—	33,000
Redemptions	(15,140,061)	(37,190,168)	(64,261,232)
Net cash provided by (used in) financing activities	(14,465,761)	(35,286,676)	(63,371,980)

Net increase (decrease) in cash and cash equivalents	1,831,263	(549,689)	(19,418,998)
Cash and cash equivalents, beginning of year	50,020,190	50,569,879	69,988,877
Cash and cash equivalents, end of year	51,851,453	$50,020,190	$50,569,879

End of year cash and cash equivalents consists of
Cash in broker trading accounts	$41,012,793	$44,372,309	$44,519,197
Cash and cash equivalents	10,838,660	5,647,881	6,050,682
Total end of year cash and cash equivalents	$51,851,453	$50,020,190	$50,569,879

Supplemental disclosure of cash flow information
Prior year redemptions paid	$1,285,931	$5,585,666	$4,780,643
Prior year subscriptions received in advance	$—	$33,000	$266,000

Supplemental schedule of non-cash financing activities
Redemptions payable	$701,837	$1,285,931	$5,585,666

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2022, 2021 and 2020

	Class A	Class A2	Class A3	Class B	Class I	Class R	Total
Balance at December 31, 2019	$166,191,101	$544,240	$86,512	$66,498,788	$1,846,574	$13,081,928	$248,249,143
Net income (loss)	(8,464,478)	(17,088)	(2,935)	(2,855,822)	(125,598)	(401,587)	(11,867,508)
Subscriptions	773,952	185,300	—	163,000	—	—	1,122,252
Redemptions	(38,722,802)	(189,119)	—	(19,794,735)	(1,458,476)	(4,901,123)	(65,066,255)
Transfers	(1,032,525)	—	—	1,032,525	—	—	—
Balance at December 31, 2020	118,745,248	523,333	83,577	45,043,756	262,500	7,779,218	172,437,632
Net income (loss)	6,627,899	27,473	3,173	3,396,250	23,319	591,201	10,669,315
Subscriptions	533,492	—	—	1,403,000	—	—	1,936,492
Redemptions	(21,324,321)	(184,599)	(47,162)	(10,097,196)	—	(1,237,155)	(32,890,433)
Transfers	(340,400)	—	—	340,400	—	—	—
Balance at December 31, 2021	104,241,918	366,207	39,588	40,086,210	285,819	7,133,264	152,153,006
Net income (loss)	8,823,243	35,621	6,669	4,082,504	31,553	735,489	13,715,079
Subscriptions	85,000	—	—	427,300	—	—	512,300
Redemptions	(10,051,849)	(57,715)	(46,257)	(4,295,394)	—	(104,752)	(14,555,967)
Transfers	(410,142)	—	—	410,142	—	—	—
Balance at December 31, 2022	$102,688,170	$344,113	$—	$40,710,762	$317,372	$7,764,001	$151,824,418

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value) (continued)

Years Ended December 31, 2022, 2021 and 2020

	Units
	Class A	Class A2	Class A3	Class B	Class I	Class R
Balance at December 31, 2019	$41,522.9803	$526.3226	$86.0607	$10,608.5075	$1,769.1082	$12,549.5403
Subscriptions	207.5480	188.5952	—	26.7436	—	—
Redemptions	(10,363.1889)	(191.82)	—	(3,410.3371)	(1,512.6315)	(4,882.1067)
Transfers	(273.6491)	—	—	172.7445	—	—
Balance at December 31, 2020	31,093.6903	523.0978	86.0607	7,397.6585	256.4767	7,667.4336
Subscriptions	133.7636	—	—	218.3534	—	—
Redemptions	(5,378.9986)	(182.3906)	(48.0607)	(1,566.2308)	—	(1,162.1188)
Transfers	(86.2821)	—	—	53.7593	—	—
Balance at December 31, 2021	25,762.1732	340.7072	38.0000	6,103.5404	256.4767	6,505.3148
Subscriptions	18.7502	—	—	58.3221	—	—
Redemptions	(2,203.8652)	(48.5000)	(38.0000)	(581.4620)	—	(81.1583)
Transfers	(89.9735)	—	—	54.7784	—	—
Balance at December 31, 2022	$23,487.0847	$292.2072	$—	$5,635.1789	$256.4767	$6,424.1565

	Net Asset Value per Unit

	Class A	Class A2	Class A3	Class B	Class I	Class R

December 31, 2022	$4,372.11	$1,177.64	$—	$7,224.40	$1,237.43	$1,208.56
December 31, 2021	4,046.32	1,074.85	1,041.81	6,567.70	1,114.41	1,096.53
December 31, 2020	3,818.95	1,000.45	971.15	6,088.92	1,023.49	1,014.58

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2022 and 2021, there were no such transfers between levels.

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

Reclassification

Certain amounts in the 2021 and 2020 financial statements may have been reclassified to conform to the 2022 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

New Accounting Pronouncements

There are no relevant new accounting pronouncements to note for this period.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At December 31, 2022
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$2,399,627	$—	$—	$2,399,627
Net unrealized gain (loss) on open forward currency contracts*	—	29,573	—	29,573
Net unrealized gain (loss) on swap contracts*	—	1,039	—	1,039
Cash and cash equivalents:
Money market funds	4,180,245	—	—	4,180,245
Investment in private investment company	—	—	3,296,431	3,296,431
Investment in securities:
U.S. Treasury securities*	14,850,974	—	—	14,850,974
Asset backed securities*	—	8,079,885	—	8,079,885
Commercial paper*	—	19,154,981	—	19,154,981
Corporate notes*	—	53,994,676	—	53,994,676
Exchange membership	—	187,000	—	187,000
Total	$21,430,846	$81,447,154	$3,296,431	$106,174,431

*	See the condensed schedule of investments for further description.

At December 31, 2021
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$(723,716)	$—	$—	$(723,716)
Net open future options contracts*	—	—		—
Net unrealized gain (loss) on open forward currency contracts*	—	328,039	—	328,039
Net unrealized gain (loss) on swap contracts*	—	270,782	—	270,782
Cash and cash equivalents:
Money market funds	1,577,950	—	—	1,577,950
Investment in private investment company	—	—	3,200,634	3,200,634
Investment in securities:
U.S. Treasury securities*	10,430,298	—	—	10,430,298
Asset backed securities*	—	8,313,893	—	8,313,893
Commercial paper*	—	20,297,450	—	20,297,450
Corporate notes*	—	62,732,318	—	62,732,318
Exchange membership	—	112,000	—	112,000
Total	$11,284,532	$92,054,482	$3,200,634	$106,539,648

*	See the condensed schedule of investments for further description.

There were no Level 3 holdings at December 31, 2022 and 2021, or during the three years ended December 31, 2022.

In addition to the financial instruments listed above, substantially all the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures, forward currency contracts and swap contracts, none of which are designated as hedging instruments. At December 31, 2022 and 2021, the Fund’s derivative contracts had the following impact on the statements of financial condition:

December 31, 2022
	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,179,782	$(478,801)	$700,981
Currencies	751,210	(373,598)	377,612
Energy	1,331,889	(177,182)	1,154,707
Equity indices	334,088	(1,657,907)	(1,323,819)
Interest rate instruments	3,320,907	(1,716,875)	1,604,032
Metals	3,703,358	(3,817,244)	(113,886)
Net unrealized gain (loss) on open futures contracts	$10,621,234	$(8,221,607)	$2,399,627

Net unrealized gain (loss) on open forward currency contracts	$2,172,854	$(2,143,281)	$29,573

Net unrealized gain (loss) on swap contract	$1,072	$(33)	$1,039

At December 31, 2022, there were 10,015 open futures contracts, 2,961 open forward currency contracts and 215 open swap contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2022 were:

At December 31, 2022		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank, AG	$(197,217)	$—	$—	$(197,217)
Deutsche Bank Securities, Inc	1,649,230	—	—	1,649,230
SG Americas Securities, LLC	429,851	—	—	429,851
Goldman Sachs & Co. LLC	548,375	—	—	548,375
Total	$2,430,239	$—	$—	$2,430,239

December 31, 2021
	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$881,710	$(552,256)	$329,454
Currencies	387,202	(516,726)	(129,524)
Energy	963,524	(707,817)	255,707
Equity indices	1,196,988	(803,473)	393,515
Interest rate instruments	903,051	(2,448,956)	(1,545,905)
Metals	5,551,318	(5,578,281)	(26,963)
Net unrealized gain (loss) on open futures contracts	$9,883,793	$(10,607,509)	$(723,716)

Net unrealized gain (loss) on open forward currency contracts	$2,984,528	$(2,656,489)	$328,039

Net unrealized gain (loss) on swap contracts	$270,782	$—	$270,782

At December 31, 2021, there were 11,903 open futures contracts, 3,971 open forward currency contracts and 156 open swap contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2021 were:

At December 31, 2021		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Liabilities in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank, AG	$350,186	$—	$—	$350,186
Deutsche Bank Securities, Inc	213,370	—	—	213,370
SG Americas Securities, LLC	(1,066,622)	—	—	(1,066,622)
Goldman Sachs & Co. LLC	107,389	—	—	107,389
Total	$(395,677)	$—	$—	$(395,677)

For the years ended December 31, 2022, 2021 and 2020, the Fund’s futures, forwards and swap contracts had the following impact on the statements of operations:

	2022		2021
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(2,678,624)	$371,527	$5,286,889	$(1,733,318)
Currencies	(389,809)	507,136	695,409	(348,301)
Energy	12,294,731	899,000	14,790,634	(207,188)
Equity indices	(8,906,934)	(1,717,334)	16,065,310	(2,335,551)
Interest rate instruments	14,260,170	3,149,938	(11,179,266)	(2,120,036)
Metals	(457,696)	(86,924)	1,325,991	(2,149,304)
Total futures contracts	14,121,838	3,123,343	26,984,967	(8,893,698)
Future options contracts
Energy	(508,190)	—	45,100	—
Equity indices	—	—	(435,238)	157,775
Interest rate instruments	—	—	232,745	—
Total future options contracts	(508,190)	—	(157,393)	157,775
Forward currency contracts	9,720,459	(298,466)	(3,842,125)	345,968
Swap contracts	—	—	178,623	270,782
Total futures, futures options, swap and forward contracts	$23,334,107	$2,824,877	$23,164,072	$(8,119,173)

	2020
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(1,585,826)	$2,331,298
Currencies	(2,732,086)	269,693
Energy	7,186,515	(682,821)
Equity indices	(27,524,737)	1,622,759
Interest rate instruments	12,327,898	2,828,350
Metals	3,809,617	1,765,542
Single stock futures	527,148	(152,039)
Total futures contracts	(7,991,471)	7,982,782
Future options contracts
Equity indices	—	(157,775)
Interest rate instruments	446,632	—
Total future options contracts	446,632	(157,775)
Forward currency contracts	(4,113,043)	171,786
Total futures, futures options and forward currency	$(11,657,882)	$7,996,793

For the years ended December 31, 2022, 2021 and 2020, the number of futures contracts closed was 470,288, 456,177 and 558,733, respectively, the number of futures options contracts closed was 730, 2,286 and 3,700, respectively, the number of forward currency contracts closed was 257,987, 371,440 and 353,527, respectively and the number of swap contracts closed was 260, 169 and 0, respectively.

4.	General Partner

At December 31, 2022, 2021 and 2020, and for the years then ended, the General Partner did not maintain a capital balance in the Fund.

The following fees are paid to the General Partner:

■	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, A3, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, A3, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

■	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears.

■	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

■	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

■	Administrative Fee – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the Fund, payable in arrears to the General Partner. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

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

Principal Global Investors, LLC serves as the cash manager for the Fund (the “Cash Manager”). The Fund incurs monthly fees, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.14% and 1/12th of 0.14% of the investments in securities and certificates of deposit as of the period ended December 31, 2022 and 2021, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At December 31, 2022 and 2021, the Fund had assets totaling $43,443,032 and $44,247,414, respectively, with brokers and margin deposit requirements of $23,742,431 and $24,018,751, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A, A2, A3, B and R units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, A2, A3, B, I or R interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At December 31, 2022 and 2021, the Fund received advance subscriptions of $162,000 and $0, respectively, which were recognized as subscriptions to the Fund subsequent to period-end.

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

Purchase and sale of futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss of contract value. The Commodity Exchange Act (“CEAct”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited. The Fund uses SG Americas Securities, LLC and Deutsche Bank Securities, Inc. as its futures brokers. The Fund uses Goldman Sachs & Company, LLC and Deutsche Bank AG as its forward currency counterparties.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.

The following table presents the exposure at December 31, 2022.

						% of Partners’
	U.S. Treasury	Commercial		Asset Backed		Capital (Net
Country or Region	Securities	Paper	Corporate Notes	Securities	Total	Asset Value)
United States	$14,850,974	$13,170,309	$47,298,757	$8,079,885	$83,399,925	54.93%
Ireland	—	3,586,779	—	—	3,586,779	2.36%
United Kingdom	—	1,198,343	3,745,827	—	4,944,170	3.26%
Finland	—	—	2,950,092	—	2,950,092	1.94%
Australia	—	1,199,550	—	—	1,199,550	0.79%
Total	$14,850,974	$19,154,981	$53,994,676	$8,079,885	$96,080,516	63.28%

The following table presents the exposure at December 31, 2021.

						% of Partners’
	U.S. Treasury	Commercial		Asset Backed		Capital (Net
Country or Region	Securities	Paper	Corporate Notes	Securities	Total	Asset Value)
United States	$10,430,298	$13,098,607	$59,723,543	$8,313,893	$91,566,341	60.19%
Ireland	—	1,199,472	—	—	1,199,472	0.79%
United Kingdom	—	2,399,788	—	—	2,399,788	1.58%
Finland	—	—	3,008,775	—	3,008,775	1.98%
Singapore	—	1,199,815	—	—	1,199,815	0.79%
Norway	—	1,199,948	—	—	1,199,948	0.79%
Germany	—	1,199,820	—	—	1,199,820	0.79%
Total	$10,430,298	$20,297,450	$62,732,318	$8,313,893	$101,773,959	66.91%

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

The following information presents per unit operating performance data and other ratios for the years ended December 31, 2022, 2021 and 2020, assuming the unit was outstanding throughout the entire year:

	2022
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of year	$4,046.32	$1,074.85	$1,041.81	$6,567.70	$1,114.41	$1,096.53

Net realized and change in unrealized gain (loss) on investments(1)	637.69	170.40	221.97	1,031.19	173.43	171.00
Net investment income (loss)(1)	(311.90)	(67.61)	(46.47)	(374.49)	(50.41)	(58.97)
Total income (loss) from operations	325.79	102.79	175.50	656.70	123.02	112.03

Redemption value per share	—	—	(1,217.31)	—	—	—

Net asset value per unit, end of year	$4,372.11	$1,177.64	$—	$7,224.40	$1,237.43	$1,208.56

Total return	8.05%	9.56%	16.85%	10.00%	11.04%	10.22%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation(2)	8.25%	6.90%	4.27%	6.38%	5.32%	6.10%
General Partner 1% allocation	0.08%	0.09%	0.16%	0.10%	0.10%	0.09%
Net total expenses	8.33%	6.99%	4.43%	6.48%	5.42%	6.19%

Net investment income (loss)(2) (3)	(6.87)%	(5.55)%	(4.04)%	(5.00)%	(3.92)%	(4.70)%

	2021
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per Unit, beginning of year	$3,818.95	$1,000.45	$971.15	$6,088.92	$1,023.49	$1,014.58

Net realized and change in unrealized gain (loss) on investments(1)	456.98	118.17	113.08	735.11	124.22	122.57
Net investment income (loss)(1)	(229.61)	(43.77)	(42.42)	(256.33)	(33.30)	(40.62)
Total income (loss) from operations	227.37	74.40	70.66	478.78	90.92	81.95

Net asset value per unit, end of year	$4,046.32	$1,074.85	$1,041.81	$6,567.70	$1,114.41	$1,096.53

Total return	5.95%	7.44%	7.28%	7.86%	8.88%	8.08%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation(2)	6.37%	4.93%	5.07%	4.57%	3.54%	4.33%
General Partner 1% allocation	0.06%	0.07%	0.07%	0.08%	0.08%	0.08%
Net total expenses	6.43%	5.00%	5.14%	4.65%	3.62%	4.41%

Net investment income (loss)(2) (3)	(5.80)%	(4.34)%	(4.46)%	(4.00)%	(2.98)%	(3.77)%

	2020
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance
Net asset value per Unit, beginning of period	$4,002.39	$1,034.04	$1,005.25	$6,268.44	$1,043.79	$1,042.42

Net realized and change in unrealized gain (loss) on investments(1)	(24.30)	(4.76)	(5.17)	(35.27)	(9.60)	(5.02)
Net investment income (loss)(1)	(159.14)	(28.83)	(28.93)	(144.25)	(10.70)	(22.82)
Total income (loss) from operations	(183.44)	(33.59)	(34.10)	(179.52)	(20.30)	(27.84)

Net asset value per unit, end of period	$3,818.95	$1,000.45	$971.15	$6,088.92	$1,023.49	$1,014.58

Total return	(4.58)%	(3.25)%	(3.39)%	(2.86)%	(1.94)%	(2.67)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation(2)	5.64%	4.30%	4.29%	3.81%	3.02%	3.71%
General Partner 1% allocation	(0.06)%	(0.03)%	(0.04)%	(0.05)%	(0.17)%	(0.05)%
Net total expenses	5.58%	4.27%	4.25%	3.76%	2.85%	3.66%

Net investment income (loss)(2) (3)	(4.41)%	(3.07)%	(3.10)%	(2.56)%	(1.41)%	(2.45)%

† Class A3 units were fully redeemed on July 1, 2022. The total return for 2022 is for the period from January 1, 2022 to June 30, 2022 and is not annualized.

Total returns are calculated based on the change in value of a Class A, Class A2, Class A3, Class B, Class I or Class R Unit during the year. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

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

11.        Subsequent Events

After year end, there were $277,000 of contributions and $2,460,316 of redemptions from the Fund.