Form 10-Q
period 2023-03-31
FUTURES PORTFOLIO FUND L.P.
filed 2023-05-15
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☐      No ☒

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Futures Portfolio Fund, Limited Partnership
Statements of Financial Condition
March 31, 2023 (unaudited) and December 31, 2022

	March 31, 2023 (Unaudited)	December 31, 2022
Assets
Equity in broker trading accounts
Cash	$43,829,353	$41,012,793
Net unrealized gain (loss) on open futures contracts	846,133	2,399,627
Net unrealized gain (loss) on open forward currency contracts	(348,010)	29,573
Net unrealized gain (loss) on swap contracts	134	1,039
Total equity in broker trading accounts	44,327,610	43,443,032
Cash and cash equivalents	4,621,072	10,838,660
Investment in private investment company, at fair value (cost $1,657,000 and $1,140,000)	3,421,361	3,296,431
Investment in securities, at fair value (cost $91,536,044 and $98,382,987)	89,856,517	96,080,516
General Partner 1% allocation receivable	83,161	—
Exchange membership, at fair value (cost $189,000 and $189,000)	136,250	187,000
Dividend receivable	6,655	21,237
Total assets	$142,452,626	$153,866,876

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$171,824	$186,021
Trading Advisor incentive fees payable	2,642	354,828
Commissions and other trading fees payable on open contracts	19,825	20,941
Cash Managers fees payable	28,741	30,471
General Partner management and performance fees payable	176,881	190,906
General Partner 1% allocation payable	—	138,536
Selling Agent payable - General Partner	159,345	172,558
Broker dealer servicing fees payable - General Partner	6,378	6,831
Administrative fee payable - General Partner	52,008	56,160
Interest payable	4,836	21,369
Redemption payable	1,594,807	701,837
Subscriptions received in advance	422,000	162,000
Total liabilities	2,639,287	2,042,458

Partners’ Capital (Net Asset Value)
Class A Interests – 22,744.4543 and 23,487.0847 units outstanding at March 31, 2023 and December 31, 2022, respectively	93,828,135	102,688,170
Class A2 Interests – 292.2072 and 292.2072 units outstanding at March 31, 2023 and December 31, 2022, respectively	325,818	344,113
Class B Interests – 5,567.5610 and 5,635.1789 units outstanding at March 31, 2023 and December 31, 2022, respectively	38,121,634	40,710,762
Class I Interests – 247.1650 and 256.4767 units outstanding at March 31, 2023 and December 31, 2022, respectively	290,560	317,372
Class R Interests – 6,323.8290 and 6,424.1565 units outstanding at March 31, 2023 and December 31, 2022, respectively	7,247,192	7,764,001
Total partners’ capital (net asset value)	139,813,339	151,824,418

Total liabilities and partners’ capital (net asset value)	$142,452,626	$153,866,876

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments
March 31, 2023 (unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$1,000,000	5/31/23	U.S. Treasury	2.75%	$1,005,780	0.72%
7,000,000	8/15/23	U.S. Treasury	2.50%	6,960,504	4.98%
2,500,000	12/28/23	U.S. Treasury	4.46%	2,418,926	1.73%
5,000,000	4/15/24	U.S. Treasury	0.38%	4,793,029	3.43%
2,500,000	11/15/25	U.S. Treasury	4.50%	2,579,295	1.84%
Total U.S. Treasury securities (cost: $17,683,639)				17,757,534	12.70%

  U.S. Commercial Paper

Face Value	Maturity Date	Name	Yield[1]
Agriculture
$1,200,000	4/17/23	Philip Morris International Inc.	4.51%	$1,197,445	0.86%
Beverages
1,200,000	4/3/23	Brown-Forman Corporation	3.17%	1,199,683	0.86%
Diversified financial services
1,200,000	4/27/23	DCAT, LLC	5.02%	1,195,710	0.85%
1,200,000	5/9/23	Gotham Funding Corporation	4.87%	1,193,667	0.84%
1,200,000	5/10/23	Liberty Street Funding LLC	4.63%	1,193,825	0.85%
1,200,000	4/6/23	National Rural Utilities Cooperative Finance Corporation	5.17%	1,199,150	0.86%
1,200,000	4/4/23	Sheffield Receivables Company LLC	3.49%	1,199,535	0.86%
Energy
1,200,000	4/12/23	Berkshire Hathaway Energy Company	5.58%	1,197,983	0.86%
Healthcare
1,200,000	4/25/23	UnitedHealth Group Incorporated	5.28%	1,195,840	0.86%
Manufacturing
1,200,000	4/4/23	Koch Industries, Inc.	3.54%	1,199,528	0.86%
Total U.S. commercial paper (cost: $11,936,435)				11,972,366	8.56%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments
March 31, 2023 (unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Commercial Services
1,200,000	4/14/23	Experian Finance PLC	4.61%	1,197,846	0.85%
Manufacturing
1,200,000	4/19/23	Glencove Funding DAC	4.49%	1,197,156	0.86%
Total foreign commercial paper (cost: $2,389,276)				2,395,002	1.71%
Total commercial paper (cost: $14,325,711)				14,367,368	10.27%

  U.S. Corporate Notes

Face Value	Maturity Date	Name	Yield[1]
Aerospace
$3,000,000	5/1/25	Boeing Company	4.88%	3,047,114	2.18%
1,600,000	8/16/23	Raytheon Technologies Corporation	3.65%	1,597,849	1.14%
Banks
2,000,000	7/23/24	Bank of America Corporation	3.86%	2,003,579	1.43%
4,000,000	5/5/23	Credit Suisse AG, New York Branch	1.00%	3,976,221	2.85%
4,000,000	12/5/24	JPMorgan Chase & Co.	0.00%	4,012,728	2.87%
3,500,000	1/26/26	Keybank National Association	4.70%	3,388,973	2.42%
2,000,000	12/6/24	Truist Bank	0.00%	1,898,548	1.36%
4,250,000	1/24/24	Wells Fargo & Company	3.75%	4,221,500	3.02%
Diversified financial services
4,000,000	1/8/24	Athene Global Funding	0.95%	3,841,597	2.75%
2,700,000	4/1/24	Brookfield Finance LLC	4.00%	2,717,461	1.94%
600,000	12/7/23	The Bank of New York Mellon Corporation	0.35%	581,103	0.42%
Equipment
4,000,000	6/14/24	NVIDIA Corporation	0.58%	3,822,091	2.73%
Machinery
2,000,000	1/10/25	John Deere Capital Corp Fxd	1.25%	1,896,769	1.36%
Media
3,000,000	3/15/24	Warner Media Holdings, Inc.	3.43%	2,922,935	2.09%
Telecommunications
3,000,000	3/22/24	Verizon Communications Inc.	0.75%	2,875,619	2.06%
Total U.S. corporate notes (cost: $44,405,469)				42,804,087	30.62%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments
March 31, 2023 (unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$3,000,000	6/9/23	Nordea Bank	1.00%	$2,983,230	2.13%
Diversified financial services
4,000,000	1/13/25	UBS AG	1.38%	3,738,725	2.67%
Total foreign corporate notes (cost: $6,928,310)				6,721,955	4.80%
Total corporate notes (cost: $51,333,779)				49,526,042	35.42%

  U.S. Asset Backed Securities

Face Value	Maturity Date	Name	Yield[1]
Automotive
$152,513	6/18/25	Americredit Automobile Receivables Trust 2020-3	0.53%	151,036	0.11%
582,557	12/26/24	Bmw Vehicle Lease Trust 2021-2	0.33%	571,280	0.41%
400,000	9/15/26	Capital One Prime Auto Receivables Trust 2021-1	0.77%	379,568	0.27%
198,302	12/16/24	CarMax Auto Owner Trust 2019-2	2.77%	198,104	0.14%
72,891	2/17/26	Carmax Auto Owner Trust 2021-2	0.52%	70,386	0.04%
878,556	6/15/26	CarMax Auto Owner Trust 2021-3	0.55%	841,872	0.60%
78,014	1/10/25	Carvana Auto Receivables Trust 2021-P3	0.38%	77,729	0.06%
53,164	6/9/25	Carvana Auto Receivables Trust, Series 2020-P1	0.44%	52,604	0.04%
136,876	4/15/33	Chesapeake Funding II LLC - 2018 - 2	0.47%	132,962	0.10%
475,000	1/15/30	Ford Credit Auto Owner Trust 2018-Rev2	3.47%	473,236	0.34%
720,186	8/15/24	Nissan Auto Lease Trust 2022-A	5.24%	721,965	0.52%
72,452	4/15/25	Santander Consumer Auto Receivables Trust 2020-B	0.54%	72,245	0.05%
198,000	6/15/26	Santander Consumer Auto Receivables Trust 2021-A	0.48%	187,645	0.13%
2,452	10/15/26	Santander Drive Auto Receivables Trust 2022-2	0.00%	2,450	0.00%
98,164	3/17/25	Santander Drive Auto Receivables Trust 2022-3	0.00%	98,050	0.07%
298,000	1/15/26	Santander Drive Auto Receivables Trust 2022-7	5.81%	299,368	0.21%
240,512	4/22/24	Santander Retail Auto Lease Trust 2020-B_1	0.57%	237,960	0.17%
265,000	12/20/24	Santander Retail Auto Lease Trust 2020-B_2	0.65%	259,050	0.19%
40,518	3/20/25	TESLA 2021-A A2	0.36%	40,395	0.03%
100,000	11/25/31	Toyota Auto Loan Extended Note Trust 2019-1	2.56%	97,253	0.07%
118,000	10/15/25	Toyota Auto Receivables 2020-C Owner Trust	0.57%	113,134	0.08%
Credit cards
281,000	12/15/23	BA Credit Card Trust	0.34%	271,458	0.19%
Equipment
783,889	3/14/29	CCG Receivables Trust 2021-2	0.54%	751,372	0.54%
219,797	5/22/26	Dell Equipment Finance Trust 2021-1	0.43%	216,920	0.16%
133,963	3/20/24	Dllmt 2021-1 LLC	0.60%	133,170	0.10%
575,000	1/21/25	Dllst 2022-1 LLC	3.40%	564,245	0.40%
94,451	3/20/31	HPEFS Equipment Trust 2021-1	0.32%	94,105	0.07%
860,925	6/13/28	Mmaf Equipment Finance LLC 2021-A	0.56%	809,913	0.58%
3,744	7/22/24	Verizon Owner Trust 2020-A	1.85%	3,737	0.00%
286,245	4/21/25	Verizon Owner Trust 2020-C	0.41%	282,361	0.20%
Total U.S. asset backed securities (cost: $8,192,915)				8,205,573	5.87%
Total investments in securities (cost: $91,536,044)				$89,856,517	64.26%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments
March 31, 2023 (unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS[2]
Long U.S. Futures Contracts
Agricultural commodities	$413,492	0.30%
Currencies	171,052	0.12%
Energy	237,205	0.17%
Equity indices	511,962	0.37%
Interest rate instruments	74,324	0.05%
Metals	(1,188,218)	(0.85)%
Net unrealized gain (loss) on open long U.S. futures contracts	219,817	0.16%

Short U.S. Futures Contracts
Agricultural commodities	177,430	0.13%
Currencies	(267,546)	(0.19)%
Energy	(218,277)	(0.16)%
Equity indices	(342,717)	(0.25)%
Interest rate instruments	(1,085,801)	(0.77)%
Metals	1,287,533	0.92%
Net unrealized gain (loss) on open short U.S. futures contracts	(449,378)	(0.32)%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	(229,561)	(0.16)%

Long Foreign Futures Contracts
Agricultural commodities	139,018	0.10%
Currencies	81,195	0.06%
Energy	(140)	0.00%
Equity indices	930,900	0.66%
Interest rate instruments	289,718	0.21%
Metals	66,953	0.05%
Net unrealized gain (loss) on open long foreign futures contracts	1,507,644	1.08%

Short Foreign Futures Contracts
Agricultural commodities	141,308	0.10%
Currencies	134,498	0.10%
Energy	(38,580)	(0.03)%
Equity indices	(58,959)	(0.04)%
Interest rate instruments	(610,217)	(0.44)%
Net unrealized gain (loss) on open short foreign futures contracts	(431,950)	(0.31)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	1,075,694	0.77%

Net unrealized gain (loss) on open futures contracts	$846,133	0.61%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments
March 31, 2023 (unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FORWARD CURRENCY CONTRACTS[2]
U.S. Forward Currency Contracts
Long	$751,495	0.54%
Short	(1,190,982)	(0.85)%
Net unrealized gain (loss) on open U.S. forward currency contracts	(439,487)	(0.31)%

Foreign Forward Currency Contracts
Long	(47,954)	(0.03)%
Short	139,431	0.10%
Net unrealized gain (loss) on open foreign forward currency contracts	91,477	0.07%

Net unrealized gain (loss) on open forward currency contracts	$(348,010)	(0.24)%

TOTAL RETURN SWAP CONTRACTS
Long	$134	0.00%

INVESTMENT IN PRIVATE INVESTMENT COMPANY[3]
Investment in private investment company (cost: $1,657,000)	$3,421,361	2.45%

[1]	Represents the annualized yield at date of purchase for discount securities or the stated coupon rate for coupon-bearing securities.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

[3]	Private investment company is a separate series that is part of the Galaxy Plus Managed Account Platform (Platform), which is sponsored by New Hyde Park Alternative Funds, LLC (Sponsor). Each series on the Platform invests in Master Fund that allocates assets to a Commodity Trading Advisor (“CTA”). The CTA of our master fund investment trades global commodities markets primarily through futures contracts. The CTA is paid a management fee of up to 1.00% and a 20% share of the trading profits which are included in the net asset value of the underlying investment. The Fund may redeem any portion of its investment on a daily basis. Any requested redemption will be satisfied within two days. There are no restrictions on liquidity for the Fund.

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

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2022

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Diversified financial services
1,200,000	1/11/23	Anglesea Funding Plc	3.99%	1,198,550	0.79%
1,200,000	1/12/23	Experian Finance plc	4.17%	1,198,343	0.79%
1,200,000	1/20/23	Longship Funding Designated Activity Company	4.04%	1,197,315	0.79%
Manufacturing
1,200,000	3/1/23	Glencove Funding DAC	4.54%	1,190,914	0.78%
Telecommunications
1,200,000	1/4/23	Telstra Group Limited	3.60%	1,199,550	0.79%
Total foreign commercial paper (cost: $5,969,247)				5,984,672	3.94%
Total commercial paper (cost: $19,112,503)				19,154,981	12.62%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$3,000,000	5/1/25	Boeing Company	4.88%	3,006,405	1.98%
1,600,000	8/16/23	Raytheon Technologies Corporation	3.65%	1,608,614	1.06%
Automotive
4,000,000	6/14/24	NVIDIA Corporation	0.58%	3,775,815	2.49%
Banks
2,000,000	7/23/24	Bank of America Corporation	3.86%	2,012,167	1.33%
4,000,000	5/5/23	Credit Suisse AG, New York Branch	1.00%	3,924,762	2.59%
4,000,000	12/5/24	JPMorgan Chase & Co.	4.02%	3,954,678	2.59%
2,000,000	12/6/24	Truist Bank	2.15%	1,908,014	1.26%
4,250,000	1/24/24	Wells Fargo & Company	3.75%	4,270,464	2.81%
Diversified financial services
4,000,000	1/8/24	Athene Global Funding	0.95%	3,818,549	2.52%
2,700,000	4/1/24	Brookfield Finance LLC	4.00%	2,683,163	1.76%
4,600,000	3/8/24	Goldman Sachs Group, Inc.	0.67%	4,556,776	3.00%
600,000	12/7/23	The Bank of New York Mellon Corporation	0.35%	575,549	0.38%
Machinery
2,000,000	1/10/25	John Deere Capital Corp FXD	1.25%	1,881,615	1.24%
Media
3,000,000	3/15/24	Warner Media Holdings, Inc.	3.43%	2,940,371	1.94%
Pharmaceuticals
3,500,000	2/1/23	Zoetis Inc.	3.25%	3,541,428	2.33%
Telecommunications
3,000,000	3/22/24	Verizon Communications Inc.	0.75%	2,840,387	1.87%
Total U.S. corporate notes (cost: $49,289,980)				47,298,757	31.15%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2022

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$3,000,000	6/9/23	Nordea Bank	1.00%	$2,950,092	1.94%
Diversified financial services
4,000,000	1/13/25	UBS AG	1.38%	3,745,827	2.47%
Total foreign corporate notes (cost: $6,932,130)				6,695,919	4.41%
Total corporate notes (cost: $56,222,110)				53,994,676	35.56%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
246,857	6/18/25	Americredit Automobile Receivables Trust 2020-3	0.53%	244,152	0.16%
794,312	12/26/24	Bmw Vehicle Lease Trust 2021-2	0.33%	776,706	0.51%
400,000	9/15/26	Capital One Prime Auto Receivables Trust 2021-1	0.77%	376,421	0.25%
323,939	12/16/24	CarMax Auto Owner Trust 2019-2	2.77%	322,420	0.21%
86,691	2/17/26	Carmax Auto Owner Trust 2021-2	0.52%	83,462	0.05%
174,329	1/10/25	Carvana Auto Receivables Trust 2021-P3	0.38%	172,812	0.11%
83,817	6/9/25	Carvana Auto Receivables Trust, Series 2020-P1	0.44%	82,401	0.05%
150,413	4/15/33	Chesapeake Funding II LLC - 2018 - 2	0.47%	145,510	0.10%
124,563	4/15/24	Ford Credit Auto Lease Trust 2021-B	0.24%	124,283	0.08%
475,000	1/15/30	Ford Credit Auto Owner Trust 2018-Rev2	3.47%	469,456	0.31%
896,704	8/15/24	Nissan Auto Lease Trust 2022-A	4.49%	897,953	0.60%
191,046	4/15/25	Santander Consumer Auto Receivables Trust 2020-B	0.54%	189,805	0.13%
198,000	6/15/26	Santander Consumer Auto Receivables Trust 2021-A	0.48%	185,002	0.12%
241,520	10/15/26	Santander Drive Auto Receivables Trust 2022-2	1.98%	241,022	0.16%
279,144	3/17/25	Santander Drive Auto Receivables Trust 2022-3	2.76%	278,344	0.18%
298,000	1/15/26	Santander Drive Auto Receivables Trust 2022-7	5.81%	298,599	0.20%
331,403	4/22/24	Santander Retail Auto Lease Trust 2020-B	0.57%	325,429	0.21%
265,000	12/20/24	Santander Retail Auto Lease Trust 2020-B	0.00%	255,642	0.17%
181,367	3/20/25	TESLA 2021-A A2	0.36%	179,909	0.12%
100,000	11/25/31	Toyota Auto Loan Extended Note Trust 2019-1	2.56%	96,494	0.06%
118,000	10/15/25	Toyota Auto Receivables 2020-C Owner Trust	0.57%	111,807	0.07%
Credit cards
281,000	12/15/23	BA Credit Card Trust	0.34%	269,125	0.18%
Equipment
348,000	5/22/26	Dell Equipment Finance Trust 2021-1	0.43%	341,506	0.22%
281,204	3/20/24	Dllmt 2021-1 LLC	0.60%	278,181	0.18%
575,000	1/21/25	Dllst 2022-1 LLC	3.40%	561,485	0.38%
239,148	3/20/31	HPEFS Equipment Trust 2021-1	0.32%	236,672	0.16%
67,918	4/15/24	MMAF Equipment Finance LLC 2021-A	0.30%	67,553	0.04%
19,683	7/22/24	Verizon Owner Trust 2020-A	1.85%	19,602	0.01%
455,631	4/21/25	Verizon Owner Trust 2020-C	0.41%	448,132	0.30%
Total U.S. asset backed securities (cost: $8,114,040)				8,079,885	5.32%
Total investments in securities (cost: $98,382,987)				$96,080,516	63.28%

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

Futures Portfolio Fund, Limited Partnership
Statements of Operations
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures, forward and swap contracts	$(5,343,436)	$14,736,032
Investment in private investment company	—	1,480,463
Investments in securities	(90,453)	(2,049)
Net change in unrealized gain (loss) on:
Futures, swaps and forward contracts	(1,931,982)	6,237,093
Investment in private investment company	(392,070)	139,370
Investments in securities and certificates of deposit	502,337	(1,287,548)
Exchange membership	(50,750)	27,000
Brokerage commissions and trading expenses	(282,132)	(288,210)
Net realized and change in unrealized gain (loss) on investments	(7,588,486)	21,042,151

Net Investment Income (Loss)
Income
Dividends and interest income	1,079,950	178,738

Expenses
Trading Advisor management fees	525,479	604,303
Trading Advisor incentive fees	2,642	2,468,352
Cash Managers fees	32,948	33,063
General Partner management and performance fees	556,996	591,798
Selling agent fees - General Partner	502,135	542,355
Broker dealer servicing fees - General Partner	20,043	20,720
General Partner 1% allocation	(83,161)	167,825
Administrative fee - General Partner	167,338	177,774
Total expenses	1,724,420	4,606,190
Net investment income (loss)	(644,470)	(4,427,452)
Net Income (Loss)	$(8,232,956)	$16,614,699

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Statements of Operations (continued)
For the Three Months Ended March 31, 2023 and 2022 (unaudited)

	Three Months Ended March 31, 2023
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(246.79)	$(62.61)	$—	$(377.30)	$(61.86)	$(62.55)
Net income (loss) per unit†	$(246.63)	$(62.61)	$—	$(374.55)	$(62.43)	$(61.73)

Weighted average number of units outstanding	23,135.4628	292.2057	—	5,605.0671	254.1488	6,373.9927

	Three Months Ended March 31, 2022
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$439.83	$120.98	$116.84	$746.51	$129.59	$125.24
Net income (loss) per unit†	$440.50	$120.98	$116.84	$743.62	$129.59	$125.24

Weighted average number of units outstanding	25,524.3889	340.7057	38.0000	6,021.2043	256.4767	6,505.3146

†	based on weighted average of number of unit outstanding during the period

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Statements of Cash Flows
For the Three Months Ended March 31, 2023 and 2022
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(8,232,956)	$16,614,699
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss from futures, forward contracts and swaps trading	1,931,980	(6,237,093)
Net realized and change in unrealized (gain) loss on private investment company and securities	(19,814)	(330,236)
Purchases of securities and private investment company	(109,568,802)	(74,514,658)
Proceeds from disposition of private investment company and securities	115,687,685	79,174,785
Changes in

Exchange Membership	50,750	(27,000)
Dividend receivable	14,582	(3,893)
Trading Advisor management fee payable	(14,197)	88,624
Trading Advisor incentive fee payable	(352,186)	1,746,438
Commissions and other trading fees payable on open contracts	(1,116)	(3,047)
Cash Manager fees Payable	(1,730)	(3,159)
General Partner management and performance fees payable	(14,025)	17,433
General Partner 1% allocation receivable / payable	(221,697)	60,054
Selling Agent fees payable - General Partner	(13,211)	15,693
Broker dealer servicing fees payable - General Partner	(453)	611
Administrative fee payable – General Partner	(4,152)	5,301
Dividend and interest payable	(16,533)	(3,384)
Net cash provided by (used in) operating activities	(775,875)	16,601,168

Cash flows from financing activities

Subscriptions	115,000	35,000
Subscriptions received in advance	422,000	150,000
Redemptions	(3,162,153)	(2,891,925)
Net cash used in financing activities	(2,625,153)	(2,706,925)

Net increase (decrease) in cash and cash equivalents	(3,401,028)	13,894,243
Cash and cash equivalents, beginning of period	51,851,453	50,020,190
Cash and cash equivalents, end of period	$48,450,425	$63,914,433

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$43,829,353	$46,541,007
Cash and cash equivalents	4,621,072	17,373,426
Total end of period cash and cash equivalents	$48,450,425	$63,914,433

Supplemental disclosure of cash flow information
Prior period redemptions paid	$701,837	$1,285,931
Prior period subscriptions received in advance	$162,000	$—

Supplemental schedule of non-cash financing activities
Redemptions payable	$1,594,807	$1,985,499

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Statements of Changes in Partners’ Capital (Net Asset Value)
For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

	Class A	Class A2	Class A3	Class B	Class I	Class R	Total
Three Months Ended March 31, 2023
Balance at December 31, 2022	$102,688,170	$344,113	$—	$40,710,762	$317,372	$7,764,001	$151,824,418
Net income (loss)	(5,705,973)	(18,295)	—	(2,099,372)	(15,865)	(393,451)	(8,232,956)
Subscriptions	202,000	—	—	75,000	—	—	277,000
Redemptions	(3,234,863)	—	—	(685,955)	(10,947)	(123,358)	(4,055,123)
Transfers	(121,199)	—	—	121,199	—	—	—
Balance at March 31, 2023	$93,828,135	$325,818	$—	$38,121,634	$290,560	$7,247,192	$139,813,339

Three Months Ended March 31, 2022
Balance at December 31, 2021	$104,241,918	$366,207	$39,588	$40,086,210	$285,819	$7,133,264	$152,153,006
Net income (loss)	11,243,570	41,220	4,440	4,477,497	33,238	814,734	16,614,699
Subscriptions	35,000	—	—	—	—	—	35,000
Redemptions	(2,690,977)	—	—	(900,516)	—	—	(3,591,493)
Transfers	(32,191)	—	—	32,191	—	—	—
Balance at March 31, 2022	$112,797,320	$407,427	$44,028	$43,695,382	$319,057	$7,947,998	$165,211,212

	Units

	Class A	Class A2	Class A3	Class B	Class I	Class R
Three Months Ended March 31, 2023

Balance at December 31, 2022	23,487.0847	292.2072	—	5,635.1789	256.4767	6,424.1565
Subscriptions	46.0755	—	—	10.4628	—	—
Redemptions	(760.7261)	—	—	(94.9885)	(9.3117)	(100.3275)
Transfers	(27.9798)	—	—	16.9078	—	—
Balance at March 31, 2023	22,744.4543	292.2072	0.0000	5,567.5610	247.1650	6,323.8290

Three Months Ended March 31, 2022

Balance at December 31, 2021	25,762.1732	340.7072	38.0000	6,103.5404	256.4767	6,505.3148
Subscriptions	8.5136	—	—	—	—	—
Redemptions	(619.2722)	—	—	(134.4111)	—	(0.0001)
Transfers	(7.9845)	—	—	4.9119	—	—
Balance at March 31, 2022	25,143.4301	340.7072	38.0000	5,974.0412	256.4767	6,505.3147

	Net Asset Value per Unit

	Class A	Class A2	Class A3	Class B	Class I	Class R

March 31, 2023	$4,125.32	$1,115.03	$—	$6,847.10	$1,175.57	$1,146.01
December 31, 2022	4,372.11	1,177.64	—	7,224.40	1,237.43	1,208.56
March 31, 2022	4,486.15	1,195.83	1158.65	7,314.21	1,244.00	1,221.77
December 31, 2021	4,046.32	1,074.85	1041.81	6,567.70	1,114.41	1,096.53

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership
Notes to Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Description of the Fund

Futures Portfolio Fund, Limited Partnership (“Fund”) is a Maryland limited partnership, which operates as a commodity investment pool that commenced trading operations on January 2, 1990. The Fund issues units of limited partner interests (“Units”) in five classes, Class A, A2, B, I and R, which represent units of fractional undivided beneficial interest in and ownership of the Fund. The Fund no longer offers Class A3 units and there have been no outstanding Class A3 units since June 30, 2022.

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

The five classes of Units in the Fund differ only in the fees applicable to each class. Class A Units are subject to a 2% per annum selling agent fee. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class B Units are subject to a 0.2% per annum broker dealer servicing fee. Class I Units are subject to higher minimum investments requirements and lower General Partner management fees (0.75% per annum instead of 1.50% per annum) as well as a General Partner performance fee (7.5% of new profits, described more fully in Footnote 4). Class R Units do not pay selling compensation or servicing fees to selling agents and are generally intended for clients of registered investment advisors.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended March 31, 2023 and year ended December 31, 2022, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through March 31, 2023. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for the current and prior three years.

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

Reclassification

Certain amounts reported in the 2022 financial statements may have been reclassified to conform to the 2023 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

New Accounting Pronouncements

There are no relevant new accounting pronouncements to note for this period.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At March 31, 2023
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$846,133	$—	$—	$846,133
Net unrealized gain (loss) on open forward currency contracts*	—	(348,010)	—	(348,010)
Net unrealized gain (loss) on swap contracts	—	134	—	134
Cash and cash equivalents:
Money market funds	1,096,343	—	—	1,096,343
Investment in private investment company			3,421,361	3,421,361
Investment in securities:
U.S. Treasury securities*	17,757,534	—	—	17,757,534
Asset backed securities*	—	8,205,573	—	8,205,573
Commercial paper*	—	14,367,368	—	14,367,368
Corporate notes*	—	49,526,042	—	49,526,042
Exchange membership	—	136,250	—	136,250
Total	$19,700,010	$71,887,357	$3,421,361	$95,008,728

*	See the condensed schedule of investments for further description.

At December 31, 2022
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$2,399,627	$—	$—	$2,399,627
Net unrealized gain (loss) on open forward currency contracts*	—	29,573	—	29,573
Net unrealized gain (loss) on swap contracts*	—	1,039	—	1,039
Cash and cash equivalents:				—
Money market funds	4,180,245	—	—	4,180,245
Investment in private investment company	—	—	3,296,431	3,296,431
Investment in securities:
U.S. Treasury securities*	14,850,974	—	—	14,850,974
Asset backed securities*	—	8,079,885	—	8,079,885
Commercial paper*	—	19,154,981	—	19,154,981
Corporate notes*	—	53,994,676	—	53,994,676
Exchange membership	—	187,000	—	187,000
Total	$21,430,846	$81,447,154	$3,296,431	$106,174,431

*	See the condensed schedule of investments for further description.

There were no Level 3 holdings at March 31, 2023 and December 31, 2022, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At March 31, 2023, the Fund’s derivative contracts had the following impact on the statement of financial condition:

March 31, 2023
	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,599,652	$(728,404)	$871,248
Currencies	541,009	(421,810)	119,199
Energy	462,981	(482,773)	(19,792)
Equity indices	1,618,723	(577,537)	1,041,186
Interest rate instruments	819,065	(2,151,041)	(1,331,976)
Metals	2,856,565	(2,690,297)	166,268
Net unrealized gain (loss) on open futures contracts	$7,897,995	$(7,051,862)	$846,133

Net unrealized gain (loss) on open forward currency contracts	$1,811,538	$(2,159,548)	$(348,010)

Net unrealized gain (loss) on swap contract	$134	$—	$134

At March 31, 2023, there were 9,771 open futures contracts, 3,159 open forward currency contracts and 197 open swap contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at March 31, 2023 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Liabilities in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank, AG	$(23,436)	$—	$—	$(23,436)
Deutsche Bank Securities, Inc	935,262	—	—	935,262
Goldman Sachs & Co. LLC	(47,282)	—	—	(47,282)
SG Americas Securities, LLC	(366,287)	—	—	(366,287)
Total	$498,257	$—	$—	$498,257

For the three months ended March 31, 2023, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended March 31, 2023
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$296,701	$170,268
Currencies	397,629	(258,412)
Energy	(921,175)	(1,174,500)
Equity indices	(942,698)	2,365,005
Interest rate instruments	(1,574,788)	(2,936,009)
Metals	(1,406,118)	280,154
Total futures contracts	(4,150,449)	(1,553,494)

Forward currency contracts	(64,810)	(377,583)

Swap contracts	(1,121,390)	(905)

Total futures and forward currency	$(5,336,649)	$(1,931,982)

For the three months ended March 31, 2023, the number of futures contracts closed was 126,918, the number of forward currency contracts closed was 65,590 and the number of swap contracts closed was 4,485.

At December 31, 2022, the Fund’s derivative contracts had the following impact on the statements of financial condition:

December 31, 2022
	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,179,782	$(478,801)	$700,981
Currencies	751,210	(373,598)	377,612
Energy	1,331,889	(177,182)	1,154,707
Equity indices	334,088	(1,657,907)	(1,323,819)
Interest rate instruments	3,320,907	(1,716,875)	1,604,032
Metals	3,703,358	(3,817,244)	(113,886)
Net unrealized gain (loss) on open futures contracts	$10,621,234	$(8,221,607)	$2,399,627

Net unrealized gain (loss) on open forward currency contracts	$2,172,854	$(2,143,281)	$29,573

Net unrealized gain (loss) on swap contracts	$1,072	$(33)	$1,039

At December 31, 2022, there were 10,015 open futures contracts, 2,961 open forward currency contracts and 215 open swap contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2022 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank, AG	$(197,217)	$—	$—	$(197,217)
Deutsche Bank Securities, Inc	1,649,230	—	—	1,649,230
SG Americas Securities, LLC	429,851	—	—	429,851
Goldman Sachs & Co. LLC	548,375	—	—	548,375
Total	$2,430,239	$—	$—	$2,430,239

For the three months ended March 31, 2022, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended March 31, 2022
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$2,697,973	$414,075
Currencies	(601,153)	266,950
Energy	15,393,888	(116,436)
Equity indices	(4,424,279)	322,591
Interest rate instruments	(523,134)	3,756,681
Metals	125,383	1,317,996
Total futures contracts	12,668,678	5,961,857

Forward currency contracts	2,352,445	546,016

Net open futures options contracts	(508,190)	—

Swap contracts	167,931	(270,780)

Total futures and forward currency	$14,680,864	$6,237,093

For the three months ended March 31, 2022, the number of futures contracts closed was 137,711, the number of futures options contract closed was 730, the number of forward currency contracts closed was 71,354 and the number of swap contracts closed was 242.

4.	General Partner

The General Partner does not maintain a capital balance in the Fund. Pursuant to the terms of the Partnership Agreement, each year the General Partner receives from the Fund 1% of any net income earned by the Fund. Conversely, the General Partner pays to the Fund 1% of any net loss incurred by the Fund. Such amounts are reflected as General Partner 1% allocation receivable or payable in the statements of financial condition and as General Partner 1% allocation in the statements of operations. The majority shareholder of the General Partner did not have an investment in the Fund at March 31, 2023.

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

Principal Global Investors, LLC serves as the cash manager for the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.14% and 0.13% of the investments in securities and certificates of deposit as of the period ended March 31, 2023 and 2022, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund maintains assets, including cash, equity in futures and forward currency contracts, and investments in securities, with brokers, subject to CFTC regulations and various exchange and broker requirements. At March 31, 2023 and December 31, 2022, the Fund had assets totaling $44,327,610 and $43,443,032, respectively, with brokers and margin deposit requirements of $22,547,091 and $23,742,431, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A, A2, B and R units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, A2, B, I or R interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted.

The Fund is not required to make distributions but may do so at the sole discretion of the General Partner. A limited partner may request and receive redemption of Class A, A2, B, I or R Units owned at the end of any month, subject to five business days’ prior written notice to the General Partner, and in certain circumstances, restrictions in the Partnership Agreement.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at March 31, 2023,

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$17,757,534	$11,972,366	$42,804,087	$8,205,573	$80,739,560	57.74%
Ireland	—	1,197,156	—	—	1,197,156	0.86%
United Kingdom	—	1,197,846	3,738,725	—	4,936,571	3.53%
Finland	—	—	2,983,230	—	2,983,230	2.13%
Total	$17,757,534	$14,367,368	$49,526,042	$8,205,573	$89,856,517	64.26%

The following table presents the exposure at December 31, 2022,

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$14,850,974	$13,170,309	$47,298,757	$8,079,885	$83,399,925	54.93%
Ireland	—	3,586,779	—	—	3,586,779	2.36%
United Kingdom	—	1,198,343	3,745,827	—	4,944,170	3.26%
Finland	—	—	2,950,092	—	2,950,092	1.94%
Australia	—	1,199,550	—	—	1,199,550	0.79%
Total	$14,850,974	$19,154,981	$53,994,676	$8,079,885	$96,080,516	63.28%

9.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at March 31, 2023, the statements of operations, the statements of cash flows, and statement of changes in partners’ capital (net asset value) for the three months ended March 31, 2023 and 2022, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at March 31, 2023, results of operations, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2023 and 2022. The results of operations for the three months ended March 31, 2023 and 2022 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three months ended March 31, 2023 and 2022, assuming the unit was outstanding throughout the entire period:

	Three Months Ended March 31, 2023
	Class A	Class A2	Class A3†	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,372.11	$1,177.64	$—	$7,224.40	$1,237.43	$1,208.56

Net realized and change in unrealized gain (loss) on investments (1)	(221.58)	(59.91)	—	(367.63)	(63.11)	(61.51)
Net investment income (loss) (1)	(25.21)	(2.70)	—	(9.67)	1.25	(1.04)
Total income (loss) from operations	(246.79)	(62.61)	—	(377.30)	(61.86)	(62.55)

Net asset value per unit, end of period	$4,125.32	$1,115.03	$—	$6,847.10	$1,175.57	$1,146.01

Total return (4)	(5.64)%	(5.32)%	0.00%	(5.22)%	(5.00)%	(5.18)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)	5.49%	4.05%	0.00%	3.66%	2.72%	3.46%
General Partner 1% allocation	(0.06)%	(0.05)%	0.00%	(0.05)%	(0.05)%	(0.05)%
Net total expenses	5.43%	4.00%	0.00%	3.61%	2.67%	3.41%

Net investment income (loss) (2) (3) (5)	(2.57)%	(1.15)%	0.00%	(0.75)%	0.20%	(0.56)%

	Three Months Ended March 31, 2022
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per Unit, beginning of period	$4,046.32	$1,074.85	$1,041.81	$6,567.70	$1,114.41	$1,096.53

Net realized and change in unrealized gain (loss) on investments (1)	564.85	150.24	145.60	918.46	156.08	153.41
Net investment income (loss)	(125.02)	(29.26)	(28.76)	(171.95)	(26.49)	(28.17)
Total income (loss) from operations	439.83	120.98	116.84	746.51	129.59	125.24

Net asset value per unit, end of period	$4,486.15	$1,195.83	$1,158.65	$7,314.21	$1,244.00	$1,221.77

Total return (4)	10.87%	11.26%	11.22%	11.37%	11.63%	11.42%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)	12.03%	10.57%	10.72%	10.16%	9.20%	9.96%
General Partner 1% allocation	0.11%	0.11%	0.11%	0.11%	0.11%	0.11%
Net total expenses	12.14%	10.68%	10.83%	10.27%	9.31%	10.07%

Net investment income (loss) (2) (3) (5)	(11.57)%	(10.11)%	(10.26)%	(9.70)%	(8.74)%	(9.50)%

Total returns are calculated based on the change in value of a Class A, Class A2, Class A3, Class B, Class I or Class R Unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

†	Class A3 units were fully redeemed on July 1, 2022.

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

(3)	Ratios have been annualized.

(4)	Ratios have not been annualized.

(5)	Ratio excludes General Partner 1% allocation.

12.	Subsequent Events

Subsequent to quarter end, there were $821,000 of contributions and $3,533,903 of redemptions from the Fund.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of March 31, 2023 and first quarter 2023 gross performance contribution by sector was as follows:

Risk Allocation	Net Position	Sector	Gross Performance Contribution
14%	Long	Agriculture	0.24%
12%	Long	Energy	(1.68)%
6%	Short	Metals	(0.75)%
30%	Long USD	Currencies	(0.23)%
19%	Short	Equity indices	0.91%
19%	Short	Interest rates	(2.95)%

Through the first week in March, the Fund’s trading advisers capitalized on the strong downward trend in global fixed income prices/rising yields; entering March with sizable gains from short positioning in this sector. These gains quickly evaporated, however, as bond yields collapsed. Though exposure shifted in response, given the magnitude and suddenness of the March reversal (the ~100 basis point decline over three days in the U.S. 2-Year Treasury yield was the largest drop since 1987), the Fund experienced losses. By the end of March, what had been the largest contributing asset class to the Fund’s performance through the end of February, had become the largest detractor for the quarter as a whole. The largest losses in March when the reversal took place were from short positions in the 2- and 5-year U.S. Treasuries along with the 3-Month SOFR (Secured Overnight Financing Rate).

Trading in commodities was the second largest detractor to Fund performance as losses in energy and, to a lesser extent, metals, more than offset modest gains in agricultural markets. In energy trading, losses in brent and West Texas Intermediate crude overshadowed gains made from bearish positioning in natural gas where prices continued to crater. In metals, trading in gold and silver drove the losses despite some recovery in March from bullish positioning. In agricultural markets, long sugar and short wheat positions were notable contributors.

Currency trading was a modest detractor to Fund performance as losses in March overwhelmed what had been a small year-to-date gain heading into the final month of the quarter. The Fund was primarily long USD during the quarter and was hurt by its relative weakness versus other currencies. The largest winner was trading in the Mexican Peso as strong appreciation versus the USD benefited the Fund’s bullish posture. Notable detractors included trading in the Euro along with the Australian and Canadian dollars.

Trading in equity indices was profitable during the quarter, though some gains were given up in March. Overall, long positioning in Europe drove the gains while trading in the U.S. proved more challenging. Higher equity prices in Europe benefitted bullish positions, particularly in the EURO STOXX 50, the German DAX, and the French CAC 40. In the U.S., exposure was more mixed and the Fund was hurt early in the quarter by a short position in the NASDAQ.

Positioning in commodity markets ended the quarter mixed with long metals exposure, agricultural markets largely flat, and energy exposure slightly short. Currencies finished the period mixed with long positions in Europe and Emerging Markets while Asia Pacific was short versus the USD. After being significantly short for much of the quarter, fixed income exposure was slashed during the banking meltdown and finished near flat (slightly short) at the end of March. Equity positioning ended the quarter long.

The portfolio’s positions tend to evolve dynamically based on tactical opportunities perceived by the Fund’s systematic trading programs. Should macroeconomic trends change course, we would expect the portfolio’s exposures to adapt accordingly.

Results of Operations

The returns for each Class of Units for the three months ended March 31, 2023 and 2022 were:

Class of Units	2023	2022
Class A	(5.64)%	10.87%
Class A2	(5.32)%	11.26%
Class A3	0.00%	11.22%
Class B	(5.22)%	11.37%
Class I	(5.00)%	11.63%
Class R	(5.18)%	11.42%

Results from past periods are not necessarily indicative of results that may be expected for any future period. Monthly analysis of the trading gains and losses is provided below.

2023

January

Risk markets rebounded to start the new year, with the S&P 500 Index rising +6.28%. Investor confidence was sparked by hopes of a slowdown in the Federal Reserve’s interest rate hike campaign and optimism that a “hard landing” can be avoided. Bonds also rallied during the period, moving in tandem with equities, up +3.08%, after capping off the Bloomberg U.S. Aggregate Bond Index’s worst year since its inception in 1980. The U.S. Dollar, which had seen gains for much of 2022, continued its slide from its fourth quarter weakness, down over -1.3% in January.

Futures Portfolio Fund (the “Fund”) fell modestly in January as low volatility provided limited trading opportunities for the Fund’s managers. While a majority of the Fund’s sectors detracted from performance, the Fund was profitable in equity index and energy trading. Despite the negative performance, this month highlighted the Fund’s ability to be sizably invested in different themes, which has helped provide a positive return versus the losses sustained by major bond and equity indices in 2022. The Fund finished with a net loss of (0.93)%, (0.81)%, (0.78)%, (0.70)% and (0.76)% for Class A, A2, B, I, and R Units, respectively.

February

After a brief recovery in January, the S&P 500 Index resumed its downward trend in February, losing -2.44% and dropping its year-to-date return to +3.69%. At the same time, bonds again failed to protect investor capital, selling off -2.59% and leaving the Bloomberg U.S. Aggregate Bond Index up just +0.41% YTD. Negatively impacting equity and fixed income markets was a concern that elevated inflation would last longer than expected and therefore prevent the Federal Reserve from cutting interest rates. The U.S. Dollar, which slid in the fourth quarter of 2022, rebounded in February, up +2.72%. The strength in the Dollar, however, proved to be a headwind for commodities, as the Bloomberg Commodity TR USD Index fell -4.70% during the period.

Futures Portfolio Fund’s (the “Fund”) positive return in February was overwhelmingly driven by short bond positioning and, to a lesser extent, long U.S. Dollar positioning. While energy, metals, and equity trading were modest detractors, the strong month highlighted the Fund’s ability to be sizably invested in different themes, helping to provide positive returns against the losses suffered by major bond and equity indices. The Fund finished with a net gain of 2.35%, 2.47%, 2.50%, 2.58% and 2.52% for Class A, A2, B, I, and R Units, respectively.

March

Amid heightened volatility related to stress in the banking sector, stocks and bonds both recovered some of February’s losses in the month of March, with the S&P 500 Index up +7.50% YTD and the Bloomberg U.S. Aggregate Bond Index up +2.96%. Positively impacting both equity and fixed income markets was optimism surrounding a possible pause in rate hikes by the Federal Reserve. As a result, the short end of the U.S. Treasury yield curve (2-year Treasury) experienced its largest move since 1987.

Futures Portfolio Fund (the “Fund”) fell in March, as the short fixed income trend, which had heavily contributed year-to-date and in 2022, sharply reversed course. While a majority of other sectors detracted, the Fund’s managers were able to adjust for heightened market volatility and adjust position sizing accordingly. March performance was overwhelmingly driven by the aforementioned short bond positioning. This nimble approach, inherent in managing risk, allowed the Fund to mitigate losses. The Fund finished with a net loss of (6.95)%, (6.84)%, (6.81)%, (6.74)% and (6.79)% for Class A, A2, A3, B, I, and R Units, respectively.

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

Value at Risk as calculated herein may not be comparable to similarly titled measures used by others

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at March 31, 2023 and December 31, 2022. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	March 31, 2023		December 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$1,102,241	0.78%	$1,247,500	0.82%
Currencies	2,313,127	1.64%	2,025,743	1.33%
Energy	934,886	0.66%	1,309,753	0.86%
Equity indices	1,418,106	1.00%	1,223,518	0.80%
Interest rate instruments	1,407,716	1.00%	1,892,102	1.24%
Metals	418,300	0.30%	600,326	0.39%
Total	$7,594,376	5.38%	$8,298,942	5.44%

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

The following were the primary trading risk exposures of the Fund as of March 31, 2023, by market sector.

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

The following were the only non-trading risk exposures of the Fund as of March 31, 2023.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from risk factors disclosed in the Fund’s Form 10-K for year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended March 31, 2023. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended March 31, 2023 were as follows:

	January	February	March	Total
A Units
Units redeemed	(276.9116)	(128.1804)	(355.6341)	(760.7261)
Average net asset value per unit	$4,331.67	$4,433.36	$4,125.32	$4,252.34

A2 Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

A3 Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

B Units
Units redeemed	(19.1714)	(58.7653)	(17.0519)	(94.9886)
Average net asset value per unit	$7,168.23	$7,347.43	$6,847.10	$7,221.45

I Units
Units redeemed	—	—	(9.3117)	(9.3117)
Average net asset value per unit	$—	$—	$1,175.57	$1,175.57

R Units
Units redeemed	—	(100.3276)	—	(100.3276)
Average net asset value per unit	$—	$1,229.55	$—	$1,229.55

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibit

The following exhibits are filed herewith of incorporated by reference.

Exhibit No,	Description of Exhibit

1,1(a)	Form of Selling Agreement

3,1(a)	Maryland Certificate of Limited Partnership

4,1(a)	Limited Partnership Agreement

10,1(a)	Form of Subscription Agreement

31,01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31,02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32,01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32,02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement (File no, 000-50728) filed on April 29, 2004 on Form 10 under the 1934 Act, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Dated: May 15, 2023	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, LLC
General Partner

	By:	/s/ Kevin M, Kinzie
	Name:	Kevin M. Kinzie
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Jon C, Essen
	Name:	Jon C. Essen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)