Form 10-Q
period 2023-06-30
FUTURES PORTFOLIO FUND L.P.
filed 2023-08-14
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Statements of Financial Condition

June 30, 2023 (Unaudited) and December 31, 2022

	June 30,
	2023	December 31,
	(Unaudited)	2022
Assets
Equity in broker trading accounts
Cash	$43,532,055	$41,012,793
Net unrealized gain (loss) on open futures contracts	4,891,593	2,399,627
Net unrealized gain (loss) on open forward currency contracts	804,657	29,573
Net unrealized gain (loss) on swap contracts	—	1,039
Total equity in broker trading accounts	49,228,305	43,443,032
Cash and cash equivalents	9,628,074	10,838,660
Investment in private investment company, at fair value (cost$ 1,657,000 and $1,140,000)	2,589,183	3,296,431
Investment in securities, at fair value (cost $81,655,914 and $98,382,987)	79,988,561	96,080,516
General Partner 1% allocation receivable	11,524	—
Exchange membership, at fair value (cost $189,000 and $189,000)	133,500	187,000
Dividend receivable	(6,357)	21,237
Total assets	$141,572,790	$153,866,876

Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$163,752	$186,021
Trading Advisor incentive fees payable	426,397	354,828
Commissions and other trading fees payable on open contracts	22,435	20,941
Cash Managers fees payable	26,205	30,471
General Partner management and performance fees payable	175,610	190,906
General Partner 1% allocation payable	—	138,536
Selling Agent payable - General Partner	155,433	172,558
Broker dealer servicing fees payable - General Partner	6,556	6,831
Administrative fee payable - General Partner	51,621	56,160
Interest payable	—	21,369
Redemption payable	1,660,465	701,837
Subscriptions received in advance	—	162,000
Total liabilities	2,688,474	2,042,458

Partners' Capital (Net Asset Value)
Class A Interests – 21,166.5856 and 23,487.0847 units
outstanding at June 30, 2023 and December 31, 2022, respectively	91,677,901	102,688,170
Class A2 Interests – 94.7752 and 292.2072 units
outstanding at June 30, 2023 and December 31, 2022, respectively	111,336	344,113
Class B Interests – 5,420.3937 and 5,635.1789 units
outstanding at June 30, 2023 and December 31, 2022, respectively	39,141,109	40,710,762
Class I Interests – 247.1650 and 256.4767 units
outstanding at June 30, 2023 and December 31, 2022, respectively	307,151	317,372
Class R Interests – 6,323.8288 and 6,424.1565 units
outstanding at June 30, 2023 and December 31, 2022, respectively	7,646,819	7,764,001
Total partners' capital (net asset value)	138,884,316	151,824,418

Total liabilities and partners' capital (net asset value)	$141,572,790	$153,866,876

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

June 30, 2023 (Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$2,500,000	12/31/23	U.S. Treasury	0.75%	2,444,192	1.76%
1,000,000	3/31/24	U.S. Treasury	2.25%	982,062	0.71%
5,000,000	4/15/24	U.S. Treasury	0.38%	4,809,413	3.46%
1,000,000	6/30/24	U.S. Treasury	2.00%	967,086	0.70%
2,000,000	4/30/25	U.S. Treasury	3.88%	1,974,307	1.41%
2,000,000	5/31/25	U.S. Treasury	4.25%	1,982,199	1.43%
2,500,000	11/15/25	U.S. Treasury	4.50%	2,501,478	1.80%
2,500,000	4/15/26	U.S. Treasury	3.75%	2,466,989	1.78%
Total U.S. Treasury securities (cost: $18,225,455)				18,127,726	13.05%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$800,000	7/6/23	Analog Devices, Inc.	4.29%	$799,428	0.58%
Banks
800,000	7/5/23	Mizuho Bank	4.20%	799,533	0.58%
800,000	8/7/23	Rabobank Nederland	5.16%	795,642	0.57%
Diversified financial services
800,000	7/7/23	DCAT, LLC	4.49%	799,301	0.57%
900,000	7/20/23	Sheffield Receivables Company LLC	5.00%	897,502	0.64%
900,000	8/1/23	Liberty Street Funding LLC	5.06%	895,955	0.65%
800,000	8/3/23	Manhattan Asset Funding Company LLC	5.05%	796,187	0.56%
900,000	8/8/23	Nieuw Amsterdam Receivables Corporation B.V.	5.14%	894,984	0.64%
Food
800,000	7/14/23	HSBC USA Inc.	4.92%	798,469	0.57%
Insurance
800,000	7/10/23	Pacific Life Short Term Funding LLC	4.73%	798,950	0.59%
Manufacturing
800,000	7/17/23	Mercedes-Benz Finance North America LLC	4.88%	798,155	0.57%
Beverages
800,000	7/19/23	Brown-Forman Corporation	4.93%	797,920	0.58%
Energy
900,000	7/18/23	Berkshire Hathaway Energy Company	5.01%	897,748	0.65%

Total U.S. commercial paper (cost: $10,745,829)				10,769,774	7.75%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2023 (Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
800,000	7/10/23	Barclays Bank PLC	4.81%	798,932	0.58%
Diversified financial services
800,000	7/12/23	Experian Finance plc	4.80%	798,719	0.58%
Manufacturing
900,000	7/27/23	Reckitt Benckiser Treasury Services plc	5.15%	896,523	0.64%
Total foreign commercial paper (cost: $2,486,317)				2,494,174	1.80%
Total commercial paper (cost: $13,232,146)				13,263,948	9.55%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
1,600,000	8/16/23	Raytheon Technologies Corporation	3.65%	1,618,338	1.17%
Automotive
4,000,000	6/14/24	NVIDIA Corporation	0.58%	3,822,271	2.76%
3,000,000	5/1/25	Boeing Company	4.88%	2,980,521	2.15%
Banks
3,500,000	1/26/26	Keybank National Association	4.70%	3,341,160	2.41%
4,000,000	12/5/24	JPMorgan Chase & Co.	4.02%	3,976,450	2.86%
2,000,000	7/23/24	Bank of America Corporation	3.86%	2,032,069	1.46%
2,000,000	12/6/24	Truist Bank	2.15%	1,889,818	1.36%
3,750,000	1/24/24	Wells Fargo & Company	3.75%	3,770,131	2.71%
Diversified financial services
4,000,000	1/8/24	Athene Global Funding	0.95%	3,888,669	2.80%
2,700,000	4/1/24	Brookfield Finance LLC	4.00%	2,689,781	1.94%
600,000	12/7/23	The Bank of New York Mellon Corporation	0.35%	587,184	0.42%
Machinery
2,000,000	1/10/25	John Deere Capital Corp Fxd	1.25%	1,894,107	1.36%
Media
3,000,000	3/15/24	WarnerMedia Holdings, Inc.	3.43%	2,976,863	2.14%
Telecommunications
1,500,000	3/22/24	Verizon Communications Inc.	0.75%	1,450,592	1.04%
Total U.S. corporate notes (cost: $38,356,324)				36,917,954	26.58%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2023 (Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Diversified financial services
$4,000,000	1/13/25	UBS AG	1.38%	$3,739,151	2.69%
Total foreign corporate notes (cost: $3,931,400)				3,739,151	2.69%
Total corporate notes (cost: $42,287,724)				40,657,105	29.27%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$87,272	4/22/24	Santander Retail Auto Lease Trust 2020-B_1	0.57%	87,049	0.06%
458,861	8/15/24	Nissan Auto Lease Trust 2022-A	5.75%	460,031	0.33%
265,000	12/20/24	Santander Retail Auto Lease Trust 2020-B_2	0.65%	262,507	0.19%
365,813	12/26/24	Bmw Vehicle Lease Trust 2021-2	0.33%	361,355	0.26%
22,545	6/9/25	Carvana Auto Receivables Trust, Series 2020-P1	0.44%	22,472	0.02%
53,730	6/18/25	Americredit Automobile Receivables Trust 2020-3	0.53%	53,536	0.04%
118,000	10/15/25	Toyota Auto Receivables 2020-C Owner Trust	0.57%	114,089	0.08%
214,362	1/15/26	Santander Drive Auto Receivables Trust 2022-7	5.81%	214,864	0.15%
59,522	2/17/26	Carmax Auto Owner Trust 2021-2	0.52%	57,443	0.04%
198,000	6/15/26	Santander Consumer Auto Receivables Trust 2021-A	0.48%	188,187	0.14%
747,509	6/15/26	CarMax Auto Owner Trust 2021-3	0.55%	717,202	0.52%
400,000	9/15/26	Capital One Prime Auto Receivables Trust 2021-1	0.77%	382,188	0.28%
475,000	1/15/30	Ford Credit Auto Owner Trust 2018-Rev2	3.47%	475,632	0.34%
395,000	7/15/30	Ford Credit Auto Owner Trust 2019-Rev1	3.52%	390,620	0.28%
575,000	11/25/31	Toyota Auto Loan Extended Note Trust 2019-1	2.56%	557,173	0.40%
916,957	4/15/33	Chesapeake Funding II LLC - 2018 - 2	0.47%	884,002	0.63%
Credit cards
281,000	12/15/23	BA Credit Card Trust	0.34%	274,475	0.20%
Equipment
120,088	5/22/26	Dell Equipment Finance Trust 2021-1	0.43%	119,190	0.09%
575,000	1/21/25	Dllst 2022-1 Llc	3.40%	565,662	0.41%
771,548	6/13/28	MMAF Equipment Finance LLC 2021-A	0.56%	723,873	0.51%
645,020	3/14/29	CCG Receivables Trust 2021-2	0.54%	620,188	0.45%
263,710	9/20/29	HPEFS Equipment Trust 2022-2	3.18%	261,665	0.19%
147,771	4/21/25	Verizon Owner Trust 2020-C	0.41%	146,379	0.11%
Total U.S. asset backed securities (cost: $7,910,589)				7,939,782	5.72%
Total investments in securities (cost: $81,655,914)				$79,988,561	57.59%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2023 (Unaudited)

OPEN FUTURES CONTRACTS(2)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Long U.S. Futures Contracts
Agricultural commodities	$218,106	0.16%
Currencies	207,017	0.15%
Energy	114,419	0.08%
Equity indices	231,048	0.17%
Interest rate instruments	(29,766)	(0.02)%
Metals	(2,000,701)	(1.45)%
Net unrealized gain (loss) on open long U.S. futures contracts	(1,259,877)	(0.91)%

Short U.S. Futures Contracts
Agricultural commodities	182,742	0.13%
Currencies	266,245	0.19%
Energy	(216,019)	(0.16)%
Equity indices	(137,715)	(0.10)%
Interest rate instruments	1,396,093	1.01%
Metals	2,004,957	1.45%
Net unrealized gain (loss) on open short U.S. futures contracts	3,496,303	2.52%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	2,236,426	1.61%

Long Foreign Futures Contracts
Agricultural commodities	268,044	0.19%
Currencies	651,262	0.47%
Energy	2,981	0.00%
Equity indices	557,208	0.40%
Interest rate instruments	(116,893)	(0.08)%
Metals	16,674	0.01%
Net unrealized gain (loss) on open long foreign futures contracts	1,379,276	0.99%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2023 (Unaudited)

OPEN FUTURES CONTRACTS(2) (continued)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
Short Foreign Futures Contracts
Agricultural commodities	(166,543)	(0.12)%
Currencies	(47,486)	(0.03)%
Energy	65,875	0.05%
Equity indices	42,363	0.03%
Interest rate instruments	1,381,682	0.99%
Net unrealized gain (loss) on open short foreign futures contracts	1,275,891	0.92%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	2,655,167	1.91%

Net unrealized gain (loss) on open futures contracts	$4,891,593	3.52%

OPEN FORWARD CURRENCY CONTRACTS(2)

U.S. Forward Currency Contracts
Long	$136,342	0.09%
Short	50,557	0.04%
Net unrealized gain (loss) on open U.S. forward currency contracts	186,899	0.13%

Foreign Forward Currency Contracts
Long	740,961	0.53%
Short	(123,203)	(0.09)%
Net unrealized gain (loss) on open foreign forward currency contracts	617,758	0.44%

Net unrealized gain (loss) on open forward currency contracts	$804,657	0.57%

TOTAL RETURN SWAP CONTRACTS
Long	$—	0.00%

INVESTMENT IN PRIVATE INVESTMENT COMPANIES(3)
Galaxy East Alpha (cost: $1,657,000)	$2,589,183	1.86%

[1]	Represents the annualized yield at date of purchase for discount securities or the stated coupon rate for coupon-bearing securities.
[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

[3]	Private investment company is a separate series that is part of the Galaxy Plus Managed Account Platform (Platform), which is sponsored by New Hyde Park Alternative Funds, LLC (Sponsor). Each series on the Platform invests in Master Fund that allocates assets to a Commodity Trading Advisor (“CTA”). The CTA of our master fund investment trades global commodities markets primarily through futures contracts. The CTA is paid a management fee of up to 1.00% and a 20% share of the trading profits which are included in the net asset value of the underlying investment. The Fund may redeem any portion of its investment on a daily basis. Any requested redemption will be satisfied within two days. There are no restrictions on liquidity for the Fund.

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

Futures Portfolio Fund, Limited Partnership

Statements of Operations

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on:
Futures, swaps and forward contracts	$4,018,789	$18,254,499	$(1,324,647)	$32,990,531
Investment in private investment company	—	—	—	1,480,463
Investments in securities	(64,490)	(384,041)	(154,943)	(386,090)
Net change in unrealized gain (loss) on:
Futures, swaps and forward contracts	5,197,993	(7,090,439)	3,266,011	(853,346)
Investment in private investment company	(832,178)	(33,083)	(1,224,248)	106,287
Investments in securities	33,492	(138,533)	535,829	(1,426,081)
Exchange membership	(2,750)	19,250	(53,500)	46,250
Brokerage commissions and trading expenses	(241,234)	(252,782)	(523,366)	(540,992)
Net realized and change in unrealized gain (loss) on investments	8,109,622	10,374,871	521,136	31,417,022

Net investment income (loss)
Income
Interest income (loss)	1,196,780	340,680	2,276,730	519,418

Expenses
Trading Advisor management fee	492,204	654,125	1,017,683	1,258,428
Trading Advisor incentive fee	430,905	1,911,965	433,547	4,380,317
Cash manager fees	30,359	32,795	63,307	65,858
General Partner management and performance fees	533,849	647,036	1,090,845	1,238,834
Selling agent fees – General Partner	475,271	588,997	977,406	1,131,352
Broker dealer servicing fees – General Partner	19,734	22,950	39,777	43,670
General Partner 1% allocation	71,637	66,633	(11,524)	234,458
Administrative expenses – General Partner	160,385	194,373	327,723	372,147
Total expenses	2,214,344	4,118,874	3,938,764	8,725,064
Net investment income (loss)	(1,017,564)	(3,778,194)	(1,662,034)	(8,205,646)
Net income (loss)	$7,092,058	$6,596,677	$(1,140,898)	$23,211,376

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Operations (continued)

For the Three and Six Months Ended June 30, 2023 and 2022 (unaudited)

	Three Months Ended June 30, 2023
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$205.94	$59.74	$—	$373.98	$67.13	$63.20
Net income (loss) per unit†	$212.79	$120.87	$—	$380.41	$67.13	$63.19

Weighted average number of units outstanding	21,564.8421	94.7737	—	5,456.3356	247.1650	6,323.8290

	Three Months Ended June 30, 2022
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$171.23	$49.96	$58.66	$313.14	$56.32	$52.94
Net income (loss) per unit†	$175.59	$49.96	$58.66	$318.98	$56.32	$53.16

Weighted average number of units outstanding	24,682.3696	340.7057	38.0000	5,907.1942	256.4767	6,486.0210

	Six Months Ended June 30, 2023
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(40.85)	$(2.87)	$—	$(3.32)	$5.27	$0.65
Net income (loss) per unit†	$(49.74)	$(32.95)	$—	$(4.28)	$2.89	$0.97

Weighted average number of units outstanding	22,462.3396	207.5920	—	5,541.3250	251.1558	6,352.4940

	Six Months Ended June 30, 2022
	Class A	Class A2	Class A3	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$611.06	$170.94	$175.50	$1,059.65	$185.91	$178.18
Net income (loss) per unit†	$619.05	$170.95	$175.50	$1,065.20	$185.91	$178.47

Weighted average number of units outstanding	25,163.5235	340.7057	38.0000	5,972.3428	256.4767	6,497.0459

†	(based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$(1,140,898)	$23,211,376
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures, swaps and forwards trading	(3,266,011)	853,346
Net realized and change in unrealized (gain) loss on private investment company and securities	843,362	225,421
Purchases of securities	(225,933,289)	(195,881,700)
Proceeds from disposition of private investment company and securities	241,889,130	203,102,460
Changes in
Exchange membership	53,500	(46,250)
Dividend and interest receivable	27,594	(15,009)
Trading Advisor management fee payable	(22,269)	37,242
Trading Advisor incentive fee payable	71,569	2,092,667
Commissions and other trading fees payable on open contracts	1,494	(6,797)
Cash Manager fees payable	(4,266)	(2,109)
General Partner management and performance fees payable	(15,296)	20,042
General Partner 1% allocation receivable/payable	(150,060)	126,687
Selling agent fees payable – General Partner	(17,125)	16,464
Broker dealer servicing fees payable – General Partner	(275)	830
Administrative fee payable – General Partner	(4,539)	6,148
Dividend and interest payable	(21,369)	(3,384)
Net cash provided by (used in) operating activities	12,311,252	33,737,434

Cash flows from financing activities
Subscriptions	1,216,000	185,000
Redemptions	(12,218,576)	(7,365,149)
Net cash provided by (used in) financing activities	(11,002,576)	(7,180,149)
Net increase (decrease) in cash and cash equivalents	1,308,676	26,557,285
Cash and cash equivalents, beginning of period	51,851,453	50,020,190
Cash and cash equivalents, end of period	$53,160,129	$76,577,475

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$43,532,055	$55,820,339
Cash and cash equivalents not in broker trading accounts	9,628,074	20,757,136
Total end of period cash and cash equivalents	$53,160,129	$76,577,475

Supplemental disclosure of cash flow information
Prior period redemptions paid	$701,837	$1,285,931
Prior period subscriptions received in advance	$162,000	$—

Supplemental schedule of non-cash financing activities
Redemptions payable	$1,660,465	$2,310,913

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

	Class A	Class A2	Class A3	Class B	Class I	Class R	Total
2023
Balance at December 31, 2022	$102,688,170	$344,113	$—	$40,710,762	$317,372	$7,764,001	$151,824,418
Net income (loss)	(5,705,972)	(18,295)	—	(2,099,372)	(15,866)	(393,451)	(8,232,956)
Subscriptions	202,000	—	—	75,000	—	—	277,000
Redemptions	(3,234,863)	—	—	(685,954)	(10,947)	(123,358)	(4,055,122)
Transfers	(121,199)	—	—	121,199	—	—	—
Balance at March 31, 2023	93,828,136	325,818	—	38,121,635	290,559	7,247,192	139,813,340
Net income (loss)	4,588,751	11,455	—	2,075,633	16,592	399,627	7,092,058
Subscriptions	549,000	—	—	552,000	—	—	1,101,000
Redemptions	(7,255,754)	(225,937.00)	—	(1,640,391)	—	—	(9,122,082)
Transfers	(32,232)	—	—	32,232	—	—	—
Balance at June 30, 2023	$91,677,901	$111,336	$—	$39,141,109	$307,151	$7,646,819	$138,884,316

2022
Balance at December 31, 2021	$104,241,918	$366,207	$39,588	$40,086,210	$285,819	$7,133,264	$152,153,006
Net income (loss)	11,243,570	41,220	4,440	4,477,497	33,238	814,734	16,614,699
Subscriptions	35,000	—	—	—	—	—	35,000
Redemptions	(2,690,977)	—	—	(900,516)	—	—	(3,591,493)
Transfers	(32,191)	—	—	32,191	—	—	—
Balance at March 31, 2022	112,797,320	407,427	44,028	43,695,382	319,057	7,947,998	165,211,212
Net income (loss)	4,333,931	17,022	2,230	1,884,258	14,444	344,792	6,596,677
Subscriptions	—	—	—	150,000	—	—	150,000
Redemptions	(3,507,541)	—	(46,258)	(1,219,839)	—	(25,000)	(4,798,638)
Transfers	(58,487)	—	—	58,487	—	—	—
Balance at June 30, 2022	$113,565,223	$424,449	$—	$44,568,288	$333,501	$8,267,790	$167,159,251

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Six Months Ended June 30, 2023 and 2022

(Unaudited)

Units

	Class A	Class A2	Class A3	Class B	Class I	Class R
2023
Balance at December 31, 2022	23,487.0847	292.2072	—	5,635.1789	256.4767	6,424.1565
Subscriptions	46.0755	—	—	10.4628	—	—
Redemptions	(760.7261)	—	—	(94.9886)	(9.3117)	(100.3277)
Transfers	(27.9798)	—	—	16.9078	—	—
Balance at March 31, 2023	22,744.4543	292.2072	—	5,567.5609	247.1650	6,323.8288
Subscriptions	129.6825	—	—	79.3225	—	—
Redemptions	(1,700.1095)	(197.4320)	—	(230.9533)	—	—
Transfers	(7.4417)	—	—	4.4636	—	—
Balance at June 30, 2023	21,166.5856	94.7752	—	5,420.3937	247.1650	6,323.8288

2022
Balance at December 31, 2021	25,762.1732	340.7072	38.0000	6,103.5404	256.4767	6,505.3148
Subscriptions	8.5136	—	—	—	—	—
Redemptions	(619.2722)	—	—	(134.4111)	—	(0.0001)
Transfers	(7.9845)	—	—	4.9119	—	—
Balance at March 31, 2022	25,143.4301	340.7072	38.0000	5,974.0412	256.4767	6,505.3147
Subscriptions	—	—	—	20.5080	—	—
Redemptions	(747.0429)	—	(38.0000)	(158.9329)	—	(19.2938)
Transfers	(12.4347)	—	—	7.6041	—	—
Balance at June 30, 2022	24,383.9525	340.7072	—	5,843.2204	256.4767	6,486.0209

Net Asset Value per Unit

	Class A	Class A2	Class A3	Class B	Class I	Class R
June 30, 2023	$4,331.26	$1,174.77	$—	$7,221.08	$1,242.70	$1,209.21
December 31, 2022	4,372.11	1,177.64	—	7,224.40	1,237.43	1,208.56
June 30, 2022	4,657.38	1,245.79	—	7,627.35	1,300.32	1,274.71
December 31, 2021	4,046.32	1,074.85	1,041.81	6,567.70	1,114.41	1,096.53

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended June 30, 2023 and year ended December 31, 2022, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through June 30, 2023. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for the current and prior three years.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

*See the condensed schedule of investments for further description.

At June 30, 2023
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$4,891,593	$—	$—	$4,891,593
Net unrealized gain (loss) on open forward currency contracts*	—	804,657	—	804,657
Cash and cash equivalents:
Money market funds	3,047,638	—	—	3,047,638
Investment in private investment company	—	—	2,589,183	2,589,183
Investment in securities:
U.S. Treasury securities*	18,127,726			18,127,726
Asset backed securities*	—	7,939,782	—	7,939,782
Commercial paper*	—	13,263,948	—	13,263,948
Corporate notes*	—	40,657,105	—	40,657,105
Exchange membership	—	133,500	—	133,500
Total	$26,066,957	$62,798,992	$2,589,183	$91,455,132

At December 31, 2022
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$2,399,627	$—	$—	$2,399,627
Net unrealized gain (loss) on open forward currency contracts*	—	29,573	—	29,573
Net unrealized gain (loss) on swap contracts*	—	1,039	—	1,039
Cash and cash equivalents:
Money market funds	4,180,245	—	—	4,180,245
Investment in private investment company	—	—	3,296,431	3,296,431
Investment in securities:
U.S. Treasury securities*	14,850,974	—	—	14,850,974
Asset backed securities*	—	8,079,885	—	8,079,885
Commercial paper*	—	19,154,981	—	19,154,981
Corporate notes*	—	53,994,676	—	53,994,676
Exchange membership	—	187,000	—	187,000
Total	$21,430,846	$81,447,154	$3,296,431	$106,174,431

*	See the condensed schedule of investments for further description.

There were no Level 3 holdings at June 30, 2023 and December 31, 2022, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At June 30, 2023, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,442,473	$(940,124)	$502,349
Currencies	1,217,200	(140,162)	1,077,038
Energy	342,573	(375,317)	(32,744)
Equity indices	1,224,415	(531,511)	692,904
Interest rate instruments	3,065,389	(434,273)	2,631,116
Metals	2,346,942	(2,326,012)	20,930
Net unrealized gain (loss) on open futures contracts	$9,638,992	$(4,747,399)	$4,891,593

Net unrealized gain (loss) on open forward currency contracts	$2,935,974	$(2,131,317)	$804,657

At June 30, 2023, there were 10,737 open futures contracts, 246 open swap contracts and 3,015 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at June 30, 2023 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank AG	$368,402	$—	$—	$368,402
Deutsche Bank Securities, Inc.	929,954	—	—	929,954
Goldman Sachs & Co. LLC	120,069	—	—	120,069
SG Americas Securities, LLC	4,277,825	—	—	4,277,825
Total	$5,696,250	$—	$—	$5,696,250

For the three and six months ended June 30, 2023, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$1,128,393	$(368,899)	$1,425,094	$(198,631)
Currencies	1,473,228	957,840	1,870,857	699,428
Energy	(1,763,306)	(12,950)	(21)	(1,187,450)
Equity indices	2,941,318	(348,284)	1,998,620	2,016,721
Interest rate instruments	(1,331,870)	3,963,091	(2,906,658)	1,027,082
Metals	(710,490)	(145,338)	(2,116,608)	134,816
Total futures contracts	1,737,273	4,045,460	(2,413,176)	2,491,966

Forward currency contracts	2,215,433	1,152,667	2,150,623	775,084

Swap contracts	75,873	(134)	(1,045,517)	(1,039)
Total futures, forward and swap contracts	$4,028,579	$5,197,993	$(1,308,070)	$3,266,011

For the three months ended June 30, 2023, the number of futures contracts closed was 97,589, the number of swap contracts closed was 3,821 and the number of forward currency contracts closed was 54,200. For the six months ended June 30, 2023, the number of futures contracts closed was 224,516, the number of swap contracts closed was 8,309 and the number of forward currency contracts closed was 123,790.

At December 31, 2022, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,179,782	$(478,801)	$700,981
Currencies	751,210	(373,598)	377,612
Energy	1,331,889	(177,182)	1,154,707
Equity indices	334,088	(1,657,907)	(1,323,819)
Interest rate instruments	3,320,907	(1,716,875)	1,604,032
Metals	3,703,358	(3,817,244)	(113,886)
Net unrealized gain (loss) on open futures contracts	$10,621,234	$(8,221,607)	$2,399,627

Net unrealized gain (loss) on open forward currency contracts	$2,172,854	$(2,143,281)	$29,573

Net unrealized gain (loss) on swap contracts	$1,072	$(33)	$1,039

At December 31, 2022, there were 10,015 open futures contracts, 2,961 open forward currency contracts and 215 open swap contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2022 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank, AG	$(197,217)	$—	$—	$(197,217)
Deutsche Bank Securities, Inc	1,649,230	—	—	1,649,230
SG Americas Securities, LLC	429,851	—	—	429,851
Goldman Sachs & Co. LLC	548,375	—	—	548,375
Total	$2,430,239	$—	$—	$2,430,239

For the three and six months ended June 30, 2022, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended June 30, 2022		Six Months Ended June 30, 2022
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(437,516)	$(1,430,226)	$2,260,457	$(1,016,151)
Currencies	1,304,641	23,236	703,488	290,186
Energy	5,154,408	(1,465,765)	20,548,296	(1,582,201)
Equity indices	(3,236,908)	(431,020)	(7,661,187)	(108,429)
Interest rate instruments	9,134,785	(2,102,011)	8,611,651	1,654,670
Metals	724,136	(1,085,593)	849,519	232,403
Total futures contracts	12,643,546	(6,491,379)	25,312,224	(529,522)

Forward currency contracts	5,085,352	(599,272)	7,437,797	(53,256)

Net open futures contracts	—	—	(508,190)	—

Swap contracts	492,285	212	660,364	(270,568)
	(126,563)	—	(435,238)	157,775
Total futures and forward contracts	$18,221,183	$(7,090,439)	$32,902,195	$(853,346)

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

The General Partner does not maintain a capital balance in the Fund. Pursuant to the terms of the Partnership Agreement, each year the General Partner receives from the Fund 1% of any net income earned by the Fund. Conversely, the General Partner pays to the Fund 1% of any net loss incurred by the Fund. Such amounts are reflected as General Partner 1% allocation receivable or payable in the statements of financial condition and as General Partner 1% allocation in the statements of operations. At June 30, 2023 and December 31, 2022, the majority shareholder of the General Partner did not have an investment balance in the Fund.

The following fees are paid to the General Partner:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears. The General Partner was paid management fees of $533,849 and $1,090,845 for the three-month and six-month periods ended June 30, 2023, respectively, and was paid $647,036 and $1,238,834 for the three-month and six-month periods ended June 30, 2022, respectively.
▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears. During 2022 and through the six-months ended June 30, 2023, the General Partner did not earn any General Partner performance fees.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner. Broker-dealer servicing fees were $19,734 and $39,777 for the three-month and six-month periods ended June 30, 2023, respectively, and were $22,950 and $43,670 for the three-month and six-month periods ended June 30, 2022, respectively.

▪	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the Fund, payable in arrears to the General Partner. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

5.	Trading Advisors and Cash Managers

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

Principal Global Investors, LLC serves as the cash manager for the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.14% and 0.14% of the investments in securities and certificates of deposit as of the period ended June 30, 2023 and 2022, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund maintains assets, including cash, equity in futures and forward currency contracts, and investments in securities, with brokers, subject to CFTC regulations and various exchange and broker requirements. At June 30, 2023 and December 31, 2022, the Fund had assets totaling $49,228,305 and $43,443,032, respectively, with brokers, which includes margin deposit requirements of $28,495,994 and $23,742,431, respectively.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at June 30, 2023.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners' Capital (Net Asset Value)
United States	$18,127,726	$10,769,774	$36,917,954	$7,939,782	$73,755,236	53.10%
United Kingdom	—	2,494,174	3,739,151	—	6,233,325	4.49%
Total	$18,127,726	$13,263,948	$40,657,105	$7,939,782	$79,988,561	57.59%

The following table presents the exposure at December 31, 2022.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners' Capital (Net Asset Value)
United States	$14,850,974	$13,170,309	$47,298,757	$8,079,885	$83,399,925	54.93%
Ireland	—	3,586,779	—	—	3,586,779	2.36%
United Kingdom	—	1,198,343	3,745,827	—	4,944,170	3.26%
Finland	—	—	2,950,092	—	2,950,092	1.94%
Australia	—	1,199,550	—	—	1,199,550	0.79%
Total	$14,850,974	$19,154,981	$53,994,676	$8,079,885	$96,080,516	63.28%

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

The statements of financial condition, including the condensed schedule of investments, at June 30, 2023, the statements of operations for the three and six months ended June 30, 2023 and 2022, the statements of cash flows and statement of changes in partners’ capital (net asset value) for the six months ended June 30, 2023 and 2022, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at June 30, 2023, results of operations, cash flows and changes in partners’ capital (net asset value) for the three and six months ended June 30, 2023 and 2022. The results of operations for the three and six months ended June 30, 2023 and 2022 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three and six months ended June 30, 2023 and 2022, assuming the unit was outstanding throughout the entire period:

	Three Months Ended June 30, 2023
	Class A	Class A2	Class A3†	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,125.32	$1,115.03	$—	$6,847.10	$1,175.57	$1,146.01

Net realized and change in unrealized gain (loss) on investments (1)	244.06	69.13	—	404.40	69.41	67.64
Net investment income (loss) (1)	(38.12)	(9.39)	—	(30.42)	(2.28)	(4.44)
Total income (loss) from operations	205.94	59.74	—	373.98	67.13	63.20

Net asset value per unit, end of period	$4,331.26	$1,174.77	$—	$7,221.08	$1,242.70	$1,209.21

Total return (4)	4.99%	5.36%	0.00%	5.46%	5.71%	5.51%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	6.82%	8.35%	0.00%	4.90%	3.89%	4.64%
General Partner 1% allocation	0.05%	0.11%	0.00%	0.05%	0.06%	0.05%
Net total expenses	6.87%	8.46%	0.00%	4.95%	3.95%	4.69%

Net investment income (loss) (2) (3) (5)	(3.36)%	(2.82)%	0.00%	(1.49)%	(0.52)%	(1.28)%

	Three Months Ended June 30, 2022
	Class A	Class A2	Class A3†	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,486.15	$1,195.83	$1,158.65	$7,314.21	$1,244.00	$1,221.77

Net realized and change in unrealized gain (loss) on investments (1)	282.44	74.88	76.37	459.63	77.88	76.55
Net investment income (loss) (1)	(111.21)	(24.92)	(17.71)	(146.49)	(21.56)	(23.61)
Total income (loss) from operations	171.23	49.96	58.66	313.14	56.32	52.94

Redemption value per share	—	—	(1,217.31)	—	—	—

Net asset value per unit, end of period	$4,657.38	$1,245.79	$—	$7,627.35	$1,300.32	$1,274.71

Total return (4)	3.82%	4.18%	5.06%	4.28%	4.53%	4.33%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	10.11%	8.56%	6.00%	8.25%	7.20%	7.97%
General Partner 1% allocation	0.04%	0.04%	0.05%	0.04%	0.04%	0.04%
Net total expenses	10.15%	8.60%	6.05%	8.29%	7.24%	8.01%

Net investment income (loss) (2) (3) (5)	(9.31)%	(7.77)%	(5.58)%	(7.45)%	(6.41)%	(7.18)%

	Six Months Ended June 30, 2023
	Class A	Class A2	Class A3†	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,372.11	$1,177.64	$—	$7,224.40	$1,237.43	$1,208.56

Net realized and change in unrealized gain (loss) on investments (1)	21.71	5.22	—	36.41	6.25	6.11
Net investment income (loss) (1)	(62.56)	(8.09)	—	(39.73)	(0.98)	(5.46)
Total income (loss) from operations	(40.85)	(2.87)	—	(3.32)	5.27	0.65

Net asset value per unit, end of period	$4,331.26	$1,174.77	$—	$7,221.08	$1,242.70	$1,209.21

Total return (4)	(0.93)%	(0.24)%	0.00%	(0.05)%	0.43%	0.05%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	6.09%	4.75%	0.00%	4.26%	3.29%	4.05%
General Partner 1% allocation	(0.01)%	(0.03)%	0.00%	0.00%	0.00%	0.00%
Net total expenses	6.08%	4.72%	0.00%	4.26%	3.29%	4.05%

Net investment income (loss) (2) (3) (5)	(2.93)%	(1.45)%	0.00%	(1.11)%	(0.15)%	(0.91)%

	Six Months Ended June 30, 2022
	Class A	Class A2	Class A3†	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,046.32	$1,074.85	$1,041.81	$6,567.70	$1,114.41	$1,096.53

Net realized and change in unrealized gain (loss) on investments (1)	846.96	225.12	221.97	1,377.90	233.96	229.95
Net investment income (loss) (1)	(235.90)	(54.18)	(46.47)	(318.25)	(48.05)	(51.77)
Total income (loss) from operations	611.06	170.94	175.50	1,059.65	185.91	178.18

Redemption value per share	—	—	(1,217.31)	—	—	—

Net asset value per unit, end of period	$4,657.38	$1,245.79	$—	$7,627.35	$1,300.32	$1,274.71

Total return (4)	15.10%	15.90%	16.85%	16.13%	16.68%	16.25%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	11.10%	9.59%	8.55%	9.22%	8.21%	8.98%
General Partner 1% allocation	0.14%	0.15%	0.16%	0.15%	0.15%	0.15%
Net total expenses	11.24%	9.74%	8.71%	9.37%	8.36%	9.13%

Net investment income (loss) (2) (3) (5)	(10.46)%	(8.95)%	(8.09)%	(8.58)%	(7.57)%	(8.34)%

Total returns are calculated based on the change in value of a Class A, Class A2, Class A3, Class B, Class I or Class R Unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

†	Class A3 units were fully redeemed on July 1, 2022.

(1)	The net investment income (loss) per unit is calculated by dividing the net investment income (loss) by the average number of Class A, A2, A3, B, I or R Units outstanding during the period. Net realized and change in unrealized gain (loss) on investments is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of net realized and change in unrealized gain (loss) on investment per unit due to the timing of investment gains and losses during the period relative to the number of units outstanding.

(2)	The net investment income (loss) includes interest income and excludes net realized and net change in unrealized gain (loss) from investment activities as shown in the statements of operations. The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net investment gain (loss) in the statements of operations. The resulting amount is divided by the average net asset value for the period.

(3)	Ratios have been annualized.

(4)	Ratios have not been annualized.

(5)	Ratio excludes General Partner 1% allocation.

12.	Subsequent Events

Subsequent to June 30, 2023, there were $115,000 of contributions into the Fund and an estimated $1,268,263 of redemptions from the Fund.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of June 30, 2023 were as follows:

Sector	Risk Allocation	Net Position
Agriculture	7%	Long
Energy	13%	Long
Metals	6%	Short
Currencies	29%	Short USD
Equity indices	20%	Long
Interest rates	25%	Short

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

Results of Operations

The returns for each Class of Units for the six months ended June 30, 2023 and 2023 were:

Class of Units	2023	2022
Class A	-0.93%	15.10%
Class A2	-0.24%	15.90%
Class A3†	N/A	16.85%
Class B	-0.05%	16.13%
Class I	0.43%	16.68%
Class R	0.05%	16.25%

† Class A3 units were fully redeemed on July 1, 2022.

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

April

Relative to recent months, April proved to be a quiet period for stocks and bonds as recessionary fears, stoked by rising interest rates and banking failures, subsided. The S&P 500 Index continued to move higher, albeit at a slower pace, gaining +1.56% in the period, bringing its YTD return to up +9.17%. Bonds, as represented by the Bloomberg U.S. Aggregate Bond Index, added +0.61% in the month which brought their YTD return to up +3.59%.

Futures Portfolio Fund’s (the “Fund”) positive return in April was overwhelmingly driven by agricultural commodities, specifically sugar and wheat, and long U.S. Dollar positioning, specifically against the Japanese Yen. While energies, metals, and interest rates were modest detractors, the strong month highlighted the Fund’s ability to be sizably invested in different themes, helping to provide positive returns even when traditional long only bond and stock indices were modestly positive. The Fund finished with a net gain of 2.51%, 2.63%, 2.67%, 2.75% and 2.68% for Class A, A2, B, I, and R Units, respectively.

May

Debt ceiling talks and risk of a U.S. default added to volatility during May. The Fed raised interest rates another 25 basis points early in the month, continuing its fight against persistently high inflation. The S&P 500 Index edged higher, up just +0.43% in the period, bringing its YTD return to +9.65%. Bonds, as represented by the Bloomberg U.S. Aggregate Bond Index, reversed course dropping -1.09% in May, bringing its YTD return to +2.46%.

Futures Portfolio Fund’s (the “Fund”) positive return in May was largely driven by currencies and energies trading, specifically long U.S. Dollar positioning against the Chinese Renminbi and short natural gas exposure. Agricultural commodities and interest rates also contributed to a lesser degree, while metals and equities detracted modestly. The Fund finished with a net loss of 1.16%, 1.28%, 1.31%, 1.39% and 1.33% for Class A, A2, B, I, and R Units, respectively.

June

Equities continued to move upward in June, with the S&P 500 Index posting its best month of 2023, up +6.61%, bringing the YTD return to up +16.89%. Bonds, however, did not fare as well with the Bloomberg U.S. Aggregate Bond Index continuing its slide from the previous month, down -0.36% in June, and up +2.09% YTD. Outside traditional asset classes, commodities rose during the period, particularly oil, which bounced following Saudi Arabia’s additional production cuts. The U.S. Dollar resumed its YTD downward trend against the backdrop of shifting investor appetite to risk on assets.

Futures Portfolio Fund’s (the “Fund”) positive return in June was driven by short fixed income, long equity, and short foreign currencies. Agricultural commodities and energy products were notable detractors to performance, while metals, to a lesser extent, also detracted during the period. The Fund finished with a net loss of 1.24%, 1.36%, 1.39%, 1.47% and 1.41% for Class A, A2, B, I, and R Units, respectively.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund's open positions by market sector at June 30, 2023 and December 31, 2022. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	June 30, 2023		December 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$621,757	0.44%	$1,247,500	0.82%
Currencies	2,492,534	1.78	2,025,743	1.33%
Energy	1,061,778	0.76	1,309,753	0.86%
Equity indices	1,652,177	1.18	1,223,518	0.80%
Interest rate instruments	2,124,787	1.52	1,892,102	1.24%
Metals	545,093	0.39	600,326	0.39%

Total	$8,498,126	6.06%	$8,298,942	5.44%

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

The following were the primary trading risk exposures of the Fund as of June 30, 2023, by market sector.

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

The following represent non-trading risk exposures of the Fund as of June 30, 2023.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended June 30, 2023. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended June 30, 2023 were as follows:

	April	May	June	Total
A Units
Units redeemed	(661.8950)	(743.5647)	(283.0416)	(1,688.5013)
Average net asset value per unit	$4,229.00	$4,344.85	$4,331.26	$4,297.16

A2 Units
Units redeemed	(197.4300)	—	—	(197.4300)
Average net asset value per unit	$1,144.39	$—	$—	$1,144.39

A3 Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	—	$—	—

B Units
Units redeemed	(72.3815)	(142.7734)	(22.7714)	(237.9263)
Average net asset value per unit	$7,029.63	$6,773.96	$7,221.08	$6,894.53

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

R Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

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

Dated: August 14, 2023	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, LLC
General Partner

	By:	/s/ Kevin M. Kinzie
	Name:	Kevin M. Kinzie
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Jon C. Essen
	Name:	Jon C. Essen
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)