Form 10-Q
period 2023-09-30
FUTURES PORTFOLIO FUND L.P.
filed 2023-11-14
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

Futures Portfolio Fund, Limited Partnership

Statements of Financial Condition

September 30, 2023 (unaudited) and December 31, 2022

	September 30, 2023 (Unaudited)	December 31, 2022
Assets
Equity in broker trading accounts
Cash	$46,111,072	$41,012,793
Net unrealized gain (loss) on open futures contracts	4,748,192	2,399,627
Net unrealized gain (loss) on open forward currency contracts	32,132	29,573
Net unrealized gain (loss) on swap contracts	(103)	1,039
Total equity in broker trading accounts	50,891,293	43,443,032
Cash and cash equivalents	5,084,861	10,838,660
Investment in private investment company, at fair value (cost $2,449,000 and $1,140,000)	2,808,807	3,296,431
Investment in securities, at fair value (cost $82,882,139 and $98,382,987)	82,059,440	96,080,516
Exchange membership, at fair value (cost $189,000 and $189,000)	133,500	187,000
Dividend receivable	(12,960)	21,237
Total assets	$140,964,941	$153,866,876

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$158,377	$186,021
Trading Advisor incentive fees payable	568,204	354,828
Commissions and other trading fees payable on open contracts	21,614	20,941
Cash Managers fees payable	25,291	30,471
General Partner management and performance fees payable	175,028	190,906
General Partner 1% allocation payable	27,739	138,536
Selling Agent payable - General Partner	152,948	172,558
Broker dealer servicing fees payable - General Partner	6,684	6,831
Administrative fee payable - General Partner	51,379	56,160
Interest payable	—	21,369
Redemption payable	2,134,232	701,837
Subscriptions received in advance	—	162,000
Total liabilities	3,321,496	2,042,458

Partners’ Capital (Net Asset Value)
Class A Interests – 20,237.4606 and 23,487.0847 units outstanding at September 30, 2023 and December 31, 2022, respectively	90,046,172	102,688,170
Class A2 Interests – 94.7752 and 292.2072 units outstanding at September 30, 2023 and December 31, 2022, respectively	114,774	344,113
Class B Interests – 5,270.1873 and 5,635.1789 units outstanding at September 30, 2023 and December 31, 2022, respectively	39,270,191	40,710,762
Class I Interests – 247.1650 and 256.4767 units outstanding at September 30, 2023 and December 31, 2022, respectively	317,695	317,372
Class R Interests – 6,323.8288 and 6,424.1565 units outstanding at September 30, 2023 and December 31, 2022, respectively	7,894,613	7,764,001
Total partners’ capital (net asset value)	137,643,445	151,824,418

Total liabilities and partners’ capital (net asset value)	$140,964,941	$153,866,876

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

September 30, 2023 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$2,500,000	12/31/23	U.S. Treasury	0.75%	2,476,223	1.80%
2,500,000	1/31/24	U.S. Treasury	2.25%	2,483,305	1.80%
2,000,000	2/29/24	U.S. Treasury	1.50%	1,970,367	1.43%
1,000,000	3/31/24	U.S. Treasury	2.25%	984,436	0.72%
5,000,000	4/15/24	U.S. Treasury	0.38%	4,874,283	3.54%
1,000,000	6/30/24	U.S. Treasury	2.00%	979,586	0.71%
2,000,000	4/30/25	U.S. Treasury	3.88%	1,991,182	1.45%
2,000,000	5/31/25	U.S. Treasury	4.25%	1,998,566	1.45%
2,500,000	11/15/25	U.S. Treasury	4.50%	2,515,931	1.83%
2,500,000	4/15/26	U.S. Treasury	3.75%	2,474,539	1.80%
Total U.S. Treasury securities (cost: $22,670,298)				22,748,418	16.53%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Agriculture
$900,000	10/24/23	Philip Morris International Inc.	5.22%	$896,866	0.65%
Automotive
$800,000	10/19/23	Analog Devices, Inc.	5.07%	797,860	0.58%
Banks
900,000	11/20/23	MUFG Bank, Ltd., New York Branch	5.35%	893,175	0.65%
Beverages
700,000	10/5/23	Brown-Forman Corporation	4.34%	699,578	0.51%
Diversified financial services
700,000	10/11/23	Manhattan Asset Funding Company LLC	4.91%	698,950	0.51%
800,000	10/12/23	DCAT, LLC	4.98%	798,673	0.58%
900,000	10/16/23	Liberty Street Funding LLC	5.10%	897,960	0.65%
800,000	10/20/23	Intercontinental Exchange, Inc.	5.23%	797,679	0.57%
800,000	10/24/23	Equitable Short Term Funding LLC	5.15%	797,256	0.58%
800,000	11/6/23	Sheffield Receivables Company LLC	5.28%	795,656	0.58%
800,000	11/30/23	Gotham Funding Corporation	5.31%	792,800	0.58%
Machinery
900,000	10/26/23	Cummins Inc.	5.22%	896,605	0.65%
Manufacturing
700,000	10/3/23	EIDP, Inc.	3.61%	699,789	0.51%
Total U.S. commercial paper (cost: $10,423,922)				10,462,847	7.60%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2023 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
650,000	10/13/23	DNB Bank ASA	4.98%	648,830	0.47%
800,000	11/1/23	Barclays Bank PLC	5.26%	796,259	0.57%
800,000	11/21/23	The Toronto-Dominion Bank	5.31%	793,869	0.58%
Beverages
800,000	10/19/23	Diageo Capital plc	5.16%	797,820	0.58%
Commercial Services
800,000	10/2/23	Experian Finance plc	2.70%	799,880	0.58%
Diversified financial services
650,000	10/3/23	Brookfield Corporate Treasury Ltd.	3.88%	649,790	0.47%
800,000	11/28/23	Goldman Sachs International	5.36%	792,975	0.58%
Manufacturing
800,000	12/5/23	Glencove Funding DAC	5.38%	792,113	0.58%
Telecommunications
800,000	10/10/23	Telstra Group Limited	4.86%	798,920	0.58%
Total foreign commercial paper (cost: $6,855,008)				6,870,456	4.99%
Total commercial paper (cost: $17,278,930)				17,333,303	12.59%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$3,000,000	5/1/25	The Boeing Company	4.88%	3,010,781	2.19%
Automotive
4,000,000	6/14/24	NVIDIA Corporation	0.58%	3,865,003	2.81%
Banks
3,750,000	1/24/24	Wells Fargo & Company	3.75%	3,748,002	2.72%
4,000,000	12/5/24	JPMorgan Chase & Co.	4.02%	4,034,900	2.93%
2,000,000	12/6/24	Truist Bank	2.15%	1,921,442	1.40%
1,000,000	2/4/25	Bank of America Corporation	1.84%	986,637	0.72%
3,500,000	1/26/26	KEYBANK NATIONAL ASSOCIATION	4.70%	3,353,760	2.44%
Commercial Services
1,000,000	8/18/24	Air Lease Corporation	0.80%	954,671	0.69%
Diversified financial services
4,000,000	1/8/24	Athene Global Funding	0.95%	3,939,453	2.86%
714,000	4/1/24	Brookfield Finance LLC	4.00%	719,937	0.52%
Machinery
2,000,000	1/10/25	JOHN DEERE CAPITAL CORP FXD	1.25%	1,904,049	1.38%
Telecommunications
1,500,000	3/22/24	Verizon Communications Inc.	0.75%	1,463,335	1.06%
Total U.S. corporate notes (cost: $30,753,659)				29,901,970	21.72%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2023 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Diversified financial services
$4,000,000	1/13/25	UBS AG (LONDON BRANCH)	1.38%	$3,768,409	2.74%
Total foreign corporate notes (cost: $3,931,400)				3,768,409	2.74%
Total corporate notes (cost: $34,685,059)				33,670,379	24.46%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$102,795	8/15/24	Nissan Auto Lease Trust 2022-A	5.99%	103,068	0.07%
46,967	12/20/24	Santander Retail Auto Lease Trust 2020-B	0.65%	46,869	0.03%
154,659	12/26/24	Bmw Vehicle Lease Trust 2021-2	0.33%	153,511	0.11%
118,000	10/15/25	Toyota Auto Receivables 2020-C Owner Trust	0.00%	115,624	0.08%
132,531	1/15/26	Santander Drive Auto Receivables Trust 2022-7	5.81%	132,824	0.11%
442,896	1/15/26	Santander Drive Auto Receivables Trust 2023-2	5.87%	443,827	0.32%
47,155	2/17/26	CarMax Auto Owner Trust 2021-2	0.52%	45,760	0.03%
198,000	6/15/26	Santander Consumer Auto Receivables Trust 2021-A	0.48%	191,837	0.14%
626,291	6/15/26	CarMax Auto Owner Trust 2021-3	0.55%	601,737	0.45%
317,626	6/15/26	Ford Credit Auto Owner Trust 2022-A	1.29%	307,336	0.23%
351,137	9/15/26	Capital One Prime Auto Receivables Trust 2021-1	0.77%	337,111	0.24%
395,000	7/15/30	Ford Credit Auto Owner Trust 2019-Rev1	3.52%	392,937	0.29%
575,000	11/25/31	Toyota Auto Loan Extended Note Trust 2019-1	2.56%	563,597	0.41%
737,424	4/15/33	Chesapeake Funding II LLC - 2018 - 2	0.47%	714,950	0.52%
Credit cards
496,000	12/15/23	BA Credit Card Trust	0.34%	490,852	0.36%
450,000	4/22/24	Citibank Credit Card Issuance Trust	6.06%	451,751	0.33%
1,375,000	7/15/24	Capital One Multi-Asset Execution Trust, Series 2021-1	0.55%	1,319,606	0.96%
Equipment
519,267	1/21/25	Dllst 2022-1 Llc	3.40%	514,894	0.37%
47,565	4/21/25	Verizon Owner Trust 2020-C	0.41%	47,195	0.03%
16,711	5/22/26	Dell Equipment Finance Trust 2021-1	0.43%	16,666	0.01%
668,503	6/13/28	Mmaf Equipment Finance Llc 2021-A	0.56%	630,756	0.46%
528,252	3/14/29	CCG Receivables Trust 2021-2	0.54%	509,103	0.37%
176,478	9/20/29	HPEFS Equipment Trust 2022-2	3.18%	175,529	0.12%
Total U.S. asset backed securities (cost: $8,247,852)				8,307,340	6.04%
Total investments in securities (cost: $82,882,139)				$82,059,440	59.62%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2023 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$(163,966)	(0.12)%
Currencies	16,414	0.01%
Energy	362,128	0.26%
Equity indices	(96,073)	(0.07)%
Interest rate instruments	(5,481)	0.00%
Metals[2]	(320,868)	(0.24)%
Net unrealized gain (loss) on open long U.S. futures contracts	(207,846)	(0.16)%

Short U.S. Futures Contracts
Agricultural commodities	1,369,642	1.00%
Currencies	113,989	0.08%
Energy	49,930	0.04%
Equity indices	407,080	0.30%
Interest rate instruments	1,647,957	1.20%
Metals[2]	572,617	0.42%
Net unrealized gain (loss) on open short U.S. futures contracts	4,161,215	3.04%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	3,953,369	2.88%

Long Foreign Futures Contracts
Agricultural commodities	205,738	0.15%
Currencies	(38,743)	(0.03)%
Energy	(12,608)	(0.01)%
Equity indices	(520,607)	(0.38)%
Interest rate instruments	(317,219)	(0.23)%
Metals	(19,523)	(0.01)%
Net unrealized gain (loss) on open long foreign futures contracts	(702,962)	(0.51)%

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2023 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS (continued)
Short Foreign Futures Contracts
Agricultural commodities	24,641	0.02%
Currencies	17,110	0.01%
Energy	179,583	0.13%
Equity indices	(36,908)	(0.02)%
Interest rate instruments	1,313,359	0.95%
Net unrealized gain (loss) on open short foreign futures contracts	1,497,785	1.09%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	794,823	0.58%

Net unrealized gain (loss) on open futures contracts	$4,748,192	3.46%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long[2]	$(674,229)	(0.49)%
Short[2]	871,406	0.63%
Net unrealized gain (loss) on open U.S. forward currency contracts	197,177	0.14%

Foreign Forward Currency Contracts
Long	(79,259)	(0.06)%
Short	(85,786)	(0.06)%
Net unrealized gain (loss) on open foreign forward currency contracts	(165,045)	(0.12)%

Net unrealized gain (loss) on open forward currency contracts	$32,132	0.02%

TOTAL RETURN SWAP CONTRACTS
Short	(103)	0.00%
	$(103)	0.00%

INVESTMENT IN PRIVATE INVESTMENT COMPANY[3]
Galaxy East Alpha (cost: $2,449,000)	$2,808,807	2.04%

[1]	Represents the annualized yield at date of purchase for discount securities or the stated coupon rate for coupon-bearing securities.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

[3]	Private investment company is a separate series that is part of the Galaxy Plus Managed Account Platform (Platform), which is sponsored by New Hyde Park Alternative Funds, LLC (Sponsor). Each series on the Platform invests in Master Fund that allocates assets to a Commodity Trading Advisor (“CTA”). The CTA of our master fund investment trades global commodities markets primarily through futures contracts. The CTA is paid a management fee of up to 1.00% and a 20% share of the trading profits which are included in the net asset value of the underlying investment. The Fund may redeem any portion of its investment on a daily basis. Any requested redemption will be satisfied within two days. There are no restrictions on liquidity for the Fund.

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

Futures Portfolio Fund, Limited Partnership

Statements of Operations

For the Three and Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures, futures options, swaps and forward contracts	$5,751,246	$129,824	$4,426,599	$33,120,355
Investment in private investment company	—	722,045	—	2,202,508
Investments in securities	(478,943)	70,964	(633,886)	(315,126)
Net change in unrealized gain (loss) on:
Futures, futures options, swaps and forward contracts	(916,029)	8,554,092	2,349,982	7,700,746
Investment in private investment company	(572,376)	(151,374)	(1,796,624)	(45,087)
Investments in securities	863,761	(658,883)	1,399,590	(2,084,964)
Exchange membership	—	6,750	(53,500)	53,000
Brokerage commissions and trading expenses	(183,438)	(237,167)	(706,804)	(778,159)
Net realized and change in unrealized gain (loss) on investments	4,464,221	8,436,251	4,985,357	39,853,273

Net Investment Income (Loss)
Income
Interest income	1,301,390	699,406	3,578,120	1,218,824

Expenses
Trading Advisor management fees	474,066	603,533	1,491,749	1,861,961
Trading Advisor incentive fees	190,044	512,371	623,590	4,892,688
Cash Managers fees	29,179	33,621	92,486	99,479
General Partner management and performance fees	516,880	619,244	1,607,724	1,858,078
Selling agent fees - General Partner	454,336	562,097	1,431,742	1,693,449
Broker dealer servicing fees - General Partner	19,524	22,010	59,301	65,680
General Partner 1% allocation	39,263	65,968	27,739	300,426
Administrative fee - General Partner	155,297	186,031	483,019	558,178
Total expenses	1,878,589	2,604,875	5,817,350	11,329,939
Net investment income (loss)	(577,199)	(1,905,469)	(2,239,230)	(10,111,115)
Net Income (Loss)	$3,887,022	$6,530,782	$2,746,127	$29,742,158

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Operations (continued)

For the Three and Nine Months Ended September 30, 2023 and 2022 (unaudited)

	Three Months Ended September 30, 2023
	Class A	Class A2	Class A3	Class B	Class I	Class R

Increase (decrease) in net asset value per unit	$118.22	$36.26	$—	$230.30	$42.66	$39.18
Net income (loss) per unit†	$116.15	$36.27	$—	$231.59	$42.66	$39.18

Weighted average number of units outstanding	20,592.2172	94.7737	—	5,326.5795	247.1650	6,323.8290

	Three Months Ended September 30, 2022
	Class A	Class A2	Class A3	Class B	Class I	Class R

Increase (decrease) in net asset value per unit	$180.08	$52.68	$—	$330.39	$59.52	$55.87
Net income (loss) per unit†	$178.08	$43.41	$—	$325.76	$59.52	$55.87

Weighted average number of units outstanding	24,010.6107	292.2057	0.0000	5,724.2673	256.4767	6,486.0210

	Nine Months Ended September 30, 2023
	Class A	Class A2	Class A3	Class B	Class I	Class R

Increase (decrease) in net asset value per unit	$77.37	$33.39	$—	$226.98	$47.93	$39.83
Net income (loss) per unit†	$58.19	$(19.58)	$—	$220.90	$45.08	$40.03

Weighted average number of units outstanding	21,901.3029	173.7465	—	5,476.9014	249.9585	6,343.8945

	Nine Months Ended September 30, 2022
	Class A	Class A2	Class A3	Class B	Class I	Class R

Increase (decrease) in net asset value per unit	$791.14	$223.62	$(1,041.81)	$1,390.04	$245.43	$234.05
Net income (loss) per unit†	$799.96	$217.47	$175.50	$1,394.81	$245.43	$234.37

Weighted average number of units outstanding	24,817.6496	326.1557	38.0000	5,897.9202	256.4767	6,493.7384

† (based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income (loss)	$2,746,127	$29,742,158
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net change in unrealized (gain) loss from futures, futures options, forward contracts and swap contracts	(2,349,982)	(7,700,746)
Net realized and change in unrealized (gain) loss on SMFSF, private investment company, securities and certificates of deposit	1,030,920	242,669
Purchases of securities and private investment company	(317,115,195)	(272,549,722)
Proceeds from disposition of securities and private investment company	330,592,975	280,911,261
Exchange Membership	53,500	(53,000)
Changes in
Dividend receivable	34,197	(26,914)
Trading Advisor management fee payable	(27,644)	(9,520)
Trading Advisor incentive fee payable	213,376	683,405
Commissions and other trading fees payable on open contracts	673	461
Cash Manager fees Payable	(5,180)	(2,316)
General Partner management and performance fees payable	(15,878)	22,176
General Partner 1% allocation receivable / payable	(110,797)	192,655
Selling Agent fees payable - General Partner	(19,610)	18,375
Broker dealer servicing fees payable - General Partner	(147)	867
Administrative fee payable – General Partner	(4,781)	7,216
Dividend and interest payable	(21,369)	(3,384)
Net cash provided by operating activities	15,001,185	31,475,641

Cash flows from financing activities
Subscriptions	1,405,999	185,000
Subscriptions received in advance	—	—
Redemptions	(17,062,704)	(12,286,236)
Net cash used in financing activities	(15,656,705)	(12,101,236)

Net increase (decrease) in cash and cash equivalents	(655,520)	19,374,405
Cash and cash equivalents, beginning of period	51,851,453	50,020,190
Cash and cash equivalents, end of period	$51,195,933	$69,394,595

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$46,111,072	$52,208,097
Cash and cash equivalents	5,084,861	17,186,498
Total end of period cash and cash equivalents	$51,195,933	$69,394,595

Supplemental disclosure of cash flow information
Prior period redemptions paid	$701,837	$1,285,931
Prior period subscriptions received in advance	$162,000	$—

Supplemental schedule of non-cash financing activities
Redemptions payable	$2,134,232	$1,369,339

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

	Class A	Class A2	Class A3	Class B	Class I	Class R	Total
2023
Balance at December 31, 2022	$102,688,170	$344,113	$—	$40,710,762	$317,372	$7,764,001	$151,824,418
Net income (loss)	(5,705,972)	(18,295)	—	(2,099,372)	(15,866)	(393,451)	(8,232,956)
Subscriptions	202,000	—	—	75,000	—	—	277,000
Redemptions	(3,234,863)	—	—	(685,955)	(10,947)	(123,358)	(4,055,123)
Transfers	(121,199)	—	—	121,199	—	—	—
Balance at March 31, 2023	93,828,136	325,818	—	38,121,634	290,559	7,247,192	139,813,339
Net income (loss)	4,588,751	11,455	—	2,075,633	16,592	399,627	7,092,058
Subscriptions	549,000	—	—	552,000	—	—	1,101,000
Redemptions	(7,255,754)	(225,937)	—	(1,640,391)	—	—	(9,122,082)
Transfers	(32,232)	—	—	32,232	—	—	—
Balance at June 30, 2023	91,677,901	111,336	—	39,141,108	307,151	7,646,819	138,884,315
Net income (loss)	2,391,688	3,438	—	1,233,561	10,544	247,794	3,887,025
Subscriptions	75,000	—	—	114,999	—	—	189,999
Redemptions	(3,559,707)	—	—	(1,758,187)	—	—	(5,317,894)
Transfers	(538,710)	—	—	538,710	—	—	—
Balance at September 30, 2023	$90,046,172	$114,774	$—	$39,270,191	$317,695	$7,894,613	$137,643,445

2022
Balance at December 31, 2021	$104,241,918	$366,207	$39,588	$40,086,210	$285,819	$7,133,264	$152,153,006
Net income (loss)	11,243,570	41,220	4,440	4,477,497	33,238	814,734	16,614,699
Subscriptions	35,000	—	—	—	—	—	35,000
Redemptions	(2,690,977)	—	—	(900,516)	—	—	(3,591,493)
Transfers	(32,191)	—	—	32,191	—	—	—
Balance at March 31, 2022	112,797,320	407,427	44,028	43,695,382	319,057	7,947,998	165,211,212
Net income (loss)	4,333,931	17,022	2,230	1,884,258	14,444	344,792	6,596,677
Subscriptions	—	—	—	150,000	—	—	150,000
Redemptions	(3,507,541)	—	(46,258)	(1,219,839)	—	(25,000)	(4,798,638)
Transfers	(58,487)	—	—	58,487	—	—	—
Balance at June 30, 2022	113,565,223	424,449	—	44,568,288	333,501	8,267,790	167,159,251
Net income (loss)	4,275,697	12,686	—	1,864,728	15,266	362,405	6,530,782
Subscriptions	—	—	—	—	—	—	—
Redemptions	(2,409,592)	(57,715)	—	(1,512,206)	—	—	(3,979,513)
Transfers	(164,128)	—	—	164,128	—	—	—
Balance at September 30, 2022	$115,267,200	$379,420	$—	$45,084,938	$348,767	$8,630,195	$169,710,520

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Nine Months Ended September 30, 2023 and 2022

(Unaudited)

			Units
	Class A	Class A2	Class A3	Class B	Class I	Class R
2023
Balance at December 31, 2022	23,487.0847	292.2072	—	5,635.1789	256.4767	6,424.1565
Subscriptions	46.0755	—	—	10.4628	—	—
Redemptions	(760.7261)	—	—	(94.9886)	(9.3117)	(100.3277)
Transfers	(27.9798)	—	—	16.9078	—	—
Balance at March 31, 2023	22,744.4543	292.2072	—	5,567.5609	247.1650	6,323.8288
Subscriptions	129.66825	—	—	79.3225	—	—
Redemptions	(1,700.1095)	(197.4320)	—	(230.9533)	—	—
Transfers	(7.4417)	—	—	4.4636	—	—
Balance at June 30, 2023	21,166.5856	94.7752	—	5,420.3937	247.1650	6,323.8288
Subscriptions	17.5717	—	—	16.0974	—	—
Redemptions	(823.0455)	—	—	(240.2041)	—	—
Transfers	(125.6512)	—	—	73.9003	—	—
Balance at September 30, 2023	20,237.4606	94.7752	0.0000	5,270.1873	247.1650	6,323.8288

2022
Balance at December 31, 2021	25,762.1732	340.7072	38.0000	6,103.5404	256.4767	6,505.3148
Subscriptions	8.5136	—	—	—	—	—
Redemptions	(619.2722)	—	—	(134.4111)	—	(0.0001)
Transfers	(7.9845)	—	—	4.9119	—	—
Balance at March 31, 2022	25,143.4301	340.7072	38.0000	5,974.0412	256.4767	6,505.3147
Subscriptions	—	—	—	20.5080	—	—
Redemptions	(747.0429)	—	(38.0000)	(158.9329)	—	(19.2938)
Transfers	(12.4347)	—	—	7.6041	—	—
Balance at June 30, 2022	24,383.9525	340.7072	—	5,843.2204	256.4767	6,486.0209
Subscriptions	—	—	—	—	—	—
Redemptions	(520.2728)	(48.5000)	—	(199.3821)	—	—
Transfers	(35.6593)	—	—	21.7094	—	—
Balance at September 30, 2022	23,828.0204	292.2072	0.0000	5,665.5477	256.4767	6,486.0209

	Net Asset Value per Unit
	Class A	Class A2	Class A3	Class B	Class I	Class R

September 30, 2023	$4,449.48	$1,211.03	$—	$7,451.38	$1,285.36	$1,248.39
December 31, 2022	4,372.11	1,177.64	—	7,224.40	1,237.43	1,208.56
September 30, 2022	4,837.46	1,298.47	—	7,957.74	1,359.84	1,330.58
December 31, 2021	4,046.32	1,074.85	1,041.81	6,567.70	1,114.41	1,096.53

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended September 30, 2023 and year ended December 31, 2022, there were no such transfers between levels.

A description of the valuation techniques applied to the Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows.

U.S. Treasury securities are recorded at fair value based on bid and ask quotes for identical instruments. Commercial paper, certificates of deposit, corporate notes, asset backed securities and the exchange membership are recorded at fair value based on bid and ask quotes for similar, but not identical, instruments. Accordingly, U.S. Treasury securities are classified within Level 1, and commercial paper, certificates of deposit, corporate notes, swaps, asset backed securities and exchange memberships are classified within Level 2.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through September 30, 2023. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for the current and prior three years.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

Futures Portfolio Fund, Limited Partnership
Footnote 2: Fair Value Disclosure
September 31, 2023 and December 31, 2022

At September 30, 2023
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$4,748,192	$—	$—	$4,748,192
Net unrealized gain (loss) on open forward currency contracts*	—	32,132	—	32,132
Net unrealized gain (loss) on swap contracts	—	(103)	—	(103)
Cash and cash equivalents:
Money market funds	1,666,800	—	—	1,666,800
Investment in private investment company	—	—	2,808,807	2,808,807
Investment in securities:
U.S. Treasury securities*	22,748,418	—	—	22,748,418
Asset backed securities*	—	8,307,340	—	8,307,340
Commercial paper*	—	17,333,303	—	17,333,303
Corporate notes*	—	33,670,379	—	33,670,379
Exchange membership	—	133,500	—	133,500
Total	$29,163,410	$59,476,551	$2,808,807	$91,448,768

*	See the condensed schedule of investments for further description.

At December 31, 2022
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$2,399,627	$—	$—	$2,399,627
Net unrealized gain (loss) on open forward currency contracts*	—	29,573	—	29,573
Net unrealized gain (loss) on swap contracts*	—	1,039	—	1,039
Cash and cash equivalents:
Money market funds	4,180,245	—	—	4,180,245
Investment in private investment company	—	—	3,296,431	3,296,431
Investment in securities:
U.S. Treasury securities*	14,850,974	—	—	14,850,974
Asset backed securities*	—	8,079,885	—	8,079,885
Commercial paper*	—	19,154,981	—	19,154,981
Corporate notes*	—	53,994,676	—	53,994,676
Exchange membership	—	187,000	—	187,000
Total	$21,430,846	$81,447,154	$3,296,431	$106,174,431

*	See the condensed schedule of investments for further description.

There were no Level 3 holdings at September 30, 2023 and December 31, 2022, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At September 30, 2023, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,899,239	$(463,185)	$1,436,054
Currencies	383,925	(275,155)	108,770
Energy	991,772	(412,739)	579,033
Equity indices	642,458	(888,965)	(246,507)
Interest rate instruments	3,226,718	(588,102)	2,638,616
Metals	2,321,706	(2,089,480)	232,226
Net unrealized gain (loss) on open futures contracts	$9,465,818	$(4,717,626)	$4,748,192

Net unrealized gain (loss) on open forward currency contracts	$1,673,141	$(1,641,009)	$32,132

Net unrealized gain (loss) on swap contract	$—	$(103)	$(103)

At September 30, 2023, there were 10,320 open futures contracts, 3,526 open forward currency contracts and 216 open swap contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at September 30, 2023 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank, AG	$(248,442)	$—	$—	$(248,442)
Deutsche Bank Securities, Inc	1,556,676	—	—	1,556,676
Goldman Sachs & Co. LLC	(33,563)	—	—	(33,563)
SG Americas Securities, LLC	3,505,550	—	—	3,505,550
Total	$4,780,221	$—	$—	$4,780,221

For the three and nine months ended September 30, 2023, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$95,671	$933,704	$1,520,765	$735,073
Currencies	(1,092,091)	(968,270)	778,766	(268,842)
Energy	4,803,930	611,776	2,119,449	(575,674)
Equity indices	(2,414,384)	(939,410)	(415,764)	1,077,311
Interest rate instruments	4,042,714	7,500	1,136,056	1,034,582
Metals	(153,506)	211,296	(2,270,114)	346,112
Total futures contracts	5,282,334	(143,404)	2,869,158	2,348,562

Forward currency contracts	554,114	(772,524)	2,704,777	2,560

Swap contracts	(125,761)	(102)	(1,171,278)	(1,141)

Total futures, futures options, swap and forward currency contracts	$5,710,687	$(916,030)	$4,402,657	$2,349,981

For the three months ended September 30, 2023, the number of futures contracts closed was 93,297, the number of futures options contracts closed was 0, the number of forward currency contracts closed was 52,236 and the number of swap contracts closed was 4,266. For the nine months ended September 30, 2023, the number of futures contracts closed was 317,826, the number of futures options contracts closed was 0, the number of forward currency contracts closed was 176,026 and the number of swap contracts closed was 12,575.

At December 31, 2022, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,179,782	$(478,801)	$700,981
Currencies	751,210	(373,598)	377,612
Energy	1,331,889	(177,182)	1,154,707
Equity indices	334,088	(1,657,907)	(1,323,819)
Interest rate instruments	3,320,907	(1,716,875)	1,604,032
Metals	3,703,358	(3,817,244)	(113,886)
Net unrealized gain (loss) on open futures contracts	$10,621,234	$(8,221,607)	$2,399,627

Net unrealized gain (loss) on open forward currency contracts	$2,172,854	$(2,143,281)	$29,573

Net unrealized gain (loss) on swap contracts	$1,072	$(33)	$1,039

At December 31, 2022, there were 10,015 open futures contracts, 215 open forward currency contracts and 2,961 open swap contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2022 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank, AG	$(197,217)	$—	$—	$(197,217)
Deutsche Bank Securities, Inc	1,649,230	—	—	1,649,230
SG Americas Securities, LLC	429,851	—	—	429,851
Goldman Sachs & Co. LLC	548,375	—	—	548,375
Total	$2,430,239	$—	$—	$2,430,239

For the three and nine months ended September 30, 2022, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended September 30, 2022		Nine Months Ended September 30, 2022
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(2,425,148)	$(125,219)	$(164,691)	$(1,141,370)
Currencies	1,510,274	364,030	2,213,762	654,216
Energy	(5,900,793)	805,758	14,647,503	(776,443)
Equity indices	(772,103)	(540,930)	(8,433,290)	(649,359)
Interest rate instruments	3,682,738	4,521,779	12,294,389	6,176,449
Metals	307,817	56,776	1,157,336	289,179
Total futures contracts	(3,597,215)	5,082,194	21,715,009	4,552,672

Future options contracts
Energy	—	—	(508,190)	—

Forward currency contracts	4,733,089	3,478,020	12,170,886	3,424,764

Swap contracts	(1,049,051)	(6,122)	(388,687)	(276,690)

Total futures, futures options, swap and forward contracts	$86,823	$8,554,092	$32,989,018	$7,700,746

For the three months ended September 30, 2022, the number of futures contracts closed was 110,371, the number of futures options contracts closed was 0, the number of swap contracts closed was 240 and the number of forward currency contracts closed was 63,718. For the nine months ended September 30, 2022, the number of futures contracts closed was 373,228, the number of futures options contracts closed was 730, the number of swap contracts closed was 721 and the number of forward currency contracts closed was 199,709.

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

At September 30, 2023 and December 31, 2022, a Principal of the General Partner had the following investment balance in the Fund:

	September 30, 2023	December 31, 2022
Units Owned	13.9977	—
Value of Units	$104,302	$—

The following fees are paid to the General Partner:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears. The General Partner was paid management fees of $516,880 and $1,607,724 for the three-month and nine-month periods ended September 30, 2023, respectively, and was paid $619,244 and $1,858,078 for the three-month and nine-month periods ended September 30, 2022, respectively.

▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears. For the three-month and nine-month periods ended September 30, 2022, the General Partner did not earn a General Partner performance fee.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner. Broker-dealer servicing fees were $19,524 and $59,301 for the three-month and nine-month periods ended September 30, 2023, respectively, and were $22,010 and $65,680 for the three-month and nine-month periods ended September 30, 2022, respectively.

▪	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the Fund, payable in arrears to the General Partner. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

5.	Trading Advisors and Cash Managers

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

Principal Global Investors, LLC serves as the cash manager for the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.14% and 0.14% of the investments in securities and certificates of deposit as of the period ended September 30, 2023 and 2022, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund maintains assets, including cash, equity in futures and forward currency contracts, and investments in securities, with brokers, subject to CFTC regulations and various exchange and broker requirements. At September 30, 2023 and December 31, 2022, the Fund had assets totaling $50,891,293 and $43,443,032, respectively, with brokers and margin deposit requirements of $26,460,269 and $23,742,431, respectively.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at September 30, 2023.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$22,748,418	$10,462,847	$29,901,970	$8,307,340	$71,420,575	51.89%
Canada	—	1,443,659	—	—	1,443,659	1.05%
Ireland	—	792,113	—	—	792,113	0.58%
United Kingdom	—	3,186,934	3,768,409	—	6,955,343	5.05%
Norway	—	648,830	—	—	648,830	0.47%
Australia	—	798,920	—	—	798,920	0.58%
Total	$22,748,418	$17,333,303	$33,670,379	$8,307,340	$82,059,440	59.62%

The following table presents the exposure at December 31, 2022.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$14,850,974	$13,170,309	$47,298,757	$8,079,885	$83,399,925	54.93%
Ireland	—	3,586,779	—	—	3,586,779	2.36%
United Kingdom	—	1,198,343	3,745,827	—	4,944,170	3.26%
Finland	—	—	2,950,092	—	2,950,092	1.94%
Australia	—	1,199,550	—	—	1,199,550	0.79%
Total	$14,850,974	$19,154,981	$53,994,676	$8,079,885	$96,080,516	63.28%

9.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at September 30, 2022, the statements of operations for the three and nine months ended September 30, 2023 and 2022, the statements of cash flows and statement of changes in partners’ capital (net asset value) for the nine months ended September 30, 2023 and 2022, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at September 30, 2023, results of operations, cash flows and changes in partners’ capital (net asset value) for the three and nine months ended September 30, 2023 and 2022. The results of operations for the three and nine months ended September 30, 2023 and 2022 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three and nine months ended September 30, 2023 and 2022, assuming the unit was outstanding throughout the entire period:

	Three Months Ended September 30, 2023
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,331.26	$1,174.77	$—	$7,221.08	$1,242.70	$1,209.21

Net realized and change in unrealized gain (loss) on investments (1)	143.45	38.99	—	239.93	41.38	40.19
Net investment income (loss) (1)	(25.23)	(2.73)	—	(9.63)	1.28	(1.01)
Total income (loss) from operations	118.22	36.26	—	230.30	42.66	39.18

Net asset value per unit, end of period	$4,449.48	$1,211.03	$—	$7,451.38	$1,285.36	$1,248.39

Total return	2.73%	3.09%	—	3.19%	3.43%	3.24%

Other Financial Ratios
Ratios to average net asset value Expenses prior to General Partner 1% allocation (2) (3)	6.06%	4.58%	—	4.22%	3.23%	3.98%
General Partner 1% allocation	0.03%	0.03%	—	0.03%	0.03%	0.03%
Net total expenses	6.09%	4.61%	—	4.25%	3.26%	4.01%

Net investment income (loss) (2) (3) (5)	(2.22)%	(0.80)%	—	(0.40)%	0.55%	(0.20)%

	Three Months Ended September 30, 2022
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per Unit, beginning of period	$4,046.32	$1,074.85	$1,041.81	$6,567.70	$1,114.41	$1,096.53

Net realized and change in unrealized gain (loss) on investments (1)	1,089.09	290.83	221.97	1,775.84	301.59	296.14
Net investment income (loss) (1)	(297.95)	(67.21)	(46.47)	(385.80)	(56.16)	(62.09)
Total income (loss) from operations	791.14	223.62	175.50	1,390.04	245.43	234.05

Redemption value per share	—	—	(1,217.31)	—	—	—

Net asset value per unit, end of period	$4,837.46	$1,298.47	$—	$7,957.74	$1,359.84	$1,330.58

Total return (4)	19.55%	20.80%	16.85%	21.16%	22.02%	21.34%

Other Financial Ratios
Ratios to average net asset value Expenses prior to General Partner 1% allocation (2) (3)	9.66%	8.27%	5.70%	7.80%	6.77%	7.54%
General Partner 1% allocation	0.18%	0.18%	0.16%	0.19%	0.20%	0.19%
Net total expenses	9.84%	8.45%	5.86%	7.99%	6.97%	7.73%

Net investment income (loss) (2) (3) (5)	(8.66)%	(7.28)%	(5.39)%	(6.80)%	(5.76)%	(6.53)%

	Nine Months Ended September 30, 2023
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,372.11	$1,177.64	$—	$7,224.40	$1,237.43	$1,208.56

Net realized and change in unrealized gain (loss) on investments (1)	165.26	44.55	—	276.54	47.65	46.31
Net investment income (loss) (1)	(87.89)	(11.16)	—	(49.56)	0.28	(6.48)
Total income (loss) from operations	77.37	33.39	—	226.98	47.93	39.83

Redemption value per share	—	—	—	—	—	—

Net asset value per unit, end of period	$4,449.48	$1,211.03	$—	$7,451.38	$1,285.36	$1,248.39

Total return (4)	1.77%	2.84%	0.00%	3.14%	3.87%	3.30%

Other Financial Ratios
Ratios to average net asset value Expenses prior to General Partner 1% allocation (2) (3)	6.07%	4.62%	0.00%	4.25%	3.27%	4.03%
General Partner 1% allocation	0.01%	(0.02)%	0.00%	0.03%	0.04%	0.03%
Net total expenses	6.08%	4.60%	0.00%	4.28%	3.31%	4.06%

Net investment income (loss) (2) (3) (5)	(2.70)%	(1.30)%	0.00%	(0.88)%	0.08%	(0.67)%

	Nine Months Ended September 30, 2022
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per Unit, beginning of period	$4,046.32	$1,074.85	$1,041.81	$6,567.70	$1,114.41	$1,096.53

Net realized and change in unrealized gain (loss) on investments (1)	1,089.09	290.83	221.97	1,775.84	301.59	296.14
Net investment income (loss) (1)	(297.95)	(67.21)	(46.47)	(385.80)	(56.16)	(62.09)
Total income (loss) from operations	791.14	223.62	175.50	1,390.04	245.43	234.05

Redemption value per share	—	—	(1,217.31)	—	—	—

Net asset value per unit, end of period	$4,837.46	$1,298.47	$—	$7,957.74	$1,359.84	$1,330.58

Total return (4)	19.55%	20.80%	16.85%	21.16%	22.02%	21.34%

Other Financial Ratios
Ratios to average net asset value Expenses prior to General Partner 1% allocation (2) (3)	9.66%	8.27%	5.70%	7.80%	6.77%	7.54%
General Partner 1% allocation	0.18%	0.18%	0.16%	0.19%	0.20%	0.19%
Net total expenses	9.84%	8.45%	5.86%	7.99%	6.97%	7.73%

Net investment income (loss) (2) (3) (5)	(8.66)%	(7.28)%	(5.39)%	(6.80)%	(5.76)%	(6.53)%

Total returns are calculated based on the change in value of a Class A, A2, A3, B, I or R Unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	The net investment income (loss) per unit is calculated by dividing the net investment income (loss) by the average number of Class A, A2, A3, B, I or R Units outstanding during the period. Net realized and change in unrealized gain (loss) on investments is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of net realized and change in unrealized gain (loss) on investment per unit due to the timing of investment gains and losses during the period relative to the number of units outstanding.

(2)	The net investment income (loss) includes interest income and excludes net realized and net change in unrealized gain (loss) from investment activities as shown in the statements of operations. The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net investment gain (loss) in the statements of operations. The resulting amount is divided by the average net asset value for the period.

(3)	Ratios have been annualized.

(4)	Ratios have not been annualized.

(5)	Ratio excludes General Partner 1% allocation.

12. Subsequent Events

Subsequent to September 30, 2023, there were $0 of contributions and an estimated $3,375,622 of redemptions from the Fund.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of September 30, 2023 were as follows:

Sector	Risk Allocation	Net Position
Agriculture	12%	Long
Energy	14%	Long
Metals	8%	Short
Currencies	24%	Long USD
Equity indices	15%	Long
Interest rates	27%	Short

The dominant strategy employed by the Fund’s trading advisors is trend-following. As such, the largest positions tend to reflect the strongest current market trends. At the end of September 30, 2023, the Fund had was positioned long bonds, long stocks, and long the US Dollar, particularly against the Euro. In commodity markets, positions were modestly sized. The Fund was short in agricultural futures, short in energy, short in base metals and long in precious metals. These positions can and do evolve over time depending on prevailing market trends and managers’ trading signals.

Results of Operations

The returns for each Class of Units for the nine months ended September 30, 2023 and 2022 were:

Class of Units	2023	2022
Class A	1.77%	19.55%
Class A2	2.84%	20.80%
Class A3	N/A *	N/A *
Class B	3.14%	21.16%
Class I	3.87%	22.02%
Class R	3.30%	21.34%

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

Futures Portfolio Fund’s (the “Fund”) positive return in May was largely driven by currencies and energies trading, specifically long U.S. Dollar positioning against the Chinese Renminbi and short natural gas exposure. Agricultural commodities and interest rates also contributed to a lesser degree, while metals and equities detracted modestly. The Fund finished with a net loss of (1.16)%, (1.28)%, (1.31)%, (1.39)% and (1.33)% for Class A, A2, B, I, and R Units, respectively.

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

Futures Portfolio Fund’s (the “Fund”) positive return in June was driven by short fixed income, long equity, and short foreign currencies. Agricultural commodities and energy products were notable detractors to performance, while metals, to a lesser extent, also detracted during the period. The Fund finished with a net loss of (1.24)%, (1.36)%, (1.39)%, (1.47)% and (1.41)% for Class A, A2, B, I, and R Units, respectively.

July

Equities continued to move upward in July, albeit at a slower pace, up +3.21% and bringing the YTD return up to +20.65% for the S&P 500 Index. Bonds, however, did not fare as well with the Bloomberg U.S. Aggregate Bond Index continuing its slide from the previous two months, down -0.07% in July, and up +2.02% YTD. Outside traditional asset classes, commodities rose during the period, particularly oil, which bounced on tighter supply. The U.S. Dollar (“USD”) continued its downward trend this year against the backdrop of shifting investor appetite to risk on assets.

Futures Portfolio Fund’s return in July was driven by long USD against a basket of short foreign currencies positioning and to a lesser extent long Asian equities. Energy trading was the largest contributor to performance over the period as long positioning in Brent Crude benefited from the spike in prices. The Fund finished with a net loss of (1.21)%, (1.10)%, (1.07)%, (0.99)% and (1.05)% for Class A, A2, B, I, and R Units, respectively.

August

Equities fell in August, deviating from the yearlong upward trend, with the S&P 500 Index falling -1.59%, bringing the YTD return to up +18.73%. At the same time, bonds again failed to protect investor capital, with the Bloomberg U.S. Aggregate Bond Index selling off -0.64% in the period and briefly moving into negative territory for 2023 before ending August up just +1.37% YTD. Negatively impacting equity and fixed income markets was concern the Federal Reserve would continue its hawkish stance. The U.S. Dollar, however, strengthened against the backdrop of the aforementioned potential Federal Reserve action.

Futures Portfolio Fund (the “Fund”) fell modestly in August as low volatility provided limited trading opportunities for the Fund’s managers. The Fund’s major sectors were mixed as stock indices, energy products, and metals detracted from performance, while currencies and agricultural commodities, specifically wheat, were profitable. Fixed income trading was not a significant contributor to performance over the period. The Fund finished with a net loss of (0.24)%, (0.13)%, (0.09)%, (0.02)% and (0.08)% for Class A, A2, B, I, and R Units, respectively.

September

Equities fell in September, continuing the stumble from the previous month, with the S&P 500 Index falling -4.77%, bringing the YTD return to up +13.07%. At the same time, bonds again failed to protect investor capital, with the Bloomberg U.S. Aggregate Bond Index selling off -2.54% in the period and moving into negative territory for 2023, down -1.21% YTD. Concerns over tighter monetary policy for longer and the potential looming government shutdown pushed the U.S. 10-Year Treasury Yield to its highest level in more than 15 years. The U.S. Dollar, however, strengthened against the backdrop of the aforementioned potential Federal Reserve action.

Futures Portfolio Fund’s positive return in September was overwhelmingly driven by short bond and long energy positioning. While metals and agricultural commodities were positive, these sectors were not a significant driver of performance. Currency and stock indices were modest detractors to September returns. The Fund finished with a net gain of 4.25%, 4.37%, 4.40%, 4.48% and 4.42% for Class A, A2, B, I, and R Units, respectively.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at September 30, 2023 and December 31, 2022. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	September 30, 2023		December 31, 2022
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$1,064,401	0.76%	$1,247,500	0.82%
Currencies	2,024,756	1.44	2,025,743	1.33%
Energy	1,162,141	0.83	1,309,753	0.86%
Equity indices	1,296,001	0.92	1,223,518	0.80%
Interest rate instruments	2,298,604	1.63	1,892,102	1.24%
Metals	670,251	0.48	600,326	0.39%
Single stock futures
Total	$8,516,154	6.08%	$8,298,942	5.44%

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

The following were the primary trading risk exposures of the Fund as of September 30, 2023, by market sector.

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

Single Stock Futures

The Fund may have a small exposure to single stock futures, with positions primarily in companies that trade on U.S. exchanges. The price drivers here tend to be more microeconomic with corporate earnings and industry trends being important. However, macroeconomic and market-wide factors can also affect single stock futures prices.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following represent non-trading risk exposures of the Fund as of September 30, 2023.

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

There were no sales of unregistered securities of the Fund during the three months ended September 30, 2023. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended September 30, 2023 were as follows:

	July	August	September	Total

A Units

Units redeemed	(156.5323)	(417.6224)	(248.8916)	(823.0463)
Average net asset value per unit	$4,278.66	$4,268.26	$4,449.48	$4,325.04

A2 Units

Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

A3 Units

Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

B Units

Units redeemed	(82.7876)	(19.6094)	(137.7991)	(240.1961)
Average net asset value per unit	$7,144.02	$7,137.26	$7,451.38	$7,319.80

I Units

Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

R Units

Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed herewith of incorporated by reference.

Exhibit No.	Description of Exhibit
1.1(a)	Form of Selling Agreement
3.1(a)	Maryland Certificate of Limited Partnership.
4.1(a)	Limited Partnership Agreement.
10.1(a)	Form of Subscription Agreement
31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement (File no. 000-50728) filed on April 29, 2004 on Form 10 under the 1934 Act, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Dated: November 14, 2023	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company LLC
General Partner

	By:	/s/ Kevin M. Kinzie
	Name:	Kevin M. Kinzie
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Jon C. Essen
	Name:	Jon C. Essen
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)