Form 10-K
period 2023-12-31
LOCORR FUTURES PORTFOLIO FUND L.P.
filed 2024-03-28
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

Table of Contents

Part I

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

The Fund’s fiscal year ends each December 31 unless terminated earlier as provided in the Sixth Amended and Restated Limited Partnership Agreement (“Partnership Agreement”). At December 31, 2023, the capitalization of the Fund and net asset value per limited partner interest (“Units”) was as follows:

		Net Asset
		Value
Class of Units	Capitalization	per Unit
Class A	$78,554,826	$4,052.52
Class A2	104,898	1,106.83
Class A3	-	-
Class B	33,308,431	6,816.97
Class I	291,331	1,178.69
Class R	7,116,554	1,142.67
Total	$119,376,040

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

General Partner

Under the Partnership Agreement, management of all aspects of the Fund’s business and administration is carried out exclusively by the General Partner, a Maryland limited liability company originally organized in February 1989. The General Partner is registered with the CFTC as a commodity pool operator and is also registered with the U.S. Securities and Exchange Commission (“SEC”) as an investment adviser. The General Partner is a member of the National Futures Association (“NFA”).

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

Trading Advisors

As of February 29, 2024, the Trading Advisors of the Fund and the allocation of the Fund’s trading level are reflected as follows:

% of Total Allocations
Crabel Capital Management, LLC	30.4%
Millburn Ridgefield Corporation	18.9
Graham Capital Management, LP	16.9
Transtrend BV	14.5
R.G. Niederhoffer Capital Management, Inc.	10.1
East X, LLP	9.2
Fulcrum Asset Management LLP	0.0

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

Futures Brokers and Forward Currency Counterparties

The Fund’s futures trading is currently conducted with SG Americas Securities, LLC (“SGAS”), Goldman Sach & Company, LLC (“Goldman”) and Deutsche Bank Securities, Inc. (“DBSI”). The Fund’s forward currency trading is conducted with Société Générale International Limited (“SGIL”) and Deutsche Bank AG. SGAS and SGIL are wholly owned subsidiaries of Société Générale. Société Générale is one of the largest financial institutions in Europe. DBSI is an indirect, wholly owned subsidiary of Deutsche Bank AG, one of the largest bank holding companies in Europe.

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

Description of Current Charges

Charges	Amount
Trading Advisor Management Fees	Each class of Units incurs monthly trading advisor management fees, payable monthly or quarterly in arrears, to the Trading Advisors (based on the assets under their management). The fees range from 0% to 3% annually.

Charges	Amount
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

Brokerage Commissions and Trading Expenses

The Fund incurs brokerage commissions and expenses on U.S. futures exchanges at an average of $2.61 per “round-turn” futures transaction (includes NFA, execution, clearing and exchange fees). Brokerage commissions and expenses may be higher for trades executed on certain foreign exchanges.

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

Potential Increase in Leverage

The General Partner may increase the leverage used with a particular Trading Advisor by the use of notional funds. Notional funds are used when a Trading Advisor is instructed to trade an account according to its trading system under the assumption that the account is larger than the actual cash or securities on hand. This additional leverage, while creating additional profit potential which the General Partner feels may be appropriate with certain Trading Advisors in light of the Fund’s multi-trader diversification, also increases the risk of loss to the Fund. It is anticipated that the General Partner will allocate between $1 and $2 to the Trading Advisors for every $1 of equity in the Fund. Throughout 2023, the Fund maintained a notional trading level of approximately $1.60 for every $1 of equity in the Fund.

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

Holders

As of February 29, 2024, the number of holder of units by class were:

Unit Class	Unit Holders
A	1,028
A2	2
B	451
I	1
R	72

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the year ended December 31, 2023.

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

Redemptions of Units during the fourth quarter 2023 were as follows:

	October	November	December	Total
A Units
Units redeemed	249.2052	330.1866	269.8172	849.2090
Average net asset value per unit	$4,337.37	$4,195.67	$4,052.52	$4,191.77

A2 Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

B Units
Units redeemed	175.6776	154.4127	56.4014	386.4917
Average net asset value per unit	$7,274.45	$7,047.28	$6,816.97	$7,116.93

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

R Units
Units redeemed	37.8937	—	57.9201	95.8138
Average net asset value per unit	$1,218.95	$—	$1,142.67	$1,172.84

There were no redemptions of Class A2, or I Units during the fourth quarter.

Item 6. Selected Financial Data

The following selected financial data of the Fund as of and for the years ended December 31, 2023, 2022, 2021, 2020 and 2019 is derived from the financial statements that have been audited by RSM US LLP, the Fund’s independent registered public accountant. This financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with the Fund’s financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

Certain amounts in the selected financial information prior to 2023 have been reclassified to conform to the 2022 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

	For the Year Ended December 31,
	2023	2022	2021	2020	2019

Income Statement Items
Net gain (loss) from trading	$(7,065,396)	$23,972,708	$19,254,765	$(4,322,350)	$17,387,610
Interest income	4,896,631	2,228,346	926,861	2,478,658	7,294,584
Net total expenses	(6,929,820)	(12,485,975)	(9,512,311)	(10,023,816)	(16,714,998)
Net income (loss)	$(9,098,585)	$13,715,079	$10,669,315	$(11,867,508)	$7,967,196

Balance Sheet Items
Total assets	$121,496,181	$153,866,876	$178,880,992	$184,075,563	$293,278,322
Total partners’ capital (net asset value)	$119,376,040	$151,824,418	$172,437,632	$180,040,735	$286,259,124

Class A Units
Net asset value per unit	$4,052.52	$4,372.11	$4,046.32	$3,818.95	$4,002.39
Increase (decrease) in net asset value per unit	$(319.59)	$325.79	$227.37	$(183.44)	$90.54
Total return	(7.31)%	8.05%	5.95%	(4.58)%	2.31%

Class A2 Units
Net asset value per unit	$1,106.83	$1,177.64	$1,074.85	$1,000.45	$1,034.04
Increase (decrease) in net asset value per unit	$(70.81)	$102.79	$74.40	$(33.59)	$37.33
Total return[2]	(6.01)%	9.56%	7.44%	(3.25)%	3.75%

Class A3 Units (began trading 7/1/19)
Net asset value per unit	$—	$—	$1,041.81	$971.15	$1,005.25
Increase (decrease) in net asset value per unit	$—	$175.50	$70.66	$(34.10)	$5.25
Total return[1]	—	16.85%	7.28%	(3.39)%	0.53%

Class B Units
Net asset value per unit	$6,816.97	$7,224.40	$6,567.70	$6,088.92	$6,268.44
Increase (decrease) in net asset value per unit	$(407.43)	$656.70	$478.78	$(179.52)	$250.24
Total return	(5.64)%	10.00%	7.86%	(2.86)%	4.16%

Class I Units
Net asset value per unit	$1,178.69	$1,237.43	$1,114.41	$1,023.49	$1,043.79
Increase (decrease) in net asset value per unit	$(58.74)	$123.02	$90.92	$(20.30)	$51.20
Total return	(4.75)%	11.04%	8.88%	(1.94)%	5.16%

Class R Units
Net asset value per unit	$1,142.67	$1,208.56	$1,096.53	$1,014.58	$1,042.42
Increase (decrease) in net asset value per unit	$(65.89)	$112.03	$81.95	$(27.84)	$43.59
Total return	(5.45)%	10.22%	8.08%	(2.67)%	4.36%

Results from past periods are not necessarily indicative of results that may be expected for any future period.

1 Class A3 Units were introduced in July 2019. Total return for 2019 is for the period from introduction to year end and is not annualized. Class A3 Units were fully redeemed July 1, 2022. Total return for 2022 is for the period from January 1, 2022 to June 30, 2022.

The following unaudited supplementary summarized quarterly data are presented for the three-months ended March 31, June 30, September 30 and December 31, 2023 and 2022.

	March 31, 2023
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$(5,705,973)	$(18,295)	$—	$(2,099,372)	$(15,866)	$(393,451)
Increase (decrease) in net asset value per unit	(246.79)	(62.61)	—	(377.30)	(61.86)	(62.55)
Net asset value per unit	4,125.32	1,115.03	—	6,847.10	1,175.57	1,146.01
Ending net asset value	93,828,135	325,818	—	38,121,634	290,560	7,247,192

	June 30, 2023
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$4,588,751	$11,455	$—	$2,075,632	$16,592	$399,627
Increase (decrease) in net asset value per unit	205.94	59.74	—	373.98	67.13	63.20
Net asset value per unit	4,331.26	1,174.77	—	7,221.08	1,242.70	1,209.21
Ending net asset value	91,677,901	111,336	—	39,141,109	307,151	7,646,819

	September 30, 2023
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$2,391,688	$3,437	$—	$1,233,561	$10,543	$247,793
Increase (decrease) in net asset value per unit	118.22	36.26	—	230.30	42.66	39.18
Net asset value per unit	4,449.48	1,211.03	—	7,451.38	1,285.36	1,248.39
Ending net asset value	90,046,172	114,774	—	39,270,191	317,695	7,894,613

	December 31, 2023
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$(7,914,110)	$(9,875)	$—	$(3,228,674)	$(26,364)	$(665,684)
Increase (decrease) in net asset value per unit	(396.96)	(104.20)	—	(634.41)	(106.67)	(105.72)
Net asset value per unit	4,052.52	1,106.83	—	6,816.97	1,178.69	1,142.67
Ending net asset value	78,554,826	104,898	—	33,308,431	291,331	7,116,554

	March 31, 2022
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$11,243,570	$41,220	$4,440	$4,477,497	$33,238	$814,734
Increase (decrease) in net asset value per unit	439.83	120.98	116.84	746.51	129.59	125.24
Net asset value per unit	4,486.15	1,195.83	1,158.65	7,314.21	1,244.00	1,221.77
Ending net asset value	112,797,320	407,427	44,028	43,695,382	319,057	7,947,998

	June 30, 2022
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$4,333,931	$17,022	$2,229	$1,884,259	$14,444	$344,792
Increase (decrease) in net asset value per unit	171.23	49.96	(1,158.65)	313.14	56.32	52.94
Net asset value per unit	4,657.38	1,245.79	—	7,627.35	1,300.32	1,274.71
Ending net asset value	113,565,223	424,449	—	44,568,288	333,501	8,267,790

	September 30, 2022
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$4,275,697	$12,686	$—	$1,864,728	$15,266	$362,405
Increase (decrease) in net asset value per unit	180.08	52.68	—	330.39	59.52	55.87
Net asset value per unit	4,837.46	1,298.47	—	7,957.74	1,359.84	1,330.58
Ending net asset value	115,267,200	379,420	—	45,084,938	348,767	8,630,195

	December 31, 2022
	Class A	Class A2	Class A3	Class B	Class I	Class R
Net income (loss)	$(11,029,955)	$(35,307)	$—	$(4,143,980)	$(31,395)	$(786,442)
Increase (decrease) in net asset value per unit	(465.35)	(120.83)	—	(733.34)	(122.41)	(122.02)
Net asset value per unit	4,372.11	1,177.64	—	7,224.40	1,237.43	1,208.56
Ending net asset value	102,688,170	344,113	—	40,710,762	317,372	7,764,001

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results of Operations

The annual returns for each class of Units for the years ended December 31, 2023, 2022 and 2021 were:

Class of Units	2023	2022	2021
Class A	(7.31)%	8.05%	5.95%
Class A2	(6.01)%	9.56%	7.44%
Class A3†	n/a	16.85%	7.28%
Class B	(5.64)%	10.00%	7.86%
Class I	(4.75)%	11.04%	8.88%
Class R	(5.45)%	10.22%	8.08%

† Class A3 Units were fully redeemed on July 1, 2022. The return for 2022 is for the period from January 1, 2022 to June 30, 2022.

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

August

Equities fell in August, deviating from the year-long upward trend, with the S&P 500 Index falling -1.59%, bringing the YTD return to up +18.73%. At the same time, bonds again failed to protect investor capital, with the Bloomberg U.S. Aggregate Bond Index selling off -0.64% in the period and briefly moving into negative territory for 2023 before ending August up just +1.37% YTD. Negatively impacting equity and fixed income markets was concern the Federal Reserve would continue its hawkish stance. The U.S. Dollar, however, strengthened against the backdrop of the aforementioned potential Federal Reserve action.

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

October

Equities continued to slide in October, concluding the third negative month in a row, with the S&P 500 Index falling -2.10%, bringing the YTD return to up +10.69%. At the same time, bonds again failed to protect investor capital, with the Bloomberg U.S. Aggregate Bond Index selling off -1.58% in the period and moving further into negative territory for 2023, down -2.77% YTD. Concerns over tighter monetary policy for longer pushed the U.S. 10-year yield to its highest level in more than 15 years. The U.S. Dollar, however, modestly strengthened against the backdrop of the aforementioned potential Federal Reserve action.

Futures Portfolio Fund (the “Fund”) fell in October as a significant and swift shift in a long-term energy up trend proved to be difficult for the Fund’s managers. Outside of energy, the largest detractor to performance, the Fund’s other major sectors were mixed as FX and interest rates gained, while metals and agricultural commodities detracted. Overall, the Fund finished the month with a net loss of (2.52)%, (2.41)%, (2.37)%, (2.30)% and (2.36)% for Class A, A2, B, I and R Units, respectively.

November

Equities rebounded from a three-month slide in November, with the S&P 500 Index posting its best month of 2023, gaining +9.13% and bringing its YTD return to up +20.80%. Bonds continued to move in the same direction, as the Bloomberg U.S. Aggregate Bond Index rebounded from a six-month slide, rising +4.53%. November was, in fact, the best monthly return for the bond index since May 1985, and brought its YTD return to up +1.64%. Outside of traditional asset classes, commodities fell during the period, particularly oil, which added to October’s fall as geopolitical tensions eased. The U.S. Dollar moved downward against the backdrop of shifting investor appetite to risk-on assets.

Futures Portfolio Fund (the “Fund”) fell in November as a significant and swift reversal in a long-term bond trend proved difficult for the Fund’s managers. Foreign Currency (“FX”) was also a notable detractor to Fund performance. Outside of fixed income and FX – the two largest detractors this month - the Fund’s other major market sectors were modest contributors, as commodities and stock indices gained. Overall, the Fund finished the month with a net loss of (3.27)%, (3.15)%, (3.12)%, (3.05)% and (3.11)% for Class A, A2, B, I and R Units, respectively.

December

Equities capped off a strong 2023, up +26.29% in the calendar year with a +4.54% return in December. Bonds continued to move in the same direction, as the Bloomberg U.S. Aggregate Bond Index finished the year up +5.53%, with +3.83% of the return coming in December. Outside of traditional asset classes, commodities fell during the month, particularly oil, which added to recent months’ downward move as geopolitical tensions eased and excess supply concerns surfaced. The U.S. Dollar moved down against the backdrop of shifting investor appetite to risk-on assets.

Futures Portfolio Fund fell in December as a significant and swift reversal in long-term bond and foreign currency trends proved difficult for the Fund’s managers. Metals, energy products, and agricultural commodities modestly detracted while stock indices were a positive contributor to performance. Overall, the Fund finished the month with a net loss of (3.41)%, (3.30)%, (3.27)%, (3.19)% and (3.25% for Class A, A2, B, I and R Units, respectively.

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

February

COVID-19 related market shocks continue to fall by the wayside as rising interest rates and geopolitical tensions dominated the headlines in February. The combination of these events drove the S&P 500 Index down -2.99% in February, bringing year-to- date 2022 performance down to -8.01%. The continued hawkish stance by the Federal Reserve, coupled with persistent high inflation metrics drove bond yields higher for much of the month. This upward trend in bonds quickly shifted on reports of the invasion of Ukraine by Russia. The U.S. 10-Year Treasury fell from highs around 2% as investors quickly shifted to risk-off assets. This level of rates marks a new high since late 2019. Against the backdrop of geopolitical tensions with Russia and Ukraine, oil prices continued their blistering upward trend as West Texas Intermediate surged over +9% in February, bringing the year-to-date increase up over +28%.

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

Futures Portfolio Fund’s strong return in March (+9.37%) received positive contributions from all sectors with energy, currencies, and interest rates leading the way. The strong month highlighted the Fund’s ability to be sizably invested in different themes, which has helped mitigate losses relative to major bond and equity indices in 2022. In energy, decreasing long positioning contributed positively as supply fears stemmed from the aforementioned reasons. Also contributing was long dollar/short foreign currency positioning, which benefited from a flight-to-quality early in the month. Consistent short bond positioning also contributed as yields rose across the globe on the back of rising inflation. While metals, agricultural commodities, and stock indices lagged the other sectors, we are still pleased with their contribution to overall portfolio performance and diversification. The Fund finished with a net gain of 9.12%, 9.25%, 9.24%, 9.29%, 9.37% and 9.30% for Class A, A2, A3, B, I, and R Units, respectively.

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

May

Rising inflation and concerns surrounding China’s zero COVID policy drove financial markets in May as investors assessed their subsequent impact on global economic growth. The S&P 500 Index posted modestly positive performance in May, bringing year-to-date performance to down -12.76%. The Index’s slight gain did not come without its fair share of volatility as numerous companies issued cautious outlooks, raising questions about economic growth and health of the consumer. Additionally, U.S. 10- year yields encroached on a critical 3% level, a point not seen since late 2018. Against the backdrop of Russia’s attack on Ukraine and the uncertainty of supply, oil prices continued their upward trend as West Texas Intermediate surged over +11% in May, bringing the year-to-date increase up over +60%.

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

September

Both stocks and bonds continued their downward trend in September. The Federal Reserve maintained its hawkish stance amid elevated inflation reports, signaling to markets the aggressive rate hikes were far from over. The S&P 500 Index was down - 9.21% in September, its worst month since March of 2020, bringing the year-to-date return to negative -23.87%. The Bloomberg U.S. Aggregate Bond Index was also down, -4.32%, its worst month since February 1980. This marked the eighth month out of nine in 2022 in which broad-based stock and bond indices moved in the same direction. Oil markets fell as recessionary fears, sparked by a Federal Reserve misstep, overwhelmed supply concerns relating to geopolitical tensions.

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

The Fund was profitable for most of January, continuing to build on bullish trends in agricultural products and equities. However, the volatility of the markets in the last few days of the month (the VIX spiked 62% on Jan. 27th) worked to offset those gains, resulting in a loss for the Fund that could not recover before month-end. Overall, during the month unprofitable trading in currency and fixed income markets more than offset positive contributions from positions in agricultural commodities and, to a lesser extent, equities. Long foreign currency positions including the Euro and Yen were hurt by the rallying dollar, which clawed back some of its losses from last year. In fixed income trading, long exposure in the U.S. and Europe were hurt by rising rates. Long positions in agricultural commodities provided a lift, particularly in corn and soybean. The Fund finished with a net loss of (2.02)%, (1.90)%, (1.92)%, (1.87)%, (1.80)% and (1.86)% for Class A, A2, A3, B, I, and R Units, respectively.

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

In addition to subjecting the Fund to market risk, upon entering into futures and forward currency contracts there is a risk that the counterparty will not be able to meet its obligations to the Fund. The counterparty for futures contracts traded in the U.S. and on most foreign exchanges is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non- performance by one of their members and, as such, should significantly reduce this risk. In cases where the clearinghouse is not backed by the clearing members, as is the case with some foreign exchanges, it is normally backed by a consortium of banks or other financial institutions.

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

In the case of market sensitive instruments that are not exchange-traded (including currencies, certain energy products and metals), the margin requirements required by the forward counterparty is used as Value at Risk.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2023, by market sector.

Agricultural Commodities

The Fund takes positions in a broad range of agricultural futures, including soybeans, wheat, corn, sugar, and cotton among others. Prices in these markets can be affected by changes in demand, as well as changes in supply factors such as weather and inventory levels.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the significant non-trading risk exposures of the Fund as of December 31, 2023 and 2022.

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

Evaluation of Disclosure Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at December 31, 2023 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2023, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework published in 2013. Based on that assessment, management concluded that, as of December 31, 2023, the Fund’s internal control over financial reporting is effective based on the criteria established in Internal Control- Integrated Framework published in 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Section 16 (A) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires that reports of beneficial ownership of limited partner interests and changes in such ownership be filed with the SEC by Section 16 “reporting persons.” The Fund is required to disclose in this annual report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16(a) on a timely basis during the year ended December 31, 2023. During the year ended December 31, 2023, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

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

The following fees were paid by the Fund to the General Partner:

●	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, A3, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, A3, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears. During 2023, 2022 and 2021, the General Partner earned $2,086,653, $2,458,100 and $2,468,582, respectively, in General Partner management fees.

●	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units. The general partner performance fee is payable quarterly in arrears. During 2023, 2022 and 2021, the General Partner did not earn any General Partner performance fees.

●	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class A3 Units may pay an up-front sales commission of up to 2% of the offering price and a 0.75% per annum selling agent fee. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the statements of operations. The General Partner, in turn, pays the selling agent fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fee are retained by the General Partner. During 2023, 2022 and 2021, the General Partner earned $1,851,819, $2,237,118 and $2,253,920, respectively, in selling agent fees.

●	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units and such amounts are included in selling agent and broker dealer servicing fees – General Partner in the statements of operations. The General Partner, in turn, pays the fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fee are retained by the General Partner. During 2023, 2022 and 2021, the General Partner earned $77,316, $87,032 and $87,884, respectively, in broker dealer servicing fees.

●	Administrative Fee – each class of Units incurs a monthly General Partner administrative fee equal to 1/12th of 0.45% of Fund net assets at the end of each month, payable in arrears. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other commodity pools with which the Fund may have investments). The General Partner uses a portion of this fee to pay third party service providers. During 2023, 2022 and 2021, the General Partner earned $626,921, $738,438 and $741,482, respectively, in administrative fees.

Additionally, each year the General Partner receives from the Fund 1% of any net income earned by the Fund or pays to the Fund 1% of any net loss incurred by the Fund. For the years ended December 31, 2023, 2022 and 2021, the General Partner received from or paid the Fund the following amounts:

Year	Received from the Fund	Paid to the Fund
2023	$—	$91,905
2022	138,536	—
2021	107,771	—
Total	$246,307	$91,905

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Fund has no officers or directors as its affairs are managed by the General Partner, and there are no securities authorized for issuance under an equity compensation plan.

At February 28, 2024, the General Partner did not own any Units; however, a Principal of the General Partner had the following investment in the Fund: 13.9977 Class B Units with a Value of $95,422 as of December 31. 2023. The General Partner does participate in the profits or losses of the Fund through its general partner 1 percent allocation, in which it receives 1 percent of the profits or losses of the Fund.

At February 28, 2024, no person or group is known to have been the beneficial owner of more than 5% of the Units.

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

The following table sets forth the fees billed to the Fund for professional audit services provided by RSM US LLP, the Fund’s independent registered public accountant, for the audits of the Fund’s annual financial statements for the years ended December 31, 2023 and 2022, and fees billed for other professional services rendered by RSM US LLP during those years.

Fee Category	2023	2022
Audit fees(1)	$251,500	$236,000
Audit-related fees	—	—
Tax fees(2)	33,000	30,000
All other fees	—	—
Total fees	284,500	266,000

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

The General Partner’s Board of Directors pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms. The General Partner’s Board of Directors approved all the services provided by RSM US LLP during 2023 and 2022 to the Fund described above. The General Partner’s Board of Directors has determined that the payments made to RSM US LLP for these services during 2023 and 2022 are compatible with maintaining that firm’s independence.

Our independent registered public accounting firm is RSM US LLP, Chicago, IL, Auditor ID: 49.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

Futures Portfolio Fund, Limited Partnership

Report of Independent Registered Public Accounting Firm

Statements of Financial Condition as of December 31, 2023 and 2022

Condensed Schedule of Investments as of December 31, 2023

Condensed Schedule of Investments as of December 31, 2022

Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021

Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021

Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2023, 2022 and 2021

Notes to Financial Statements

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial notes or statements thereto.

Exhibits.

The following exhibits are filed herewith or incorporated by reference.

Exhibit No.	Description of Exhibit

1.1(a)	Form of Selling Agreement

3.1(a)	Maryland Certificate of Limited Partnership.

4.1(a)	Limited Partnership Agreement.

10.1(a)	Form of Subscription Agreement

16.1(a)	Letter regarding change in certifying accountant.

31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002

32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	BRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(a)	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement (File no. 000-50728) filed on April 29, 2004 on Form 10 under the 1934 Act, as amended.

SIGNATURES

ursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Name	Title	Date
/s/ Kevin Kinzie Kevin Kinzie	Chief Executive Officer and managing member of the General Partner	March 28, 2024
/s/ Jon Essen Jon Essen	Chief Financial Officer of the General Partner	March 28, 2024

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 28, 2024	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, LLC General Partner

	By:	/s/ Kevin Kinzie
	Name:	Kevin Kinzie
	Title:	Chief Executive Officer and managing member of the General Partner

Report of Independent Registered Public Accounting Firm

To the Partners of Futures Portfolio Fund, Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of Futures Portfolio Fund, Limited Partnership (the Fund), as of December 31, 2023 and 2022, the related statements of operations, and cash flows, and changes in partners’ capital (net asset value) for each of the three years in the period ended December 31, 2023, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the General Partner and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ RSM US LLP

We have served as the Fund’s auditor since 2007.

Chicago, Illinois

March 28, 2024

Futures Portfolio Fund, Limited Partnership
Statements of Financial Condition
December 31, 2023 and 2022

	2023	2022
Assets
Equity in broker trading accounts
Cash	$38,283,809	$41,012,793
Net unrealized gain (loss) on open futures contracts	(739,897)	2,399,627
Net unrealized gain (loss) on open forward currency contracts	(1,721,859)	29,573
Net unrealized gain (loss) on swap contracts	18	1,039
Total equity in broker trading accounts	35,822,071	43,443,032
Cash and cash equivalents	5,806,473	10,838,660
Investment in private investment company, at fair value (cost$ 2,237,264 and $1,140,000)	2,248,182	3,296,431
Investment in securities, at fair value (cost $77,451,839 and $98,382,987)	77,382,955	96,080,516
General Partner 1% allocation receivable	91,905	—
Exchange membership, at fair value (cost $189,000 and $189,000)	114,000	187,000
Dividend receivable	30,595	21,237
Total assets	$121,496,181	$153,866,876

Liabilities and Partners’ Capital (Net Asset Value) Liabilities
Trading Advisor management fees payable	$143,713	$186,021
Trading Advisor incentive fees payable	—	354,828
Commissions and other trading fees payable on open contracts	19,591	20,941
Cash Managers fees payable	27,533	30,471
General Partner management and performance fees payable	151,291	190,906
General Partner 1% allocation payable	—	138,536
Selling Agent payable - General Partner	133,452	172,558
Broker dealer servicing fees payable - General Partner	5,622	6,831
Administrative fee payable - General Partner	44,243	56,160
Interest payable	40,887	21,369
Redemption payable	1,544,109	701,837
Subscriptions received in advance	9,700	162,000
Total liabilities	2,120,141	2,042,458

Partners’ Capital (Net Asset Value)
Class A Interests – 19,384.2057 and 23,487.0847 units
outstanding at December 31, 2023 and December 31, 2022, respectively	78,554,826	102,688,170
Class A2 Interests – 94.7752 and 292.2072 units
outstanding at December 31, 2023 and December 31, 2022, respectively	104,898	344,113
Class B Interests – 4,886.1080 and 5,635.1789 units
outstanding at December 31, 2023 and December 31, 2022, respectively	33,308,431	40,710,762
Class I Interests – 247.1650 and 256.4767 units
outstanding at December 31, 2023 and December 31, 2022, respectively	291,331	317,372
Class R Interests – 6,228.0149 and 6,424.1565 units
outstanding at December 31, 2023 and December 31, 2022, respectively	7,116,554	7,764,001
Total partners’ capital (net asset value)	119,376,040	151,824,418

Total liabilities and partners’ capital (net asset value)	$121,496,181	$153,866,876

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments
December 31, 2023

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$2,500,000	1/31/24	U.S. Treasury	2.25%	$2,516,593	2.11%
2,000,000	2/29/24	U.S. Treasury	1.50%	1,997,160	1.67%
1,000,000	3/31/24	U.S. Treasury	2.25%	998,094	0.84%
5,000,000	4/15/24	U.S. Treasury	0.38%	4,934,362	4.13%
1,000,000	6/30/24	U.S. Treasury	2.00%	994,164	0.83%
2,000,000	4/30/25	U.S. Treasury	3.88%	1,994,962	1.67%
2,000,000	5/31/25	U.S. Treasury	4.25%	1,999,467	1.67%
2,500,000	11/15/25	U.S. Treasury	4.50%	2,522,502	2.12%
2,500,000	4/15/26	U.S. Treasury	3.75%	2,496,811	2.09%
Total U.S. Treasury securities (cost: $20,232,161)				20,454,115	17.13%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$700,000	2/23/24	Toyota Motor Credit Corp.	5.30%	$694,225	0.58%
800,000	3/15/24	Volvo Treasury NA LP	5.38%	790,796	0.66%
Banks
800,000	1/5/24	MUFG Bank, Ltd., New York Branch	4.63%	799,280	0.67%
Beverages
800,000	1/4/24	Brown-Forman Corporation	4.52%	799,398	0.66%
Diversified financial services
800,000	1/26/24	Cabot Trail Funding LLC	5.25%	796,736	0.67%
700,000	1/22/24	DCAT, LLC	5.29%	697,530	0.58%
900,000	1/4/24	Equitable Short Term Funding LLC	4.58%	899,313	0.76%
800,000	3/4/24	Fairway Finance Company LLC	5.37%	792,128	0.66%
800,000	2/27/24	Gotham Funding Corporation	5.39%	792,814	0.66%
900,000	1/12/24	Liberty Street Funding LLC	5.11%	898,213	0.75%
800,000	1/2/24	National Rural Utilities Cooperative Finance Corporation	4.09%	799,637	0.68%
800,000	1/31/24	Sheffield Receivables Company LLC	5.38%	796,053	0.67%
800,000	2/6/24	Thunder Bay Funding, LLC	5.31%	795,398	0.67%
Energy
800,000	1/8/24	Berkshire Hathaway Energy Company	4.93%	798,904	0.67%
Insurance
700,000	2/9/24	Pacific Life Short Term Funding LLC	5.27%	695,695	0.58%
Machinery
800,000	1/16/24	John Deere Capital Corporation	5.02%	797,994	0.67%
Total U.S. commercial paper (cost: $12,583,605)				12,644,114	10.59%

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments
December 31, 2023

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Banks
$800,000	1/22/24	Bank of Montreal	5.18%	797,235	0.67%
800,000	1/11/24	Barclays Bank PLC	5.12%	798,520	0.67%
900,000	1/25/24	National Bank of Canada	5.22%	896,477	0.74%
655,000	1/18/24	Oversea-Chinese Banking Corporation Limited	5.24%	653,092	0.55%
Diversified financial services
800,000	1/10/24	Experian Finance plc	5.04%	798,656	0.67%
750,000	1/2/24	Longship Funding Designated Activity Company	4.14%	749,655	0.63%
Total foreign commercial paper (cost: $4,664,983)				4,693,635	3.93%
Total commercial paper (cost: $17,248,588)				17,337,749	14.52%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$3,000,000	5/1/25	Boeing Company	4.88%	3,009,047	2.52%
Automotive
4,000,000	6/14/24	NVIDIA Corporation	0.58%	3,911,586	3.28%
Banks
1,000,000	2/4/25	Bank of America Corporation	1.84%	1,001,676	0.84%
3,500,000	1/26/26	KeyBank National Association	4.70%	3,484,531	2.92%
2,000,000	12/6/24	Truist Bank	2.15%	1,943,377	1.62%
3,750,000	1/24/24	Wells Fargo & Company	3.75%	3,806,220	3.19%
Diversified financial services
1,000,000	8/18/24	Air Lease Corporation	0.80%	971,412	0.81%
4,000,000	1/8/24	Athene Global Funding	0.95%	4,009,724	3.36%
714,000	4/1/24	Brookfield Finance LLC	4.00%	718,093	0.60%
Machinery
2,000,000	1/10/25	John Deere Capital Corp FXD	1.25%	1,941,228	1.63%
Telecommunications
1,500,000	3/22/24	Verizon Communications Inc.	0.75%	1,487,364	1.25%
Total U.S. corporate notes (cost: $26,739,459)				26,284,258	22.02%

Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments
December 31, 2023

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,000,000	12/11/26	The Toronto-Dominion Bank	5.26%	$1,023,217	0.86%
Diversified financial services
4,000,000	1/13/25	UBS AG	1.38%	3,878,058	3.25%
Total foreign corporate notes (cost: $4,931,400)				4,901,275	4.11%
Total corporate notes (cost: $31,670,859)				31,185,533	26.13%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
291,097	9/15/26	Capital One Prime Auto Receivables Trust 2021-1	0.77%	281,779	0.24%
36,022	2/17/26	CarMax Auto Owner Trust 2021-2	0.52%	35,232	0.03%
518,157	6/15/26	CarMax Auto Owner Trust 2021-3	0.55%	501,736	0.42%
605,434	4/15/33	Chesapeake Funding II LLC - 2018 - 2	0.47%	590,823	0.49%
395,000	7/15/30	Ford Credit Auto Owner Trust 2019-Rev1	3.52%	395,487	0.33%
261,063	6/15/26	Ford Credit Auto Owner Trust 2022-A	1.29%	254,303	0.21%
375,000	11/16/26	Mercedes-Benz Auto Receivables Trust 2023-2	5.92%	378,682	0.32%
198,000	6/15/26	Santander Consumer Auto Receivables Trust 2021-A	0.48%	193,739	0.16%
69,230	1/15/26	Santander Drive Auto Receivables Trust 2022-7	5.81%	69,394	0.06%
256,619	1/15/26	Santander Drive Auto Receivables Trust 2023-2	5.87%	257,284	0.22%
188,709	2/16/27	Santander Drive Auto Receivables Trust 2023-4	6.18%	189,696	0.16%
575,000	11/25/31	Toyota Auto Loan Extended Note Trust 2019-1	2.56%	570,846	0.48%
85,777	10/15/25	Toyota Auto Receivables 2020-C Owner Trust	0.57%	84,552	0.07%
550,000	9/15/26	Toyota Auto Receivables 2022-B Owner Trust	2.93%	539,781	0.45%
Credit cards
195,000	11/16/26	American Express Credit Account Master Trust, Series 2021-1	0.90%	188,188	0.16%
101,000	9/16/24	Barclays Dryrock Issuance Trust, Series 2021-1	0.63%	97,744	0.08%
1,625,000	7/15/24	Capital One Multi-Asset Execution Trust, Series 2021-1	0.55%	1,584,139	1.33%
450,000	4/22/24	Citibank Credit Card Issuance Trust	6.09%	451,129	0.38%
64,000	9/15/24	Discover Card Execution Note Trust	0.58%	61,896	0.05%
Equipment
416,089	3/14/29	CCG Receivables Trust 2021-2	0.54%	404,233	0.34%
348,470	1/21/25	Dllst 2022-1 Llc	3.40%	346,532	0.29%
88,273	9/20/29	HPEFS Equipment Trust 2022-2	3.15%	88,052	0.07%
602,613	6/13/28	Mmaf Equipment Finance Llc 2021-A	0.56%	575,377	0.48%
275,000	7/20/28	Verizon Master Trust	1.53%	264,934	0.22%
Total U.S. asset backed securities (cost: $8,300,231)				8,405,558	7.04%
Total investments in securities (cost: $77,451,839)				$77,382,955	64.82%

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2023

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$(116,871)	(0.10)%
Currencies	93,565	0.08%
Energy	(367,095)	(0.31)%
Equity indices	246,214	0.21%
Interest rate instruments	143,787	0.12%
Metals	950,297	0.80%
Net unrealized gain (loss) on open long U.S. futures contracts	949,897	0.80%

Short U.S. Futures Contracts
Agricultural commodities	404,628	0.34%
Currencies	(170,074)	(0.14)%
Energy	96,029	0.08%
Equity indices	(137,980)	(0.12)%
Interest rate instruments	(1,637,022)	(1.36)%
Metals	(1,135,292)	(0.96)%
Net unrealized gain (loss) on open short U.S. futures contracts	(2,579,711)	(2.16)%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	(1,629,814)	(1.36)%

Long Foreign Futures Contracts
Agricultural commodities	223,122	0.19%
Currencies	(84,588)	(0.07)%
Equity indices	275,581	0.23%
Interest rate instruments	1,037,120	0.87%
Metals	(6,427)	(0.01)%
Net unrealized gain (loss) on open long foreign futures contracts	1,444,808	1.21%

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2023

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS (continued)
Short Foreign Futures Contracts
Agricultural commodities	$159,588	0.13%
Currencies	(141,652)	(0.11)%
Energy	(114,659)	(0.10)%
Equity indices	(103,131)	(0.09)%
Interest rate instruments	(355,037)	(0.29)%
Net unrealized gain (loss) on open short foreign futures contracts	(554,891)	(0.46)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	889,917	0.75%

Net unrealized gain (loss) on open futures contracts	$(739,897)	(0.61)%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$1,245,553	1.04%
Short	(2,360,245)	(1.97)%
Net unrealized gain (loss) on open U.S. forward currency contracts	(1,114,692)	(0.93)%

Foreign Forward Currency Contracts
Long	(535,092)	(0.45)%
Short	(72,075)	(0.06)%
Net unrealized gain (loss) on open foreign forward currency contracts	(607,167)	(0.51)%

Net unrealized gain (loss) on open forward currency contracts	$(1,721,859)	(1.44)%

TOTAL RETURN SWAP CONTRACTS
Long	18	0.00%
Short	—	0.00%
	18	0.00%
INVESTMENT IN PRIVATE INVESTMENT COMPANY[3]
Galaxy East Alpha (cost: $2,237,264)	$2,248,182	1.88%

[1]	Represents the annualized yield at date of purchase for discount securities or the stated coupon rate for coupon-bearing securities.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

[3]	Private investment company is a separate series that is part of the Galaxy Plus Managed Account Platform (Platform), which is sponsored by New Hyde Park Alternative Funds, LLC (Sponsor). Each series on the Platform invests in Master Fund that allocates assets to a Commodity Trading Advisor (“CTA”). The CTA of our master fund investment trades global commodities markets primarily through futures contracts. The CTA is paid a management fee of up to 1.00% and a 20% share of the trading profits which are included in the net asset value of the underlying investment. The Fund may redeem any portion of its investment on a daily basis. Any requested redemption will be satisfied within two days. There are no restrictions on liquidity for the Fund.

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2022

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$2,500,000	2/15/23	U.S. Treasury	2.00%	$2,511,464	1.65%
3,000,000	5/31/23	U.S. Treasury	2.75%	2,984,284	1.97%
7,000,000	8/15/23	U.S. Treasury	2.50%	6,967,663	4.59%
2,500,000	12/28/23	U.S. Treasury	4.68%	2,387,563	1.57%
Total U.S. Treasury securities (cost: $14,934,334)				14,850,974	9.78%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Agriculture
$1,200,000	2/2/23	Philip Morris International Inc.	4.27%	$1,195,307	0.79%
Automotive
1,200,000	1/12/23	PACCAR Financial Corp.	3.88%	1,198,460	0.79%
Beverages
1,200,000	2/6/23	Brown-Forman Corporation	4.48%	1,194,480	0.78%
Diversified financial services
1,200,000	1/6/23	DCAT, LLC	3.63%	1,199,295	0.79%
1,200,000	1/18/23	Fairway Finance Corp.	3.98%	1,197,620	0.79%
1,200,000	1/17/23	National Rural Utilities Cooperative Finance Corporation	4.34%	1,197,547	0.79%
Machinery
1,200,000	1/24/23	Caterpillar Financial Services Corporation	4.13%	1,196,703	0.79%
Manufacturing
1,200,000	1/3/23	Koch Industries, Inc.	3.04%	1,199,729	0.79%
Pharmaceuticals
1,200,000	1/26/23	Roche Holdings, Inc.	4.09%	1,196,458	0.79%
1,200,000	1/30/23	Novartis Finance Corporation	4.16%	1,195,843	0.79%
Water
1,200,000	1/9/23	American Water Capital Corp.	3.83%	1,198,867	0.79%
Total U.S. commercial paper (cost: $13,143,256)				13,170,309	8.68%

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2022

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Diversified financial services
1,200,000	1/11/23	Anglesea Funding Plc	3.99%	$1,198,550	0.79%
1,200,000	1/12/23	Experian Finance plc	4.17%	1,198,343	0.79%
1,200,000	1/20/23	Longship Funding Designated Activity Company	4.04%	1,197,315	0.79%
Manufacturing
1,200,000	3/1/23	Glencove Funding DAC	4.54%	1,190,914	0.78%
Telecommunications
1,200,000	1/4/23	Telstra Group Limited	3.60%	1,199,550	0.79%
Total foreign commercial paper (cost: $5,969,247)				5,984,672	3.94%
Total commercial paper (cost: $19,112,503)				19,154,981	12.62%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$3,000,000	5/1/25	Boeing Company	4.88%	3,006,405	1.98%
1,600,000	8/16/23	Raytheon Technologies Corporation	3.65%	1,608,614	1.06%
Automotive
4,000,000	6/14/24	NVIDIA Corporation	0.58%	3,775,815	2.49%
Banks
2,000,000	7/23/24	Bank of America Corporation	3.86%	2,012,167	1.33%
4,000,000	5/5/23	Credit Suisse AG, New York Branch	1.00%	3,924,762	2.59%
4,000,000	12/5/24	JPMorgan Chase & Co.	4.02%	3,954,678	2.59%
2,000,000	12/6/24	Truist Bank	2.15%	1,908,014	1.26%
4,250,000	1/24/24	Wells Fargo & Company	3.75%	4,270,464	2.81%
Diversified financial services
4,000,000	1/8/24	Athene Global Funding	0.95%	3,818,549	2.52%
2,700,000	4/1/24	Brookfield Finance LLC	4.00%	2,683,163	1.76%
4,600,000	3/8/24	Goldman Sachs Group, Inc.	0.67%	4,556,776	3.00%
600,000	12/7/23	The Bank of New York Mellon Corporation	0.35%	575,549	0.38%
Machinery
2,000,000	1/10/25	John Deere Capital Corp FXD	1.25%	1,881,615	1.24%
Media
3,000,000	3/15/24	Warner Media Holdings, Inc.	3.43%	2,940,371	1.94%
Pharmaceuticals
3,500,000	2/1/23	Zoetis Inc.	3.25%	3,541,428	2.33%
Telecommunications
3,000,000	3/22/24	Verizon Communications Inc.	0.75%	2,840,387	1.87%
Total U.S. corporate notes (cost: $49,289,980)				47,298,757	31.15%

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2022

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$3,000,000	6/9/23	Nordea Bank	1.00%	$2,950,092	1.94%
Diversified financial services
4,000,000	1/13/25	UBS AG	1.38%	3,745,827	2.47%
Total foreign corporate notes (cost: $6,932,130)				6,695,919	4.41%
Total corporate notes (cost: $56,222,110)				53,994,676	35.56%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
246,857	6/18/25	Americredit Automobile Receivables Trust 2020-3	0.53%	244,152	0.16%
794,312	12/26/24	Bmw Vehicle Lease Trust 2021-2	0.33%	776,706	0.51%
400,000	9/15/26	Capital One Prime Auto Receivables Trust 2021-1	0.77%	376,421	0.25%
323,939	12/16/24	CarMax Auto Owner Trust 2019-2	2.77%	322,420	0.21%
86,691	2/17/26	Carmax Auto Owner Trust 2021-2	0.52%	83,462	0.05%
174,329	1/10/25	Carvana Auto Receivables Trust 2021-P3	0.38%	172,812	0.11%
83,817	6/9/25	Carvana Auto Receivables Trust, Series 2020-P1	0.44%	82,401	0.05%
150,413	4/15/33	Chesapeake Funding II LLC - 2018 - 2	0.47%	145,510	0.10%
124,563	4/15/24	Ford Credit Auto Lease Trust 2021-B	0.24%	124,283	0.08%
475,000	1/15/30	Ford Credit Auto Owner Trust 2018-Rev2	3.47%	469,456	0.31%
896,704	8/15/24	Nissan Auto Lease Trust 2022-A	4.49%	897,953	0.60%
191,046	4/15/25	Santander Consumer Auto Receivables Trust 2020-B	0.54%	189,805	0.13%
198,000	6/15/26	Santander Consumer Auto Receivables Trust 2021-A	0.48%	185,002	0.12%
241,520	10/15/26	Santander Drive Auto Receivables Trust 2022-2	1.98%	241,022	0.16%
279,144	3/17/25	Santander Drive Auto Receivables Trust 2022-3	2.76%	278,344	0.18%
298,000	1/15/26	Santander Drive Auto Receivables Trust 2022-7	5.81%	298,599	0.20%
331,403	4/22/24	Santander Retail Auto Lease Trust 2020-B	0.57%	325,429	0.21%
265,000	12/20/24	Santander Retail Auto Lease Trust 2020-B	0.00%	255,642	0.17%
181,367	3/20/25	TESLA 2021-A A2	0.36%	179,909	0.12%
100,000	11/25/31	Toyota Auto Loan Extended Note Trust 2019-1	2.56%	96,494	0.06%
118,000	10/15/25	Toyota Auto Receivables 2020-C Owner Trust	0.57%	111,807	0.07%
Credit cards
281,000	12/15/23	BA Credit Card Trust	0.34%	269,125	0.18%
Equipment
348,000	5/22/26	Dell Equipment Finance Trust 2021-1	0.43%	341,506	0.22%
281,204	3/20/24	Dllmt 2021-1 LLC	0.60%	278,181	0.18%
575,000	1/21/25	Dllst 2022-1 LLC	3.40%	561,485	0.38%
239,148	3/20/31	HPEFS Equipment Trust 2021-1	0.32%	236,672	0.16%
67,918	4/15/24	MMAF Equipment Finance LLC 2021-A	0.30%	67,553	0.04%
19,683	7/22/24	Verizon Owner Trust 2020-A	1.85%	19,602	0.01%
455,631	4/21/25	Verizon Owner Trust 2020-C	0.41%	448,132	0.30%
Total U.S. asset backed securities (cost: $8,114,040)				8,079,885	5.32%
Total investments in securities (cost: $98,382,987)				$96,080,516	63.28%

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2022

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$676,373	0.45%
Currencies	157,123	0.10%
Energy	873,475	0.58%
Equity indices	(35,890)	(0.02)%
Interest rate instruments	(399,535)	(0.27)%
Metals	3,082,088	2.03%
Net unrealized gain (loss) on open long U.S. futures contracts	4,353,634	2.87%

Short U.S. Futures Contracts
Agricultural commodities	(95,781)	(0.06)%
Currencies	(57,598)	(0.04)%
Energy	259,179	0.17%
Equity indices	90,775	0.06%
Interest rate instruments	434,383	0.29%
Metals	(3,180,289)	(2.10)%
Net unrealized gain (loss) on open short U.S. futures contracts	(2,549,331)	(1.68)%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	1,804,303	1.19%

Long Foreign Futures Contracts
Agricultural commodities	156,831	0.10%
Currencies	18,701	0.01%
Energy	(46,067)	(0.03)%
Equity indices	(1,489,856)	(0.98)%
Interest rate instruments	(1,199,190)	(0.79)%
Metals	(15,685)	(0.01)%
Net unrealized gain (loss) on open long foreign futures contracts	(2,575,266)	(1.70)%

Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2022

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS (continued)
Short Foreign Futures Contracts
Agricultural commodities	$(36,442)	(0.02)%
Currencies	259,386	0.17%
Energy	68,120	0.04%
Equity indices	111,152	0.07%
Interest rate instruments	2,768,374	1.83%
Net unrealized gain (loss) on open short foreign futures contracts	3,170,590	2.09%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	595,324	0.39%

Net unrealized gain (loss) on open futures contracts	$2,399,627	1.58%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$742,534	0.49%
Short	(442,599)	(0.29)%
Net unrealized gain (loss) on open U.S. forward currency contracts	299,935	0.20%

Foreign Forward Currency Contracts
Long	(151,160)	(0.10)%
Short	(119,202)	(0.08)%
Net unrealized gain (loss) on open foreign forward currency contracts	(270,362)	(0.18)%

Net unrealized gain (loss) on open forward currency contracts	$29,573	0.02%

TOTAL RETURN SWAP CONTRACTS
Long	1,072	0.00%
Short	(33)	0.00%
	1,039	0.00%
INVESTMENT IN PRIVATE INVESTMENT COMPANY[3]
Galaxy East Alpha (cost: $1,140,000)	$3,296,431	2.17%

[1]	Represents the annualized yield at date of purchase for discount securities or the stated coupon rate for coupon-bearing securities.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

[3]	Private investment company is a separate series that is part of the Galaxy Plus Managed Account Platform (Platform), which is sponsored by New Hyde Park Alternative Funds, LLC (Sponsor). Each series on the Platform invests in Master Fund that allocates assets to a Commodity Trading Advisor (“CTA”). The CTA of our master fund investment trades global commodities markets primarily through futures contracts. The CTA is paid a management fee of up to 1.00% and a 20% share of the trading profits which are included in the net asset value of the underlying investment. The Fund may redeem any portion of its investment on a daily basis. Any requested redemption will be satisfied within two days. There are no restrictions on liquidity for the Fund.

Futures Portfolio Fund, Limited Partnership

Statements of Operations

Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures, futures options, swaps and forward contracts	$(505,837)	$22,391,642	$23,148,851
Investment in private investment company	(11,736)	2,212,908	3,900,089
Investments in securities	(729,841)	(287,406)	374,615
Net change in unrealized gain (loss) on:
Futures, futures options, swaps and forward contracts	(4,891,977)	2,555,134	(8,119,173)
Investment in private investment company	(2,145,513)	(261,911)	2,418,342
Investments in securities and certificates of deposit	2,215,424	(1,721,642)	(1,372,619)
Exchange membership	(73,000)	75,000	61,000
Brokerage commissions and trading expenses	(922,916)	(991,017)	(1,156,340)
Net realized and change in unrealized gain (loss) on investments	(7,065,396)	23,972,708	19,254,765

Net Investment Income (Loss)
Income
Interest and dividend income	4,896,631	2,228,346	926,861

Expenses
Trading Advisor management fees	1,944,813	2,438,667	2,443,592
Trading Advisor incentive fees	310,713	4,254,074	1,261,331
Cash Managers fees	123,490	134,010	147,749
General Partner management and performance fees	2,086,653	2,458,100	2,468,582
Selling agent fees - General Partner	1,851,819	2,237,118	2,253,920
Broker dealer servicing fees - General Partner	77,316	87,032	87,884
General Partner 1% allocation	(91,905)	138,536	107,771
Administrative fee - General Partner	626,921	738,438	741,482
Total expenses	6,929,820	12,485,975	9,512,311
Net investment income (loss)	(2,033,189)	(10,257,629)	(8,585,450)
Net Income (Loss)	$(9,098,585)	$13,715,079	$10,669,315

Futures Portfolio Fund, Limited Partnership

Statements of Operations (continued)

Years Ended December 31, 2023, 2022 and 2021

	Class A Units			Class A2 Units
	2023	2022	2021	2023	2022	2021
Increase (decrease) in net asset value per unit for the year	$(319.59)	$325.79	$227.37	$(70.81)	$102.79	$74.40

Net income (loss) per unit†	$(310.45)	$359.59	$233.75	$(85.38)	$111.90	$69.19

Weighted average number of units outstanding	21,387.3436	24,536.7560	28,354.7193	155.5220	318.3211	397.0801

	Class A3 Units††			Class B Units
	2023	2022	2021	2023	2022	2021
Increase (decrease) in net asset value per unit for the year	$—	$(1,041.81)	$70.66	$(407.43)	$656.70	$478.78

Net income (loss) per unit†	$—	$175.50	$64.64	$(376.57)	$699.31	$494.07

Weighted average number of units outstanding	—	38.0000	49.0909	5,361.1194	5,837.8944	6,873.9572

	Class I Units			Class R Units
	2023	2022	2021	2023	2022	2021
Increase (decrease) in net asset value per unit for the year	$(58.74)	$123.02	$90.92	$(65.89)	$112.03	$81.95

Net income (loss) per unit†	$(60.55)	$123.03	$90.92	$(65.08)	$113.47	$84.32

Weighted average number of units outstanding	249.3139	256.4767	256.4767	6,326.0639	6,481.6076	7,011.1525

†	based on weighted average number of units outstanding during the year.
††	Class A3 Units were fully redeemed on July 1, 2022.

Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows

Years Ended December 31, 2023, 2022 and 2021

	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$(9,098,585)	$13,715,079	$10,669,315
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss from futures, future options, forwards contracts and swap contracts	4,891,977	(2,555,134)	8,427,848
Net realized and change in unrealized (gain) loss on private investment company, securities and certificates of deposit	671,666	58,051	(5,320,427)
Purchases of securities and private investment company	(211,876,630)	(360,508,855)	(369,358,038)
Proceeds from disposition of private investment company and securities	230,950,774	366,048,450	389,541,159
Changes in
Exchange Membership	73,000	(75,000)	(61,000)
Dividend receivable	(9,358)	(20,336)	(901)
Trading Advisor management fee payable	(42,308)	(39,917)	(28,848)
Trading Advisor incentive fee payable	(354,828)	(367,086)	721,914
Commissions and other trading fees payable on open contracts	(1,350)	(1,368)	(8,452)
Cash Manager fees Payable	(2,938)	117	(6,204)
General Partner management and performance fees payable	(39,615)	(1,190)	(30,932)
General Partner 1% allocation receivable / payable	(230,441)	30,765	227,645
Selling Agent fees payable - General Partner	(39,106)	(3,773)	(29,183)
Broker dealer servicing fees payable - General Partner	(1,209)	113	(1,066)
Administrative fee payable – General Partner	(11,917)	(877)	(9,226)
Interest payable	19,518	17,985	3,384
Net cash provided by (used in) operating activities	14,898,650	16,297,024	34,736,987

Cash flows from financing activities
Subscriptions	1,406,000	512,300	1,903,492
Subscriptions received in advance	9,700	162,000	—
Redemptions	(24,075,521)	(15,140,061)	(37,190,168)
Net cash provided by (used in) financing activities	(22,659,821)	(14,465,761)	(35,286,676)

Net increase (decrease) in cash and cash equivalents	(7,761,171)	1,831,263	(549,689)
Cash and cash equivalents, beginning of year	51,851,453	50,020,190	50,569,879
Cash and cash equivalents, end of year	$44,090,282	$51,851,453	$50,020,190

End of year cash and cash equivalents consists of
Cash in broker trading accounts	$38,283,809	$41,012,793	$44,372,309
Cash and cash equivalents	5,806,473	10,838,660	5,647,881
Total end of year cash and cash equivalents	$44,090,282	$51,851,453	$50,020,190

Supplemental disclosure of cash flow information
Prior year redemptions paid	$701,837	$1,285,931	$5,585,666
Prior year subscriptions received in advance	$162,000	$—	$33,000

Supplemental schedule of non-cash financing activities
Redemptions payable	$1,544,109	$701,837	$1,285,931

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2023, 2022 and 2021

	Class A	Class A2	Class A3	Class B	Class I	Class R	Total
Balance at December 31, 2020	$118,745,248	$523,333	$83,577	$45,043,756	$262,500	$7,779,218	$172,437,632
Net income (loss)	6,627,899	27,473	3,173	3,396,250	23,319	591,201	10,669,315
Subscriptions	533,492	—	—	1,403,000	—	—	1,936,492
Redemptions	(21,324,321)	(184,599)	(47,162.00)	(10,097,196)	—	(1,237,155)	(32,890,433)
Transfers	(340,400)	—	—	340,400	—	—	—
Balance at December 31, 2021	104,241,918	366,207	39,588	40,086,210	285,819	7,133,264	152,153,006
Net income (loss)	8,823,243	35,621	6,669	4,082,504	31,553	735,489	13,715,079
Subscriptions	85,000	—	—	427,300	—	—	512,300
Redemptions	(10,051,849)	(57,715)	(46,257)	(4,295,394)	—	(104,752)	(14,555,967)
Transfers	(410,142)	—	—	410,142	—	—	—
Balance at December 31, 2022	102,688,170	344,113	—	40,710,762	317,372	7,764,001	151,824,418
Net income (loss)	(6,639,644)	(13,278)	—	(2,018,853)	(15,095)	(411,715)	(9,098,585)
Subscriptions	826,000	—	—	742,000	—	—	1,568,000
Redemptions	(17,560,350)	(225,937)	—	(6,884,828)	(10,946)	(235,732)	(24,917,793)
Transfers	(759,350)	—	—	759,350	—	—	—
Balance at December 31, 2023	$78,554,826	$104,898	$—	$33,308,431	$291,331	$7,116,554	$119,376,040

The accompanying notes are an integral part of these financial statements.

Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value) continued

Years Ended December 31, 2023, 2022 and 2021

	Units
	Class A	Class A2	Class A3	Class B	Class I	Class R
Balance at December 31, 2020	$31,093.6903	$523.0978	$86.0607	$7,397.6585	$256.4767	$7,667.4336
Subscriptions	133.7636	0.0000	—	218.3534	—	—
Redemptions	(5,378.9986)	(182.39)	(48.0607)	(1,566.2308)	—	(1,162.1188)
Transfers	(86.2821)	—	—	53.7593	—	—
Balance at December 31, 2021	25,762.1732	340.7072	38.0000	6,103.5404	256.4767	6,505.3148
Subscriptions	18.7502	—	—	58.3221	—	—
Redemptions	(2,203.8652)	(48.5000)	(38.0000)	(581.4620)	—	(81.1583)
Transfers	(89.9735)	—	—	54.7784	—	—
Balance at December 31, 2022	23,487.0847	292.2072	—	5,635.1789	256.4767	6,424.1565
Subscriptions	193.3296	—	—	105.8827	—	—
Redemptions	(4,121.4827)	(197.4320)	—	(959.6027)	(9.3117)	(196.1416)
Transfers	(174.7259)	—	—	104.6491	—	—
Balance at December 31, 2023	19,384.2057	94.7752	—	4,886.1080	247.1650	6,228.0149

	Net Asset Value per Unit
	Class A	Class A2	Class A3	Class B	Class I	Class R

December 31, 2023	$4,052.52	$1,106.83	$—	$6,816.97	$1,178.69	$1,142.67
December 31, 2022	4,372.11	1,177.64	—	7,224.40	1,237.43	1,208.56
December 31, 2021	4,046.32	1,074.85	1,041.81	6,567.70	1,114.41	1,096.53

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

Steben & Company, LLC (“General Partner”), is the general partner of the Fund and a Maryland limited liability company registered with the CFTC as a commodity pool operator and a commodities introducing broker, and is also registered with the SEC as a registered investment advisor. The General Partner is a member of the NFA. The General Partner manages all aspects of the Fund’s business and serves as one of the Fund’s selling agents.

Octavus Group is the parent company of LoCorr Fund Management, LLC, which serves as the investment advisor to multiple alternative investment mutual funds. LoCorr Fund Management operates alternative investment funds with a low correlation to traditional asset classes.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2023 and 2022, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through December 31, 2023. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for the current and prior three years.

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

Reclassification

Certain amounts in the 2022 and 2021 financial statements may have been reclassified to conform to the 2023 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

New Accounting Pronouncements

There are no relevant new accounting pronouncements to note for this period.

2.       Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At December 31, 2023
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$(739,897)	$—	$—	$(739,897)
Net unrealized gain (loss) on open forward currency contracts*	—	(1,721,859)	—	(1,721,859)
Net unrealized gain (loss) on swap contracts*	—	18	—	18
Cash and cash equivalents:
Money market funds	1,864,439	—	—	1,864,439
Investment in private investment company	—	—	2,248,182	2,248,182
Investment in securities:
U.S. Treasury securities*	20,454,115	—	—	20,454,115
Asset backed securities*	—	8,405,558	—	8,405,558
Commercial paper*	—	17,337,749	—	17,337,749
Corporate notes*	—	31,185,533	—	31,185,533
Exchange membership	—	114,000	—	114,000
Total	$21,578,657	$55,320,999	$2,248,182	$79,147,838

*	See the condensed schedule of investments for further description.

At December 31, 2022
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$2,399,627	$—	$—	$2,399,627
Net unrealized gain (loss) on open forward currency contracts*	—	29,573	—	29,573
Net unrealized gain (loss) on swap contracts*	—	1,039	—	1,039
Cash and cash equivalents:
Money market funds	4,180,245	—	—	4,180,245
Investment in private investment company	—	—	3,296,431	3,296,431
Investment in securities:
U.S. Treasury securities*	14,850,974	—	—	14,850,974
Asset backed securities*	—	8,079,885		8,079,885
Commercial paper*	—	19,154,981	—	19,154,981
Corporate notes*	—	53,994,676	—	53,994,676
Exchange membership	—	187,000	—	187,000
Total	$21,430,846	$81,447,154	$3,296,431	$106,174,431

*	See the condensed schedule of investments for further description.

There were no Level 3 holdings at December 31, 2023 and 2022, or during the three years ended December 31, 2023.

In addition to the financial instruments listed above, substantially all the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.       Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures, forward currency contracts and swap contracts, none of which are designated as hedging instruments. At December 31, 2023 and 2022, the Fund’s derivative contracts had the following impact on the statements of financial condition:

December 31, 2023

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,459,095	$(788,628)	$670,467
Currencies	333,251	(636,000)	(302,749)
Energy	467,312	(853,037)	(385,725)
Equity indices	765,085	(484,401)	280,684
Interest rate instruments	1,392,319	(2,203,471)	(811,152)
Metals	1,593,837	(1,785,259)	(191,422)
Net unrealized gain (loss) on open futures contracts	$6,010,899	$(6,750,796)	$(739,897)

Net unrealized gain (loss) on open forward currency contracts	$1,826,591	$(3,548,450)	$(1,721,859)

Net unrealized gain (loss) on swap contract	$18	$—	$18

At December 31, 2023, there were 9,399 open futures contracts, 2,620 open forward currency contracts and 253 open swap contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2023 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Liabilities in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank, AG	$(935,202)	$—	$—	$(935,202)
Deutsche Bank Securities, Inc	(648,634)	—	—	(648,634)
SG Americas Securities, LLC	(779,195)	—	—	(779,195)
Goldman Sachs & Co. LLC	(98,707)	—	—	(98,707)
Total	$(2,461,738)	$—	$—	$(2,461,738)

December 31, 2022

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,179,782	$(478,801)	$700,981
Currencies	751,210	(373,598)	377,612
Energy	1,331,889	(177,182)	1,154,707
Equity indices	334,088	(1,657,907)	(1,323,819)
Interest rate instruments	3,320,907	(1,716,875)	1,604,032
Metals	3,703,358	(3,817,244)	(113,886)
Net unrealized gain (loss) on open futures contracts	$10,621,234	$(8,221,607)	$2,399,627

Net unrealized gain (loss) on open forward currency contracts	$2,172,854	$(2,143,281)	$29,573

Net unrealized gain (loss) on swap contracts	$1,072	$(33)	$1,039

At December 31, 2022, there were 10,015 open futures contracts, 2,961 open forward currency contracts and 215 open swap contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2022 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank, AG	$(197,217)	$—	$—	$(197,217)
Deutsche Bank Securities, Inc	1,649,230	—	—	1,649,230
SG Americas Securities, LLC	429,851	—	—	429,851
Goldman Sachs & Co. LLC	548,375	—	—	548,375
Total	$2,430,239	$—	$—	$2,430,239

For the years ended December 31, 2023, 2022 and 2021, the Fund’s futures, forwards and swap contracts had the following impact on the statements of operations:

	2023		2022
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$2,009,524	$(30,513)	$(2,678,624)	$371,527
Currencies	513,203	(680,360)	(389,809)	507,136
Energy	(35,162)	(1,540,432)	12,294,731	899,000
Equity indices	(72,594)	1,604,502	(8,906,934)	(1,717,334)
Interest rate instruments	(242,998)	(2,415,184)	14,260,170	3,149,938
Metals	(2,444,933)	(77,537)	(457,696)	(86,924)
Total futures contracts	(272,960)	(3,139,524)	14,121,838	3,123,343

Future options contracts
Energy	—	—	(508,190)	—
Interest rate instruments	(95,205)	—	—	—
Total future options contracts	(95,205)	—	(508,190)	—
Forward currency contracts	1,204,039	(1,751,432)	9,720,459	(298,466)
Swap contracts	(1,311,983)	(1,021)	(872,588)	(269,743)
Total futures, futures options, swap and forward contracts	$(476,109)	$(4,891,977)	$22,461,519	$2,555,134

	2021
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$5,286,889	$(1,733,318)
Currencies	695,409	(348,301)
Energy	14,790,634	(207,188)
Equity indices	16,065,310	(2,335,551)
Interest rate instruments	(11,179,266)	(2,120,036)
Metals	1,325,991	(2,149,304)
Total futures contracts	26,984,967	(8,893,698)

Future options contracts
Energy	45,100	—
Equity indices	(435,238)	157,775
Interest rate instruments	232,745	—
Total future options contracts	(157,393)	157,775
Forward currency contracts	(3,842,125)	345,968
Swap contracts	178,623	270,782
Total futures, futures options, swap and forward currency	$23,164,072	$(8,119,173)

For the years ended December 31, 2023, 2022 and 2021, the number of futures contracts closed was 412,833, 470,288 and 456,177, respectively, the number of futures options contracts closed was 698, 730 and 2,286, respectively, the number of forward currency contracts closed was 229,843, 257,987 and 371,440, respectively and the number of swap contracts closed was 2,347, 260 and 169, respectively.

4.	General Partner

At December 31, 2023, 2022 and 2021, and for the years then ended, the General Partner did not maintain a capital balance in the Fund.

The following fees are paid to the General Partner:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

▪	Administrative Fee – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the Fund, payable in arrears to the General Partner. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

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

Principal Global Investors, LLC serves as the cash manager for the Fund (the “Cash Manager”). The Fund incurs monthly fees, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.15% and 1/12th of 0.14% of the investments in securities and certificates of deposit as of the period ended December 31, 2023 and 2022, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At December 31, 2023 and 2022, the Fund had assets totaling $35,822,071 and $43,443,032, respectively, with brokers and margin deposit requirements of $24,415,248 and $23,742,431, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A, A2, B and R units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, A2, B, I or R interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At December 31, 2023 and 2022, the Fund received advance subscriptions of $9,700 and $162,000, respectively, which were recognized as subscriptions to the Fund subsequent to period-end.

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

Purchase and sale of futures contracts requires margin deposits with the futures brokers. Additional deposits may be necessary for any loss of contract value. The Commodity Exchange Act (“CE Act”) requires a broker to segregate all customer transactions and assets from such broker’s proprietary activities. A customer’s cash and other property (for example, U.S. Treasury securities) deposited with a broker are considered commingled with all other customer funds subject to the broker’s segregation requirements. In the event of a broker’s insolvency, recovery may be limited to a pro rata share of segregated funds available. It is possible that the recovered amount could be less than (or none of) the total cash and other property deposited. The Fund uses SG Americas Securities, LLC and Deutsche Bank Securities, Inc. as its futures brokers. The Fund uses Goldman Sachs & Company, LLC and Deutsche Bank AG as its forward currency counterparties.

For futures contracts, risks arise from changes in the fair value of the contracts. Theoretically, the Fund is exposed to a market risk equal to the value of futures and forward currency contracts purchased, and unlimited liability on such contracts sold short.

In addition to market risk, upon entering into commodity interest contracts there is a credit risk that a counterparty will not be able to meet its obligations to the Fund. The counterparty for futures and options on futures contracts traded in the U.S. and on most non-U.S. futures exchanges is the clearinghouse associated with such exchanges. In general, clearinghouses are backed by the corporate members of the clearinghouse who are required to share any financial burden resulting from the non- performance by one of their members and, as such, should significantly reduce this credit risk. In cases where the clearinghouse is not backed by the clearing members, like some non-U.S. exchanges, it is normally backed by a consortium of banks or other financial institutions.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.

The following table presents the exposure at December 31, 2023:

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$20,454,115	$12,644,114	$26,284,258	$8,405,558	$67,788,045	56.79%
Ireland	—	749,655	—	—	749,655	0.62%
United Kingdom	—	1,597,176	3,878,058	—	5,475,234	4.58%
Canada	—	1,693,712	1,023,217	—	2,716,929	2.28%
Singapore	—	653,092	—	—	653,092	0.55%
Total	$20,454,115	$17,337,749	$31,185,533	$8,405,558	$77,382,955	64.82%

The following table presents the exposure at December 31, 2022:

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$14,850,974	$13,170,309	$47,298,757	$8,079,885	$83,399,925	54.93%
Ireland	—	3,586,779	—	—	3,586,779	2.36%
United Kingdom	—	1,198,343	3,745,827	—	4,944,170	3.26%
Finland	—	—	2,950,092	—	2,950,092	1.94%
Australia	—	1,199,550	—	—	1,199,550	0.79%
Total	$14,850,974	$19,154,981	$53,994,676	$8,079,885	$96,080,516	63.28%

9.	Indemnifications

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

The following information presents per unit operating performance data and other ratios for the years ended December 31, 2023, 2022 and 2021, assuming the unit was outstanding throughout the entire year:

	2023
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of year	$4,372.11	$1,177.64	$7,224.40	$1,237.43	$1,208.56

Net realized and change in unrealized gain (loss) on investments (1)	(229.78)	(60.79)	(387.10)	(67.28)	(65.26)
Net investment income (loss) (1)	(89.81)	(10.02)	(20.33)	8.54	(0.63)
Total income (loss) from operations	(319.59)	(70.81)	(407.43)	(58.74)	(65.89)

Net asset value per unit, end of year	$4,052.52	$1,106.83	$6,816.97	$1,178.69	$1,142.67

Total return	(7.31)%	(6.01)%	(5.64)%	(4.75)%	(5.45)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)	5.71%	4.34%	3.90%	2.89%	3.65%
General Partner 1% allocation	(0.07)%	(0.07)%	(0.05)%	(0.05)%	(0.05)%
Net total expenses	5.64%	4.27%	3.85%	2.84%	3.60%

Net investment income (loss) (2) (3)	(2.17)%	(0.94)%	(0.34)%	0.65%	(0.11)%

	2022
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of year	$4,046.32	$1,074.85	$1,041.81	$6,567.70	$1,114.41	$1,096.53

Net realized and change in unrealized gain (loss) on investments (1)	637.69	170.40	221.97	1,031.19	173.43	171.00
Net investment income (loss) (1)	(311.90)	(67.61)	(46.47)	(374.49)	(50.41)	(58.97)
Total income (loss) from operations	325.79	102.79	175.50	656.70	123.02	112.03

Redemption value per share	—	—	(1,217.31)	—	—	—

Net asset value per unit, end of year	$4,372.11	$1,177.64	$—	$7,224.40	$1,237.43	$1,208.56

Total return	8.05%	9.56%	16.85%	10.00%	11.04%	10.22%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)	8.25%	6.90%	4.27%	6.38%	5.32%	6.10%
General Partner 1% allocation	0.08%	0.09%	0.16%	0.10%	0.10%	0.09%
Net total expenses	8.33%	6.99%	4.43%	6.48%	5.42%	6.19%

Net investment income (loss) (2) (3)	(6.87)%	(5.55)%	(4.04)%	(5.00)%	(3.92)%	(4.70)%

	2021
	Class A	Class A2	Class A3	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per Unit, beginning of year	$3,818.95	$1,000.45	$971.15	$6,088.92	$1,023.49	$1,014.58

Net realized and change in unrealized gain (loss) on investments (1)	456.98	118.17	113.08	735.11	124.22	122.57
Net investment income (loss) (1)	(229.61)	(43.77)	(42.42)	(256.33)	(33.30)	(40.62)
Total income (loss) from operations	227.37	74.40	70.66	478.78	90.92	81.95

Net asset value per unit, end of year	$4,046.32	$1,074.85	$1,041.81	$6,567.70	$1,114.41	$1,096.53

Total return	5.95%	7.44%	7.28%	7.86%	8.88%	8.08%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)	6.37%	4.93%	5.07%	4.57%	3.54%	4.33%
General Partner 1% allocation	0.06%	0.07%	0.07%	0.08%	0.08%	0.08%
Net total expenses (3)	6.43%	5.00%	5.14%	4.65%	3.62%	4.41%

Net investment income (loss) (2) (4)	(5.80)%	(4.34)%	(4.46)%	(4.00)%	(2.98)%	(3.77)%

†	Class A3 units were fully redeemed on July 1, 2022. The total return for 2022 is for the period from January 1, 2022 to June 30, 2022 and is not annualized.

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

After year end, there were $9,700 of contributions and $2,037,427 of redemptions from the Fund.