Form 10-Q
period 2024-03-31
LOCORR FUTURES PORTFOLIO FUND L.P.
filed 2024-05-15
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

Commission file number: 000-50728

LOCORR FUTURES PORTFOLIO FUND, LIMITED PARTNERSHIP

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Financial Condition

March 31, 2024 (unaudited) and December 31, 2023

	March 31,
	2024	December 31,
	(Unaudited)	2023
Assets
Equity in broker trading accounts
Cash	$47,118,692	$38,283,809
Net unrealized gain (loss) on open futures contracts	5,711,895	(739,897)
Net open futures options contracts (net premium paid $268,275 and $0)	216,263	—
Net unrealized gain (loss) on open forward currency contracts	1,242,987	(1,721,859)
Net unrealized gain (loss) on swap contracts	401	18
Total equity in broker trading accounts	54,290,238	35,822,071
Cash and cash equivalents	6,856,515	5,806,473
Investment in private investment company, at fair value (cost $2,237,264 and $2,237,264)	2,294,736	2,248,182
Investment in securities, at fair value (cost $73,143,954 and $77,451,839)	74,506,587	77,382,955
General Partner 1% allocation receivable	—	91,905
Exchange membership, at fair value (cost $189,000 and $189,000)	128,750	114,000
Dividend receivable	26,360	30,595
Total assets	$138,103,186	$121,496,181

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$157,277	$143,713
Trading Advisor incentive fees payable	1,488,715	—
Commissions and other trading fees payable on open contracts	26,336	19,591
Cash Managers fees payable	25,654	27,533
General Partner management and performance fees payable	170,049	151,291
General Partner 1% allocation payable	186,456	—
Selling Agent payable - General Partner	149,888	133,452
Broker dealer servicing fees payable - General Partner	6,292	5,622
Administrative fee payable - General Partner	49,826	44,243
Interest payable	35,271	40,887
Redemption payable	2,212,126	1,544,109
Subscriptions received in advance	—	9,700
Total liabilities	4,507,890	2,120,141

Partners’ Capital (Net Asset Value)
Class A Interests – 18,732.5910 and 19,384.2057 units
outstanding at March 31, 2024 and December 31, 2023, respectively	87,656,131	78,554,826
Class A2 Interests – 103.5390 and 94.7752 units
outstanding at March 31, 2024 and December 31, 2023, respectively	132,784	104,898
Class B Interests – 4,710.7041 and 4,886.1080 units
outstanding at March 31, 2024 and December 31, 2023, respectively	37,245,736	33,308,431
Class I Interests – 247.1650 and 247.1650 units
outstanding at March 31, 2024 and December 31, 2023, respectively	338,696	291,331
Class R Interests – 6,200.6857 and 6,228.0149 units
outstanding at March 31, 2024 and December 31, 2023, respectively	8,221,949	7,116,554
Total partners’ capital (net asset value)	133,595,296	119,376,040

Total liabilities and partners’ capital (net asset value)	$138,103,186	$121,496,181

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

March 31, 2024 (unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)

INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$1,000,000	3/31/24	U.S. Treasury	2.25%	$1,011,189	0.76%
5,000,000	4/15/24	U.S. Treasury	0.38%	4,998,399	3.74%
1,000,000	6/30/24	U.S. Treasury	2.00%	996,508	0.75%
2,000,000	8/31/24	U.S. Treasury	3.25%	1,988,424	1.49%
2,000,000	4/30/25	U.S. Treasury	3.88%	2,008,400	1.50%
2,000,000	5/31/25	U.S. Treasury	4.25%	2,011,539	1.51%
2,500,000	11/15/25	U.S. Treasury	4.50%	2,530,705	1.89%
2,500,000	4/15/26	U.S. Treasury	3.75%	2,499,417	1.87%
Total U.S. Treasury securities (cost: $16,733,756)				18,044,581	13.51%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$900,000	5/7/24	HSBC USA Inc.	5.26%	$894,870	0.67%
700,000	4/26/24	Mitsubishi UFJ Trust & Banking Corporation (U.S.A)	5.14%	697,202	0.52%
Beverages
700,000	4/12/24	Brown-Forman Corporation	5.02%	698,632	0.52%
Diversified financial services
800,000	5/24/24	Cabot Trail Funding LLC	5.24%	793,473	0.59%
800,000	4/24/24	DCAT, LLC	5.16%	797,017	0.59%
700,000	4/18/24	Fairway Finance Company LLC	5.11%	698,012	0.51%
800,000	4/15/24	Manhattan Asset Funding Company LLC	5.00%	798,112	0.60%
800,000	5/1/24	Sheffield Receivables Company LLC	5.18%	796,203	0.60%
Energy
800,000	4/11/24	Berkshire Hathaway Energy Company	5.05%	798,541	0.60%
800,000	4/2/24	Consolidated Edison Company of New York, Inc.	4.09%	799,637	0.60%
Insurance
800,000	4/18/24	Pacific Life Short Term Funding LLC	5.08%	797,741	0.61%
Machinery
900,000	5/9/24	Cummins Inc.	5.28%	894,590	0.67%
Manufacturing
750,000	4/23/24	EIDP, Inc.	5.20%	747,290	0.56%
Telecommunications
900,000	6/3/24	Cisco Systems, Inc.	5.25%	891,339	0.67%
Total U.S. commercial paper (cost: $11,062,170)				11,102,659	8.31%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2024 (unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$650,000	4/10/24	Magna International Inc.	5.02%	$648,912	0.49%
700,000	4/5/24	Podium Funding Trust	4.57%	699,378	0.52%
Banks
800,000	4/2/24	Barclays Bank PLC - New York Branch	4.03%	799,641	0.60%
Commercial Services
800,000	4/17/24	Experian Finance plc	5.13%	797,832	0.60%
Diversified financial services
800,000	4/3/24	Brookfield Corporate Treasury Ltd.	4.54%	799,495	0.60%
800,000	6/11/24	Goldman Sachs International	5.31%	791,272	0.59%
Energy
700,000	4/23/24	TotalEnergies Capital Société anonyme	5.13%	697,508	0.52%
Manufacturing
800,000	5/31/24	Glencove Funding DAC	5.27%	792,615	0.59%
Total foreign commercial paper (cost: $6,005,912)				6,026,653	4.51%
Total commercial paper (cost: $17,068,082)				17,129,312	12.82%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$3,000,000	5/1/25	Boeing Company	4.88%	$3,028,023	2.27%
Banks
2,000,000	3/11/27	Bank of America Corporation	1.66%	1,864,806	1.40%
1,000,000	3/18/27	Goldman Sachs Bank USA	5.28%	1,001,554	0.74%
2,000,000	12/8/26	JPMorgan Chase Bank, National Association	5.11%	2,033,616	1.51%
3,500,000	1/26/26	KeyBank National Association	4.70%	3,440,460	2.58%
2,000,000	12/6/24	Truist Bank	2.15%	1,966,173	1.47%
Commercial services
1,000,000	8/18/24	Air Lease Corporation	0.80%	982,257	0.74%
Diversified financial services
714,000	4/1/24	Brookfield Finance LLC	4.00%	728,011	0.54%
2,000,000	1/20/27	Morgan Stanley	3.63%	1,944,255	1.46%
1,500,000	2/5/27	National Rural Utilities Cooperative Finance Corporation	4.80%	1,509,128	1.13%
Energy
1,500,000	1/29/26	NextEra Energy Capital Holdings, Inc.	4.95%	1,506,087	1.13%
Equipment
3,000,000	6/14/24	NVIDIA Corporation	0.58%	2,973,824	2.23%
Machinery
2,000,000	1/10/25	John Deere Capital Corporation	1.25%	1,944,060	1.46%
Telecommunications
2,000,000	3/1/27	AT&T Inc.	4.25%	1,966,873	1.47%
Total U.S. corporate notes (cost: $27,013,749)				26,889,127	20.13%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2024 (unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,000,000	12/11/26	The Toronto-Dominion Bank	5.26%	$1,021,972	0.76%
Diversified financial services
3,000,000	1/13/25	UBS AG	1.38%	2,917,704	2.18%
Total foreign corporate notes (cost: $3,948,550)				3,939,676	2.94%
Total corporate notes (cost: $30,962,299)				30,828,803	23.07%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$234,734	9/15/26	Capital One Prime Auto Receivables Trust 2021-1	0.77%	228,116	0.17%
25,397	2/17/26	CarMax Auto Owner Trust 2021-2	0.52%	24,987	0.02%
412,586	6/15/26	CarMax Auto Owner Trust 2021-3	0.55%	401,569	0.30%
400,000	4/26/27	Chase Auto Owner Trust 2024-1	5.48%	400,214	0.30%
457,029	4/15/33	Chesapeake Funding II LLC - 2018 - 2	0.47%	447,378	0.33%
209,002	6/15/26	Ford Credit Auto Owner Trust 2022-A	1.29%	204,187	0.15%
375,000	11/16/26	Mercedes-Benz Auto Receivables Trust 2023-2	5.92%	376,949	0.28%
143,613	6/15/26	Santander Consumer Auto Receivables Trust 2021-A	0.48%	141,256	0.11%
14,777	1/15/26	Santander Drive Auto Receivables Trust 2022-7	5.81%	14,814	0.01%
139,631	3/16/26	Santander Drive Auto Receivables Trust 2023-2	5.87%	140,011	0.10%
133,253	2/16/27	Santander Drive Auto Receivables Trust 2023-4	6.18%	133,831	0.10%
302,743	7/15/27	Santander Drive Auto Receivables Trust 2023-5	6.31%	304,264	0.23%
450,000	1/20/26	Sbna Auto Lease Trust 2024 - A Fund	5.45%	450,077	0.34%
575,000	11/25/31	Toyota Auto Loan Extended Note Trust 2019-1	2.56%	571,177	0.43%
51,234	10/15/25	Toyota Auto Receivables 2020-C Owner Trust	0.57%	50,832	0.04%
476,880	9/15/26	Toyota Auto Receivables 2022-B Owner Trust	2.93%	469,197	0.35%
500,000	7/22/26	Toyota Lease Owner Trust 2024-A	5.33%	499,996	0.37%
Credit cards
195,000	11/15/24	American Express Credit Account Master Trust, Series 2021-1	0.90%	189,659	0.14%
101,000	9/16/24	Barclays Dryrock Issuance Trust, Series 2021-1	0.63%	99,052	0.07%
1,625,000	7/15/24	Capital One Multi-Asset Execution Trust, Series 2021-1	0.55%	1,602,141	1.21%
450,000	4/22/24	Citibank Credit Card Issuance Trust	6.06%	450,729	0.34%
64,000	9/15/24	Discover Card Execution Note Trust	0.58%	62,597	0.05%
Equipment
312,878	3/14/29	CCG Receivables Trust 2021-2	0.54%	305,370	0.23%
186,219	1/21/25	Dllst 2022-1 LLC	3.40%	185,659	0.14%
1	9/20/29	HPEFS Equipment Trust 2022-2	3.15%	1	0.00%
503,244	6/13/28	Mmaf Equipment Finance LLC 2021-A	0.56%	483,351	0.36%
275,000	7/20/28	Verizon Master Trust	1.53%	266,477	0.20%
Total U.S. asset backed securities (cost: $8,379,817)				8,503,891	6.37%
Total investments in securities (cost: $73,143,954)				$74,506,587	55.77%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2024 (unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$640,180	0.48%
Currencies	122,910	0.09%
Energy	845,152	0.64%
Equity indices	442,784	0.33%
Interest rate instruments	9,489	0.01%
Metals[2]	846,561	0.63%
Net unrealized gain (loss) on open long U.S. futures contracts	2,907,076	2.18%

Short U.S. Futures Contracts
Agricultural commodities	(97,388)	(0.07)%
Currencies	538,061	0.39%
Energy	145,258	0.11%
Equity indices	(45,935)	(0.03)%
Interest rate instruments	77,261	0.06%
Metals[2]	(932,849)	(0.70)%
Net unrealized gain (loss) on open short U.S. futures contracts	(315,592)	(0.24)%

Long Foreign Futures Contracts
Agricultural commodities	761,458	0.57%
Currencies	613,197	0.46%
Energy	(741)	0.00%
Equity indices	1,315,765	0.98%
Interest rate instruments	396,152	0.30%
Metals	112,015	0.08%
Net unrealized gain (loss) on open long foreign futures contracts	3,197,846	2.39%

Short Foreign Futures Contracts
Agricultural commodities	(95,399)	(0.07)%
Currencies	2,392	0.00%
Energy	211,026	0.16%
Equity indices	(50,015)	(0.04)%
Interest rate instruments	(145,439)	(0.11)%
Net unrealized gain (loss) on open short foreign futures contracts	(77,435)	(0.06)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	3,120,411	2.33%

Net unrealized gain (loss) on open futures contracts	$5,711,895	4.27%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2024 (unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES OPTIONS CONTRACTS
Long U.S. Futures Options Contracts
Equity indices	$216,263	0.16%
Net open long U.S. futures options contracts (premium paid $268,275)	$216,263	0.16%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long[2]	$(584,314)	(0.44)%
Short[2]	1,609,119	1.21%
Net unrealized gain (loss) on open U.S. forward currency contracts	1,024,805	0.77%

Foreign Forward Currency Contracts
Long	187,679	0.14%
Short	30,503	0.02%
Net unrealized gain (loss) on open foreign forward currency contracts	218,182	0.16%

Net unrealized gain (loss) on open forward currency contracts	$1,242,987	0.93%

TOTAL RETURN SWAP CONTRACTS
Long	$—	0.00%
Short	401	0.00%
	401	0.00%

INVESTMENT IN PRIVATE INVESTMENT COMPANY[3]
Investment in private investment company (cost: $2,237,264)	$2,294,736	1.72%

[1]	Represents the annualized yield at date of purchase for discount securities or the stated coupon rate for coupon-bearing securities.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

[3]	Private investment company is a separate series that is part of the Galaxy Plus Managed Account Platform (Platform), which is sponsored by New Hyde Park Alternative Funds, LLC (Sponsor). Each series on the Platform invests in Master Fund that allocates assets to a Commodity Trading Advisor (“CTA”). The CTA of our master fund investment trades global commodities markets primarily through futures contracts. The CTA is paid a management fee of up to 1.00% and a 20% share of the trading profits which are included in the net asset value of the underlying investment. The Fund may redeem any portion of its investment on a daily basis. Any requested redemption will be satisfied within two days. There are no restrictions on liquidity for the Fund.

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

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

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

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

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

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

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

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

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

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

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Operations

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures, forward and swap contracts	$11,270,365	$(5,343,436)
Investments in securities	(369,880)	(90,453)
Net change in unrealized gain (loss) on:

Futures, futures options, swaps and forward contracts	9,365,008	(1,931,982)
Investment in private investment company	46,554	(392,070)
Investments in securities	368,375	502,337
Exchange membership	14,750	(50,750)
Brokerage commissions and trading expenses	(274,095)	(282,132)
Net realized and change in unrealized gain (loss) on investments	20,421,077	(7,588,486)

Net Investment Income (Loss)
Income
Dividends and interest income	1,275,670	1,079,950

Expenses
Trading Advisor management fees	447,561	525,479
Trading Advisor incentive fees	1,498,193	2,642
Cash Managers fees	27,748	32,948
General Partner management and performance fees	486,034	556,996
Selling agent fees - General Partner	427,591	502,135
Broker dealer servicing fees - General Partner	18,010	20,043
General Partner 1% allocation	186,456	(83,161)
Administrative fee - General Partner	146,045	167,338
Total expenses	3,237,638	1,724,420
Net investment income (loss)	(1,961,968)	(644,470)
Net Income (Loss)	$18,459,109	$(8,232,956)

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Operations (continued)

For the Three Months Ended March 31, 2024 and 2023 (unaudited)

	Three Months Ended March 31, 2024
	Class A	Class A2	Class B	Class I	Class R

Increase (decrease) in net asset value per unit	$626.82	$175.64	$1,089.65	$191.63	$183.30
Net income (loss) per unit†	$629.76	$179.44	$1,091.29	$191.63	$183.51

Weighted average number of units outstanding	19,102.6989	101.3466	4,784.9675	247.1650	6,221.1828

	Three Months Ended March 31, 2023
	Class A	Class A2	Class B	Class I	Class R

Increase (decrease) in net asset value per unit	$(246.79)	$(62.61)	$(377.30)	$(61.86)	$(62.55)
Net income (loss) per unit†	$(246.63)	$(62.61)	$(374.55)	$(62.43)	$(61.73)

Weighted average number of units outstanding	23,135.4628	292.2057	5,605.0671	254.1488	6,373.9927

†	(based on weighted average of number of unit outstanding during the period)

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income (loss)	$18,459,109	$(8,232,956)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss from futures, futures options, forward contracts and swap contracts	(9,633,286)	1,931,980
Net realized and change in unrealized (gain) loss on private investment company and securities	(45,049)	(19,814)
Purchases of securities and private investment company	(107,129,351)	(109,568,802)
Proceeds from disposition of private investment company and securities	110,004,214	115,687,685
Changes in
Exchange Membership	(14,750)	50,750
Dividend receivable	4,235	14,582
Trading Advisor management fee payable	13,564	(14,197)
Trading Advisor incentive fee payable	1,488,715	(352,186)
Commissions and other trading fees payable on open contracts	6,745	(1,116)
Cash Manager fees Payable	(1,879)	(1,730)
General Partner management and performance fees payable	18,758	(14,025)
General Partner 1% allocation receivable / payable	278,361	(221,697)
Selling Agent fees payable - General Partner	16,438	(13,211)
Broker dealer servicing fees payable - General Partner	670	(453)
Administrative fee payable – General Partner	5,583	(4,152)
Dividend and interest payable	(5,616)	(16,533)
Net cash provided by (used in) operating activities	13,466,461	(775,875)

Cash flows from financing activities
Subscriptions	—	115,000
Subscriptions received in advance	—	422,000
Redemptions	(3,581,536)	(3,162,153)
Net cash used in financing activities	(3,581,536)	(2,625,153)

Net increase (decrease) in cash and cash equivalents	9,884,925	(3,401,028)
Cash and cash equivalents, beginning of period	44,090,282	51,851,453
Cash and cash equivalents, end of period	$53,975,207	$48,450,425

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$47,118,692	$43,829,353
Cash and cash equivalents	6,856,515	4,621,072
Total end of period cash and cash equivalents	$53,975,207	$48,450,425

Supplemental disclosure of cash flow information
Prior period redemptions paid	$1,544,109	$701,837
Prior period subscriptions received in advance	$9,700	$162,000

Supplemental schedule of non-cash financing activities
Redemptions payable	$2,212,126	$1,594,807

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Three Months Ended March 31, 2024 and 2023

(Unaudited)

	Class A	Class A2	Class B	Class I	Class R	Total
Three Months Ended
March 31, 2024
Balance at December 31, 2023	$78,554,826	$104,898	$33,308,431	$291,331	$7,116,554	$119,376,040
Net income (loss)	12,030,125	18,186	5,221,800	47,365	1,141,633	18,459,109
Subscriptions	—	9,700	—	—	—	9,700
Redemptions	(2,887,116)	—	(1,326,199)	—	(36,238)	(4,249,553)
Transfers	(41,704)	—	41,704	—	—	—
Balance at March 31, 2024	$87,656,131	$132,784	$37,245,736	$338,696	$8,221,949	$133,595,296

Three Months Ended
March 31, 2023
Balance at December 31, 2022	$102,688,170	$344,113	$40,710,762	$317,372	$7,764,001	$151,824,418
Net income (loss)	(5,705,973)	(18,295)	(2,099,372)	(15,865)	(393,451)	(8,232,956)
Subscriptions	202,000	—	75,000	—	—	277,000
Redemptions	(3,234,863)	—	(685,955)	(10,947)	(123,358)	(4,055,123)
Transfers	(121,199)	—	121,199	—	—	—
Balance at March 31, 2023	$93,828,135	$325,818	$38,121,634	$290,560	$7,247,192	$139,813,339

	Units
	Class A	Class A2	Class B	Class I	Class R
Three Months Ended
March 31, 2024
Balance at December 31, 2023	$19,384.2057	$94.7752	$4,886.1080	$247.1650	$6,228.0149
Subscriptions	—	8.7638	—	—	—
Redemptions	(642.7024)	—	(180.6784)	—	(27.3292)
Transfers	(8.9123)	—	5.2745	—	—
Balance at March 31, 2024	$18,732.5910	$103.5390	$4,710.7041	$247.1650	$6,200.6857

Three Months Ended
March 31, 2023
Balance at December 31, 2022	$23,487.0847	$292.2072	$5,635.1789	$256.4767	$6,424.1565
Subscriptions	46.0755	—	10.4628	—	—
Redemptions	(760.7261)	—	(94.9885)	(9.3117)	(100.3275)
Transfers	(27.9798)	—	16.9078	—	—
Balance at March 31, 2023	$22,744.4543	$292.2072	$5,567.5610	$247.1650	$6,323.8290

	Net Asset Value per Unit

	Class A	Class A2	Class B	Class I	Class R

March 31, 2024	$4,679.34	$1,282.47	$7,906.62	$1,370.32	$1,325.97
December 31, 2023	4,052.52	1,106.83	6,816.97	1,178.69	1,142.67
March 31, 2023	4,125.32	1,115.03	6,847.10	1,175.57	1,146.01
December 31, 2022	4,372.11	1,177.64	7,224.40	1,237.43	1,208.56

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Notes to Financial Statements

1.	Organization and Summary of Significant Accounting Policies

Description of the Fund

LoCorr Futures Portfolio Fund, Limited Partnership (“Fund”) is a Maryland limited partnership, which operates as a commodity investment pool that commenced trading operations on January 2, 1990. The Fund issues units of limited partner interests (“Units”) in five classes, Class A, A2, B, I and R, which represent units of fractional undivided beneficial interest in and ownership of the Fund.

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

Revenue Recognition

Futures, forward currency contracts, investments in securities and the exchange membership are recorded on a trade date basis, and gains or losses are realized when contracts/positions are liquidated. Realized gains and losses on investments in securities are determined on a specific identification basis and are included in net realized gain (loss) in the statements of operations. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses. The difference between cost and the fair value of open investments in securities is reflected as unrealized gain or loss on investments in securities. Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations. Interest income earned on investments in securities, certificates of deposit and other cash and cash equivalent balances is recorded on an accrual basis. Market discounts and premiums on fixed-income securities are amortized daily over the expected life of the security using the effective yield method.

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

Level 1 – Fair value is based on unadjusted quoted prices for identical instruments in active markets. Financial instruments utilizing Level 1 inputs include futures contracts, futures options contracts, U.S. Treasury securities and mutual funds.

Level 2 – Fair value is based on quoted prices for similar instruments in active markets and inputs other than quoted prices that are observable for the financial instrument, such as interest rates and yield curves that are observable at commonly quoted intervals using a market approach. Financial instruments utilizing Level 2 inputs include forward currency contracts, swaps, commercial paper, corporate notes, asset backed securities and the exchange membership.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended March 31, 2024 and year ended December 31, 2023, there were no such transfers between levels.

A description of the valuation techniques applied to the Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows.

U.S. Treasury securities are recorded at fair value based on bid and ask quotes for identical instruments. Commercial paper, corporate notes, asset backed securities and the exchange membership are recorded at fair value based on bid and ask quotes for similar, but not identical, instruments. Accordingly, U.S. Treasury securities are classified within Level 1, and commercial paper, corporate notes, asset backed securities, swaps and exchange memberships are classified within Level 2.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through March 31, 2024. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for the current and prior three years.

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

Reclassification

Certain amounts reported in the 2023 financial statements may have been reclassified to conform to the 2024 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

New Accounting Pronouncements

There are no relevant new accounting pronouncements to note for this period.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At March 31, 2024
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$5,711,895	$—	$—	$5,711,895
Net open futures options contracts*	216,263	—	—	216,263
Net unrealized gain (loss) on open forward currency contracts*	—	1,242,987	—	1,242,987
Net unrealized gain (loss) on swap contracts	—	401	—	401
Cash and cash equivalents:

Money market funds	554,075	—	—	554,075
Investment in private investment company			2,294,736	2,294,736
Investment in securities:
U.S. Treasury securities*	18,044,581	—	—	18,044,581
Asset backed securities*	—	8,503,891	—	8,503,891
Commercial paper*	—	17,129,312	—	17,129,312
Corporate notes*	—	30,828,803	—	30,828,803
Exchange membership	—	128,750	—	128,750
Total	$24,526,814	$57,834,144	$2,294,736	$84,655,694

*	See the condensed schedule of investments for further description.

At December 31, 2023
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$(739,897)	$—	$—	$(739,897)
Net unrealized gain (loss) on open forward currency contracts*	—	(1,721,859)	—	(1,721,859)
Net unrealized gain (loss) on swap contracts*	—	18	—	18
Cash and cash equivalents:				—
Money market funds	1,864,439	—	—	1,864,439
Investment in private investment company	—	—	2,248,182	2,248,182
Investment in securities:
U.S. Treasury securities*	20,454,115	—	—	20,454,115
Asset backed securities*	—	8,405,558	—	8,405,558
Commercial paper*	—	17,337,749	—	17,337,749
Corporate notes*	—	31,185,533	—	31,185,533
Exchange membership	—	114,000	—	114,000
Total	$21,578,657	$55,320,999	$2,248,182	$79,147,838

*	See the condensed schedule of investments for further description.

There were no Level 3 holdings at March 31, 2024 and December 31, 2023, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At March 31, 2024, the Fund’s derivative contracts had the following impact on the statement of financial condition:

March 31, 2024
	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,898,012	$(689,161)	$1,208,851
Currencies	1,441,376	(164,816)	1,276,560
Energy	1,403,205	(202,510)	1,200,695
Equity indices	1,827,035	(164,436)	1,662,599
Interest rate instruments	803,223	(465,760)	337,463
Metals	1,978,820	(1,953,093)	25,727
Net unrealized gain (loss) on open futures contracts	$9,351,671	$(3,639,776)	$5,711,895

Net unrealized gain (loss) on open futures options contracts	$216,263	$—	$216,263

Net unrealized gain (loss) on open forward currency contracts	$2,233,498	$(990,511)	$1,242,987

Net unrealized gain (loss) on swap contract	$401	$—	$401

At March 31, 2024, there were 12,485 open futures contracts, 219 open futures options contracts, 3,294 open forward currency contracts and 251 open swap contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at March 31, 2024 were:

At March 31, 2024		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Liabilities in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank, AG	$217,319	$—	$—	$217,319
Deutsche Bank Securities, Inc	1,056,071	—	—	1,056,071
Goldman Sachs & Co. LLC	137,862	—	—	137,862
JP Morgan Securities, LLC	216,263	—	—	216,263
SG Americas Securities, LLC	5,544,031	—	—	5,544,031
Total	$7,171,546	$—	$—	$7,171,546

For the three months ended March 31, 2024, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended March 31, 2024
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$4,170,776	$538,384
Currencies	964,518	1,579,309
Energy	1,670,294	1,586,420
Equity indices	6,185,190	1,381,917
Interest rate instruments	(1,320,354)	1,148,613
Metals	(523,071)	217,149
Total futures contracts	11,147,353	6,451,792

Futures options contracts
Equity indices	—	(52,013)
Total futures options contracts	—	(52,013)

Forward currency contracts	(761,480)	2,964,846

Swap contracts	872,793	383

Total futures, futures options and forward currency	$11,258,666	$9,365,008

For the three months ended March 31, 2024, the number of futures contracts closed was 108,195, the number of forward currency contracts closed was 54,718 and the number of swap contracts closed was 1,204.

At December 31, 2023, the Fund’s derivative contracts had the following impact on the statements of financial condition:

December 31, 2023

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,459,095	$(788,628)	$670,467
Currencies	333,251	(636,000)	(302,749)
Energy	467,312	(853,037)	(385,725)
Equity indices	765,085	(484,401)	280,684
Interest rate instruments	1,392,319	(2,203,471)	(811,152)
Metals	1,593,837	(1,785,259)	(191,422)
Net unrealized gain (loss) on open futures contracts	$6,010,899	$(6,750,796)	$(739,897)

Net unrealized gain (loss) on open forward currency contracts	$1,826,591	$(3,548,450)	$(1,721,859)

Net unrealized gain (loss) on swap contracts	$18	$0	$18

At December 31, 2023, there were 9,399 open futures contracts, 2,620 open forward currency contracts and 253 open swap contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2023 were:

At December 31, 2023		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Liabilities in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank, AG	$(935,202)	$—	$—	$(935,202)
Deutsche Bank Securities, Inc	(648,634)	—	—	(648,634)
SG Americas Securities, LLC	(779,195)	—	—	(779,195)
Goldman Sachs & Co. LLC	(98,707)	—	—	(98,707)
Total	$(2,461,738)	$—	$—	$(2,461,738)

For the three months ended March 31, 2023, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended March 31, 2023
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$296,701	$170,268
Currencies	397,629	(258,412)
Energy	(921,175)	(1,174,500)
Equity indices	(942,698)	2,365,005
Interest rate instruments	(1,574,788)	(2,936,009)
Metals	(1,406,118)	280,154
Total futures contracts	(4,150,449)	(1,553,494)

Forward currency contracts	(64,810)	(377,583)

Swap contracts	(1,121,390)	(905)

Total futures and forward currency	$(5,336,649)	$(1,931,982)

For the three months ended March 31, 2023, the number of futures contracts closed was 126,918, the number of futures options contract closed was 4,485, and the number of forward currency contracts closed was 69,590.

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

At March 31, 2024 and December 31, 2023, a Principal of the General Partner had the following investment balance in the Fund:

	March 31, 2024	December 31, 2023
Units Owned	13.9977	13.9977
Value of Units	$110,675	$95,422

The following fees are paid to the General Partner:

●	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears.

●	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears.

●	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

●	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner.

●	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the Fund, payable in arrears to the General Partner. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

5.	Trading Advisors and Cash Manager

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

Principal Global Investors, LLC serves as the cash manager for the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.15% and 0.14% of the investments in securities as of the period ended March 31, 2024 and 2023, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund maintains assets, including cash, equity in futures and forward currency contracts, and investments in securities, with brokers, subject to CFTC regulations and various exchange and broker requirements. At March 31, 2024 and December 31, 2023, the Fund had assets totaling $54,290,238 and $35,822,071, respectively, with brokers and margin deposit requirements of $30,438,460 and $24,415,248, respectively.

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

Through its investments in debt securities, the Fund has exposure to U.S. and foreign enterprises.

The following table presents the exposure at March 31, 2024,

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$18,044,581	$11,102,659	$26,889,128	$8,503,891	$64,540,259	48.32%
Canada	—	2,147,785	1,021,972	—	3,169,757	2.37%
Ireland	—	792,615	—	—	792,615	0.59%
United Kingdom	—	2,388,745	2,917,703	—	5,306,448	3.97%
France	—	697,508	—	—	697,508	0.52%
Total	$18,044,581	$17,129,312	$30,828,803	$8,503,891	$74,506,587	55.77%

The following table presents the exposure at December 31, 2023,

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$20,454,115	$12,644,114	$26,284,258	$8,405,558	$67,788,045	56.79%
Ireland	—	749,655	—	—	749,655	0.62%
United Kingdom	—	1,597,176	3,878,058	—	5,475,234	4.58%
Canada	—	1,693,712	1,023,217	—	2,716,929	2.28%
Singapore	—	653,092	—	—	653,092	0.55%
Total	$20,454,115	$17,337,749	$31,185,533	$8,405,558	$77,382,955	64.82%

9.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at March 31, 2024, the statements of operations, the statements of cash flows, and statement of changes in partners’ capital (net asset value) for the three months ended March 31, 2024 and 2023, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at March 31, 2024, results of operations, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2024 and 2023. The results of operations for the three months ended March 31, 2024 and 2023 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three months ended March 31, 2024 and 2023, assuming the unit was outstanding throughout the entire period:

	Three Months Ended March 31, 2024
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,052.52	$1,106.83	$6,816.97	$1,178.69	$1,142.67

Net realized and change in unrealized gain (loss) on investments (1)	701.45	192.10	1,181.50	204.48	198.09
Net investment income (loss) (1)	(74.63)	(16.46)	(91.85)	(12.85)	(14.79)

Total income (loss) from operations	626.82	175.64	1,089.65	191.63	183.30

Net asset value per unit, end of period	$4,679.34	$1,282.47	$7,906.62	$1,370.32	$1,325.97

Total return	15.47%	15.87%	15.98%	16.26%	16.04%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)	10.36%	9.04%	8.47%	7.48%	8.26%
General Partner 1% allocation	0.15%	0.15%	0.15%	0.15%	0.15%
Net total expenses	10.51%	9.19%	8.62%	7.63%	8.41%

Net investment income (loss) (2) (3)	(6.30)%	(4.93)%	(4.42)%	(3.45)%	(4.22)%

	Three Months Ended March 31, 2023
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per Unit, beginning of period	$4,372.11	$1,177.64	$7,224.40	$1,237.43	$1,208.56

Net realized and change in unrealized gain (loss) on investments (1)	(221.58)	(59.91)	(367.63)	(63.11)	(61.51)
Net investment income (loss)	(25.21)	(2.70)	(9.67)	1.25	(1.04)

Total income (loss) from operations	(246.79)	(62.61)	(377.30)	(61.86)	(62.55)

Net asset value per unit, end of period	$4,125.32	$1,115.03	$6,847.10	$1,175.57	$1,146.01

Total return	(5.64)%	(5.32)%	(5.22)%	(5.00)%	(5.18)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)	5.49%	4.05%	3.66%	2.72%	3.46%
General Partner 1% allocation	(0.06)%	(0.05)%	(0.05)%	(0.05)%	(0.05)%
Net total expenses	5.43%	4.00%	3.61%	2.67%	3.41%

Net investment income (loss) (2) (3)	(2.57)%	(1.15)%	(0.75)%	0.20%	(0.56)%

Total returns are calculated based on the change in value of a Class A, A2, B, I or R Unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	The net investment income (loss) per unit is calculated by dividing the net investment income (loss) by the average number of Class A, A2, B, I or R Units outstanding during the period, Net realized and change in unrealized gain (loss) on investments is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information, Such balancing amount may differ from the calculation of net realized and change in unrealized gain (loss) on investment per unit due to the timing of investment gains and losses during the period relative to the number of units outstanding,

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

Subsequent to quarter end, there were $0 of contributions and $1,004,470 of redemptions from the Fund.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of March 31, 2024 and first quarter 2024 gross performance contribution by sector was as follows:

Risk Allocation	Net Position	Sector	Gross Performance Contribution
12%	Long	Agriculture	0.78%
16%	Long	Energy	1.08%
7%	Long	Metals	0.29%
28%	Long USD	Currencies	1.58%
16%	Long	Equity indices	2.01%
21%	Short	Interest rates	(0.27)%

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

Results of Operations

The returns for each Class of Units for the three months ended March 31, 2024 and 2023 were:

Class of Units	2024	2023
Class A	15.47%	(5.64)%
Class A2	15.87%	(5.32)%
Class B	15.98%	(5.22)%
Class I	16.26%	(5.00)%
Class R	16.04%	(5.18)%

Results from past periods are not necessarily indicative of results that may be expected for any future period. Monthly analysis of the trading gains and losses is provided below.

2024

January

Equities continued their move to the upside in January, albeit at a moderated pace, as the S&P 500 Index hit an all-time high intra month and finished the period up +1.68%. Bonds did not fair the same as the Bloomberg U.S. Aggregate Bond Index finished modestly in negative territory, down -0.27%. Outside of traditional asset classes, commodities rose during the month, particularly oil, which gained over +5% after falling significantly in the fourth quarter of 2023. The U.S. Dollar moved upward against the backdrop of shifting investor sentiment surrounding Federal Reserve interest rate policy.

LoCorr Futures Portfolio Fund rose in January, a strong start to the year. The Fund was able to deliver positive returns while seeking to provide diversification, a benefit relative to traditional asset allocation strategies. The strong month was boosted by equities, agricultural commodities, and energies while interest rates and metals detracted. Foreign currency positioning was not a significant driver of returns in the month. The Fund finished with a net gain of 2.62%,2.74%,2.77%, 2.85% and 2.79% for Class A, A2, B, I, and R Units, respectively.

February

Equities continued their move to the upside in February at an accelerated cadence from the month prior, as the S&P 500 Index hit an all-time high intra-month and finished the period up +5.34%, bringing the YTD return to up +7.11%. Bonds did not fair the same as the Bloomberg U.S. Aggregate Bond Index finished in negative territory, down -1.41%, bringing its YTD return to down -1.68%. Outside of traditional asset classes, commodities fell during the month, despite a strong upward move for oil which has gained over +9% in 2024 after falling significantly in the fourth quarter of 2023. The U.S. Dollar moved upward against the backdrop of shifting investor perception on the timing of Federal Reserve interest rate cuts.

LoCorr Futures Portfolio Fund rose in February, adding to a strong start for the year. The Fund delivered a positive return while providing diversification relative to traditional asset classes. The strong month was boosted by equities, agricultural commodities, interest rates, and FX, while metals were a modest detractor. The Fund finished with a net gain of 7.20%, 7.32%, 7.36%, 7.44% and 7.37% for Class A, A2, B, I, and R Units, respectively.

March

Equities continued their move to the upside in March as the S&P 500 Index hit an all-time high intra month and finished the period up +3.22%, bringing its YTD return to up +10.56%. Bonds had their first positive month of the year, as the Bloomberg U.S. Aggregate Bond Index was up +0.92%, but still in negative territory YTD, down -0.78%. Outside of traditional asset classes, commodities rose in March, boosted by higher oil prices. The U.S Dollar was relatively flat as U.S. Treasury yields stabilized amid investors seeking additional clarification on the Federal Reserve’s next steps.

The LoCorr Futures Portfolio Fund rose in March, adding to its strong start for the year. The positive month was boosted by equities, currencies, energy products, and agricultural commodities while modest gains in metals trading were offset by losses in interest rates. The Fund finished with a net gain of 4.97%, 5.09%, 5.12%, 5.21% and 5.14% for Class A, A2, B, I, and R Units, respectively.

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

LoCorr Futures Portfolio Fund (the “Fund”) fell modestly in January as low volatility provided limited trading opportunities for the Fund’s managers. While a majority of the Fund’s sectors detracted from performance, the Fund was profitable in equity index and energy trading. Despite the negative performance, this month highlighted the Fund’s ability to be sizably invested in different themes, which has helped provide a positive return versus the losses sustained by major bond and equity indices in 2022. The Fund finished with a net loss of (0.93)%, (0.81)%, (0.78)%, (0.70)% and (0.76)% for Class A, A2, B, I, and R Units, respectively

February

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

LoCorr Futures Portfolio Fund’s (the “Fund”) positive return in February was overwhelmingly driven by short bond positioning and, to a lesser extent, long U.S. Dollar positioning. While energy, metals, and equity trading were modest detractors, the strong month highlighted the Fund’s ability to be sizably invested in different themes, helping to provide positive returns against the losses suffered by major bond and equity indices. The Fund finished with a net gain of 2.35%, 2.47%, 2.50%, 2.58% and 2.52% for Class A, A2, B, I, and R Units, respectively

March

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

LoCorr Futures Portfolio Fund (the “Fund”) fell in March, as the short fixed income trend, which had heavily contributed year-to-date and in 2022, sharply reversed course. While a majority of other sectors detracted, the Fund’s managers were able to adjust for heightened market volatility and adjust position sizing accordingly. March performance was overwhelmingly driven by the aforementioned short bond positioning. This nimble approach, inherent in managing risk, allowed the Fund to mitigate losses. The Fund finished with a net loss of (6.95)%, (6.84)%, (6.81)%, (6.74)% and (6.79)% for Class A, A2, B, I, and R Units, respectively.

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

The Fund may invest in U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, commercial paper, asset backed securities and corporate notes. Should an issuing entity default on its obligation to the Fund and such entity is not backed by the full faith and credit of the U.S. government, the Fund bears the risk of loss of the amount expected to be received. The Fund minimizes this risk by only investing in securities of firms with high quality debt ratings.

Significant Accounting Policies

A summary of the Fund’s significant accounting policies is included in Note 1 to the financial statements.

The Fund’s most significant accounting policy is the valuation of its assets invested in U.S. and foreign futures and forward currency contracts, fixed income instruments and investments in private investment companies. The Fund’s futures contracts are exchange-traded, with the fair value of these contracts based on exchange settlement prices. The fair values of non-exchange-traded contracts, such as forward currency contracts, are based on third-party quoted dealer values on the interbank market. The fair value of money market funds is based on quoted market prices for identical shares. U.S. Treasury securities are stated at fair value based on quoted market prices for identical assets in an active market. Notes of U.S. and foreign government sponsored enterprises, as well as commercial paper, asset backed securities and corporate notes, are stated at fair value based on quoted market prices for similar assets in an active market. Given the valuation sources, there is little judgment or uncertainty involved in the valuation of these assets, and it is unlikely that materially different amounts would be reported under different valuation methodologies or assumptions. The Fund’s investment in a private investment company is valued at net asset value as provided by the private fund’s administrator. This use of net asset value as the practical expedient to approximate fair value under ASC 820 is advisable due to the investment not having a readily determinable fair value.

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

Value at Risk as calculated herein may not be comparable to similarly titled measures used by others

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at March 31, 2024 and December 31, 2023. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	March 31, 2024		December 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$895,774	0.66%	$981,266	0.81%
Currencies	2,153,948	1.59%	1,516,199	1.25%
Energy	1,223,598	0.90%	788,670	0.65%
Equity indices	1,189,562	0.88%	1,033,972	0.86%
Interest rate instruments	1,604,538	1.18%	1,231,302	1.02%
Metals	557,031	0.41%	347,474	0.29%
Total	$7,624,451	5.62%	$5,898,882	4.88%

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

Non-Trading Risk

The Fund has non-trading market risk on its foreign cash balances not needed for margin. However, these balances (as well as the market risk they represent) are immaterial. The Fund also has non-trading market risk as a result of investing a substantial portion of its available assets in U.S. Treasury securities, U.S. government sponsored enterprise notes, commercial paper, asset backed securities and corporate notes. Although these investments are considered to be high quality, some of the securities purchased are neither guaranteed by the U.S. government nor supported by the full faith and credit of the U.S. government. There is some risk that a security issuer may fail to pay the interest and principal in a timely manner, or that negative perceptions about the issuer’s ability to make such payments will cause the price of these instruments to decline in value.

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

The following were the primary trading risk exposures of the Fund as of March 31, 2024, by market sector.

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

The following were the only non-trading risk exposures of the Fund as of March 31, 2024.

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

U.S. Treasury Securities, U.S. and Foreign Government Sponsored Enterprise Notes, Commercial Paper, Corporate Notes, Asset Backed Securities

Monies in excess of margin requirements are invested in fixed income instruments, including U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, commercial paper, corporate notes, asset backed securities. Fluctuations in prevailing interest rates could cause mark-to-market gains or losses on the Fund’s investments; although substantially all of these investments are held to maturity.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at March 31, 2024 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from risk factors disclosed in the Fund’s Form 10-K for year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended March 31, 2024. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended March 31, 2024 were as follows:

	January	February	March	Total
A Units
Units redeemed	(196.0027)	(82.4067)	(364.2930)	(642.7024)
Average net asset value per unit	$4,158.64	$4,457.91	$4,679.34	$4,492.15

A2 Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

B Units
Units redeemed	(108.0794)	(12.9987)	(59.6005)	(180.6786)
Average net asset value per unit	$7,005.90	$7,521.26	$7,906.62	$7,340.10

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

R Units
Units redeemed	—	—	(27.3293)	(27.3293)
Average net asset value per unit	$—	$—	$36,238.00	$36,238.00

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

Dated:	May 15, 2024	LoCorr Futures Portfolio Fund, Limited Partnership

		By:	Steben & Company, LLC
General Partner

		By:	/s/ Kevin M, Kinzie
		Name:	Kevin M. Kinzie
		Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

		By:	/s/ Jon C, Essen
		Name:	Jon C. Essen
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)