Form 10-Q
period 2024-06-30
LOCORR FUTURES PORTFOLIO FUND L.P.
filed 2024-08-16
CIK 861441

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Statements of Financial Condition

June 30, 2024 (Unaudited) and December 31, 2023

	June 30,
	2024	December 31,
	(Unaudited)	2023
Assets
Equity in broker trading accounts
Cash	$47,772,229	$38,283,809
Net unrealized gain (loss) on open futures contracts	1,296,198	(739,897)
Net unrealized gain (loss) on open forward currency contracts	860,699	(1,721,859)
Net unrealized gain (loss) on swap contracts	—	18
Total equity in broker trading accounts	49,929,126	35,822,071
Cash and cash equivalents	2,936,277	5,806,473
Investment in private investment company, at fair value (cost$ 2,237,264 and $2,237,264)	2,092,197	2,248,182
Investment in securities, at fair value (cost $74,422,194 and $77,451,839)	74,742,626	77,382,955
General Partner 1% allocation receivable	—	91,905
Exchange membership, at fair value (cost $189,000 and $189,000)	182,750	114,000
Dividend receivable	2,525	30,595
Total assets	$129,885,501	$121,496,181

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$154,885	$143,713
Trading Advisor incentive fees payable	601,726	—
Commissions and other trading fees payable on open contracts	26,505	19,591
Cash Managers fees payable	24,676	27,533
General Partner management and performance fees payable	160,847	151,291
General Partner 1% allocation payable	156,846	—
Selling Agent payable - General Partner	141,268	133,452
Broker dealer servicing fees payable - General Partner	6,008	5,622
Administrative fee payable - General Partner	47,052	44,243
Interest payable	—	40,887
Redemption payable	924,503	1,544,109
Subscriptions received in advance	—	9,700
Total liabilities	2,244,316	2,120,141

Partners’ Capital (Net Asset Value)
Class A Interests – 18,306.4144 and 19,384.2057 units
outstanding at June 30, 2024 and December 31, 2023, respectively	83,595,475	78,554,826
Class A2 Interests – 103.5390 and 94.7752 units
outstanding at June 30, 2024 and December 31, 2023, respectively	130,032	104,898
Class B Interests – 4,618.5272 and 4,886.1080 units
outstanding at June 30, 2024 and December 31, 2023, respectively	35,795,484	33,308,431
Class I Interests – 247.1650 and 247.1650 units
outstanding at June 30, 2024 and December 31, 2023, respectively	332,788	291,331
Class R Interests – 5,988.3662 and 6,228.0149 units
outstanding at June 30, 2024 and December 31, 2023, respectively	7,787,406	7,116,554
Total partners’ capital (net asset value)	127,641,185	119,376,040

Total liabilities and partners’ capital (net asset value)	$129,885,501	$121,496,181

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

June 30, 2024 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$1,500,000	8/31/24	U.S. Treasury	1.25%	1,495,954	1.17%
2,000,000	8/31/24	U.S. Treasury	3.25%	2,014,226	1.58%
1,500,000	10/31/24	U.S. Treasury	4.38%	1,505,900	1.18%
1,250,000	2/28/25	U.S. Treasury	2.75%	1,241,177	0.97%
2,000,000	4/30/25	U.S. Treasury	3.88%	1,991,182	1.56%
2,000,000	5/31/25	U.S. Treasury	4.25%	1,990,324	1.56%
2,500,000	11/15/25	U.S. Treasury	4.50%	2,498,743	1.96%
2,500,000	4/15/26	U.S. Treasury	3.75%	2,474,801	1.94%
Total U.S. Treasury securities (cost: $15,210,789)				15,212,307	11.92%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$800,000	7/18/24	Analog Devices, Inc.	5.04%	$797,983	0.63%
Banks
800,000	7/26/24	HSBC USA Inc.	5.20%	796,994	0.62%
700,000	8/22/24	MUFG Bank, Ltd.	5.28%	694,560	0.54%
Beverages
800,000	8/1/24	Brown-Forman Corporation	5.28%	796,246	0.62%
Diversified financial services
800,000	9/3/24	Cabot Trail Funding LLC	5.29%	792,363	0.62%
800,000	7/8/24	DCAT, LLC	4.72%	799,162	0.62%
800,000	7/11/24	Gotham Funding Corporation	4.89%	798,804	0.63%
800,000	7/25/24	ING (U.S.) Funding LLC	5.14%	797,147	0.62%
700,000	8/21/24	Sheffield Receivables Company LLC	5.27%	694,674	0.53%
Insurance
700,000	7/12/24	Pacific Life Short Term Funding LLC	4.90%	698,856	0.56%
Machinery
800,000	8/5/24	Cummins Inc.	5.23%	795,816	0.62%
Manufacturing
800,000	7/23/24	EIDP, Inc.	5.19%	797,345	0.63%
900,000	7/16/24	Mercedes-Benz Finance North America LLC	5.00%	898,001	0.71%
Retail
800,000	7/19/24	The Home Depot, Inc.	5.10%	797,848	0.63%

Total U.S. commercial paper (cost: $10,906,675)				10,955,799	8.58%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2024 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
700,000	7/30/24	Bank of Montreal	5.19%	696,972	0.55%
800,000	9/16/24	Barclays Bank PLC	5.30%	790,811	0.62%
800,000	7/2/24	Oversea-Chinese Banking Corporation Limited	2.69%	799,881	0.63%
Consumer
700,000	7/31/24	Reckitt Benckiser Treasury Services plc	5.33%	696,786	0.55%
Diversified financial services
700,000	7/9/24	Brookfield Corporate Treasury Ltd.	5.07%	699,113	0.54%
Energy
700,000	9/9/24	Total Energies Capital Societe anonyme	5.29%	692,691	0.54%
Manufacturing
800,000	8/29/24	Glencove Funding DAC	5.28%	792,959	0.62%
Telecommunications
800,000	7/10/24	Telstra Group Limited	4.86%	798,920	0.64%
Total foreign commercial paper (cost: $5,938,457)				5,968,133	4.69%
Total commercial paper (cost: $16,845,132)				16,923,932	13.27%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
3,000,000	5/1/25	Boeing Company	4.88%	2,992,779	2.34%
Banks
2,000,000	3/11/27	Bank of America Corporation	1.66%	1,886,412	1.48%
1,000,000	3/18/27	Goldman Sachs Bank USA	5.28%	1,009,184	0.79%
2,000,000	12/8/26	JPMorgan Chase & Co.	5.11%	2,004,625	1.57%
3,500,000	1/26/26	KeyBank National Association	4.70%	3,499,976	2.74%
2,000,000	12/6/24	Truist Bank	2.15%	1,972,036	1.54%
Commercial services
1,000,000	8/18/24	Air Lease Corporation	0.80%	996,332	0.78%
Diversified financial services
2,000,000	1/20/27	Morgan Stanley	3.63%	1,960,282	1.54%
1,500,000	2/5/27	National Rural Utilities Cooperative Finance Corporation	4.80%	1,520,427	1.19%
Energy
1,500,000	1/29/26	NextEra Energy Capital Holdings, Inc.	4.95%	1,522,459	1.19%
Machinery
2,000,000	1/10/25	John Deere Capital Corporation	1.25%	1,966,993	1.55%
Pharmaceuticals
1,000,000	3/2/25	Amgen Inc.	5.25%	1,014,854	0.80%
Software
1,000,000	4/4/27	Adobe Inc.	4.85%	1,011,991	0.79%
Telecommunications
2,000,000	3/1/27	AT&T Inc.	4.25%	1,983,585	1.55%
Total U.S. corporate notes (cost: $25,240,110)				25,341,935	19.85%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

 Condensed Schedule of Investments (continued)

June 30, 2024 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,000,000	12/11/26	The Toronto-Dominion Bank	5.26%	$1,002,172	0.79%
Diversified financial services
$3,000,000	1/13/25	UBS AG	1.38%	$2,949,485	2.31%
Total foreign corporate notes (cost: $3,948,550)				3,951,657	3.10%
Total corporate notes (cost: $29,188,660)				29,293,592	22.95%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$15,217	2/17/26	CarMax Auto Owner Trust 2021-2	0.52%	15,054	0.01%
309,667	6/15/26	CarMax Auto Owner Trust 2021-3	0.55%	303,195	0.24%
180,317	9/15/26	Capital One Prime Auto Receivables Trust 2021-1	0.77%	176,061	0.14%
400,000	4/26/27	Chase Auto Owner Trust 2024-1	5.48%	399,990	0.31%
775,000	5/25/27	Chase Auto Owner Trust 2024-2	5.66%	777,111	0.61%
307,014	4/15/33	Chesapeake Funding II LLC - 2018 - 2	0.47%	302,523	0.24%
157,986	6/15/26	Ford Credit Auto Owner Trust 2022-A	1.29%	155,056	0.12%
1,500,000	9/21/26	GM Financial Automobile Leasing Trust 2024-2	5.43%	1,502,517	1.18%
700,019	11/16/26	Mercedes-Benz Auto Receivables Trust 2023-2	5.92%	702,746	0.55%
83,670	6/15/26	Santander Consumer Auto Receivables Trust 2021-A	0.48%	82,782	0.06%
37,092	3/16/26	Santander Drive Auto Receivables Trust 2023-2	5.87%	37,195	0.03%
85,060	2/16/27	Santander Drive Auto Receivables Trust 2023-4	6.18%	85,397	0.07%
204,617	7/15/27	Santander Drive Auto Receivables Trust 2023-5	6.31%	205,650	0.16%
500,000	9/15/27	Santander Drive Auto Receivables Trust 2024-2	5.80%	501,278	0.39%
418,868	1/20/26	Sbna Auto Lease Trust 2024 - A Fund	5.45%	419,043	0.33%
384,267	9/15/26	Toyota Auto Receivables 2022-B Owner Trust	2.93%	378,525	0.30%
500,000	7/22/26	Toyota Lease Owner Trust 2024-A	5.33%	499,862	0.39%
Credit cards
500,000	5/15/25	American Express Credit Account Master Trust	3.39%	491,827	0.39%
100,000	11/15/24	American Express Credit Account Master Trust, Series 2021-1	0.90%	98,280	0.08%
405,000	8/15/25	American Express Credit Account Master Trust 2022-3	3.75%	398,344	0.31%
65,000	6/16/25	BA Credit Card Trust, Series 2022-1	3.53%	63,920	0.05%
101,000	9/16/24	Barclays Dryrock Issuance Trust, Series 2021-1	0.63%	99,974	0.08%
1,625,000	7/15/24	Capital One Multi-Asset Execution Trust, Series 2021-1	0.55%	1,621,801	1.27%
1,000,000	3/17/25	Capital One Multi-Asset Execution Trust, Series 2022-1	2.80%	982,255	0.77%
525,000	5/15/25	Capital One Multi-Asset Execution Trust, Series 2022-2	3.49%	516,733	0.40%
64,000	9/15/24	Discover Card Execution Note Trust	0.58%	63,336	0.05%
Equipment
208,642	3/14/29	CCG Receivables Trust 2021-2	0.54%	205,077	0.16%
40,189	1/21/25	Dllst 2022-1 Llc	3.40%	40,179	0.03%
1,500,000	8/20/27	Dllad 2024-1 LLC	5.50%	1,500,876	1.17%
431,284	6/13/28	Mmaf Equipment Finance Llc 2021-A	0.56%	417,296	0.33%
275,000	7/20/28	Verizon Master Trust	1.53%	268,912	0.21%
Total U.S. asset backed securities (cost: $13,177,613)				13,312,795	10.43%
Total investments in securities (cost: $74,422,194)				$74,742,626	58.57%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2024 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$(60,113)	(0.05)%
Currencies	29,878	0.02%
Energy	341,382	0.27%
Equity indices	(16,782)	(0.01)%
Interest rate instruments	(351)	0.00%
Metals[2]	(3,364,790)	(2.64)%
Net unrealized gain (loss) on open long U.S. futures contracts	(3,070,776)	(2.41)%

Short U.S. Futures Contracts
Agricultural commodities	799,541	0.63%
Currencies	503,368	0.39%
Energy	113,199	0.09%
Equity indices	(29,424)	(0.02)%
Interest rate instruments	(200,531)	(0.16)%
Metals[2]	3,136,596	2.46%
Net unrealized gain (loss) on open short U.S. futures contracts	4,322,749	3.39%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	1,251,973	0.98%

Long Foreign Futures Contracts
Agricultural commodities	57,061	0.04%
Currencies	369,014	0.29%
Energy	(7,739)	(0.01)%
Equity indices	99,075	0.08%
Interest rate instruments	(67,105)	(0.05)%
Metals	9,082	0.01%
Net unrealized gain (loss) on open long foreign futures contracts	459,388	0.36%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2024 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS (continued)
Short Foreign Futures Contracts
Agricultural commodities	(2,907)	0.00%
Currencies	(229,884)	(0.18)%
Energy	5,769	0.00%
Equity indices	17,524	0.01%
Interest rate instruments	(205,665)	(0.16)%
Net unrealized gain (loss) on open short foreign futures contracts	(415,163)	(0.33)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	44,225	0.03%

Net unrealized gain (loss) on open futures contracts	$1,296,198	1.01%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long[2]	$1,484,798	1.16%
Short[2]	(489,096)	(0.38)%
Net unrealized gain (loss) on open U.S. forward currency contracts	995,702	0.78%

Foreign Forward Currency Contracts
Long	(362,462)	(0.28)%
Short	227,459	0.18%
Net unrealized gain (loss) on open foreign forward currency contracts	(135,003)	(0.10)%

Net unrealized gain (loss) on open forward currency contracts	$860,699	0.68%

INVESTMENT IN PRIVATE INVESTMENT COMPANY[3]
Galaxy East Alpha (cost: $2,237,264)	$2,092,197	1.64%

[1]	Represents the annualized yield at date of measurement for discount securities or the stated coupon rate for coupon-bearing securities.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

[3]	Private investment company is a separate series that is part of the Galaxy Plus Managed Account Platform (Platform), which is sponsored by New Hyde Park Alternative Funds, LLC (Sponsor). Each series on the Platform invests in Master Fund that allocates assets to a Commodity Trading Advisor (“CTA”). The CTA of our master fund investment trades global commodities markets primarily through futures contracts. The CTA is paid a management fee of up to 1.00% and a 20% share of the trading profits which are included in the net asset value of the underlying investment. The Fund may redeem any portion of its investment on a daily basis. Any requested redemption will be satisfied within two days. There are no restrictions on liquidity for the Fund.

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

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2023

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS (continued)
Short Foreign Futures Contracts
Agricultural commodities	$159,588	0.13%
Currencies	(141,652)	(0.11)%
Energy	(114,659)	(0.10)%
Equity indices	(103,131)	(0.09)%
Interest rate instruments	(355,037)	(0.29)%
Net unrealized gain (loss) on open short foreign futures contracts	(554,891)	(0.46)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	889,917	0.75%

Net unrealized gain (loss) on open futures contracts	$(739,897)	(0.61)%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$1,245,553	1.04%
Short	(2,360,245)	(1.97)%
Net unrealized gain (loss) on open U.S. forward currency contracts	(1,114,692)	(0.93)%

Foreign Forward Currency Contracts
Long	(535,092)	(0.45)%
Short	(72,075)	(0.06)%
Net unrealized gain (loss) on open foreign forward currency contracts	(607,167)	(0.51)%

Net unrealized gain (loss) on open forward currency contracts	$(1,721,859)	(1.44)%

TOTAL RETURN SWAP CONTRACTS
Long	18	0.00%
Short	—	0.00%
	18	0.00%
INVESTMENT IN PRIVATE INVESTMENT COMPANY[3]
Galaxy East Alpha (cost: $2,237,264)	$2,248,182	1.88%

[1]	Represents the annualized yield at date of measurement for discount securities or the stated coupon rate for coupon-bearing securities.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

[3]	Private investment company is a separate series that is part of the Galaxy Plus Managed Account Platform (Platform), which is sponsored by New Hyde Park Alternative Funds, LLC (Sponsor). Each series on the Platform invests in Master Fund that allocates assets to a Commodity Trading Advisor (“CTA”). The CTA of our master fund investment trades global commodities markets primarily through futures contracts. The CTA is paid a management fee of up to 1.00% and a 20% share of the trading profits which are included in the net asset value of the underlying investment. The Fund may redeem any portion of its investment on a daily basis. Any requested redemption will be satisfied within two days. There are no restrictions on liquidity for the Fund.

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Operations

For the Three and Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures, swaps and forward contracts	$1,931,110	$4,018,789	$13,201,475	$(1,324,647)
Investments in securities	122,425	(64,490)	(247,455)	(154,943)
Net change in unrealized gain (loss) on:
Futures, swaps and forward contracts	(4,746,373)	5,197,993	4,618,635	3,266,011
Investment in private investment company	(202,538)	(832,178)	(155,985)	(1,224,248)
Investments in securities	(50,739)	33,492	317,636	535,829
Exchange membership	54,000	(2,750)	68,750	(53,500)
Brokerage commissions and trading expenses	(302,628)	(241,234)	(576,723)	(523,366)
Net realized and change in unrealized gain (loss) on investments	(3,194,743)	8,109,622	17,226,333	521,136

Net Investment Income (Loss)
Income
Interest income	1,500,032	1,196,780	2,775,702	2,276,730

Expenses
Trading Advisor management fees	469,721	492,204	917,282	1,017,683
Trading Advisor incentive fees	(339,200)	430,905	1,158,993	433,547
Cash Managers fees	28,083	30,359	55,830	63,307
General Partner management and performance fees	500,293	533,849	986,327	1,090,845
Selling agent fees - General Partner	438,370	475,271	865,961	977,406
Broker dealer servicing fees - General Partner	18,647	19,734	36,657	39,777
General Partner 1% allocation	(29,610)	71,637	156,846	(11,524)
Administrative fee - General Partner	150,337	160,385	296,382	327,723
Total expenses	1,236,641	2,214,344	4,474,278	3,938,764
Net investment income (loss)	263,391	(1,017,564)	(1,698,576)	(1,662,034)
Net Income (Loss)	$(2,931,352)	$7,092,058	$15,527,757	$(1,140,898)

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Operations (continued)

For the Three and Six Months Ended June 30, 2024 and 2023 (unaudited)

	Three Months Ended June 30, 2024
	Class A	Class A2	Class B	Class I	Class R

Increase (decrease) in net asset value per unit	$(112.88)	$(26.58)	$(156.21)	$(23.91)	$(25.55)
Net income (loss) per unit†	$(111.62)	$(26.58)	$(153.70)	$(23.91)	$(24.65)

Weighted average number of units outstanding	18,451.9914	103.5375	4,645.6988	247.1650	6,041.67

	Three Months Ended June 30, 2023
	Class A	Class A2	Class B	Class I	Class R

Increase (decrease) in net asset value per unit	$205.94	$59.74	$373.98	$67.13	$63.20
Net income (loss) per unit†	$212.79	$120.87	$380.41	$67.13	$63.19

Weighted average number of units outstanding	21,564.8421	94.7737	5,456.3356	247.1650	6,323.8290

	Six Months Ended June 30, 2024
	Class A	Class A2	Class B	Class I	Class R

Increase (decrease) in net asset value per unit	$513.94	$149.06	$933.44	$167.72	$157.75
Net income (loss) per unit†	$529.67	$150.89	$953.96	$167.72	$161.56

Weighted average number of units outstanding	18,823.8243	102.2856	4,725.2809	247.1650	6,144.25

	Six Months Ended June 30, 2023
	Class A	Class A2	Class B	Class I	Class R

Increase (decrease) in net asset value per unit	$(40.85)	$(2.87)	$(3.32)	$5.27	$0.65
Net income (loss) per unit†	$(49.74)	$(32.95)	$(4.28)	$2.89	$0.97

Weighted average number of units outstanding	22,462.3396	207.592	5,541.3250	251.1558	6,352.4940

†	(based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income (loss)	$15,527,757	$(1,140,898)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net change in unrealized (gain) loss from futures, futures options, forward contracts and swap contracts	(4,618,635)	(3,266,011)
Net realized and change in unrealized (gain) loss on private investment company, securities and certificates of deposit	85,804	843,362
Purchases of securities, private investment company	(201,697,550)	(225,933,289)
Proceeds from disposition of private investment company, securities and certificates of deposit	204,408,060	241,889,130
Exchange Membership	(68,750)	53,500
Changes in
Dividend receivable	28,070	27,594
Trading Advisor management fee payable	11,172	(22,269)
Trading Advisor incentive fee payable	601,726	71,569
Commissions and other trading fees payable on open contracts	6,914	1,494
Cash Manager fees Payable	(2,857)	(4,266)
General Partner management and performance fees payable	9,556	(15,296)
General Partner 1% allocation receivable / payable	248,751	(150,060)
Selling Agent fees payable - General Partner	7,816	(17,125)
Broker dealer servicing fees payable - General Partner	386	(275)
Administrative fee payable – General Partner	2,809	(4,539)
Dividend and interest payable	(40,887)	(21,369)
Net cash provided by operating activities	14,510,142	12,311,252

Cash flows from financing activities
Subscriptions	—	1,216,000
Redemptions	(7,891,918)	(12,218,576)
Net cash used in financing activities	(7,891,918)	(11,002,576)

Net increase (decrease) in cash and cash equivalents	6,618,224	1,308,676
Cash and cash equivalents, beginning of period	44,090,282	51,851,453
Cash and cash equivalents, end of period	$50,708,506	$53,160,129

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$47,772,229	$43,532,055
Cash and cash equivalents	2,936,277	9,628,074
Total end of period cash and cash equivalents	$50,708,506	$53,160,129

Supplemental disclosure of cash flow information
Prior period redemptions paid	$1,544,109	$701,837
Prior period subscriptions received in advance	$9,700	$162,000

Supplemental schedule of non-cash financing activities
Redemptions payable	$924,503	$1,660,465

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

	Class A	Class A2	Class B	Class I	Class R	Total
Six Months Ended June 30, 2024
Balance at December 31, 2023	$78,554,826	$104,898	$33,308,431	$291,331	$7,116,554	$119,376,040
Net income (loss)	12,030,126	18,186	5,221,800	47,364	1,141,633	18,459,109
Subscriptions	—	9,700	—	—	—	9,700
Redemptions	(2,887,116)	—	(1,326,199)	—	(36,238)	(4,249,553)
Transfers	(41,704)	—	41,704	—	—	—
Balance at March 31, 2024	87,656,132	132,784	37,245,736	338,695	8,221,949	133,595,296
Net income (loss)	(2,059,678)	(2,752)	(714,064)	(5,907)	(148,951)	(2,931,352)
Subscriptions	—	—	—	—	—	—
Redemptions	(1,710,896)	—	(1,026,271)	—	(285,592)	(3,022,759)
Transfers	(290,083)	—	290,083	—	—	—
Balance at June 30, 2024	$83,595,475	$130,032	$35,795,484	$332,788	$7,787,406	$127,641,185

Six Months Ended June 30, 2023
Balance at December 31, 2022	$102,688,170	$344,113	$40,710,762	$317,372	$7,764,001	$151,824,418
Net income (loss)	(5,705,972)	(18,295)	(2,099,372)	(15,866)	(393,451)	(8,232,956)
Subscriptions	202,000	—	75,000	—	—	277,000
Redemptions	(3,234,863)	—	(685,954)	(10,947)	(123,358)	(4,055,122)
Transfers	(121,199)	—	121,199	—	—	—
Balance at March 31, 2023	93,828,136	325,818	38,121,635	290,559	7,247,192	139,813,340
Net income (loss)	4,588,751	11,455	2,075,633	16,592	399,627	7,092,058
Subscriptions	549,000	—	552,000	—	—	1,101,000
Redemptions	(7,255,754)	(225,937.00)	(1,640,391)	—	—	(9,122,082)
Transfers	(32,232)	—	32,232	—	—	—
Balance at June 30, 2023	$91,677,901	$111,336	$39,141,109	$307,151	$7,646,819	$138,884,316

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Six Months Ended June 30, 2024 and 2023

(Unaudited)

Units

	Class A	Class A2	Class B	Class I	Class R
Six Months Ended June 30, 2024
Balance at December 31, 2023	19,384.2057	94.7752	4,886.1080	247.1650	6,228.0149
Subscriptions	—	8.7638	—	—	—
Redemptions	(642.7024)	—	(180.6785)	—	(27.3292)
Transfers	(8.9123)	—	5.2745	—	—
Balance at March 31, 2024	18,732.5910	103.5390	4,710.7040	247.1650	6,200.6857
Subscriptions	—	—	—	—	—
Redemptions	(363.5676)	—	(129.0923)	—	(212.3195)
Transfers	(62.6090)	—	36.9155	—	—
Balance at June 30, 2024	18,306.4144	103.5390	4,618.5272	247.1650	5,988.3662

Six Months Ended June 30, 2023
Balance at December 31, 2022	23,487.0847	292.2072	5,635.1789	256.4767	6,424.1565
Subscriptions	46.0755	—	10.4628	—	—
Redemptions	(760.7261)	—	(94.9886)	(9.3117)	(100.3277)
Transfers	(27.9798)	—	16.9078	—	—
Balance at March 31, 2023	22,744.4543	292.2072	5,567.5609	247.1650	6,323.8288
Subscriptions	129.6825	—	79.3225	—	—
Redemptions	(1,700.1095)	(197.43)	(230.9533)	—	—
Transfers	(7.4417)	—	4.4636	—	—
Balance at June 30, 2023	21,166.5856	94.7752	5,420.3937	247.1650	6,323.8288

Net Asset Value per Unit

	Class A	Class A2	Class A3	Class B	Class I	Class R

June 30, 2024	$4,566.46	$1,255.89	$—	$7,750.41	$1,346.41	$1,300.42
December 31, 2023	4,052.52	1,106.83	—	6,816.97	1,178.69	1,142.67
June 30, 2023	4,331.26	1,174.77	—	7,221.08	1,242.70	1,209.21
December 31, 2022	4,372.11	1,177.64	—	7,224.40	1,237.43	1,208.56

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

Revenue Recognition

Futures, forward currency contracts, investments in securities, and the exchange membership are recorded on a trade date basis, and gains or losses are realized when contracts/positions are liquidated. Realized gains and losses on investments in securities are determined on a specific identification basis and are included in net realized gain (loss) in the statements of operations. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses. The difference between cost and the fair value of open investments in securities is reflected as unrealized gain or loss on investments in securities. Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations. Interest income earned on investments in securities, other cash and cash equivalent balances is recorded on an accrual basis. Market discounts and premiums on fixed-income securities are amortized daily over the expected life of the security using the effective yield method.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended June 30, 2024 and year ended December 31, 2023, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through June 30, 2024. With few exceptions, the Fund is subject to U.S. federal, or state and local income tax examinations by tax authorities for the current and prior three years.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

*	See the condensed schedule of investments for further description.

At June 30, 2024
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$1,296,198	$—	$—	$1,296,198
Net unrealized gain (loss) on open forward currency contracts*	—	860,699	—	860,699
Cash and cash equivalents:
Money market funds	1,494,229	—	—	1,494,229
Investment in private investment company	—	—	2,092,197	2,092,197
Investment in securities:
U.S. Treasury securities*	15,212,307	—	—	15,212,307
Asset backed securities*	—	13,312,795	—	13,312,795
Commercial paper*	—	16,923,932	—	16,923,932
Corporate notes*	—	29,293,592	—	29,293,592
Exchange membership	—	182,750	—	182,750
Total	$18,002,734	$60,573,768	$2,092,197	$80,668,699

At December 31, 2023
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$(739,897)	$—	$—	$(739,897)
Net open futures options contracts*	—	—		—
Net unrealized gain (loss) on open forward currency contracts*	—	(1,721,859)	—	(1,721,859)
Net unrealized gain (loss) on swap contracts*	—	18	—	18
Cash and cash equivalents:
Money market funds	1,864,439	—	—	1,864,439
Investment in private investment company	—	—	2,248,182	2,248,182
Investment in securities:
U.S. Treasury securities*	20,454,115	—	—	20,454,115
Asset backed securities*	—	8,405,558	—	8,405,558
Commercial paper*	—	17,337,749	—	17,337,749
Corporate notes*	—	31,185,533	—	31,185,533
Exchange membership	—	114,000	—	114,000
Total	$21,578,657	$55,320,999	$2,248,182	$79,147,838

*	See the condensed schedule of investments for further description.

There were no Level 3 holdings at June 30, 2024 and December 31, 2023, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At June 30, 2024, the Fund’s derivative contracts had the following impact on the statements of financial condition:

June 30, 2024

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,312,369	$(518,787)	$793,582
Currencies	1,110,719	(438,343)	672,376
Energy	548,067	(95,456)	452,611
Equity indices	510,865	(440,472)	70,393
Interest rate instruments	638,454	(1,112,106)	(473,652)
Metals	4,319,500	(4,538,612)	(219,112)
Net unrealized gain (loss) on open futures contracts	$8,439,974	$(7,143,776)	$1,296,198

Net unrealized gain (loss) on open forward currency contracts	$2,693,609	$(1,832,910)	$860,699

At June 30, 2024, there were 13,200 open futures contracts, 245 open swap contracts and 4,021 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at June 30, 2024 were:

At June 30, 2024		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Liabilities in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank, AG	$329,796	$—	$—	$329,796
Deutsche Bank Securities, Inc	346,454	—	—	346,454
Goldman Sachs & Co. LLC	139,941	—	—	139,941
SG Americas Securities, LLC	1,340,706	—	—	1,340,706
Total	$2,156,897	$—	$—	$2,156,897

For the three and six months ended June 30, 2024, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(191,505)	$(415,270)	$3,979,273	$123,113
Currencies	417,661	(604,183)	1,382,179	975,126
Energy	(877,812)	(748,084)	792,482	838,337
Equity indices	192,451	(1,592,205)	6,377,642	(210,290)
Interest rate instruments	766,482	(811,115)	(553,874)	337,498
Metals	1,388,106	(244,839)	865,034	(27,690)
Total futures contracts	1,695,383	(4,415,696)	12,842,736	2,036,094

Forward currency contracts	117,820	(382,256)	(643,661)	2,582,558

Swap contracts	(279,894)	(434)	592,898	(17)

Total futures and forward currency	$1,926,047	$(4,746,373)	$13,184,711	$4,618,635

For the three months ended June 30, 2024, the number of futures contracts closed was 127,512, the number of futures options contracts closed was 219, the number of swap contracts closed was 1,625 and the number of forward currency contracts closed was 69,352. For the six months ended June 30, 2024, the number of futures contracts closed was 235,710, the number of futures options contracts closed was 219, the number of swap contracts closed was 2,829 and the number of forward currency contracts closed was 124,070.

At December 31, 2023, the Fund’s derivative contracts had the following impact on the statements of financial condition:

December 31, 2023

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,459,095	$(788,628)	$670,467
Currencies	333,251	(636,000)	(302,749)
Energy	467,312	(853,037)	(385,725)
Equity indices	765,085	(484,401)	280,684
Interest rate instruments	1,392,319	(2,203,471)	(811,152)
Metals	1,593,837	(1,785,259)	(191,422)
Net unrealized gain (loss) on open futures contracts	$6,010,899	$(6,750,796)	$(739,897)

Net unrealized gain (loss) on open forward currency contracts	$1,826,591	$(3,548,450)	$(1,721,859)

Net unrealized gain (loss) on swap contract	$1,072	$(33)	$1,039

At December 31, 2023, there were 9,399 open futures contracts, 2,620 open forward currency contracts and 253 open swap contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2023 were:

At December 31, 2023		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Liabilities in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank, AG	$(935,202)	$—	$—	$(935,202)
Deutsche Bank Securities, Inc	(648,634)	—	—	(648,634)
SG Americas Securities, LLC	(779,195)	—	—	(779,195)
Goldman Sachs & Co. LLC	(98,707)	—	—	(98,707)
Total	$(2,461,738)	$—	$—	$(2,461,738)

For the three and six months ended June 30, 2023, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended June 30, 2023		Six Months Ended June 30, 2023
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$1,128,393	$(368,899)	$1,425,094	$(198,631)
Currencies	1,473,228	957,840	1,870,857	699,428
Energy	(1,763,306)	(12,950)	(2,684,481)	(1,187,450)
Equity indices	2,941,318	(348,284)	1,998,620	2,016,721
Interest rate instruments	(1,331,870)	3,963,091	(2,906,658)	1,027,082
Metals	(710,490)	(145,338)	(2,116,608)	134,816
Total futures contracts	1,737,273	4,045,460	(2,413,176)	2,491,966

Forward currency contracts	2,215,433	1,152,667	2,150,623	775,084

Net open futures options contracts	—	—	—	—

Swap contracts	75,873	(134)	(1,045,517)	(1,039)

Total futures and forward currency	$4,028,579	$5,197,993	$(1,308,070)	$3,266,011

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

At June 30, 2024 and December 31, 2023, the Principal of the General Partner had the following investment balance in the Fund:

	June 30, 2024	December 31, 2023
Units Owned	13.9977	13.9977
Value of Units	$108,488	$95,422

The following fees are paid to the General Partner:

■	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears. The General Partner was paid management fees of $500,293 and $986,327 for the three-month and six-month periods ended June 30, 2024, respectively, and was paid $533,849 and $1,090,845 for the three-month and six-month periods ended June 30, 2023, respectively.

■	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears. During 2023 and through the six-months ended June 30, 2024, the General Partner did not earn any General Partner performance fees.

■	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner.

■	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner. Broker-dealer servicing fees were $18,647 and $36,657 for the three-month and six-month periods ended June 30, 2024, respectively, and were $19,734 and $39,777 for the three-month and six-month periods ended June 30, 2023, respectively.

■	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the Fund, payable in arrears to the General Partner. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

5.	Trading Advisors and Cash Manager

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

Principal Global Investors, LLC serves as the cash manager for the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.15% and 0.14% of the investments in securities and certificates of deposit as of the period ended June 30, 2024 and 2023, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund maintains assets, including cash, equity in futures and forward currency contracts, and investments in securities, with brokers, subject to CFTC regulations and various exchange and broker requirements. At June 30, 2024 and December 31, 2023, the Fund had assets totaling $49,929,126 and $35,822,071, respectively, with brokers, which includes margin deposit requirements of $30,059,068 and $24,415,248, respectively.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.

The following table presents the exposure at June 30, 2024.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$15,212,307	$10,955,799	$25,341,935	$13,312,795	$64,822,836	50.79%
Canada	—	1,396,085	1,002,172	—	2,398,257	1.88%
Ireland	—	792,959	—	—	792,959	0.62%
United Kingdom	—	1,487,598	2,949,485	—	4,437,083	3.48%
France	—	692,691	—	—	692,691	0.54%
Singapore	—	799,881	—	—	799,881	0.63%
Australia	—	798,919	—	—	798,919	0.63%
Total	$15,212,307	$16,923,932	$29,293,592	$13,312,795	$74,742,626	58.57%

The following table presents the exposure at December 31, 2023.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$20,454,115	$12,644,114	$26,284,258	$8,405,558	$67,788,045	56.79%
Ireland	—	749,655	—	—	749,655	0.62%
United Kingdom	—	1,597,176	3,878,058	—	5,475,234	4.58%
Canada	—	1,693,712	1,023,217	—	2,716,929	2.28%
Singapore	—	653,092	—	—	653,092	0.55%
Total	$20,454,115	$17,337,749	$31,185,533	$8,405,558	$77,382,955	64.82%

9.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at June 30, 2024, the statements of operations for the three and six months ended June 30, 2024 and 2023, the statements of cash flows and statement of changes in partners’ capital (net asset value) for the six months ended June 30, 2024 and 2023, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at June 30, 2024, results of operations, cash flows and changes in partners’ capital (net asset value) for the three and six months ended June 30, 2024 and 2023. The results of operations for the three and six months ended June 30, 2024 and 2023 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three and six months ended June 30, 2024 and 2023, assuming the unit was outstanding throughout the entire period:

	Three Months Ended June 30, 2024
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,679.34	$1,282.47	$7,906.62	$1,370.32	$1,325.97

Net realized and change in unrealized gain (loss) on investments (1)	(114.80)	(31.62)	(195.27)	(33.93)	(32.76)
Net investment income (loss) (1)	1.92	5.04	39.06	10.02	7.21
Total income (loss) from operations	(112.88)	(26.58)	(156.21)	(23.91)	(25.55)

Redemption value per share	—	—	—	—	—

Net asset value per unit, end of period	$4,566.46	$1,255.89	$7,750.41	$1,346.41	$1,300.42

Total return	(2.41)%	(2.07)%	(1.98)%	(1.74)%	(1.93)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	4.47%	3.02%	2.64%	1.67%	2.47%
General Partner 1% allocation	(0.02)%	(0.02)%	(0.02)%	(0.02)%	(0.02)%
Net total expenses	4.45%	3.00%	2.62%	1.65%	2.45%

Net investment income (loss) (2) (3) (5)	0.07%	1.48%	1.88%	2.83%	2.08%

	Three Months Ended June 30, 2023
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per Unit, beginning of period	$4,125.32	$1,115.03	$6,847.10	$1,175.57	$1,146.01

Net realized and change in unrealized gain (loss) on investments (1)	244.06	69.13	404.40	69.41	67.64
Net investment income (loss) (1)	(38.12)	(9.39)	(30.42)	(2.28)	(4.44)
Total income (loss) from operations	205.94	59.74	373.98	67.13	63.20

Redemption value per share	—	—	—	—	—

Net asset value per unit, end of period	$4,331.26	$1,174.77	$7,221.08	$1,242.70	$1,209.21

Total return (4)	4.99%	5.36%	5.46%	5.71%	5.51%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	6.82%	8.35%	4.90%	3.89%	4.64%
General Partner 1% allocation	0.05%	0.11%	0.05%	0.06%	0.05%
Net total expenses	6.87%	8.46%	4.95%	3.95%	4.69%

Net investment income (loss) (2) (3) (5)	(3.36)%	(2.82)%	(1.49)%	(0.52)%	(1.28)%

	Six Months Ended June 30, 2024
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,052.52	$1,106.83	$6,816.97	$1,178.69	$1,142.67

Net realized and change in unrealized gain (loss) on investments (1)	587.79	160.26	988.05	170.55	165.64
Net investment income (loss) (1)	(73.85)	(11.20)	(54.61)	(2.83)	(7.89)
Total income (loss) from operations	513.94	149.06	933.44	167.72	157.75

Redemption value per share	—	—	—	—	—

Net asset value per unit, end of period	$4,566.46	$1,255.89	$7,750.41	$1,346.41	$1,300.42

Total return (4)	12.68%	13.47%	13.69%	14.23%	13.81%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	7.37%	5.92%	5.50%	4.47%	5.30%
General Partner 1% allocation	0.12%	0.12%	0.13%	0.13%	0.13%
Net total expenses	7.49%	6.04%	5.63%	4.60%	5.43%

Net investment income (loss) (2) (3) (5)	(3.05)%	(1.57)%	(1.19)%	(0.17)%	(0.98)%

	Six Months Ended June 30, 2023
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per Unit, beginning of period	$4,372.11	$1,177.64	$7,224.40	$1,237.43	$1,208.56

Net realized and change in unrealized gain (loss) on investments (1)	21.71	5.22	36.41	6.25	6.11
Net investment income (loss) (1)	(62.56)	(8.09)	(39.73)	(0.98)	(5.46)
Total income (loss) from operations	(40.85)	(2.87)	(3.32)	5.27	0.65

Redemption value per share	—	—	—	—	—

Net asset value per unit, end of period	$4,331.26	$1,174.77	$7,221.08	$1,242.70	$1,209.21

Total return (4)	(0.93)%	(0.24)%	(0.05)%	0.43%	0.05%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	6.09%	4.75%	4.26%	3.29%	4.05%
General Partner 1% allocation	(0.01)%	(0.03)%	0.00%	0.00%	0.00%
Net total expenses	6.08%	4.72%	4.26%	3.29%	4.05%

Net investment income (loss) (2) (3) (5)	(2.93)%	(1.45)%	(1.11)%	(0.15)%	(0.91)%

Total returns are calculated based on the change in value of a Class A, A2, B, I or R Unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	The net investment income (loss) per unit is calculated by dividing the net investment income (loss) by the average number of Class A, A2, B, I or R Units outstanding during the period. Net realized and change in unrealized gain (loss) on investments is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of net realized and change in unrealized gain (loss) on investment per unit due to the timing of investment gains and losses during the period relative to the number of units outstanding.

(2)	The net investment income (loss) includes interest income and excludes net realized and net change in unrealized gain (loss) from investment activities as shown in the statements of operations. The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net investment gain (loss) in the statements of operations. The resulting amount is divided by the average net asset value for the period.

(3)	Ratios have been annualized.

(4)	Ratios have not been annualized.

(5)	Ratio excludes General Partner 1% allocation.

12. Subsequent Events

Subsequent to June 30, 2024, there were $0 of contributions into the Fund and an estimated $1,608,098 of redemptions from the Fund.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of June 30, 2024 and second quarter 2024 gross performance contribution by sector was as follows:

Risk Allocation	Net Position	Sector	Gross Performance Contribution
12%	Short	Agriculture	(0.36)%
15%	Long	Energy	(1.60)%
5%	Long	Metals	1.03%
24%	Long FX	Currencies	(0.41)%
13%	Long	Equity indices	(0.70)%
31%	Short	Interest rates	(0.21)%

Commodity positioning was mixed at quarter end. In energy markets, oil and oil products finished the period long, while natural gas and power markets were slightly short. In metals, both base and precious metal exposure finished the period long. Agricultural positions were mixed, as grain was significantly short, and livestock and softs were long. Fixed income exposure fluctuated in size but remained short at the end of June. Geographically within fixed income, U.S. and European exposure ended the period short while Asian and Canadian positions were slightly long. Equity exposure was long with the largest exposures in Europe and Asia, though U.S. positioning was also long. Finally, in FX markets exposure finished long USD/short FX with the largest short positions in the Japanese Yen and Euro.

Results of Operations

The returns for each Class of Units for the six months ended June 30, 2024 and 2023 were:

Class of Units	2024	2023
Class A	(0.93)%	15.10%
Class A2	(0.24)%	15.90%
Class B	(0.05)%	16.13%
Class I	0.43%	16.68%
Class R	0.05%	16.25%

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

April

Equities fell in April, deviating from the monthly uptrend that has persisted since November of 2023, as the S&P 500 Index dropped -4.08%, bringing its YTD return to up +6.04%. Bonds again failed to protect, as the Bloomberg U.S. Aggregate Bond Index sold off -2.53%, pushing its YTD return down to -3.28%. Outside of traditional asset classes, commodities rose on a strong move higher by industrial metals. The U.S. Dollar rallied against a broad basket of foreign currencies as the U.S. economy showed signs of strength.

The LoCorr Futures Portfolio Fund rose again in April, adding to its strong start for the year. The positive month was bolstered by interest rates, currencies, and metals, while gains in these markets were somewhat offset by modest losses in equities, energy products, and agricultural commodities. The Fund finished with a net gain of 3.16%, 3.28%, 3.31%, 3.40% and 3.33% for Class A, A2, B, I, and R Units, respectively.

May

Equities rose in May, rebounding from a loss of -4.08% in April, as the S&P 500 Index gained +4.96%, bringing its YTD return to up +11.30%. Bonds were slightly positive, as the Bloomberg U.S. Aggregate Bond Index rose +1.70% bringing its YTD return to down -1.64%. Outside of traditional asset classes, commodities rose on a move higher in grains and precious metals. The U.S. Dollar moved downward against the backdrop of shifting investor appetite to risk-on assets.

The LoCorr Futures Portfolio Fund posted a modest loss in May but is still in strong positive territory this year. The negative month was driven by interest rates, currencies, energy products, and agricultural commodities, while losses in these markets were somewhat offset by gains in metals and stock indices. The Fund finished with a net loss of (2.59)%, (2.48)%, (2.44)%, (2.37)% and (2.43)% for Class A, A2, B, I, and R Units, respectively.

June

Equities rose in June, continuing the gains in May, as the S&P 500 Index rose +3.59%, bringing its YTD return to up +15.29%. Bonds were slightly positive, as the Bloomberg U.S. Aggregate Bond Index rose +0.95% bringing its YTD return to down -0.71%. Outside of traditional asset classes, commodities fell on a move lower in grains and industrial metals. The U.S. Dollar moved upward on stronger economic data and hawkish Fed comments.

The LoCorr Futures Portfolio Fund posted a modest loss in June but is still in strong positive territory this year. The negative month was driven by interest rates, currencies, metals, and stock indices, while losses in these markets were somewhat offset by gains in agricultural commodities and energy products. The Fund finished with a net loss of (2.89)%, (2.78)%, (2.74)%, (2.67)% and (2.73)% for Class A, A2, B, I, and R Units, respectively.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund's open positions by market sector at June 30, 2024 and December 31, 2023. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	June 30, 2024		December 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$985,569	0.76%	$981,266	0.81%
Currencies	2,062,801	1.60	1,516,199	1.25%
Energy	806,707	0.62	788,670	0.65%
Equity indices	1,256,336	0.97	1,033,972	0.86%
Interest rate instruments	1,578,014	1.22	1,231,302	1.02%
Metals	644,374	0.50	347,474	0.29%

Total	$7,333,801	5.67%	$5,898,883	4.88%

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

The following were the primary trading risk exposures of the Fund as of June 30, 2024, by market sector.

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

The following represent non-trading risk exposures of the Fund as of June 30, 2024.

Foreign Currency Balances

The Fund's primary foreign currency balances are in euros, Japanese yen, British pounds, Australian dollars, Hong Kong dollars and Canadian dollars. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than once a week).

U.S. Treasury Securities, U.S. and Foreign Government Sponsored Enterprise Notes, Commercial Paper, Corporate Notes, and Asset Backed Securities

Monies in excess of margin requirements are invested in fixed income instruments, including U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, commercial paper, corporate notes, and asset backed securities. Fluctuations in prevailing interest rates could cause mark-to-market gains or losses on the Fund's investments; although substantially all of these investments are held to maturity.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at June 30, 2024 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended June 30, 2024. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended June 30, 2024 were as follows:

	April	May	June	Total
A Units
Units redeemed	(146.8022)	(91.2327)	(125.5327)	(363.5676)
Average net asset value per unit	$4,827.25	$4,702.31	$4,566.46	$4,705.85

A2 Units
Units redeemed	—	—	—	—
Average net asset value per unit	—	—	—	—

B Units
Units redeemed	(37.2332)	(46.5372)	(45.3219)	(129.0923)
Average net asset value per unit	$8,168.70	$7,969.13	$7,750.41	$7,949.90

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	—	—	—	—

R Units
Units redeemed	(52.4031)	(159.9164)	—	(212.3195)
Average net asset value per unit	$1,370.15	$1,336.90	—	$1,345.11

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

Dated: August 14, 2024	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, LLC
General Partner

By:	/s/ Kevin M. Kinzie
Name:	Kevin M. Kinzie
Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

By:	/s/ Jon C. Essen
Name:	Jon C. Essen
Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)