Form 10-Q
period 2024-09-30
LOCORR FUTURES PORTFOLIO FUND L.P.
filed 2024-11-14
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

LoCorr Futures Portfolio Fund, Limited Partnership

Statement of Financial Condition

September 30, 2024 (Unaudited) and December 31, 2023

	September 30, 2024 (Unaudited)	December 31, 2023
Assets
Equity in broker trading accounts
Cash	$38,558,932	$38,283,809
Net unrealized gain (loss) on open futures contracts	2,113,442	(739,897)
Net unrealized gain (loss) on open forward currency contracts	(180,556)	(1,721,859)
Net unrealized gain (loss) on swap contracts	—	18
Total equity in broker trading accounts	40,491,818	35,822,071
Cash and cash equivalents	2,475,525	5,806,473
Investment in private investment company, at fair value (cost $2,237,264 and $2,237,264)	1,132,997	2,248,182
Investment in securities, at fair value (cost $68,431,649 and $77,451,839)	69,254,914	77,382,955
General Partner 1% allocation receivable	—	91,905
Exchange membership, at fair value (cost $189,000 and $189,000)	147,500	114,000
Dividend receivable	25,591	30,595
Total assets	$113,528,345	$121,496,181

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$134,223	$143,713
Trading Advisor incentive fees payable	352,547	—
Commissions and other trading fees payable on open contracts	21,391	19,591
Cash Managers fees payable	24,613	27,533
General Partner management and performance fees payable	140,946	151,291
General Partner 1% allocation payable	20,729	—
Selling Agent payable - General Partner	122,853	133,452
Broker dealer servicing fees payable - General Partner	5,316	5,622
Administrative fee payable - General Partner	41,154	44,243
Interest payable	39,187	40,887
Redemption payable	368,736	1,544,109
Subscriptions received in advance	—	9,700
Total liabilities	1,271,695	2,120,141

Partners’ Capital (Net Asset Value)
Class A Interests – 17,942.9885 and 19,384.2057 units
outstanding at September 30, 2024 and December 31, 2023, respectively	73,126,928	78,554,826
Class A2 Interests – 8.7653 and 94.7752 units
outstanding at September 30, 2024 and December 31, 2023, respectively	9,857	104,898
Class B Interests – 4,581.9852 and 4,886.1080 units
outstanding at September 30, 2024 and December 31, 2023, respectively	31,836,100	33,308,431
Class I Interests – 247.1650 and 247.1650 units
outstanding at September 30, 2024 and December 31, 2023, respectively	299,041	291,331
Class R Interests – 5,988.3660 and 6,228.0149 units
outstanding at September 30, 2024 and December 31, 2023, respectively	6,984,724	7,116,554
Total partners’ capital (net asset value)	112,256,650	119,376,040

Total liabilities and partners’ capital (net asset value)	$113,528,345	$121,496,181

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

September 30, 2024 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$1,250,000	2/28/25	U.S. Treasury Bond	2.75%	1,244,350	1.11%
1,250,000	4/30/25	U.S. Treasury Bond	3.88%	1,266,950	1.13%
2,000,000	5/31/25	U.S. Treasury Bond	4.25%	2,028,878	1.81%
1,650,000	11/15/25	U.S. Treasury Bond	4.50%	1,688,358	1.51%
1,650,000	4/15/26	U.S. Treasury Bond	3.75%	1,678,313	1.50%
1,000,000	8/31/26	U.S. Treasury Bond	3.75%	1,004,618	0.89%
1,150,000	5/15/27	U.S. Treasury Bond	4.50%	1,195,422	1.06%
850,000	8/15/27	U.S. Treasury Bond	3.75%	858,055	0.76%
Total U.S. Treasury securities (cost: $10,846,648)				10,964,944	9.77%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield [1]
Agriculture
$600,000	11/5/24	EIDP, Inc.	5.04%	$596,990	0.53%
Banks
300,000	11/12/24	HSBC USA Inc.	5.16%	298,163	0.27%
800,000	10/28/24	Mitsubishi UFJ Trust & Banking Corporation (U.S.A)	4.66%	797,108	0.71%

Beverages
700,000	10/29/24	Brown-Forman Corporation	4.70%	697,359	0.63%
Diversified financial services
800,000	10/16/24	Cabot Trail Funding LLC	4.88%	798,270	0.71%
600,000	10/2/24	Columbia Funding Company, LLC	2.62%	599,913	0.53%
800,000	10/9/24	Gotham Funding Corporation	4.76%	799,049	0.71%
400,000	11/5/24	Liberty Street Funding LLC	5.09%	397,974	0.35%
700,000	10/21/24	Manhattan Asset Funding Company LLC	4.99%	697,970	0.62%
Food
700,000	10/25/24	Archer Daniels Midland Company	4.65%	697,746	0.62%
700,000	10/24/24	Mondelez International, Inc.	4.71%	697,809	0.62%
Insurance
800,000	10/11/24	Pacific Life Short Term Funding LLC	4.82%	798,824	0.71%
Machinery
700,000	10/4/24	Cummins Inc.	4.00%	699,689	0.62%
Media
800,000	10/18/24	The Walt Disney Company	5.08%	797,975	0.72%

Total U.S. commercial paper (cost: $9,330,850)				9,374,839	8.35%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2024 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$700,000	12/3/24	The Toronto-Dominion Bank	4.73%	$694,157	0.62%
800,000	11/18/24	United Overseas Bank Limited	4.81%	794,791	0.71%
Chemicals
600,000	10/28/24	Nutrien Ltd.	4.77%	597,781	0.53%
Diversified financial services
700,000	10/10/24	Brookfield Corporate Treasury Ltd.	4.90%	699,048	0.62%
Equipment
800,000	10/29/24	Magna International Inc.	5.21%	796,659	0.71%
Machinery
800,000	10/2/24	John Deere Financial Inc.	2.63%	799,883	0.71%
Manufacturing
700,000	12/10/24	Glencove Funding DAC	5.00%	693,167	0.62%
Total foreign commercial paper (cost: $5,061,981)				5,075,486	4.52%
Total commercial paper (cost: $14,392,831)				14,450,325	12.87%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$3,000,000	5/1/25	Boeing Company	4.88%	$3,045,920	2.71%
Banks
2,000,000	3/11/27	Bank of America Corporation	1.66%	1,924,208	1.71%
1,000,000	3/18/27	Goldman Sachs Bank USA	5.28%	1,015,786	0.90%
2,000,000	12/8/26	JPMorgan Chase Bank, National Association	5.11%	2,076,355	1.86%
3,250,000	1/26/26	KeyBank National Association	4.70%	3,285,812	2.93%
2,000,000	12/6/24	Truist Bank	2.15%	2,003,130	1.78%
Computers
950,000	9/25/26	Hewlett Packard Enterprise Company	4.45%	950,508	0.85%
Diversified financial services
2,000,000	1/20/27	Morgan Stanley	3.63%	1,991,911	1.77%
1,500,000	2/5/27	National Rural Utilities Cooperative Finance Corporation	4.80%	1,536,160	1.37%
Energy
1,000,000	6/1/25	DTE Energy Company	1.05%	977,906	0.87%
1,500,000	1/29/26	NextEra Energy Capital Holdings, Inc.	4.95%	1,528,004	1.36%
Machinery
2,000,000	1/10/25	John Deere Capital Corporation	1.25%	1,985,767	1.77%
Pharmaceuticals
1,000,000	3/2/25	Amgen Inc.	5.25%	1,005,533	0.90%
Software
1,000,000	4/4/27	Adobe Inc.	4.85%	1,045,917	0.94%
Telecommunications
2,000,000	3/1/27	AT&T Inc.	4.25%	2,014,473	1.79%
Total U.S. corporate notes (cost: $25,953,478)				26,387,390	23.51%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2024 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,000,000	12/11/26	The Toronto-Dominion Bank	5.26%	$1,040,886	0.93%
Diversified financial services
3,000,000	1/13/25	UBS AG, London Branch	1.38%	2,977,909	2.65%
Total foreign corporate notes (cost: $3,948,550)				4,018,795	3.58%
Total corporate notes (cost: $29,902,028)				30,406,185	27.09%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$130,198	9/15/26	Capital One Prime Auto Receivables Trust 2021-1	0.77%	128,173	0.11%
5,735	2/17/26	CarMax Auto Owner Trust 2021-2	0.52%	5,715	0.01%
214,781	6/15/26	CarMax Auto Owner Trust 2021-3	0.55%	211,764	0.19%
324,778	4/26/27	Chase Auto Owner Trust 2024-1	5.48%	326,241	0.29%
683,920	5/25/27	Chase Auto Owner Trust 2024-2	5.66%	687,924	0.61%
153,233	4/15/33	Chesapeake Funding II LLC - 2018 - 2	0.47%	152,317	0.14%
112,079	6/15/26	Ford Credit Auto Owner Trust 2022-A	1.29%	110,766	0.10%
650,000	11/20/26	GM Financial Automobile Leasing Trust 2023-3	5.38%	656,197	0.58%
1,500,000	9/21/26	GM Financial Automobile Leasing Trust 2024-2	5.43%	1,511,645	1.35%
510,498	11/16/26	Mercedes-Benz Auto Receivables Trust 2023-2	5.92%	513,806	0.46%
27,751	6/15/26	Santander Consumer Auto Receivables Trust 2021-A	0.48%	27,666	0.02%
124,249	2/16/27	Santander Drive Auto Receivables Trust 2023-4	6.18%	124,873	0.11%
134,855	7/15/27	Santander Drive Auto Receivables Trust 2023-5	6.31%	135,658	0.12%
391,912	9/15/27	Santander Drive Auto Receivables Trust 2024-2	5.80%	394,186	0.35%
318,513	1/20/26	Sbna Auto Lease Trust 2024 - A Fund	5.45%	319,720	0.28%
300,497	9/15/26	Toyota Auto Receivables 2022-B Owner Trust	2.93%	298,400	0.27%
347,274	7/22/26	Toyota Lease Owner Trust 2024-A	5.33%	348,393	0.31%
Credit cards
2,000,000	5/15/25	American Express Credit Account Master Trust	3.39%	1,988,864	1.77%
405,000	8/15/25	American Express Credit Account Master Trust 2022-3	3.75%	403,765	0.36%
460,000	5/15/26	American Express Credit Account Master Trust 2023-1	4.87%	466,416	0.42%
250,000	11/15/24	American Express Credit Account Master Trust, Series 2021-1	0.90%	248,840	0.22%
65,000	6/16/25	BA Credit Card Trust, Series 2022-1	3.53%	64,665	0.06%
435,000	4/17/28	BA Credit Card Trust, Series 2022-2	5.00%	438,706	0.39%
1,000,000	3/17/25	Capital One Multi-Asset Execution Trust, Series 2022-1	2.80%	992,374	0.88%
600,000	5/15/25	Capital One Multi-Asset Execution Trust, Series 2022-2	3.49%	596,721	0.53%
Equipment
142,637	3/14/29	CCG Receivables Trust 2021-2	0.54%	141,159	0.13%
1,500,000	8/20/27	Dllad 2024-1 LLC	5.50%	1,516,436	1.35%
358,113	6/13/28	Mmaf Equipment Finance Llc 2021-A	0.56%	349,753	0.31%
275,000	7/20/28	Verizon Master Trust	1.53%	272,317	0.24%
Total U.S. asset backed securities (cost: $13,290,142)				13,433,460	11.96%
Total investments in securities (cost: $68,431,649)				$69,254,914	61.69%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2024 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS[2]
Long U.S. Futures Contracts
Agricultural commodities	$926,770	0.83%
Currencies	261,389	0.23%
Energy	(25,271)	(0.02)%
Equity indices	361,644	0.32%
Interest rate instruments	(314,448)	(0.28)%
Metals[2]	5,325,108	4.74%
Net unrealized gain (loss) on open long U.S. futures contracts	6,535,192	5.82%

Short U.S. Futures Contracts
Agricultural commodities	(460,354)	(0.41)%
Currencies	38,468	0.03%
Energy	(133,060)	(0.12)%
Equity indices	(123,051)	(0.11)%
Interest rate instruments	398	0.00%
Metals[2]	(5,261,123)	(4.69)%
Net unrealized gain (loss) on open short U.S. futures contracts	(5,938,722)	(5.30)%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	596,470	0.52%

Long Foreign Futures Contracts
Agricultural commodities	14,663	0.01%
Currencies	(65,880)	(0.06)%
Energy	5,918	0.01%
Equity indices	1,021,503	0.91%
Interest rate instruments	767,000	0.68%
Metals	(18,394)	(0.02)%
Net unrealized gain (loss) on open long foreign futures contracts	1,724,810	1.53%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2024 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS[2] (continued)
Short Foreign Futures Contracts
Agricultural commodities	(54,371)	(0.05)%
Currencies	(1,188)	0.00%
Energy	(38,942)	(0.03)%
Equity indices	(27,832)	(0.02)%
Interest rate instruments	(82,995)	(0.07)%
Metals	(2,510)	0.00%
Net unrealized gain (loss) on open short foreign futures contracts	(207,838)	(0.17)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	1,516,972	1.36%

Net unrealized gain (loss) on open futures contracts	$2,113,442	1.88%

OPEN FORWARD CURRENCY CONTRACTS[2]
U.S. Forward Currency Contracts
Long	$576,213	0.51%
Short	(793,976)	(0.71)%
Net unrealized gain (loss) on open U.S. forward currency contracts	(217,763)	(0.20)%

Foreign Forward Currency Contracts
Long	(470)	0.00%
Short	37,677	0.03%
Net unrealized gain (loss) on open foreign forward currency contracts	37,207	0.03%

Net unrealized gain (loss) on open forward currency contracts	$(180,556)	(0.17)%

INVESTMENT IN PRIVATE INVESTMENT COMPANY[3]
Galaxy Plus Fund - East Alpha Feeder Fund (548) LLC (cost: $2,237,264)	$1,132,997	1.01%

[1]	Represents the annualized yield at date of measurement for discount securities or the stated coupon rate for coupon-bearing securities.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

[3]	Private investment company is a separate series that is part of the Galaxy Plus Managed Account Platform (Platform), which is sponsored by New Hyde Park Alternative Funds, LLC (Sponsor). Each series on the Platform invests in Master Fund that allocates assets to a Commodity Trading Advisor (“CTA”). The CTA of our master fund investment trades global commodities markets primarily through futures contracts. The CTA is paid a management fee of up to 1.00% and a 20% share of the trading profits which are included in the net asset value of the underlying investment. The Fund may redeem any portion of its investment on a daily basis. Any requested redemption will be satisfied within two days. There are no restrictions on liquidity for the Fund.

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2023

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$2,500,000	1/31/24	U.S. Treasury Bond	2.25%	$2,516,593	2.11%
2,000,000	2/29/24	U.S. Treasury Bond	1.50%	1,997,160	1.67%
1,000,000	3/31/24	U.S. Treasury Bond	2.25%	998,094	0.84%
5,000,000	4/15/24	U.S. Treasury Bond	0.38%	4,934,362	4.13%
1,000,000	6/30/24	U.S. Treasury Bond	2.00%	994,164	0.83%
2,000,000	4/30/25	U.S. Treasury Bond	3.88%	1,994,962	1.67%
2,000,000	5/31/25	U.S. Treasury Bond	4.25%	1,999,467	1.67%
2,500,000	11/15/25	U.S. Treasury Bond	4.50%	2,522,502	2.12%
2,500,000	4/15/26	U.S. Treasury Bond	3.75%	2,496,811	2.09%
Total U.S. Treasury securities (cost: $20,232,161)				20,454,115	17.13%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$700,000	2/23/24	Toyota Motor Credit Corp.	5.30%	$694,225	0.58%
800,000	3/15/24	Volvo Treasury NA LP	5.38%	790,796	0.66%
Banks
800,000	1/5/24	MUFG Bank, Ltd., New York Branch	4.63%	799,280	0.67%
Beverages
800,000	1/4/24	Brown-Forman Corporation	4.52%	799,398	0.66%
Diversified financial services
800,000	1/26/24	Cabot Trail Funding LLC	5.25%	796,736	0.67%
700,000	1/22/24	DCAT, LLC	5.29%	697,530	0.58%
900,000	1/4/24	Equitable Short Term Funding LLC	4.58%	899,313	0.76%
800,000	3/4/24	Fairway Finance Company LLC	5.37%	792,128	0.66%
800,000	2/27/24	Gotham Funding Corporation	5.39%	792,814	0.66%
900,000	1/12/24	Liberty Street Funding LLC	5.11%	898,213	0.75%
800,000	1/2/24	National Rural Utilities Cooperative Finance Corporation	4.09%	799,637	0.68%
800,000	1/31/24	Sheffield Receivables Company LLC	5.38%	796,053	0.67%
800,000	2/6/24	Thunder Bay Funding, LLC	5.31%	795,398	0.67%
Energy
800,000	1/8/24	Berkshire Hathaway Energy Company	4.93%	798,904	0.67%
Insurance
700,000	2/9/24	Pacific Life Short Term Funding LLC	5.27%	695,695	0.58%
Machinery
800,000	1/16/24	John Deere Capital Corporation	5.02%	797,994	0.67%
Total U.S. commercial paper (cost: $12,583,605)				12,644,114	10.59%

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

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2023

Description	Fair Value	% of Partners’ Capital (Net Asset Value)

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$(116,871)	(0.10)%
Currencies	93,565	0.08%
Energy	(367,095)	(0.31)%
Equity indices	246,214	0.21%
Interest rate instruments	143,787	0.12%
Metals	950,297	0.80%
Net unrealized gain (loss) on open long U.S. futures contracts	949,897	0.80%

Short U.S. Futures Contracts
Agricultural commodities	404,628	0.34%
Currencies	(170,074)	(0.14)%
Energy	96,029	0.08%
Equity indices	(137,980)	(0.12)%
Interest rate instruments[2]	(1,637,022)	(1.36)%
Metals	(1,135,292)	(0.96)%
Net unrealized gain (loss) on open short U.S. futures contracts	(2,579,711)	(2.16)%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	(1,629,814)	(1.36)%

Long Foreign Futures Contracts
Agricultural commodities	223,122	0.19%
Currencies	(84,588)	(0.07)%
Equity indices	275,581	0.23%
Interest rate instruments	1,037,120	0.87%
Metals	(6,427)	(0.01)%
Net unrealized gain (loss) on open long foreign futures contracts	1,444,808	1.21%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2023

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS (continued)
Short Foreign Futures Contracts
Agricultural commodities	$159,588	0.13%
Currencies	(141,652)	(0.11)%
Energy	(114,659)	(0.10)%
Equity indices	(103,131)	(0.09)%
Interest rate instruments	(355,037)	(0.29)%
Net unrealized gain (loss) on open short foreign futures contracts	(554,891)	(0.46)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	889,917	0.75%

Net unrealized gain (loss) on open futures contracts	$(739,897)	(0.61)%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long[2]	$1,245,553	1.04%
Short[2]	(2,360,245)	(1.97)%
Net unrealized gain (loss) on open U.S. forward currency contracts	(1,114,692)	(0.93)%

Foreign Forward Currency Contracts
Long	(535,092)	(0.45)%
Short	(72,075)	(0.06)%
Net unrealized gain (loss) on open foreign forward currency contracts	(607,167)	(0.51)%

Net unrealized gain (loss) on open forward currency contracts	$(1,721,859)	(1.44)%

TOTAL RETURN SWAP CONTRACTS
Long	18	0.00%
Short	—	0.00%
	18	0.00%
INVESTMENT IN PRIVATE INVESTMENT COMPANY[3]
Galaxy Plus Fund - East Alpha Feeder Fund (548) LLC (cost: $2,237,264)	$2,248,182	1.88%

[1]	Represents the annualized yield at date of measurement for discount securities or the stated coupon rate for coupon-bearing securities.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

[3]	Private investment company is a separate series that is part of the Galaxy Plus Managed Account Platform (Platform), which is sponsored by New Hyde Park Alternative Funds, LLC (Sponsor). Each series on the Platform invests in Master Fund that allocates assets to a Commodity Trading Advisor (“CTA”). The CTA of our master fund investment trades global commodities markets primarily through futures contracts. The CTA is paid a management fee of up to 1.00% and a 20% share of the trading profits which are included in the net asset value of the underlying investment. The Fund may redeem any portion of its investment on a daily basis. Any requested redemption will be satisfied within two days. There are no restrictions on liquidity for the Fund.

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Operations

For the Three and Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on:
Futures, futures options, swaps and forward contracts	$(12,895,488)	$5,751,246	$305,987	$4,426,599
Investments in securities	65,403	(478,943)	(182,052)	(633,886)
Net change in unrealized gain (loss) on:
Futures, futures options, swaps and forward contracts	(224,011)	(916,029)	4,394,624	2,349,982
Investment in private investment company	(959,201)	(572,376)	(1,115,185)	(1,796,624)
Investments in securities	562,399	863,761	880,035	1,399,590
Exchange membership	(35,250)	—	33,500	(53,500)
Brokerage commissions and trading expenses	(277,451)	(183,438)	(854,174)	(706,804)
Net realized and change in unrealized gain (loss) on investments	(13,763,599)	4,464,221	3,462,735	4,985,357

Net investment income (loss)
Income
Interest income (loss)	1,322,187	1,301,390	4,097,889	3,578,120

Expenses
Trading Advisor management fee	419,778	474,066	1,337,060	1,491,749
Trading Advisor incentive fee	(234,362)	190,044	924,631	623,590
Cash manager fees	26,329	29,179	82,160	92,486
General Partner management and performance fees	433,186	516,880	1,419,513	1,607,724
Selling agent fees – General Partner	378,943	454,336	1,244,904	1,431,742
Broker dealer servicing fees – General Partner	16,200	19,524	52,857	59,301
General Partner 1% allocation	(136,117)	39,263	20,729	27,739
Administrative expenses – General Partner	130,176	155,297	426,558	483,019
Total expenses	1,034,133	1,878,589	5,508,412	5,817,350
Net investment income (loss)	288,054	(577,199)	(1,410,523)	(2,239,230)
Net income (loss)	$(13,475,545)	$3,887,022	$2,052,212	$2,746,127

 The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Operations (continued)

For the Three and Nine Months Ended September 30, 2024 and 2023 (unaudited)

	Three Months Ended September 30, 2024
	Class A	Class A2	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(490.94)	$(131.12)	$(802.31)	$(136.53)	$(134.04)
Net income (loss) per unit†	$(496.30)	$(345.80)	$(804.75)	$(136.54)	$(134.04)

Weighted average number of units outstanding	18,057.9888	40.3551	4,551.6305	247.1650	5,988.3663

	Three Months Ended September 30, 2023
	Class A	Class A2	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$118.22	$36.26	$230.30	$42.66	$39.18
Net income (loss) per unit†	$116.15	$36.27	$231.59	$42.66	$39.18

Weighted average number of units outstanding	20,592.2172	94.7737	5,326.5795	247.1650	6,323.8290

	Nine Months Ended September 30, 2024
	Class A	Class A2	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$23.00	$17.94	$131.13	$31.19	$23.71
Net income (loss) per unit†	$54.22	$17.67	$180.78	$31.19	$31.16

Weighted average number of units outstanding	18,594.0737	83.7064	4,673.1858	247.1650	6,097.4845

	Nine Months Ended September 30, 2023
	Class A	Class A2	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$77.37	$33.39	$226.98	$47.93	$39.83
Net income (loss) per unit†	$58.19	$(19.58)	$220.90	$45.08	$40.03

Weighted average number of units outstanding	21,901.3029	173.7465	5,476.9014	249.9585	6,343.8945

†	(based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	2024	2023
Cash flows from operating activities
Net income (loss)	$2,052,212	$2,746,127
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures, futures options, forwards contracts and swap contracts	(4,394,624)	(2,349,982)
Net realized (gain) loss on securities	182,052	633,886
Net realized and change in unrealized (gain) loss on private investment company and securities	1,115,185	1,796,624
Net change in unrealized (gain) loss on securities	(880,035)	(1,399,590)
Purchases of securities and private investment company	(280,288,056)	(317,115,195)
Proceeds from disposition of private investment company	289,114,080	330,592,975
Net change in unrealized (gain) loss on exchange membership	(33,500)	53,500
Changes in
Dividend receivable	5,004	34,197
Trading Advisor management fee payable	(9,490)	(27,644)
Trading Advisor incentive fee payable	352,547	213,376
Commissions and other trading fees payable on open contracts	1,800	673
Cash Manager fees payable	(2,920)	(5,180)
General Partner management and performance fees payable	(10,345)	(15,878)
General Partner 1% allocation receivable/payable	112,634	(110,797)
Selling agent fees payable – General Partner	(10,599)	(19,610)
Broker dealer servicing fees payable – General Partner	(306)	(147)
Administrative fee payable – General Partner	(3,089)	(4,781)
Dividend and interest payable	(1,700)	(21,369)
Net cash provided by (used in) operating activities	7,300,850	15,001,185

Cash flows from financing activities
Subscriptions, net of changes in subscriptions received in advance	200,000	1,405,999
Redemptions, net of changes in redemptions payable	(10,556,675)	(17,062,704)
Net cash provided by (used in) financing activities	(10,356,675)	(15,656,705)

Net increase (decrease) in cash and cash equivalents	(3,055,825)	(655,520)
Cash and cash equivalents, beginning of period	44,090,282	51,851,453
Cash and cash equivalents, end of period	$41,034,457	$51,195,933

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$38,558,932	$46,111,072
Cash and cash equivalents not in broker trading accounts	2,475,525	5,084,861
Total end of period cash and cash equivalents	$41,034,457	$51,195,933

Supplemental disclosure of cash flow information
Prior period redemptions paid	$1,544,109	$701,837
Prior period subscriptions received in advance	$9,700	$162,000

Supplemental schedule of non-cash financing activities
Redemptions payable	$368,736	$2,134,232

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

	Class A	Class A2	Class B	Class I	Class R	Total
2024
Balance at December 31, 2023	$78,554,826	$104,898	$33,308,431	$291,331	$7,116,554	$119,376,040
Net income (loss)	12,030,126	18,186	5,221,800	47,364	1,141,633	18,459,109
Subscriptions	—	9,700	—	—	—	9,700
Redemptions	(2,887,116)	—	(1,326,199)	—	(36,238)	(4,249,553)
Transfers	(41,704)	—	41,704	—	—	—
Balance at March 31, 2024	87,656,132	132,784	37,245,736	338,695	8,221,949	133,595,296
Net income (loss)	(2,059,678)	(2,752)	(714,064)	(5,907)	(148,951)	(2,931,352)
Subscriptions	—	—	—	—	—	—
Redemptions	(1,710,896)	—	(1,026,271)	—	(285,592)	(3,022,759)
Transfers	(290,083)	—	290,083	—	—	—
Balance at June 30, 2024	83,595,475	130,032	35,795,484	332,788	7,787,406	127,641,185
Net income (loss)	(8,962,225)	(13,955)	(3,662,936)	(33,747)	(802,682)	(13,475,545)
Subscriptions	—	—	200,000	—	—	200,000
Redemptions	(886,481)	—	(1,222,509)	—	—	(2,108,990)
Transfers	(619,841)	(106,220)	726,061	—	—	—
Balance at September 30, 2024	$73,126,928	$9,857	$31,836,100	$299,041	$6,984,724	$112,256,650

	Class A	Class A2	Class B	Class I	Class R	Total
2023
Balance at December 31, 2022	$102,688,170	$344,113	$40,710,762	$317,372	$7,764,001	$151,824,418
Net income (loss)	(5,705,972)	(18,295)	(2,099,372)	(15,866)	(393,451)	(8,232,956)
Subscriptions	202,000	—	75,000	—	—	277,000
Redemptions	(3,234,863)	—	(685,955)	(10,947)	(123,358)	(4,055,123)
Transfers	(121,199)	—	121,199	—	—	—
Balance at March 31, 2023	93,828,136	325,818	38,121,634	290,559	7,247,192	139,813,339
Net income (loss)	4,588,751	11,455	2,075,633	16,592	399,627	7,092,058
Subscriptions	549,000	—	552,000	—	—	1,101,000
Redemptions	(7,255,754)	(225,937)	(1,640,391)	—	—	(9,122,082)
Transfers	(32,232)	—	32,232	—	—	—
Balance at June 30, 2023	91,677,901	111,336	39,141,108	307,151	7,646,819	138,884,315
Net income (loss)	2,391,688	3,438	1,233,561	10,544	247,794	3,887,022
Subscriptions	75,000	—	114,999	—	—	189,999
Redemptions	(3,559,707)	—	(1,758,187)	—	—	(5,317,894)
Transfers	(538,710)	—	538,710	—	—	—
Balance at September 30, 2023	$90,046,172	$114,774	$39,270,191	$317,695	$7,894,613	$137,643,445

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Nine Months Ended September 30, 2024 and 2023

(Unaudited)

Units

	Class A	Class A2	Class B	Class I	Class R
2024
Balance at December 31, 2023	19,384.2057	94.7752	4,886.1080	247.1650	6,228.0149
Subscriptions	—	8.7638	—	—	—
Redemptions	(642.7024)	—	(180.6785)	—	(27.3294)
Transfers	(8.9123)	—	5.2745	—	—
Balance at March 31, 2024	18,732.5910	103.5390	4,710.7040	247.1650	6,200.6855
Subscriptions	—	—	—	—	—
Redemptions	(363.5676)	—	(129.0923)	—	(212.3195)
Transfers	(62.6090)	—	36.9155	—	—
Balance at June 30, 2024	18,306.4144	103.5390	4,618.5272	247.1650	5,988.3660
Subscriptions	—	—	28.8970	—	—
Redemptions	(211.3436)	—	(170.1151)	—	—
Transfers	(152.0823)	(94.7737)	104.6761	—	—
Balance at September 30, 2024	17,942.9885	8.7653	4,581.9852	247.1650	5,988.3660

	Class A	Class A2	Class B	Class I	Class R
2023
Balance at December 31, 2022	23,487.0847	292.2072	5,635.1789	256.4767	6,424.1565
Subscriptions	46.0755	—	10.4628	—	—
Redemptions	(760.7261)	—	(94.9886)	(9.3117)	(100.3277)
Transfers	(27.9798)	—	16.9078	—	—
Balance at March 31, 2023	22,744.4543	292.2072	5,567.5609	247.1650	6,323.8288
Subscriptions	129.6825	—	79.3225	—	—
Redemptions	(1,700.1095)	(197.4320)	(230.9533)	—	—
Transfers	(7.4417)	—	4.4636	—	—
Balance at June 30, 2023	21,166.5856	94.7752	5,420.3937	247.1650	6,323.8288
Subscriptions	17.5717	—	16.0974	—	—
Redemptions	(823.0455)	—	(240.2041)	—	—
Transfers	(125.6512)	—	73.9003	—	—
Balance at September 30, 2023	20,235.4606	94.7752	5,270.1873	247.1650	6,323.8288

Net Asset Value per Unit

	Class A	Class A2	Class B	Class I	Class R

September 30, 2024	$4,075.52	$1,124.77	$6,948.10	$1,209.88	$1,166.38
December 31, 2023	4,052.52	1,106.83	6,816.97	1,178.69	1,142.67
September 30, 2023	4,449.48	1,211.03	7,451.38	1,285.36	1,248.39
December 31, 2022	4,372.11	1,177.64	7,224.40	1,237.43	1,208.56

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended September 30, 2024 and year ended December 31, 2023, there were no such transfers between levels.

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

The investment in a money market fund and futures contracts are valued using quoted market prices for identical assets in active markets and are classified within Level 1. The money market fund is included in cash and cash equivalents in the statements of financial condition. The fair values of forward currency contracts are based upon third-party quoted dealer values on the interbank market and are classified within Level 2. The Fund’s valuation policy for swaps is that fair value is based on the terms of the contracts (such as the notional amount and the contract maturity) and current market data and counterparty credit risk. Swaps are generally categorized as level 2 in the fair value hierarchy. The Fund’s investment in a private investment company is valued at net asset value as provided by the private fund’s administrator as a practical expedient. Investments measured at fair value using the net asset value practical expedient are not categorized in the fair value hierarchy.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through September 30, 2024. With few exceptions, the Fund is subject to U.S. federal, or state and local income tax examinations by tax authorities for the current and prior three years.

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

New Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures. The amendments in this update require incremental disclosures related to a public entity’s reportable segments. ASU 2023-07 is effective for years beginning after December 15, 2023 and interim periods in fiscal years beginning after December 15, 2024. The Company is currently assessing the impact of the new guidance on the consolidated financial statements and the notes thereto.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At September 30, 2024
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$2,113,442	$—	$—	$2,113,442
Net unrealized gain (loss) on open forward currency contracts*	—	(180,556)	—	(180,556)
Cash and cash equivalents:
Money market funds	241,759	—	—	241,759
Investment in private investment company	—	—	1,132,997	1,132,997
Investment in securities:
U.S. Treasury securities*	10,964,944	—	—	10,964,944
Asset backed securities*	—	13,433,460	—	13,433,460
Commercial paper*	—	14,450,325	—	14,450,325
Corporate notes*	—	30,406,185	—	30,406,185
Exchange membership	—	147,500	—	147,500
Total	$13,320,145	$58,256,914	$1,132,997	$72,710,056

*	See the condensed schedule of investments for further description

At December 31, 2023
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$(739,897)	$—	$—	$(739,897)
Net open futures options contracts*	—	—	—	—
Net unrealized gain (loss) on open forward currency contracts*	—	(1,721,859)	—	(1,721,859)
Net unrealized gain (loss) on swap contracts*	—	18	—	18
Cash and cash equivalents:
Money market funds	1,864,439	—	—	1,864,439
Investment in private investment company	—	—	2,248,182	2,248,182
Investment in securities:
U.S. Treasury securities*	20,454,115	—	—	20,454,115
Asset backed securities*	—	8,405,558	—	8,405,558
Commercial paper*	—	17,337,749	—	17,337,749
Corporate notes*	—	31,185,533	—	31,185,533
Exchange membership	—	114,000	—	114,000
Total	$21,578,657	$55,320,999	$2,248,182	$79,147,838

*	See the condensed schedule of investments for further description

There were no Level 3 holdings at September 30, 2024 and December 31, 2023, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At September 30, 2024, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,261,144	$(834,436)	$426,708
Currencies	542,868	(310,079)	232,789
Energy	239,989	(431,344)	(191,355)
Equity indices	1,576,259	(343,995)	1,232,264
Interest rate instruments	1,224,381	(854,426)	369,955
Metals	5,799,642	(5,756,561)	43,081
Net unrealized gain (loss) on open futures contracts	$10,644,283	$(8,530,841)	$2,113,442

Net unrealized gain (loss) on open forward currency contracts	$1,568,679	$(1,749,235)	$(180,556)

Net unrealized gain (loss) on swap contract	$—	$—	$—

At September 30, 2024, there were 11,133 open futures contracts, 3,993 open forward currency contracts and 246 open swap contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at September 30, 2024 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank AG	$(85,768)	$—	$—	$(85,768)
Deutsche Bank Securities, Inc.	226,641	—	—	226,641
Goldman Sachs & Co., LLC	25,015	—	—	25,015
SG Americas Securities, LLC	1,766,998	—	—	1,766,998
Total	$1,932,886	$—	$—	$1,932,886

For the three and nine months ended September 30, 2024, the Fund’s derivative contracts, exclusive of foreign currency transactions, had the following impact on the statements of operations:

	Three Months Ended September 30, 2024		Nine Months Ended September 30, 2024
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$551,211	$(366,874)	$4,530,485	$(243,760)
Currencies	(4,801,720)	(439,589)	(3,419,541)	535,537
Energy	(2,160,387)	(643,965)	(1,367,905)	194,371
Equity indices	(640,987)	1,161,870	5,736,655	951,581
Interest rate instruments	(3,243,595)	843,609	(3,797,469)	1,181,107
Metals	(357,112)	262,193	507,921	234,503
Total futures contracts	(10,652,590)	817,244	2,190,146	2,853,339

Forward currency contracts	(2,296,361)	(1,041,255)	(2,940,022)	1,541,303

Net open futures options contracts	—	—	392,738	—

Swap contracts	140,117	—	733,016	(18)

Total futures, futures options, swap and forward currency contracts	$(12,808,834)	$(224,011)	$375,878	$4,394,624

For the three months ended September 30, 2024, the number of futures contracts closed was 118,168, the number of futures options contracts closed was 0, the number of forward currency contracts closed was 68,496 and the number of swap contracts closed was 0. For the nine months ended September 30, 2024, the number of futures contracts closed was 353,884, the number of futures options contracts closed was 0, the number of forward currency contracts closed was 192,566 and the number of swap contracts closed was 0.

At December 31, 2023, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,459,095	$(788,628)	$670,467
Currencies	333,251	(636,000)	(302,749)
Energy	467,312	(853,037)	(385,725)
Equity indices	765,085	(484,401)	280,684
Interest rate instruments	1,392,319	(2,203,471)	(811,152)
Metals	1,593,837	(1,785,259)	(191,422)
Net unrealized gain (loss) on open futures contracts	$6,010,899	$(6,750,796)	$(739,897)

Net unrealized gain (loss) on open forward currency contracts	$1,826,591	$(3,548,450)	$(1,721,859)

Net unrealized gain (loss) on open swap contracts	$18	$0	$18

At December 31, 2023, there were 9,399 open futures contracts, 2,620 open forward currency contracts and 253 open swap contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2023 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank AG	$(935,202)	$—	$—	$(935,202)
Deutsche Bank Securities, Inc.	(648,634)	—	—	(648,634)
SG Americas Securities, LLC	(779,195)	—	—	(779,195)
Goldman Sachs & Co., LLC	(98,707)	—	—	(98,707)
Total	$(2,461,738)	$—	$—	$(2,461,738)

For the three and nine months ended September 30, 2023, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended September 30, 2023		Nine Months Ended September 30, 2023
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$95,671	$933,704	$1,520,765	$735,073
Currencies	(1,092,091)	(968,270)	778,766	(268,842)
Energy	4,803,930	611,776	2,119,449	(575,674)
Equity indices	(2,414,384)	(939,410)	(415,764)	1,077,311
Interest rate instruments	4,042,714	7,500	1,136,056	1,034,582
Metals	(153,506)	211,296	(2,270,114)	346,112
Total futures contracts	5,282,334	(143,404)	2,869,158	2,348,562

Forward currency contracts	554,114	(772,524)	2,704,777	2,560

Swap contracts	(125,761)	(102)	(1,171,278)	(1,141)

Total futures, forward currency, and swap contracts	$5,710,687	$(916,030)	$4,402,657	$2,349,981

For the three months ended September 30, 2023, the number of futures contracts closed was 93,297, the number of futures options contracts closed was 0, the number of swap contracts closed was 4,266 and the number of forward currency contracts closed was 52,236. For the nine months ended September 30, 2023, the number of futures contracts closed was 317,826, the number of futures options contracts closed was 0, the number of swap contracts closed was 12,575 and the number of forward currency contracts closed was 176,026.

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

At September 30, 2024 and December 31, 2023, a Principal of the General Partner had the following investment balance in the Fund:

	September 30, 2024	December 31, 2023
Units Owned	13.9977	13.9977
Value of Units	$97,258	$95,422

The following fees are paid to the General Partner:

■	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears. The General Partner was paid management fees of $433,186 and $1,419,513 for the three-month and nine-month periods ended September 30, 2024, respectively, and was $516,880 and $1,607,724 for the three-month and nine-month periods ended September 30, 2023, respectively.

■	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears. For the three-month and nine-month periods ended September 30, 2024 and 2023, the General Partner did not earn a General Partner performance fee.

■	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner. The General Partner was paid selling agent fees of $378,943 and $1,244,904 for the three-month and nine-month periods ended September 30, 2024, respectively, and was $454,336 and $1,431,742 for the three-month and nine-month periods ended September 30, 2023, respectively.

■	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner. Broker-dealer servicing fees were $16,200 and $52,857 for the three-month and nine-month periods ended September 30, 2024, respectively, and were $19,524 and $59,301 for the three-month and nine-month periods ended September 30, 2023, respectively.

■	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the Fund, payable in arrears to the General Partner. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments). The General Partner was paid administrative expenses of $130,176 and $426,558 for the three-month and nine-month periods ended September 30, 2024, respectively, and was $155,297 and $483,019 for the three-month and nine-month periods ended September 30, 2023, respectively.

5.	Trading Advisors and Cash Manager

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

Principal Global Investors, LLC serves as the cash manager for the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.15% and 0.14% of the investments in securities and certificates of deposit as of the period ended September 30, 2024 and 2023, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund maintains assets, including cash, equity in futures and forward currency contracts, and investments in securities, with brokers, subject to CFTC regulations and various exchange and broker requirements. At September 30, 2024 and December 31, 2023, the Fund had assets totaling $40,491,818 and $35,822,071, respectively, with brokers and margin deposit requirements of $23,886,313 and $24,415,248, respectively.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.

The following table presents the exposure at September 30, 2024.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$10,964,944	$9,374,839	$26,387,390	$13,433,460	$60,160,633	53.59%
Canada	—	3,587,528	1,040,886	—	4,628,414	4.12%
Ireland	—	693,167	—	—	693,167	0.62%
United Kingdom	—	—	2,977,909	—	2,977,909	2.65%
Singapore	—	794,791	—	—	794,791	0.71%
Total	$10,964,944	$14,450,325	$30,406,185	$13,433,460	$69,254,914	61.69%

The following table presents the exposure at December 31, 2023.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$20,454,115	$12,644,114	$26,284,258	$8,405,558	$67,788,045	56.79%
Ireland	—	749,655	—	—	749,655	0.62%
United Kingdom	—	1,597,176	3,878,058	—	5,475,234	4.58%
Canada	—	1,693,712	1,023,217	—	2,716,929	2.28%
Singapore	—	653,092	—	—	653,092	0.55%
Total	$20,454,115	$17,337,749	$31,185,533	$8,405,558	$77,382,955	64.82%

9.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at September 30, 2024, the statements of operations for the three and nine months ended September 30, 2024 and 2023, the statements of cash flows and statement of changes in partners’ capital (net asset value) for the nine months ended September 30, 2024 and 2023, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at September 30, 2024, results of operations, cash flows and changes in partners’ capital (net asset value) for the three and nine months ended September 30, 2024 and 2023. The results of operations for the three and nine months ended September 30, 2024 and 2023 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three and nine months ended September 30, 2024 and 2023, assuming the unit was outstanding throughout the entire period:

	Three Months Ended September 30, 2024
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,566.46	$1,255.89	$7,750.41	$1,346.41	$1,300.42

Net realized and change in unrealized gain (loss) on investments (1)	(494.82)	(145.44)	(840.45)	(146.00)	(140.98)
Net investment income (loss) (1)	3.88	14.32	38.14	9.47	6.94
Total income (loss) from operations	(490.94)	(131.12)	(802.31)	(136.53)	(134.04)

Net asset value per unit, end of period	$4,075.52	$1,124.77	$6,948.10	$1,209.88	$1,166.38

Total return (4)	(10.75)%	(10.44)%	(10.35)%	(10.14)%	(10.31)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	4.72%	4.40%	2.90%	1.94%	2.70%
General Partner 1% allocation	(0.12)%	(0.30)%	(0.11)%	(0.11)%	(0.11)%
Net total expenses	4.60%	4.10%	2.79%	1.83%	2.59%

Net investment income (loss) (2) (3) (5)	(0.11)%	3.67%	1.70%	2.63%	1.88%

	Three Months Ended September 30, 2023
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,331.26	$1,174.77	$7,221.08	$1,242.70	$1,209.21

Net realized and change in unrealized gain (loss) on investments (1)	143.45	38.99	239.93	41.38	40.19
Net investment income (loss) (1)	(25.23)	(2.73)	(9.63)	1.28	(1.01)
Total income (loss) from operations	118.22	36.26	230.30	42.66	39.18

Net asset value per unit, end of period	$4,449.48	$1,211.03	$7,451.38	$1,285.36	$1,248.39

Total return (4)	2.73%	3.09%	3.19%	3.43%	3.24%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	6.06%	4.58%	4.22%	3.23%	3.98%
General Partner 1% allocation	0.03%	0.03%	0.03%	0.03%	0.03%
Net total expenses	6.09%	4.61%	4.25%	3.26%	4.01%

Net investment income (loss) (2) (3) (5)	(2.22)%	(0.80)%	(0.40)%	0.55%	(0.20)%

	Nine Months Ended September 30, 2024
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,052.52	$1,106.83	$6,816.97	$1,178.69	$1,142.67

Net realized and change in unrealized gain (loss) on investments (1)	94.00	24.72	149.20	24.55	24.85
Net investment income (loss) (1)	(71.00)	(6.78)	(18.07)	6.64	(1.14)
Total income (loss) from operations	23.00	17.94	131.13	31.19	23.71

Net asset value per unit, end of period	$4,075.52	$1,124.77	$6,948.10	$1,209.88	$1,166.38

Total return (4)	0.57%	1.62%	1.92%	2.65%	2.07%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	6.53%	5.53%	4.68%	3.66%	4.47%
General Partner 1% allocation	0.01%	0.01%	0.02%	0.02%	0.03%
Net total expenses	6.54%	5.54%	4.70%	3.68%	4.50%

Net investment income (loss) (2) (3) (5)	(2.14)%	(0.72)%	(0.29)%	0.72%	(0.09)%

	Nine Months Ended September 30, 2023
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,372.11	$1,177.64	$7,224.40	$1,237.43	$1,208.56

Net realized and change in unrealized gain (loss) on investments (1)	165.26	44.55	276.54	47.65	46.31
Net investment income (loss) (1)	(87.89)	(11.16)	(49.56)	0.28	(6.48)
Total income (loss) from operations	77.37	33.39	226.98	47.93	39.83

Net asset value per unit, end of period	$4,449.48	$1,211.03	$7,451.38	$1,285.36	$1,248.39

Total return (4)	1.77%	2.84%	3.14%	3.87%	3.30%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	6.07%	4.62%	4.25%	3.27%	4.03%
General Partner 1% allocation	0.01%	(0.02)%	0.03%	0.04%	0.03%
Net total expenses	6.08%	4.60%	4.28%	3.31%	4.06%

Net investment income (loss) (2) (3) (5)	(2.70)%	(1.30)%	(0.88)%	0.08%	(0.67)%

Total returns are calculated based on the change in value of a Class A, A2, B, I or R Unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	The net investment income (loss) per unit is calculated by dividing the net investment income (loss) by the average number of Class A, A2, A3, B, I or R Units outstanding during the period. Net realized and change in unrealized gain (loss) on investments is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of net realized and change in unrealized gain (loss) on investment per unit due to the timing of investment gains and losses during the period relative to the number of units outstanding.

(2)	The net investment income (loss) includes interest income and excludes net realized and net change in unrealized gain (loss) from investment activities as shown in the statements of operations. The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net investment gain (loss) in the statements of operations. The resulting amount is divided by the average net asset value for the period.

(3)	Ratios have been annualized.

(4)	Ratios have not been annualized.

(5)	Ratio excludes General Partner 1% allocation and expenses from investment in private investment company.

12. Subsequent Events

Subsequent to September 30, 2024, there were $0 of contributions and an estimated $1,365,608 of redemptions from the Fund.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of September 30, 2024 and third quarter 2024 gross performance contribution by sector was as follows

Risk Allocation	Net Position	Sector	Gross Performance Contribution
15%	Long	Agriculture	0.02%
11%	Short	Energies	(2.98)%
12%	Long	Metals	(0.07)%
22%	Long FX	Currencies	(7.07)%
20%	Long	Equity indices	0.48%
20%	Long	Interest rates	(1.91)%

Commodity positioning remained mixed at the end of September. Energy exposure was short across oil and oil products, natural gas, and power markets. In metals, both base and precious metal exposure finished the period long. Agricultural markets were mixed, with grain exposure remaining short while livestock and softs were positioned long. Fixed income exposure finished the period significantly long, with the largest position in the U.S. European fixed income positioning was mixed, with a sizable short in the U.K. offset by smaller long exposure in several European markets. FX exposure remained muted but finished slightly long FX/Short USD. Larger FX positions included long British Pound, short Euro and Canadian Dollar.

Results of Operations

The returns for each Class of Units for the nine months ended September 30, 2024 and 2023 were:

Class of Units	2024	2023
Class A	0.57%	1.77%
Class A2	1.62%	2.84%
Class B	1.92%	3.14%
Class I	2.65%	3.87%
Class R	2.07%	3.30%

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

July

Equities rose in July, adding to the gains in previous months, as the S&P 500 Index was up +1.22%, bringing its YTD return to +16.70%. Despite equities being positive during the month, a strong selloff began on the 17th as weak economic data began to surface. The Yen rallied strongly against the U.S. Dollar after a series of interventions from the Bank of Japan. Bonds were also positive during the month, as the Bloomberg U.S. Aggregate Bond Index recovered from negative territory, rising +2.34% and bringing its YTD return to up +1.61%. Outside of traditional asset classes, commodities fell on a move lower in energy, grains, and industrial metals. The U.S. Dollar moved downward on weaker economic data.

The LoCorr Futures Portfolio Fund posted a loss in July but remains positive year to date. The negative month was driven largely by currency trades, interest rates, and energies, while those losses were somewhat offset by gains in agricultural commodities The Fund finished with a net loss of (5.24)%, (5.13)%, (5.09)%, (5.02)% and (5.08)% for Class A, A2, B, I, and R Units, respectively.

August

Despite a strong selloff early in the month on weaker economic data, equities rose in August, adding to the gains in previous months, as the S&P 500 Index was up +2.43%, bringing its YTD return to +19.53%. The yen continued its strong rally against the U.S. Dollar after a series of interventions from the Bank of Japan. Overall, the U.S. Dollar moved downward against other major currencies on weaker economic data. Bonds were also positive during the month, as the Bloomberg U.S. Aggregate Bond Index continued its recovery from negative territory, rising +1.44% and bringing its YTD return to up +3.07%. Outside of traditional asset classes, commodities were flat as gains in softs and metals were offset by losses in energy.

The LoCorr Futures Portfolio Fund posted a loss in August, driven by currencies, energies, interest rates, equities, and metals, while those losses were somewhat offset by gains in agricultural commodities. The Fund finished with a net loss of (6.05)%, (5.94)%, (5.91)%, (5.83)% and (5.89)% for Class A, A2, B, I, and R Units, respectively.

September

The Federal Reserve finally cut interest rates – by half a percentage point – in September. This led to a rise in equities, as the S&P 500 Index was up another +2.14%, bringing its YTD return to +22.08%. Bonds were also positive during the month, as the Bloomberg U.S. Aggregate Bond Index continued its recovery from negative territory, rising +1.34% and bringing its YTD return to up +4.45%. Outside of traditional asset classes, commodity prices in agriculture, metals, and natural gas rose while oil sold off. The U.S. Dollar moved downward against a basket of foreign currencies on weaker economic data and doveish Fed comments.

The LoCorr Futures Portfolio Fund posted a gain in September, driven by equities, metals, interest rates, and currencies. Those gains were somewhat offset by losses in energy and agricultural commodities, but overall, the Fund finished in positive territory for the month. The Fund finished with a net gain of 0.24%, 0.36%, 0.39%, 0.47% and 0.41% for Class A, A2, B, I, and R Units, respectively.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at September 30, 2024 and December 31, 2023. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	September 30, 2024		December 31, 2023
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$940,007	0.83%	$981,266	0.81%
Currencies	1,435,540	1.27	1,516,199	1.25%
Energy Products	727,421	0.65	788,670	0.65%
Stock indices	1,311,151	1.16	1,033,972	0.86%
Interest rate instruments	1,308,629	1.16	1,231,302	1.02%
Metals	781,193	0.69	347,474	0.29%

Total	$6,503,941	5.76%	$5,898,883	4.88%

Material Limitations on Value at Risk as an Assessment of Market Risk

The face value of the market sector instruments held by the Fund is typically many times the applicable margin requirement (margin requirements generally range between 1% and 10% of contract face value) as well as many times the capitalization of the Fund. The magnitude of the Fund’s open positions creates a “risk of ruin” not typically found in most other investment vehicles. Because of the size of its positions, certain market conditions – unusual, but historically recurring from time to time – could cause the Fund to incur severe losses over a short period of time. The foregoing Value at Risk table – as well as the past performance of the Fund – gives no indication of this “risk of ruin.”

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

Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Fund’s market risk exposures – except for those disclosures that are statements of historical fact and the descriptions of how the Fund manages its primary market risk exposures – constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 (“1933 Act”) and Section 21E of the Securities Exchange Act of 1934 (“1934 Act”). The Fund’s primary market risk exposures as well as the strategies used and to be used by the Fund’s Trading Advisors for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Fund’s risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the Fund. There can be no assurance that the Fund’s current market exposure and/or risk management strategies will not change materially or that any such strategies will be effective in either the short- or long-term. Investors must be prepared to lose all or substantially all of their investment in the Fund.

The following were the primary trading risk exposures of the Fund as of September 30, 2024, by market sector.

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

The following represent non-trading risk exposures of the Fund as of September 30, 2024.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in euros, Japanese yen, British pounds, Australian dollars, Hong Kong dollars and Canadian dollars. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than once a week).

U.S. Treasury Securities, U.S. and Foreign Government Sponsored Enterprise Notes, Commercial Paper, Corporate Notes and Asset Backed Securities.

Monies in excess of margin requirements are invested in fixed income instruments, including U.S. Treasury securities, U.S. and foreign government sponsored enterprise notes, commercial paper, corporate Notes and asset backed securities. Fluctuations in prevailing interest rates could cause mark-to-market gains or losses on the Fund's investments; although substantially all of these investments are held to maturity.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at September 30, 2024 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended September 30, 2024. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended September 30, 2024 were as follows:

	July	August	September	Total
A Units
Units redeemed	(101.3386)	(38.6954)	(71.3096)	(211.3436)
Average net asset value per unit	$4,327.40	$4,065.74	$4,075.52	$4,194.50

A2 Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

B Units
Units redeemed	(103.1535)	(55.7193)	(11.2423)	(170.1151)
Average net asset value per unit	$7,355.60	$6,921.13	$6,948.10	$7,186.36

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

R Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

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

Dated: November 14, 2024	Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company LLC
General Partner

	By:	/s/ Kevin M. Kinzie
	Name:	Kevin M. Kinzie
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Jon C. Essen
	Name:	Jon C. Essen
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)