Form 10-K
period 2024-12-31
LOCORR FUTURES PORTFOLIO FUND L.P.
filed 2025-03-31
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2024

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

LoCorr Futures Portfolio Fund, Limited Partnership (“Fund”) is a Maryland limited partnership, was formed on May 11, 1989 and began trading on January 2, 1990. Using professional trading advisors, the Fund engages in the speculative trading of futures contracts, forward currency contracts and other financial instruments traded in the United States (“U.S.”) and internationally. The Fund primarily trades within seven market sectors: agricultural commodities, currencies, energy products, equity indices, interest rate instruments, metals and single stock futures.

The Fund’s fiscal year ends each December 31 unless terminated earlier as provided in the Seventh Amended and Restated Limited Partnership Agreement (“Partnership Agreement”). At December 31, 2024, the capitalization of the Fund and net asset value per limited partner interest (“Units”) was as follows:

Class of Units	Capitalization	Net Asset Value per Unit
Class A	$70,212,384	$4,010.26
Class A2	9,733	1,110.61
Class B	30,691,082	6,867.44
Class I	296,265	1,198.65
Class R	6,907,989	1,153.41
Total	$108,117,453

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

Trading Advisors

As of February 28, 2025, the Trading Advisors of the Fund and the allocation of the Fund’s trading level are reflected as follows:

% of Total Allocations
Crabel Capital Management, LLC	31.8%
Millburn Ridgefield Corporation	20.3
Graham Capital Management, LP	15.1
Transtrend BV	13.4
R.G. Niederhoffer Capital Management, Inc.	10.1
East X, LLP	9.4
Fulcrum Asset Management LLP	0.0

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

Futures Brokers and Forward Currency Counterparties

The Fund’s futures trading is currently conducted with SG Americas Securities, LLC (“SGAS”), Goldman Sach & Company, LLC (“Goldman”), and Deutsche Bank Securities, Inc. (“DBSI”). The Fund’s forward currency trading is conducted with Société Générale International Limited (“SGIL”) and Deutsche Bank AG. SGAS and SGIL are wholly owned subsidiaries of Société Générale. Société Générale is one of the largest financial institutions in Europe. DBSI is an indirect, wholly owned subsidiary of Deutsche Bank AG, one of the largest bank holding companies in Europe.

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

Potential Increase in Leverage

The General Partner may increase the leverage used with a particular Trading Advisor by the use of notional funds. Notional funds are used when a Trading Advisor is instructed to trade an account according to its trading system under the assumption that the account is larger than the actual cash or securities on hand. This additional leverage, while creating additional profit potential which the General Partner feels may be appropriate with certain Trading Advisors in light of the Fund’s multi-trader diversification, also increases the risk of loss to the Fund. It is anticipated that the General Partner will allocate between $1 and $2 to the Trading Advisors for every $1 of equity in the Fund. Throughout 2024, the Fund maintained a notional trading level of approximately $1.60 for every $1 of equity in the Fund.

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

Holders

As of February 28, 2025, the number of holder of units by class were:

Unit Class	Unit Holders
A	865
A2	1
B	454
I	1
R	68

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the year ended December 31, 2024.

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

Redemptions of Units during the fourth quarter 2024 were as follows:

	October	November	December	Total
A Units
Units redeemed	115.0401	175.4071	144.3348	434.7820
Average net asset value per unit	$3,893.56	$3,950.90	$4,010.26	$3,955.43

B Units
Units redeemed	107.5098	(42.0798)	47.4820	112.9120
Average net asset value per unit	$6,647.78	$6,755.73	$6,867.44	$6,699.92

R Units
Units redeemed	(0.8063)	—	—	(0.8063)
Average net asset value per unit	$1,116.14	$—	$—	$1,116.14

There were no redemptions of Class A2, or I Units during the fourth quarter.

Item 6.	Selected Financial Data

The following selected financial data of the Fund as of and for the years ended December 31, 2024, 2023, 2022, 2021 and 2020 is derived from the financial statements that have been audited by RSM US LLP, the Fund’s independent registered public accountant. This financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with the Fund’s financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

Certain amounts in the selected financial information prior to 2024 have been reclassified to conform to the 2023 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

	For the Year Ended December 31,
	2024	2023	2022	2021	2020
Income Statement Items
Net gain (loss) from trading	$2,155,635	$(7,065,396)	$23,972,708	$19,254,765	$(4,322,350)
Interest income	5,185,309	4,896,631	2,228,346	926,861	2,478,658
Net total expenses	(6,952,578)	(6,929,820)	(12,485,975)	(9,512,311)	(10,023,816)
Net income (loss)	$388,366	$(9,098,585)	$13,715,079	$10,669,315	$(11,867,508)

Balance Sheet Items
Total assets	$109,716,323	$121,496,181	$153,866,876	$178,880,992	$184,075,563
Total partners’ capital (net asset value)	$108,117,453	$119,376,040	$151,824,418	$172,437,632	$180,040,735

Class A Units
Net asset value per unit	$4,010.26	$4,052.52	$4,372.11	$4,046.32	$3,818.95
Increase (decrease) in net asset value per unit	$(42.26)	$(319.59)	$325.79	$227.37	$(183.44)
Total return	(1.04)%	(7.31)%	8.05%	5.95%	(4.58)%

Class A2 Units
Net asset value per unit	$1,110.61	$1,106.83	$1,177.64	$1,074.85	$1,000.45
Increase (decrease) in net asset value per unit	$3.78	$(70.81)	$102.79	$74.40	$(33.59)
Total return[2]	0.34%	(6.01)%	9.56%	7.44%	(3.25)%

Class A3 Units (began trading 7/1/19)
Net asset value per unit	$—	$—	$—	$1,041.81	$971.15
Increase (decrease) in net asset value per unit	$—	$—	$175.50	$70.66	$(34.10)
Total return[1]	—%	—%	16.85%	7.28%	(3.39)%

Class B Units
Net asset value per unit	$6,867.44	$6,816.97	$7,224.40	$6,567.70	$6,088.92
Increase (decrease) in net asset value per unit	$50.47	$(407.43)	$656.70	$478.78	$(179.52)
Total return	0.74%	(5.64)%	10.00%	7.86%	(2.86)%

Class I Units
Net asset value per unit	$1,198.65	$1,178.69	$1,237.43	$1,114.41	$1,023.49
Increase (decrease) in net asset value per unit	$19.96	$(58.74)	$123.02	$90.92	$(20.30)
Total return	1.69%	(4.75)%	11.04%	8.88%	(1.94)%

Class R Units
Net asset value per unit	$1,153.41	$1,142.67	$1,208.56	$1,096.53	$1,014.58
Increase (decrease) in net asset value per unit	$10.74	$(65.89)	$112.03	$81.95	$(27.84)
Total return	0.94%	(5.45)%	10.22%	8.08%	(2.67)%

Results from past periods are not necessarily indicative of results that may be expected for any future period.

1 Class A3 Units were introduced in July 2019. Class A3 Units were fully redeemed July 1, 2022. Total return for 2022 is for the period from January 1, 2022 to June 30, 2022.

The following unaudited supplementary summarized quarterly data are presented for the three-months ended March 31, June 30, September 30 and December 31, 2024 and 2023.

	March 31, 2024
	Class A	Class A2	Class B	Class I	Class R
Net income (loss)	$12,030,126	$18,185	$5,221,800	$47,364	$1,141,633
Increase (decrease) in net asset value per unit	626.82	175.64	1,089.65	191.63	183.30
Net asset value per unit	4,679.34	1,282.47	7,906.62	1,370.32	1,325.97
Ending net asset value	87,656,132	132,784	37,245,736	338,696	8,221,950

	June 30, 2024
	Class A	Class A2	Class B	Class I	Class R
Net income (loss)	$(2,059,678)	$(2,752)	$(714,064)	$(5,909)	$(148,953)
Increase (decrease) in net asset value per unit	(112.88)	(26.58)	(156.21)	(23.91)	(25.55)
Net asset value per unit	4,566.46	1,255.89	7,750.41	1,346.41	1,300.42
Ending net asset value	83,595,475	130,032	35,795,486	332,786	7,787,404

	September 30, 2024
	Class A	Class A2	Class B	Class I	Class R
Net income (loss)	$(8,962,225)	$(13,955)	$(3,662,936)	$(33,747)	$(802,678)
Increase (decrease) in net asset value per unit	(490.94)	(131.12)	(802.31)	(136.53)	(134.04)
Net asset value per unit	4,075.52	1,124.77	6,948.10	1,209.88	1,166.38
Ending net asset value	73,126,927	9,857	31,836,100	299,039	6,984,726

	December 31, 2024
	Class A	Class A2	Class B	Class I	Class R
Net income (loss)	$(1,194,793)	$(123)	$(388,518)	$(2,774)	$(77,637)
Increase (decrease) in net asset value per unit	(65.26)	(14.16)	(80.66)	(11.23)	(12.97)
Net asset value per unit	4,010.26	1,110.61	6,867.44	1,198.65	1,153.41
Ending net asset value	70,212,384	9,733	30,691,082	296,265	6,907,989

	March 31, 2023
	Class A	Class A2	Class B	Class I	Class R
Net income (loss)	$(5,705,973)	$(18,295)	$(2,099,372)	$(15,866)	$(393,451)
Increase (decrease) in net asset value per unit	(246.79)	(62.61)	(377.30)	(61.86)	(62.55)
Net asset value per unit	4,125.32	1,115.03	6,847.10	1,175.57	1,146.01
Ending net asset value	98,828,135	325,818	38,121,634	290,560	7,247,192

	June 30, 2023
	Class A	Class A2	Class B	Class I	Class R
Net income (loss)	$4,588,751	$11,455	$2,075,632	$16,592	$399,627
Increase (decrease) in net asset value per unit	205.94	59.74	373.98	67.13	63.20
Net asset value per unit	4,331.26	1,174.77	7,221.08	1,242.70	1,209.21
Ending net asset value	91,677,901	111,336	39,141,109	307,151	7,646,819

	September 30, 2023
	Class A	Class A2	Class B	Class I	Class R
Net income (loss)	$2,391,688	$3,437	$1,233,561	$10,543	$247,793
Increase (decrease) in net asset value per unit	118.22	36.26	230.30	42.66	39.18
Net asset value per unit	4,449.48	1,211.03	7,451.38	1,285.36	1,248.39
Ending net asset value	90,046,172	114,774	39,270,191	317,695	7,894,613

	December 31, 2023
	Class A	Class A2	Class B	Class I	Class R
Net income (loss)	$(7,914,110)	$(9,875)	$(3,228,674)	$(26,364)	$(665,684)
Increase (decrease) in net asset value per unit	(396.96)	(104.20)	(634.41)	(106.67)	(105.72)
Net asset value per unit	4,052.52	1,106.83	6,816.97	1,178.69	1,142.67
Ending net asset value	78,554,826	104,898	33,308,431	291,331	7,116,554

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

The Fund’s exposures evolve dynamically based on the tactical opportunities perceived by the underlying systematic trading programs. As macroeconomic trends change course, for example becoming more bearish, we would expect the portfolio’s exposures to adapt accordingly. For example, the Fund’s current positioning has changed substantially from year end.

Results of Operations

The annual returns for each class of Units for the years ended December 31, 2024, 2023 and 2022 were:

Class of Units	2024	2023	2022
Class A	(1.04)%	(7.31)%	8.05%
Class A2	0.34%	(6.01)%	9.56%
Class A3†	0.00%	0.00%	16.85%
Class B	0.74%	(5.64)%	10.00%
Class I	1.69%	(4.75)%	11.04%
Class R	0.94%	(5.45)%	10.22%

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

LoCorr Futures Portfolio Fund rose in January, a strong start to the year. The Fund was able to deliver positive returns while seeking to provide diversification, a benefit relative to traditional asset allocation strategies. The strong month was boosted by equities, agricultural commodities, and energies while interest rates and metals detracted. Foreign currency positioning was not a significant driver of returns in the month. The Fund finished with a net gain of 2.62%, 2.74%, 2.77%, 2.85% and 2.79% for Class A, A2, B, I, and R Units, respectively.

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

October

As investors braced for the November election and rate cut expectations eased, both equities and bonds posted negative monthly returns for the first time in five months, as the S&P 500 Index was down -0.91%, and the Bloomberg U.S. Aggregate Bond Index was down -2.48% in October. This brought YTD returns to +20.97 and +1.86, respectively. Outside of traditional asset classes, commodities were mixed as natural gas, grains, softs, and industrial metals sold off while oil, precious metals, and livestock prices rose. The U.S. Dollar moved up strongly against a basket of foreign currencies as expectations of Fed rate cuts cooled.

The LoCorr Futures Portfolio Fund posted a loss in October as profits in currencies, metals, and agricultural commodities were offset by losses in interest rates, equities, and energy products. Overall, the Fund finished the month with a net loss of (4.46)%, (4.35)%, (4.32)%, (4.25)% and (4.31)% for Class A, A2, B, I and R Units, respectively.

November

Equity markets rallied strongly in November as investors were finally able to put uncertainty surrounding the election behind them. The S&P 500 Index posted its strongest month of the year, up +5.87%. Bonds also posted a gain on the month as the Bloomberg U.S. Aggregate Bond Index was up +1.69%. This brought YTD returns to +28.07% and +2.93%, respectively. Outside of traditional asset classes, commodities were mixed as natural gas and softs rose while precious and base metals, crude oil, and grains sold off. The U.S. Dollar moved higher against a basket of major foreign currencies as election tension cooled and investors looked ahead to a Trump presidency.

The LoCorr Futures Portfolio Fund posted a gain in November as profits in agricultural commodities, currencies, and equities were slightly offset by losses in metals, energy products, and interest rates. Overall, the Fund finished the month with a net gain of 1.47%, 1.59%, 1.62%, 1.70% and 1.64% for Class A, A2, B, I and R Units, respectively.

December

Equity markets declined in December to wrap up what was otherwise a very strong year for stocks. Investors are likely now pricing in some uncertainty surrounding U.S. trade and monetary policies associated with President Trump’s second term. After posting its strongest month of the year in November, the S&P 500 Index was down -2.38% in December bringing its YTD return to +25.02%. Bonds also fell in the month as the Bloomberg U.S. Aggregate Bond Index was down -1.69%, finishing the year with a modest gain of +1.25%. Outside of traditional asset classes, commodities were mixed as natural gas, crude oil, and grains rose while precious and base metals, softs, and livestock sold off. The U.S. Dollar continued to move higher against a basket of major foreign currencies as investors looked ahead to a Trump presidency.

The LoCorr Futures Portfolio Fund posted a gain in December as sizable profits in currencies were slightly offset by losses in energy products, stock indices, metals, interest rates, and agricultural commodities. Overall, the Fund finished the month with a net gain of 1.50%, 1.62%, 1.65%, 1.73% and 1.67% for Class A, A2, B, I and R Units, respectively.

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

LoCorr Futures Portfolio Fund’s (the “Fund”) positive return in April was overwhelmingly driven by agricultural commodities, specifically sugar and wheat, and long U.S. Dollar positioning, specifically against the Japanese Yen. While energies, metals, and interest rates were modest detractors, the strong month highlighted the Fund’s ability to be sizably invested in different themes, helping to provide positive returns even when traditional long only bond and stock indices were modestly positive. The Fund finished with a net gain of 2.51%, 2.63%, 2.67%, 2.75% and 2.68% for Class A, A2, B, I, and R Units, respectively.

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

LoCorr Futures Portfolio Fund’s (the “Fund”) positive return in May was largely driven by currencies and energies trading, specifically long U.S. Dollar positioning against the Chinese Renminbi and short natural gas exposure. Agricultural commodities and interest rates also contributed to a lesser degree, while metals and equities detracted modestly. The Fund finished with a net loss of (1.16)%, (1.28)%, (1.31)%, (1.39)% and (1.33)% for Class A, A2, B, I, and R Units, respectively.

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

LoCorr Futures Portfolio Fund’s (the “Fund”) positive return in June was driven by short fixed income, long equity, and short foreign currencies. Agricultural commodities and energy products were notable detractors to performance, while metals, to a lesser extent, also detracted during the period. The Fund finished with a net loss of (1.24)%, (1.36)%, (1.39)%, (1.47)% and (1.41)% for Class A, A2, B, I, and R Units, respectively.

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

LoCorr Futures Portfolio Fund’s return in July was driven by long USD against a basket of short foreign currencies positioning and to a lesser extent long Asian equities. Energy trading was the largest contributor to performance over the period as long positioning in Brent Crude benefited from the spike in prices. The Fund finished with a net loss of (1.21)%, (1.10)%, (1.07)%, (0.99)% and (1.05)% for Class A, A2, B, I, and R Units, respectively.

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

LoCorr Futures Portfolio Fund (the “Fund”) fell modestly in August as low volatility provided limited trading opportunities for the Fund’s managers. The Fund’s major sectors were mixed as stock indices, energy products, and metals detracted from performance, while currencies and agricultural commodities, specifically wheat, were profitable. Fixed income trading was not a significant contributor to performance over the period. The Fund finished with a net loss of (0.24)%, (0.13)%, (0.09)%, (0.02)% and (0.08)% for Class A, A2, B, I, and R Units, respectively.

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

LoCorr Futures Portfolio Fund’s positive return in September was overwhelmingly driven by short bond and long energy positioning. While metals and agricultural commodities were positive, these sectors were not a significant driver of performance. Currency and stock indices were modest detractors to September returns. The Fund finished with a net gain of 4.25%, 4.37%, 4.40%, 4.48% and 4.42% for Class A, A2, B, I, and R Units, respectively.

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

LoCorr Futures Portfolio Fund (the “Fund”) fell in October as a significant and swift shift in a long-term energy up trend proved to be difficult for the Fund’s managers. Outside of energy, the largest detractor to performance, the Fund’s other major sectors were mixed as FX and interest rates gained, while metals and agricultural commodities detracted. Overall, the Fund finished the month with a net loss of (2.52)%, (2.41)%, (2.37)%, (2.30)% and (2.36)% for Class A, A2, B, I and R Units, respectively.

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

LoCorr Futures Portfolio Fund (the “Fund”) fell in November as a significant and swift reversal in a long-term bond trend proved difficult for the Fund’s managers. Foreign Currency (“FX”) was also a notable detractor to Fund performance. Outside of fixed income and FX – the two largest detractors this month - the Fund’s other major market sectors were modest contributors, as commodities and stock indices gained. Overall, the Fund finished the month with a net loss of (3.27)%, (3.15)%, (3.12)%, (3.05)% and (3.11)% for Class A, A2, B, I and R Units, respectively.

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

LoCorr Futures Portfolio Fund fell in December as a significant and swift reversal in long-term bond and foreign currency trends proved difficult for the Fund’s managers. Metals, energy products, and agricultural commodities modestly detracted while stock indices were a positive contributor to performance. Overall, the Fund finished the month with a net loss of (3.41)%, (3.30)%, (3.27)%, (3.19)% and (3.25)% for Class A, A2, B, I and R Units, respectively.

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

LoCorr Futures Portfolio Fund’s modest negative returns in January were driven by interest rates and equity indices, while energy and agricultural commodities contributed positively to performance. Despite the overall negative return for the month, the Fund’s ability to go both long and short helped mitigate losses relative to major bond and equity indices. In fixed income, mixed bond positioning detracted as yields finished the month significantly higher. Also detracting was long equity positioning, as volatility in the U.S. and abroad proved difficult for the Fund’s managers. In energy trading, consistent long oil and oil product positioning contributed the most, as prices rose sharply due to the aforementioned reasons. The Fund finished with a net loss of (0.36)%, (0.25)%, (0.26)%, (0.21)%, (0.14)% and (0.20)% for Class A, A2, A3, B, I, and R Units, respectively.

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

LoCorr Futures Portfolio Fund’s positive returns in February were driven by energy, agricultural commodities, and interest rates, while currencies and stock indices modestly detracted from performance. The strong month highlighted the Fund’s ability to be sizably invested in different themes, which has helped mitigate losses relative to major bond and equity indices. In energy, consistent long oil and oil product positioning contributed positively as supply fears stemmed from aforementioned reasons. Also contributing were long agricultural positioning which benefited from supply constraints. Detracting from performance was short dollar and long equity positioning, as volatility in those markets proved difficult for the Fund’s managers. The Fund finished with a net gain of 1.97%, 2.09%, 2.07%, 2.12%, 2.20% and 2.14% for Class A, A2, A3, B, I, and R Units, respectively.

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

LoCorr Futures Portfolio Fund’s strong return in March (+9.37%) received positive contributions from all sectors with energy, currencies, and interest rates leading the way. The strong month highlighted the Fund’s ability to be sizably invested in different themes, which has helped mitigate losses relative to major bond and equity indices in 2022. In energy, decreasing long positioning contributed positively as supply fears stemmed from the aforementioned reasons. Also contributing was long dollar/short foreign currency positioning, which benefited from a flight-to-quality early in the month. Consistent short bond positioning also contributed as yields rose across the globe on the back of rising inflation. While metals, agricultural commodities, and stock indices lagged the other sectors, we are still pleased with their contribution to overall portfolio performance and diversification. The Fund finished with a net gain of 9.12%, 9.25%, 9.24%, 9.29%, 9.37% and 9.30% for Class A, A2, A3, B, I, and R Units, respectively.

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

LoCorr Futures Portfolio Fund added to its strong start in 2022 with contributions from currencies, interest rates, energy products, and agricultural commodities, while equities modestly detracted. The strong month highlighted the Fund’s ability to be sizably invested in different themes, which has helped provide positive performance against the losses by major bond and equity indices in 2022. In currency trading, long U.S. dollar positioning throughout the month contributed positively as real yields moved into positive territory along with a boost from the flight to safety. Also contributing was consistent short bond positioning as yields rose across the globe on the back of rising inflation. Choppy equity markets (as opposed to more sustained trends) provided a difficult environment for the Fund’s managers to take advantage of. As we enter the second quarter of 2022, we are pleased with the portfolio performance and diversification it is providing investors. The Fund finished with a net gain of 5.88%, 6.00%, 5.99%, 6.04%, 6.12% and 6.06% for Class A, A2, A3, B, I, and R Units, respectively.

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

LoCorr Futures Portfolio Fund (“the Fund”) had a small net loss in May, as currencies, interest rates, and agricultural commodities gave back some of their sizable gains from earlier in the year. In currency trading, long U.S. dollar positioning throughout the month detracted as the extended rally stalled on the back of slowing U.S. yield increases. Also detracting from performance was fixed income as range-bound markets provided a difficult trading environment for the Fund’s managers. Energy trading was a positive contributor during the month, however, as consistent long exposure was able to capture the general upward trend due to aforementioned reasons. The Fund finished with a net loss of (0.98)%, (0.86)%, (0.88)%, (0.83)%, (0.75)%, and (0.81)% for Class A, A2, A3, B, I, and R Units, respectively.

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

LoCorr Futures Portfolio Fund (“the Fund”) had a small net loss in June, as agricultural commodities and energy products gave back some of their sizable gains from earlier in the year. Gains in interest rates and currency trading were not enough to offset the aforementioned losses. Agricultural commodities, specifically grains markets, detracted most from performance as persistently long positions were hurt by better-than-expected news regarding weather, crop conditions, and exports from Ukraine. Contributing the most to performance was short fixed income positioning as volatile markets provided ample trading opportunities to the Fund’s trading advisors. The Fund finished with a net loss of (0.98)%, (0.87)%, (0.83)%, (0.76)%, and (0.82)% for Class A, A2, B, I, and R Units, respectively.

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

While LoCorr Futures Portfolio Fund (“the Fund”) has been able to capitalize on most of the dominant trends in the markets this year, the Fund had a negative return in July, with all major sectors experiencing losses. As persistent trends reversed, the largest losses were realized in interest rates, where long duration fixed income, specifically in Europe, detracted most from performance. Additionally, within the equity sector, short European positioning turned unprofitable as quickly reversing and volatile markets created a difficult environment for the Fund’s trading advisors. The Fund finished with a net loss of (4.59)%, (4.48)%, (4.45)%, (4.37)% and (4.43)% for Class A, A2, B, I, and R Units, respectively.

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

LoCorr Futures Portfolio Fund added to its strong performance in 2022 with contributions from currencies and interest rates, while equities and agricultural commodities modestly detracted. The strong month highlighted the Fund’s ability to be sizably invested in different themes, which has helped provide a positive return against the losses sustained by major bond and equity indices. In currency trading, long U.S. dollar positioning throughout the month contributed positively as relatively high interest rates in the U.S. attracted foreign investment along with a boost from flight to safety. Also contributing was short bond positioning as yields rose across the globe on the back of rising inflation. Choppy equity markets, however, provided a difficult environment for the Fund’s managers. As we enter the latter part of 2022, we are pleased with the portfolio’s performance and diversification it is providing investors. The Fund finished with a net gain of 3.58%, 3.70%, 3.73%, 3.81% and 3.75% for Class A, A2, B, I, and R Units, respectively.

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

LoCorr Futures Portfolio Fund added to its solid performance in 2022 with contributions from currencies and interest rates, while energies and agricultural commodities modestly detracted. The strong month again highlighted the Fund’s ability to be sizably invested in different themes, which has helped provide a positive return versus the losses sustained by major bond and equity indices. In currency trading, long U.S. dollar positioning contributed positively as relatively high interest rates in the U.S. attracted foreign investment along with a boost from flight to safety. Also contributing was short bond positioning as yields rose across the globe on the back of rising inflation. Volatile energy prices, however, provided a difficult environment for the Fund’s managers, resulting in small losses. As we enter the latter part of 2022, we are pleased with the portfolio’s performance and the diversification it is providing investors. The Fund finished with a net gain of 5.10%, 5.22%, 5.26%, 5.34% and 5.27% for Class A, A2, B, I, and R Units, respectively.

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

LoCorr Futures Portfolio Fund added to its solid performance in 2022 with contributions from energy products and stock indices, while agricultural commodities modestly detracted. The positive month once again highlighted the Fund’s ability to be sizably invested in different themes, which has helped provide a positive return versus the losses sustained by major bond and equity indices. In energy trading, long positioning in oil and oil-related products contributed positively as markets rose for the aforementioned reasons. Also profitable in October were equities, particularly long Asian indices, as prices rose amid anticipation that economic conditions were improving. Volatile agricultural commodity prices provided a difficult environment for the Fund’s managers, resulting in small losses. The Fund finished with a net gain of 0.97%, 1.09%, 1.12%, 1.20% and 1.14% for Class A, A2, B, I, and R Units, respectively.

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

LoCorr Futures Portfolio Fund (the “Fund”) fell in November, posting its first monthly loss since July as many major trends, which had heavily contributed to year-to-date performance, sharply reversed course. While all major sectors detracted, the Fund’s managers were able to adjust for heightened market volatility and adjust position sizing accordingly. This nimble approach, inherent in managing risk, allowed the Fund to stay well in positive territory when it comes to the largest positive contributing markets thus far in 2022. Despite the negative performance, this month highlighted the Fund’s ability to be sizably invested in different themes, which has helped provide a positive return versus the losses sustained by major bond and equity indices thus far in 2022. The Fund finished with a net loss of (9.01)%, (8.90)%, (8.87)%, (8.80)% and (8.85)% for Class A, A2, B, I, and R Units, respectively.

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

LoCorr Futures Portfolio Fund (the “Fund”) fell modestly in December as low volatility and range-bound markets provided limited trading opportunities for the Fund’s managers. While a majority of the Fund’s sectors detracted from performance, the Fund was profitable in fixed income trading. Despite the negative performance, this month highlighted the Fund’s ability to be sizably invested in different themes, which has helped provide a positive return versus the losses sustained by major bond and equity indices in 2022. The Fund finished with a net loss of (1.63)%, (1.52)%, (1.48)%, (1.41)% and (1.47)% for Class A, A2, B, I, and R Units, respectively.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2024, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the significant non-trading risk exposures of the Fund as of December 31, 2024 and 2023.

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

Evaluation of Disclosure Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at December 31, 2024 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2024, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework published in 2013. Based on that assessment, management concluded that, as of December 31, 2024, the Fund’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework published in 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the year ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Section 16 (A) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires that reports of beneficial ownership of limited partner interests and changes in such ownership be filed with the SEC by Section 16 “reporting persons.” The Fund is required to disclose in this annual report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16(a) on a timely basis during the year ended December 31, 2024. During the year ended December 31, 2024, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

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

The following fees were paid by the Fund to the General Partner:

■	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears. During 2024, 2023 and 2022, the General Partner earned $1,825,047, $2,086,653 and $2,458,100, respectively, in General Partner management fees.

■	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units. The general partner performance fee is payable quarterly in arrears. During 2024, 2023 and 2022, the General Partner did not earn any General Partner performance fees.

■	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the statements of operations. The General Partner, in turn, pays the selling agent fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fee are retained by the General Partner. During 2024, 2023 and 2022, the General Partner earned $1,597,770, $1,851,819 and $2,237,118, respectively, in selling agent fees.

■	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units and such amounts are included in selling agent and broker dealer servicing fees – General Partner in the statements of operations. The General Partner, in turn, pays the fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fee are retained by the General Partner. During 2024, 2023 and 2022, the General Partner earned $68,163, $77,316 and $87,032, respectively, in broker dealer servicing fees.

■	Administrative Fee – each class of Units incurs a monthly General Partner administrative fee equal to 1/12th of 0.45% of Fund net assets at the end of each month, payable in arrears. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other commodity pools with which the Fund may have investments). The General Partner uses a portion of this fee to pay third party service providers. During 2024, 2023 and 2022, the General Partner earned $548,428, $626,921 and $738,438, respectively, in administrative fees.

Additionally, each year the General Partner receives from the Fund 1% of any net income earned by the Fund or pays to the Fund 1% of any net loss incurred by the Fund. For the years ended December 31, 2024, 2023 and 2022, the General Partner received from or paid the Fund the following amounts:

Year	Received from the Fund	Paid to the Fund
2024	$3,923	$—
2023	—	91,905
2022	138,536	—
Total	$142,459	$91,905

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Fund has no officers or directors as its affairs are managed by the General Partner, and there are no securities authorized for issuance under an equity compensation plan.

At February 28, 2025, the General Partner did not own any Units; however, a Principal of the General Partner had the following investment in the Fund: 13.9977 Class B Units with a Value of $96,124 as of December 31. 2024. The General Partner does participate in the profits or losses of the Fund through its general partner 1 percent allocation, in which it receives 1 percent of the profits or losses of the Fund.

At February 28, 2025, no person or group is known to have been the beneficial owner of more than 5% of the Units.

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

The following table sets forth the fees billed to the Fund for professional audit services provided by RSM US LLP, the Fund’s independent registered public accountant, for the audits of the Fund’s annual financial statements for the years ended December 31, 2024 and 2023, and fees billed for other professional services rendered by RSM US LLP during those years.

Fee Category	2024	2023
Audit fees(1)	$281,400	$264,075
Audit-related fees	—	—
Tax fees(2)	36,000	33,000
All other fees	—	—
Total fees	$317,400	$297,075

(1)	Audit fees consist of fees for professional services rendered for the audit of the Fund’s financial statements and review of financial statements included in the Fund’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2)	Tax fees consist of fees for the preparation of original tax returns.

The General Partner’s Board of Directors pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms. The General Partner’s Board of Directors approved all the services provided by RSM US LLP during 2024 and 2023 to the Fund described above. The General Partner’s Board of Directors has determined that the payments made to RSM US LLP for these services during 2024 and 2023 are compatible with maintaining that firm’s independence.

Our independent registered public accounting firm is RSM US LLP, Chicago, IL, Auditor ID: 49.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

LoCorr Futures Portfolio Fund, Limited Partnership

Report of Independent Registered Public Accounting Firm

Statements of Financial Condition as of December 31, 2024 and 2023

Condensed Schedule of Investments as of December 31, 2024

Condensed Schedule of Investments as of December 31, 2023

Statements of Operations for the Years Ended December 31, 2024, 2023 and 2022

Statements of Cash Flows for the Years Ended December 31, 2024, 2023 and 2022

Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2024, 2023 and 2022

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

Name	Title	Date
/s/ Kevin Kinzie Kevin Kinzie	Chief Executive Officer and managing member of the General Partner	March 31, 2025
/s/ Jon Essen Jon Essen	Chief Financial Officer of the General Partner	March 31, 2025

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 31, 2025	LoCorr Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, LLC
General Partner

	By:	/s/ Kevin Kinzie
	Name:	Kevin Kinzie
	Title:	Chief Executive Officer and managing member of the General Partner

Report of Independent Registered Public Accounting Firm

Partners of LoCorr Futures Portfolio Fund, Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of LoCorr Futures Portfolio Fund, Limited Partnership (the Fund) as of December 31, 2024 and 2023, the related statements of operations and cash flows, and changes in partners’ capital (net asset value) for each of the three years in the period ended December 31, 2024, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Chicago, Illinois

March 31, 2025

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Financial Condition

December 31, 2024 and 2023

	2024	2023
Assets
Equity in broker trading accounts
Cash (restricted cash of $24,388,209 and $24,415,248)	$41,794,802	$38,283,809
Net unrealized gain (loss) on open futures contracts	1,216,130	(739,897)
Net unrealized gain (loss) on open forward currency contracts	1,237,285	(1,721,859)
Net unrealized gain (loss) on swap contracts	—	18
Total equity in broker trading accounts	44,248,217	35,822,071
Cash and cash equivalents	2,390,015	5,806,473
Investment in private investment company, at fair value (cost$ 4,237,264 and $2,237,264)	2,312,982	2,248,182
Investment in securities, at fair value (cost$ 60,029,157 and $77,451,839)	60,605,106	77,382,955
General Partner 1% allocation receivable	—	91,905
Exchange membership, at fair value (cost$ 189,000 and $189,000)	160,000	114,000
Dividend receivable	3	30,595
Total assets	$109,716,323	$121,496,181

Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$128,719	$143,713
Trading Advisor incentive fees payable	202,916	—
Commissions and other trading fees payable on open contracts	21,656	19,591
Cash Managers fees payable	21,704	27,533
General Partner management and performance fees payable	136,449	151,291
General Partner 1% allocation payable	3,923	—
Selling Agent payable - General Partner	118,362	133,452
Broker dealer servicing fees payable - General Partner	5,178	5,622
Administrative fee payable - General Partner	39,779	44,243
Interest payable	15,285	40,887
Redemption payable	904,899	1,544,109
Subscriptions received in advance	—	9,700
Total liabilities	1,598,870	2,120,141

Partners' Capital (Net Asset Value)
Class A Interests – 17,508.2067 and 19,384.2057 units
outstanding at December 31, 2024 and December 31, 2023, respectively	70,212,384	78,554,826
Class A2 Interests – 8.7653 and 94.7752 units
outstanding at December 31, 2024 and December 31, 2023, respectively	9,733	104,898
Class B Interests – 4,469.0732 and 4,886.1080 units
outstanding at December 31, 2024 and December 31, 2023, respectively	30,691,082	33,308,431
Class I Interests – 247.1650 and 247.1650 units
outstanding at December 31, 2024 and December 31, 2023, respectively	296,265	291,331
Class R Interests – 5,989.1724 and 6,228.0149 units
outstanding at December 31, 2024 and December 31, 2023, respectively	6,907,989	7,116,554
Total partners' capital (net asset value)	108,117,453	119,376,040

Total liabilities and partners' capital (net asset value)	$109,716,323	$121,496,181

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2024

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$1,000,000	2/15/25	U.S. Treasury Bond	2.00%	$1,004,585	0.93%
1,250,000	4/30/25	U.S. Treasury Bond	3.88%	1,256,343	1.16%
1,000,000	5/31/25	U.S. Treasury Bond	4.25%	1,003,424	0.93%
1,000,000	10/31/25	U.S. Treasury Bond	5.00%	1,014,345	0.94%
1,000,000	4/30/26	U.S. Treasury Bond	4.88%	1,016,162	0.94%
1,000,000	8/31/26	U.S. Treasury Bond	3.75%	1,005,085	0.93%
1,150,000	5/15/27	U.S. Treasury Bond	4.50%	1,162,649	1.07%
850,000	8/15/27	U.S. Treasury Bond	3.75%	851,415	0.79%
Total U.S. Treasury securities (cost: $8,321,965)				8,314,008	7.69%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$700,000	1/3/25	Analog Devices, Inc.	3.08%	$699,820	0.65%
Banks
700,000	3/26/25	Mizuho Bank Ltd., New York Branch	4.45%	692,724	0.64%
Beverages
700,000	2/13/25	Brown-Forman Corporation	4.42%	696,238	0.64%
Diversified financial services
700,000	2/7/25	Cabot Trail Funding LLC	4.52%	696,676	0.64%
700,000	1/21/25	Citigroup Global Markets Inc.	4.48%	698,176	0.65%
700,000	2/13/25	DCAT, LLC	4.57%	696,112	0.64%
800,000	1/9/25	Gotham Funding Corporation	4.18%	799,164	0.74%
700,000	1/24/25	National Rural Utilities Cooperative Finance Corporation	4.38%	697,961	0.65%
700,000	3/11/25	Sheffield Receivables Company LLC	4.51%	693,909	0.64%
Energy
600,000	1/15/25	NiSource Inc.	4.29%	598,929	0.55%
800,000	1/6/25	NSTAR Electric Company	3.89%	799,481	0.74%
Food
800,000	1/16/25	Archer Daniels Midland Company	4.32%	798,467	0.74%
Manufacturing
800,000	1/10/25	Cintas Corporation	4.20%	799,068	0.74%
Media
800,000	2/11/25	The Walt Disney Company	4.51%	795,809	0.74%
Water
700,000	1/8/25	American Water Capital Corporation	4.05%	699,371	0.65%
Total U.S. commercial paper (cost: $10,823,660)				10,861,905	10.05%

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2024

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Banks
$700,000	1/29/25	The Toronto-Dominion Bank	4.32%	$697,572	0.65%
Diversified financial services
800,000	1/23/25	Brookfield Corporate Treasury Ltd.	4.60%	797,653	0.73%
700,000	1/15/25	Experian Finance plc	4.39%	698,721	0.65%
600,000	1/27/25	Lsega Financing Plc	4.52%	597,972	0.55%
Telecommunications
700,000	1/10/25	Telstra Group Limited	4.18%	699,188	0.65%
Total foreign commercial paper (cost: $3,478,317)				3,491,106	3.23%
Total commercial paper (cost: $14,301,977)				14,353,011	13.28%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,000,000	3/11/27	Bank of America Corporation	1.66%	$1,937,494	1.79%
2,750,000	1/26/26	KeyBank National Association	4.70%	2,796,354	2.59%
1,000,000	3/18/27	Goldman Sachs Bank USA	5.28%	1,018,940	0.94%
2,000,000	12/8/26	JPMorgan Chase Bank, National Association	5.11%	2,024,145	1.87%
Computers
950,000	9/25/26	Hewlett Packard Enterprise Company	4.45%	953,925	0.88%
Diversified financial services
2,000,000	1/20/27	Morgan Stanley	3.63%	1,993,832	1.85%
1,500,000	2/5/27	National Rural Utilities Cooperative Finance Corporation	4.80%	1,535,242	1.42%
Energy
1,000,000	6/1/25	DTE Energy Company	1.05%	985,557	0.91%
1,500,000	1/29/26	NextEra Energy Capital Holdings, Inc.	4.95%	1,533,720	1.42%
Machinery
2,000,000	1/10/25	John Deere Capital Corporation	1.25%	2,010,297	1.86%
Pharmaceuticals
1,000,000	3/2/25	Amgen Inc.	5.25%	1,018,407	0.94%
Software
1,000,000	4/4/27	Adobe Inc.	4.85%	1,016,309	0.94%
Telecommunications
2,000,000	3/1/27	AT&T Inc.	4.25%	2,006,791	1.86%
Total U.S. corporate notes (cost: $20,491,733)				20,831,013	19.27%

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2024

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,000,000	12/11/26	The Toronto-Dominion Bank	5.26%	$1,013,662	0.94%
Diversified financial services
3,000,000	1/13/25	UBS AG, London Branch	1.38%	3,015,128	2.79%
Total foreign corporate notes (cost: $3,948,550)				4,028,790	3.73%
Total corporate notes (cost: $24,440,283)				24,859,803	23.00%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
84,772	9/15/26	Capital One Prime Auto Receivables Trust 2021-1	0.77%	83,816	0.08%
128,624	6/15/26	CarMax Auto Owner Trust 2021-3	0.55%	127,512	0.12%
236,085	4/26/27	Chase Auto Owner Trust 2024-1	5.48%	237,016	0.22%
512,612	5/25/27	Chase Auto Owner Trust 2024-2	5.66%	515,306	0.48%
70,722	6/15/26	Ford Credit Auto Owner Trust 2022-A	1.29%	70,247	0.06%
650,000	11/20/26	GM Financial Automobile Leasing Trust 2023-3	5.38%	654,430	0.61%
1,322,724	9/21/26	GM Financial Automobile Leasing Trust 2024-2	5.43%	1,331,329	1.23%
335,681	11/16/26	Mercedes-Benz Auto Receivables Trust 2023-2	5.92%	337,651	0.31%
53,035	2/16/27	Santander Drive Auto Receivables Trust 2023-4	6.18%	53,250	0.05%
79,398	7/15/27	Santander Drive Auto Receivables Trust 2023-5	6.31%	79,771	0.07%
256,673	9/15/27	Santander Drive Auto Receivables Trust 2024-2	5.80%	258,024	0.24%
214,161	1/20/26	Sbna Auto Lease Trust 2024 - A Fund	5.45%	214,780	0.20%
222,456	9/15/26	Toyota Auto Receivables 2022-B Owner Trust	2.93%	221,408	0.20%
199,856	7/22/26	Toyota Lease Owner Trust 2024-A	5.33%	200,461	0.19%
Credit cards
2,000,000	5/15/25	American Express Credit Account Master Trust	3.39%	1,994,709	1.84%
405,000	8/15/25	American Express Credit Account Master Trust 2022-3	3.75%	403,794	0.37%
460,000	5/15/26	American Express Credit Account Master Trust , series 2023-1	4.87%	463,253	0.43%
65,000	6/16/25	BA Credit Card Trust, Series 2022-1	3.53%	64,802	0.06%
435,000	4/17/28	BA Credit Card Trust, Series 2022-2	5.00%	436,266	0.40%
1,000,000	3/17/25	Capital One Multi-Asset Execution Trust, Series 2022-1	2.80%	997,533	0.92%
600,000	5/15/25	Capital One Multi-Asset Execution Trust, Series 2022-2	3.49%	598,377	0.55%
1,100,000	5/15/28	Capital One Multi-Asset Execution Trust, Series 2023-1	4.42%	1,102,134	1.02%
500,000	12/8/27	Citibank Credit Card Issuance Trust	5.23%	505,072	0.47%
Equipment
62,171	3/14/29	CCG Receivables Trust 2021-2	0.54%	61,882	0.06%
1,495,511	8/20/27	Dllad 2024-1 LLC	5.50%	1,506,688	1.39%
288,965	6/13/28	Mmaf Equipment Finance Llc 2021-A	0.56%	284,099	0.26%
275,000	7/20/28	Verizon Master Trust	1.53%	274,674	0.25%
Total U.S. asset backed securities (cost: $12,964,932)				13,078,284	12.08%
Total investments in securities (cost: $60,029,157)				$60,605,106	56.05%

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2024

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS[2]
Long U.S. Futures Contracts
Agricultural commodities	$1,175,095	1.09%
Currencies	(191,687)	(0.18)%
Energy	340,781	0.32%
Equity indices	(376,432)	(0.35)%
Interest rate instruments	(22,552)	(0.02)%
Metals[2]	(3,774,110)	(3.50)%
Net unrealized gain (loss) on open long U.S. futures contracts	(2,848,905)	(2.64)%

Short U.S. Futures Contracts
Agricultural commodities	(256,648)	(0.24)%
Currencies	607,925	0.56%
Energy	(159,614)	(0.15)%
Equity indices	75,465	0.07%
Interest rate instruments	483,044	0.46%
Metals[2]	3,618,404	3.34%
Net unrealized gain (loss) on open short U.S. futures contracts	4,368,576	4.04%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	1,519,671	1.40%

Long Foreign Futures Contracts
Agricultural commodities	339,585	0.31%
Currencies	221,706	0.21%
Energy	70,980	0.07%
Equity indices	(269,186)	(0.25)%
Interest rate instruments	(657,110)	(0.61)%
Metals	46,553	0.04%
Net unrealized gain (loss) on open long foreign futures contracts	(247,472)	(0.23)%

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2024

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS[2] (continued)
Short Foreign Futures Contracts
Agricultural commodities	$(42,416)	(0.04)%
Currencies	(45,765)	(0.04)%
Energy	(130,618)	(0.12)%
Equity indices	21,706	0.02%
Interest rate instruments	141,024	0.13%
Net unrealized gain (loss) on open short foreign futures contracts	(56,069)	(0.05)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	(303,541)	(0.28)%

Net unrealized gain (loss) on open futures contracts	$1,216,130	1.12%

OPEN FORWARD CURRENCY CONTRACTS[2]
U.S. Forward Currency Contracts
Long	$(1,042,592)	(0.96)%
Short	2,211,210	2.04%
Net unrealized gain (loss) on open U.S. forward currency contracts	1,168,618	1.08%

Foreign Forward Currency Contracts
Long	14,592	0.01%
Short	54,075	0.05%
Net unrealized gain (loss) on open foreign forward currency contracts	68,667	0.06%

Net unrealized gain (loss) on open forward currency contracts	$1,237,285	1.14%

TOTAL RETURN SWAP CONTRACTS
Long	–	0.00%
Short	–	0.00%
	–	0.00%

INVESTMENT IN PRIVATE INVESTMENT COMPANY[3]
Galaxy Plus Fund - East Alpha Feeder Fund (548) LLC (cost: $4,237,264)	$2,312,982	2.14%

[1]	Represents the annualized yield at date of purchase for discount securities or the stated coupon rate for coupon-bearing securities.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

[3]	Private investment company is a separate series that is part of the Galaxy Plus Managed Account Platform (Platform), which is sponsored by New Hyde Park Alternative Funds, LLC (Sponsor). Each series on the Platform invests in Master Fund that allocates assets to a Commodity Trading Advisor (“CTA”). The CTA of our master fund investment trades global commodities markets primarily through futures contracts. The CTA is paid a management fee of up to 1.00% and a 20% share of the trading profits which are included in the net asset value of the underlying investment. The Fund may redeem any portion of its investment on a daily basis. Any requested redemption will be satisfied within two days. There are no restrictions on liquidity for the Fund.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2023

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$2,500,000	1/31/24	U.S. Treasury Bond	2.25%	$2,516,593	2.11%
2,000,000	2/29/24	U.S. Treasury Bond	1.50%	1,997,160	1.67%
1,000,000	3/31/24	U.S. Treasury Bond	2.25%	998,094	0.84%
5,000,000	4/15/24	U.S. Treasury Bond	0.38%	4,934,362	4.13%
1,000,000	6/30/24	U.S. Treasury Bond	2.00%	994,164	0.83%
2,000,000	4/30/25	U.S. Treasury Bond	3.88%	1,994,962	1.67%
2,000,000	5/31/25	U.S. Treasury Bond	4.25%	1,999,467	1.67%
2,500,000	11/15/25	U.S. Treasury Bond	4.50%	2,522,502	2.12%
2,500,000	4/15/26	U.S. Treasury Bond	3.75%	2,496,811	2.09%
Total U.S. Treasury securities (cost: $20,232,161)				20,454,115	17.13%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$700,000	2/23/24	Toyota Motor Credit Corp.	5.30%	$694,225	0.58%
800,000	3/15/24	Volvo Treasury NA LP	5.38%	790,796	0.66%
Banks
800,000	1/5/24	MUFG Bank, Ltd., New York Branch	4.63%	799,280	0.67%
Beverages
800,000	1/4/24	Brown-Forman Corporation	4.52%	799,398	0.66%
Diversified financial services
800,000	1/26/24	Cabot Trail Funding LLC	5.25%	796,736	0.67%
700,000	1/22/24	DCAT, LLC	5.29%	697,530	0.58%
900,000	1/4/24	Equitable Short Term Funding LLC	4.58%	899,313	0.76%
800,000	3/4/24	Fairway Finance Company LLC	5.37%	792,128	0.66%
800,000	2/27/24	Gotham Funding Corporation	5.39%	792,814	0.66%
900,000	1/12/24	Liberty Street Funding LLC	5.11%	898,213	0.75%
800,000	1/2/24	National Rural Utilities Cooperative Finance Corporation	4.09%	799,637	0.68%
800,000	1/31/24	Sheffield Receivables Company LLC	5.38%	796,053	0.67%
800,000	2/6/24	Thunder Bay Funding, LLC	5.31%	795,398	0.67%
Energy
800,000	1/8/24	Berkshire Hathaway Energy Company	4.93%	798,904	0.67%
Insurance
700,000	2/9/24	Pacific Life Short Term Funding LLC	5.27%	695,695	0.58%
Machinery
800,000	1/16/24	John Deere Capital Corporation	5.02%	797,994	0.67%
Total U.S. commercial paper (cost: $12,583,605)				12,644,114	10.59%

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2023

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Banks
$800,000	1/22/24	Bank of Montreal	5.18%	797,235	0.67%
800,000	1/11/24	Barclays Bank PLC	5.12%	798,520	0.67%
900,000	1/25/24	National Bank of Canada	5.22%	896,477	0.74%
655,000	1/18/24	Oversea-Chinese Banking Corporation Limited	5.24%	653,092	0.55%
Diversified financial services
800,000	1/10/24	Experian Finance plc	5.04%	798,656	0.67%
750,000	1/2/24	Longship Funding Designated Activity Company	4.14%	749,655	0.63%
Total foreign commercial paper (cost: $4,664,983)				4,693,635	3.93%
Total commercial paper (cost: $17,248,588)				17,337,749	14.52%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$3,000,000	5/1/25	Boeing Company	4.88%	3,009,047	2.52%
Automotive
4,000,000	6/14/24	NVIDIA Corporation	0.58%	3,911,586	3.28%
Banks
1,000,000	2/4/25	Bank of America Corporation	1.84%	1,001,676	0.84%
3,500,000	1/26/26	KeyBank National Association	4.70%	3,484,531	2.92%
2,000,000	12/6/24	Truist Bank	2.15%	1,943,377	1.62%
3,750,000	1/24/24	Wells Fargo & Company	3.75%	3,806,220	3.19%
Diversified financial services
1,000,000	8/18/24	Air Lease Corporation	0.80%	971,412	0.81%
4,000,000	1/8/24	Athene Global Funding	0.95%	4,009,724	3.36%
714,000	4/1/24	Brookfield Finance LLC	4.00%	718,093	0.60%
Machinery
2,000,000	1/10/25	John Deere Capital Corp FXD	1.25%	1,941,228	1.63%
Telecommunications
1,500,000	3/22/24	Verizon Communications Inc.	0.75%	1,487,364	1.25%
Total U.S. corporate notes (cost: $26,739,459)				26,284,258	22.02%

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2023

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,000,000	12/11/26	The Toronto-Dominion Bank	5.26%	$1,023,217	0.86%
Diversified financial services
4,000,000	1/13/25	UBS AG	1.38%	3,878,058	3.25%
Total foreign corporate notes (cost: $4,931,400)				4,901,275	4.11%
Total corporate notes (cost: $31,670,859)				31,185,533	26.13%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
291,097	9/15/26	Capital One Prime Auto Receivables Trust 2021-1	0.77%	281,779	0.24%
36,022	2/17/26	CarMax Auto Owner Trust 2021-2	0.52%	35,232	0.03%
518,157	6/15/26	CarMax Auto Owner Trust 2021-3	0.55%	501,736	0.42%
605,434	4/15/33	Chesapeake Funding II LLC - 2018 - 2	0.47%	590,823	0.49%
395,000	7/15/30	Ford Credit Auto Owner Trust 2019-Rev1	3.52%	395,487	0.33%
261,063	6/15/26	Ford Credit Auto Owner Trust 2022-A	1.29%	254,303	0.21%
375,000	11/16/26	Mercedes-Benz Auto Receivables Trust 2023-2	5.92%	378,682	0.32%
198,000	6/15/26	Santander Consumer Auto Receivables Trust 2021-A	0.48%	193,739	0.16%
69,230	1/15/26	Santander Drive Auto Receivables Trust 2022-7	5.81%	69,394	0.06%
256,619	1/15/26	Santander Drive Auto Receivables Trust 2023-2	5.87%	257,284	0.22%
188,709	2/16/27	Santander Drive Auto Receivables Trust 2023-4	6.18%	189,696	0.16%
575,000	11/25/31	Toyota Auto Loan Extended Note Trust 2019-1	2.56%	570,846	0.48%
85,777	10/15/25	Toyota Auto Receivables 2020-C Owner Trust	0.57%	84,552	0.07%
550,000	9/15/26	Toyota Auto Receivables 2022-B Owner Trust	2.93%	539,781	0.45%
Credit cards
195,000	11/16/26	American Express Credit Account Master Trust, Series 2021-1	0.90%	188,188	0.16%
101,000	9/16/24	Barclays Dryrock Issuance Trust, Series 2021-1	0.63%	97,744	0.08%
1,625,000	7/15/24	Capital One Multi-Asset Execution Trust, Series 2021-1	0.55%	1,584,139	1.33%
450,000	4/22/24	Citibank Credit Card Issuance Trust	6.09%	451,129	0.38%
64,000	9/15/24	Discover Card Execution Note Trust	0.58%	61,896	0.05%
Equipment
416,089	3/14/29	CCG Receivables Trust 2021-2	0.54%	404,233	0.34%
348,470	1/21/25	Dllst 2022-1 Llc	3.40%	346,532	0.29%
88,273	9/20/29	HPEFS Equipment Trust 2022-2	3.15%	88,052	0.07%
602,613	6/13/28	Mmaf Equipment Finance Llc 2021-A	0.56%	575,377	0.48%
275,000	7/20/28	Verizon Master Trust	1.53%	264,934	0.22%
Total U.S. asset backed securities (cost: $8,300,231)				8,405,558	7.04%
Total investments in securities (cost: $77,451,839)				$77,382,955	64.82%

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2023

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS[2]
Long U.S. Futures Contracts
Agricultural commodities	$(116,871)	(0.10)%
Currencies	93,565	0.08%
Energy	(367,095)	(0.31)%
Equity indices	246,214	0.21%
Interest rate instruments	143,787	0.12%
Metals	950,297	0.80%
Net unrealized gain (loss) on open long U.S. futures contracts	949,897	0.80%

Short U.S. Futures Contracts
Agricultural commodities	404,628	0.34%
Currencies	(170,074)	(0.14)%
Energy	96,029	0.08%
Equity indices	(137,980)	(0.12)%
Interest rate instruments	(1,637,022)	(1.36)%
Metals	(1,135,292)	(0.96)%
Net unrealized gain (loss) on open short U.S. futures contracts	(2,579,711)	(2.16)%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	(1,629,814)	(1.36)%

Long Foreign Futures Contracts
Agricultural commodities	223,122	0.19%
Currencies	(84,588)	(0.07)%
Equity indices	275,581	0.23%
Interest rate instruments	1,037,120	0.87%
Metals	(6,427)	(0.01)%
Net unrealized gain (loss) on open long foreign futures contracts	1,444,808	1.21%

Condensed Schedule of Investments

December 31, 2023

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS[2] (continued)
Short Foreign Futures Contracts
Agricultural commodities	$159,588	0.13%
Currencies	(141,652)	(0.11)%
Energy	(114,659)	(0.10)%
Equity indices	(103,131)	(0.09)%
Interest rate instruments	(355,037)	(0.29)%
Net unrealized gain (loss) on open short foreign futures contracts	(554,891)	(0.46)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	889,917	0.75%

Net unrealized gain (loss) on open futures contracts	$(739,897)	(0.61)%

OPEN FORWARD CURRENCY CONTRACTS[2]
U.S. Forward Currency Contracts
Long	$1,245,553	1.04%
Short	(2,360,245)	(1.97)%
Net unrealized gain (loss) on open U.S. forward currency contracts	(1,114,692)	(0.93)%

Foreign Forward Currency Contracts
Long	(535,092)	(0.45)%
Short	(72,075)	(0.06)%
Net unrealized gain (loss) on open foreign forward currency contracts	(607,167)	(0.51)%

Net unrealized gain (loss) on open forward currency contracts	$(1,721,859)	(1.44)%

TOTAL RETURN SWAP CONTRACTS
Long	18	0.00%
Short	—	0.00%
	18	0.00%
INVESTMENT IN PRIVATE INVESTMENT COMPANY[3]
Galaxy Plus Fund - East Alpha Feeder Fund (548) LLC (cost: $2,237,264)	$2,248,182	1.88%

[1]	Represents the annualized yield at date of purchase for discount securities or the stated coupon rate for coupon-bearing securities.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

[3]	Private investment company is a separate series that is part of the Galaxy Plus Managed Account Platform (Platform), which is sponsored by New Hyde Park Alternative Funds, LLC (Sponsor). Each series on the Platform invests in Master Fund that allocates assets to a Commodity Trading Advisor (“CTA”). The CTA of our master fund investment trades global commodities markets primarily through futures contracts. The CTA is paid a management fee of up to 1.00% and a 20% share of the trading profits which are included in the net asset value of the underlying investment. The Fund may redeem any portion of its investment on a daily basis. Any requested redemption will be satisfied within two days. There are no restrictions on liquidity for the Fund.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Operations

Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures, futures options, swaps and forward contracts	$(286,067)	$(505,837)	$22,391,642
Investment in private investment company	—	(11,736)	2,212,908
Investments in securities	(163,994)	(729,841)	(287,406)
Net change in unrealized gain (loss) on:
Futures, futures options, swaps and forward contracts	4,915,153	(4,891,977)	2,555,134
Investment in private investment company	(1,935,200)	(2,145,513)	(261,911)
Investments in securities and certificates of deposit	669,011	2,215,424	(1,721,642)
Exchange membership	46,000	(73,000)	75,000
Brokerage commissions and trading expenses	(1,089,268)	(922,916)	(991,017)
Net realized and change in unrealized gain (loss) on investments	2,155,635	(7,065,396)	23,972,708

Net Investment Income (Loss)
Income
Interest and dividend income	5,185,309	4,896,631	2,228,346

Expenses
Trading Advisor management fees	1,728,779	1,944,813	2,438,667
Trading Advisor incentive fees	1,074,381	310,713	4,254,074
Cash Managers fees	106,087	123,490	134,010
General Partner management and performance fees	1,825,047	2,086,653	2,458,100
Selling agent fees - General Partner	1,597,770	1,851,819	2,237,118
Broker dealer servicing fees - General Partner	68,163	77,316	87,032
General Partner 1% allocation	3,923	(91,905)	138,536
Adminstrative fee - General Partner	548,428	626,921	738,438
Total expenses	6,952,578	6,929,820	12,485,975
Net investment income (loss)	(1,767,269)	(2,033,189)	(10,257,629)
Net Income (Loss) attributable to the Fund	$388,366	$(9,098,585)	$13,715,079

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Operations (continued)

Years Ended December 31, 2024, 2023 and 2022

	Class A Units			Class A2 Units
	2024	2023	2022	2024	2023	2022
Increase (decrease) in net asset value per unit for the year	$(42.26)	$(319.59)	$325.79	$3.78	$(70.81)	$102.79

Net income (loss) per unit†	$(10.15)	$(310.45)	$359.59	$20.40	$(85.38)	$111.90

Weighted average number of units outstanding	18,379.1872	21,387.3436	24,536.7560	66.4120	155.5220	318.3211

	Class A3 Units††			Class B Units
	2024	2023	2022	2024	2023	2022
Increase (decrease) in net asset value per unit for the year	$—	$—	$(1,041.81)	$50.47	$(407.43)	$656.70

Net income (loss) per unit†	$—	$—	$175.50	$98.55	$(376.57)	$699.31

Weighted average number of units outstanding	—	—	38.0000	4,630.1509	5,361.1194	5,837.8944

	Class I Units			Class R Units
	2024	2023	2022	2024	2023	2022
Increase (decrease) in net asset value per unit for the year	$19.96	$(58.74)	$123.02	$10.74	$(65.89)	$112.03

Net income (loss) per unit†	$19.96	$(60.55)	$123.03	$18.50	$(65.08)	$113.47

Weighted average number of units outstanding	247.1650	249.3139	256.4767	6,072.4895	6,326.0639	6,481.6076

†	based on weighted average number of units outstanding during the year.
††	Class A 3 Units were fully redeemed on July 1, 2022.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows

Years Ended December 31, 2024, 2023 and 2022

	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$388,366	$(9,098,585)	$13,715,079
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss from futures, future options, forwards contracts and swap contracts	(4,915,153)	4,891,977	(2,555,134)
Net realized and change in unrealized (gain) loss on private investment company, securities and certificates of deposit	1,430,183	671,666	58,051

Purchases of securities and private investment company	(350,148,886)	(211,876,630)	(360,508,855)
Proceeds from disposition of private investment company and securities.	365,431,752	230,950,774	366,048,450

Changes in
Exchange Membership	(46,000)	73,000	(75,000)
Dividend receivable	30,592	(9,358)	(20,336)
Trading Advisor management fee payable	(14,994)	(42,308)	(39,917)
Trading Advisor incentive fee payable	202,916	(354,828)	(367,086)
Commissions and other trading fees payable on open contracts	2,065	(1,350)	(1,368)
Cash Manager fees Payable	(5,829)	(2,938)	117
General Partner management and performance fees payable	(14,842)	(39,615)	(1,190)
General Partner 1% allocation receivable / payable	95,828	(230,441)	30,765
Selling Agent fees payable - General Partner	(15,090)	(39,106)	(3,773)
Broker dealer servicing fees payable - General Partner	(444)	(1,209)	113
Administrative fee payable – General Partner	(4,464)	(11,917)	(877)
Interest payable	(25,602)	19,518	17,985

Net cash provided by (used in) operating activities	12,390,398	14,898,650	16,297,024

Cash flows from financing activities

Subscriptions	200,000	1,406,000	512,300
Subscriptions received in advance	—	9,700	162,000
Redemptions	(12,495,862)	(24,075,521)	(15,140,061)
Net cash provided by (used in) financing activities	(12,295,862)	(22,659,821)	(14,465,761)

Net increase (decrease) in cash and cash equivalents	94,535	(7,761,171)	1,831,263
Cash and cash equivalents, beginning of year	44,090,282	51,851,453	50,020,190
Cash and cash equivalents, end of year	$44,184,817	$44,090,282	$51,851,453

End of year cash and cash equivalents consists of
Cash and restricted cash in broker trading accounts	$41,794,802	$38,283,809	$41,012,793
Cash and cash equivalents	2,390,015	5,806,473	10,838,660
Total end of year cash and cash equivalents	$44,184,817	$44,090,282	$51,851,453

Supplemental disclosure of cash flow information
Prior year redemptions paid	$1,544,109	$701,837	$1,285,931
Prior year subscriptions received in advance	$9,700	$162,000	$—

Supplemental schedule of non-cash financing activities
Redemptions payable	$904,899	$1,544,109	$701,837

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2024, 2023 and 2022

	Class A	Class A2	Class A3	Class B	Class I	Class R	Total
Balance at December 31, 2021	104,241,918	366,207	39,588	40,086,210	285,819	7,133,264	152,153,006
Net income (loss)	8,823,243	35,621	6,669	4,082,504	31,553	735,489	13,715,079
Subscriptions	85,000	—	—	427,300	—	—	512,300
Redemptions	(10,051,849)	(57,715)	(46,257)	(4,295,394)	—	(104,752)	(14,555,967)
Transfers	(410,142)	—	—	410,142	—	—	—
Balance at December 31, 2022	102,688,170	344,113	—	40,710,762	317,372	7,764,001	151,824,418
Net income (loss)	(6,639,644)	(13,278)	—	(2,018,853)	(15,095)	(411,715)	(9,098,585)
Subscriptions	826,000	—	—	742,000	—	—	1,568,000
Redemptions	(17,560,350)	(225,937)	—	(6,884,828)	(10,946)	(235,732)	(24,917,793)
Transfers	(759,350)	—	—	759,350	—	—	—
Balance at December 31, 2023	78,554,826	104,898	—	33,308,431	291,331	7,116,554	119,376,040
Net income (loss)	(186,570)	1,355	—	456,282	4,934	112,365	388,366
Subscriptions	—	9,700	—	200,000	—	—	209,700
Redemptions	(6,615,899)	—	—	(4,852,292)	—	(388,461)	(11,856,652)
Transfers	(1,539,973)	(106,219)	—	1,578,661	—	67,531	—
Balance at December 31, 2024	$70,212,384	$9,733	$—	$30,691,082	$296,265	$6,907,989	$108,117,453

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value) continued

Years Ended December 31, 2024, 2023 and 2022

	Units
	Class A	Class A2	Class A3	Class B	Class I	Class R
Balance at December 31, 2021	25,762.1732	340.7072	38.0000	6,103.5404	256.4767	6,505.3148
Subscriptions	18.7502	—	—	58.3221	—	—
Redemptions	(2,203.8652)	(48.5000)	(38.0000)	(581.4620)	—	(81.1583)
Transfers	(89.9735)	—	—	54.7784	—	—
Balance at December 31, 2022	23,487.0847	292.2072	—	5,635.1789	256.4767	6,424.1565
Subscriptions	193.3296	—	—	105.8827	—	—
Redemptions	(4,121.4827)	(197.4320)	—	(959.6027)	(9.3117)	(196.1416)
Transfers	(174.7259)	—	—	104.6491	—	—
Balance at December 31, 2023	19,384.2057	94.7752	—	4,886.1080	247.1650	6,228.0149
Subscriptions	—	8.7638	—	28.8970	—	—
Redemptions	(1,504.0157)	—	—	(669.3850)	—	(299.3456)
Transfers	(371.9833)	(94.7737)	—	223.4532	—	60.5031
Balance at December 31, 2024	17,508.2067	8.7653	—	4,469.0732	247.1650	5,989.1724

	Net Asset Value per Unit
	Class A	Class A2	Class A3	Class B	Class I	Class R

December 31, 2024	$4,010.26	$1,110.61	$—	$6,867.44	$1,198.65	$1,153.41
December 31, 2023	4,052.52	1,106.83	—	6,816.97	1,178.69	1,142.67
December 31, 2022	4,372.11	1,177.64	—	7,224.40	1,237.43	1,208.56

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2024 and 2023, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through December 31, 2024. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for the current and prior three years.

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

Reclassification

Certain amounts in the 2022 financial statements may have been reclassified to conform to the 2023 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

New Accounting Pronouncements

Operating Segments—In this reporting period, the Fund adopted FASB Accounting Standards Update 2023-07, Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures (“ASU 2023-07”). Adoption of the new standard impacted financial statement disclosures only and did not affect the Fund’s financial position or the results of its operations. An operating segment is defined in Topic 280 as a component of a public entity that engages in business activities from which it may recognize revenues and incur expenses, has operating results that are regularly reviewed by the public entity’s chief operating decision maker (CODM) to make decisions about resources to be allocated to the segment and assess its performance, and has discrete financial information available. The Investment Committee acts as the Fund’s CODM. The Fund has a single operating segment, as the CODM monitors the operating results of the Fund as a whole and its long-term strategic asset allocation is pre-determined in accordance with the terms of its prospectus, based on a defined investment strategy which is executed by the Fund’s portfolio managers. The financial information in the form of portfolio composition, total returns, expense ratios and changes in net assets which are used by the CODM to assess the segment’s performance versus comparative benchmarks and to make resource allocation decisions for the Fund’s single segment, is consistent with that presented within the financial statements. Segment assets are reflected on the accompanying statement of financial condition as “assets” and significant segment expenses are listed on the accompanying statement of operations.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At December 31, 2024
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$1,216,130	$—	$—	$1,216,130
Net unrealized gain (loss) on open forward currency contracts*	—	1,237,285	—	1,237,285
Cash and cash equivalents:
Money market funds	422,658	—	—	422,658
Investment in private investment company	—	—	2,312,982	2,312,982
Investment in securities:
U.S. Treasury securities*	8,314,008	—	—	8,314,008
Asset backed securities*	—	13,078,284	—	13,078,284
Commercial paper*	—	14,353,011	—	14,353,011
Corporate notes*	—	24,859,803	—	24,859,803
Exchange membership	—	160,000	—	160,000
Total	$9,952,796	$53,688,383	$2,312,982	$65,954,161

*	See the condensed schedule of investments for further description.

At December 31, 2023
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$(739,897)	$—	$—	$(739,897)
Net unrealized gain (loss) on open forward currency contracts*	—	(1,721,859)	—	(1,721,859)
Net unrealized gain (loss) on swap contracts*	—	18	—	18
Cash and cash equivalents:
Money market funds	1,864,439	—	—	1,864,439
Investment in private investment company	—	—	2,248,182	2,248,182
Investment in securities:
U.S. Treasury securities*	20,454,115	—	—	20,454,115
Asset backed securities*	—	8,405,558		8,405,558
Commercial paper*	—	17,337,749	—	17,337,749
Corporate notes*	—	31,185,533	—	31,185,533
Exchange membership	—	114,000	—	114,000
Total	$21,578,657	$55,320,999	$2,248,182	$79,147,838

*	See the condensed schedule of investments for further description.

There were no Level 3 holdings or transfers at December 31, 2024 and 2023, or during the three years ended December 31, 2024.

In addition to the financial instruments listed above, substantially all the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures, forward currency contracts and swap contracts, none of which are designated as hedging instruments. At December 31, 2024 and 2023, the Fund’s derivative contracts are netted on the statements of financial condition and had the following impact on the statements of financial condition:

December 31, 2024
	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$2,041,361	$(825,745)	$1,215,616
Currencies	964,924	(372,745)	592,179
Energy	434,141	(312,612)	121,529
Equity indices	250,497	(798,944)	(548,447)
Interest rate instruments	1,055,395	(1,110,989)	(55,594)
Metals	3,832,274	(3,941,427)	(109,153)
Net unrealized gain (loss) on open futures contracts	$8,578,592	$(7,362,462)	$1,216,130

Net unrealized gain (loss) on open forward currency contracts	$2,532,659	$(1,295,374)	$1,237,285

At December 31, 2024, there were 10,697 open futures contracts, 3,102 open forward currency contracts and 255 open swap contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2024 were:

At December 31, 2024
		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank, AG	$457,978	$—	$—	$457,978
Deutsche Bank Securities, Inc	368,649	—	—	368,649
SG Americas Securities, LLC	1,603,551	—	—	1,603,551
Goldman Sachs & Co. LLC	23,237	—	—	23,237
Total	$2,453,415	$—	$—	$2,453,415

December 31, 2023
	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,459,095	$(788,628)	$670,467
Currencies	333,251	(636,000)	(302,749)
Energy	467,312	(853,037)	(385,725)
Equity indices	765,085	(484,401)	280,684
Interest rate instruments	1,392,319	(2,203,471)	(811,152)
Metals	1,593,837	(1,785,259)	(191,422)
Net unrealized gain (loss) on open futures contracts	$6,010,899	$(6,750,796)	$(739,897)

Net unrealized gain (loss) on open forward currency contracts	$1,826,591	$(3,548,450)	$(1,721,859)

Net unrealized gain (loss) on swap contract	$18	$—	$18

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

For the years ended December 31, 2024, 2023 and 2022, the Fund’s futures, forwards and swap contracts had the following impact on the statements of operations:

	2024		2023
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$6,121,741	$545,149	$2,009,524	$(30,513)
Currencies	(1,028,397)	894,927	513,203	(680,360)
Energy	(3,781,544)	507,255	(35,162)	(1,540,432)
Equity indices	5,386,856	(829,130)	(72,594)	1,604,502
Interest rate instruments	(6,104,750)	755,556	(242,998)	(2,415,184)
Metals	(76,794)	82,270	(2,444,933)	(77,537)
Total futures contracts	517,112	1,956,027	(272,960)	(3,139,524)

Future options contracts
Energy	392,738	—	—	—
Interest rate instruments	—	—	(95,205)	—
Total future options contracts	392,738	—	(95,205)	—

Forward currency contracts	(2,084,616)	2,959,144	1,204,039	(1,751,432)

Swap contracts	762,364	(18)	(1,311,983)	(1,021)

Total futures, futures options, swap and forward contracts	$(412,402)	$4,915,153	$(476,109)	$(4,891,977)

	2022
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(2,678,624)	$371,527
Currencies	(389,809)	507,136
Energy	12,294,731	899,000
Equity indices	(8,906,934)	(1,717,334)
Interest rate instruments	14,260,170	3,149,938
Metals	(457,696)	(86,924)
Total futures contracts	14,121,838	3,123,343

Future options contracts
Energy	(508,190)	—
Total future options contracts	(508,190)	—
Forward currency contracts	9,720,459	(298,466)
Swap contracts	(872,588)	(269,743)
Total futures, futures options, swap and forward currency	$22,461,519	$2,555,134

For the years ended December 31, 2024, 2023 and 2022, the number of futures contracts closed was 449,117, 412,833 and 470,288, respectively, the number of futures options contracts closed was 219, 698 and 730, respectively, the number of forward currency contracts closed was 255,017, 229,843 and 257,987, respectively and the number of swap contracts closed was 2,415, 2,347 and 260, respectively.

4.       General Partner

At December 31, 2024, 2023 and 2022, and for the years then ended, the General Partner did not maintain a capital balance in the Fund.

The following fees are paid to the General Partner:

■	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears. For the years ended December 31, 2024, 2023 and 2022, the General Partner received $1,825,047, $2,086,653, and $2,458,100, respectively.

■	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears. For the years ended December 31, 2024, 2023 and 2022, the General Partner did not receive performance fees.

■	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner and the amounts are recorded in the statements of operations.

■	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner and the amounts are recorded in the statements of operations.

■	Administrative Fee – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the Fund, payable in arrears to the General Partner and the amounts are recorded in the statements of operations. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

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

Principal Global Investors, LLC serves as the cash manager for the Fund (the “Cash Manager”). The Fund incurs monthly fees, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.15% and 1/12th of 0.15% of the investments in securities and certificates of deposit as of the period ended December 31, 2024 and 2023, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At December 31, 2024 and 2023, the Fund had assets totaling $44,248,217 and $35,822,071, respectively, with brokers and margin deposit requirements of $24,388,209 and $24,415,248, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A, A2, B and R units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, A2, B, I or R interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At December 31, 2024 and 2023, the Fund received advance subscriptions of $0 and $9,700, respectively, which were recognized as subscriptions to the Fund subsequent to period-end.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.

The following table presents the exposure at December 31, 2024:

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners' Capital (Net Asset Value)
United States	$8,314,008	$10,861,905	$20,831,013	$13,078,284	$53,085,210	49.10%
United Kingdom	—	1,296,693	3,015,128	—	4,311,821	3.98%
Canada	—	1,495,225	1,013,662	—	2,508,887	2.32%
Australia	—	699,188	—	—	699,188	0.65%
Total	$8,314,008	$14,353,011	$24,859,803	$13,078,284	$60,605,106	56.05%

The following table presents the exposure at December 31, 2023:

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners' Capital (Net Asset Value)
United States	$20,454,115	$12,644,114	$26,284,258	$8,405,558	$67,788,045	56.79%
Ireland	—	749,655	—	—	749,655	0.62%
United Kingdom	—	1,597,176	3,878,058	—	5,475,234	4.58%
Canada	—	1,693,712	1,023,217	—	2,716,929	2.28%
Singapore	—	653,092	—	—	653,092	0.55%
Total	$20,454,115	$17,337,749	$31,185,533	$8,405,558	$77,382,955	64.82%

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

The following information presents per unit operating performance data and other ratios for the years ended December 31, 2024, 2023 and 2022, assuming the unit was outstanding throughout the entire year:

	2024
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of year	$4,052.52	$1,106.83	$6,816.97	$1,178.69	$1,142.67

Net realized and change in unrealized gain (loss) on investments (1)	48.34	12.54	71.45	11.07	11.83
Net investment income (loss) (1)	(90.60)	(8.76)	(20.98)	8.89	(1.09)
Total income (loss) from operations	(42.26)	3.78	50.47	19.96	10.74

Net asset value per unit, end of year	$4,010.26	$1,110.61	$6,867.44	$1,198.65	$1,153.41

Total return	(1.04)%	0.34%	0.74%	1.69%	0.94%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)	6.42%	5.38%	4.58%	3.57%	4.37%
General Partner 1% allocation	0.00%	0.02%	0.01%	0.02%	0.02%
Net total expenses	6.42%	5.40%	4.59%	3.59%	4.39%

Net investment income (loss) (2) (3)	(2.11)%	(0.70)%	(0.27)%	0.72%	(0.07)%

	2023
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of year	$4,372.11	$1,177.64	$7,224.40	$1,237.43	$1,208.56

Net realized and change in unrealized gain (loss) on investments (1)	(229.78)	(60.79)	(387.10)	(67.28)	(65.26)
Net investment income (loss) (1)	(89.81)	(10.02)	(20.33)	8.54	(0.63)
Total income (loss) from operations	(319.59)	(70.81)	(407.43)	(58.74)	(65.89)

Net asset value per unit, end of year	$4,052.52	$1,106.83	$6,816.97	$1,178.69	$1,142.67

Total return	(7.31)%	(6.01)%	(5.64)%	(4.75)%	(5.45)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)	5.71%	4.34%	3.90%	2.89%	3.65%
General Partner 1% allocation	(0.07)%	(0.07)%	(0.05)%	(0.05)%	(0.05)%
Net total expenses	5.64%	4.27%	3.85%	2.84%	3.60%

Net investment income (loss) (2) (3)	(2.17)%	(0.94)%	(0.34)%	0.65%	(0.11)%

	2022
	Class A	Class A2	Class A3†	Class B	Class I	Class R†
Per Unit Operating Performance

Net asset value per unit, beginning of year	$4,046.32	$1,074.85	$1,041.81	$6,567.70	$1,114.41	$1,096.53

Net realized and change in unrealized gain (loss) on investments (1)	637.69	170.40	221.97	1,031.19	173.43	171.00
Net investment income (loss) (1)	(311.90)	(67.61)	(46.47)	(374.49)	(50.41)	(58.97)
Total income (loss) from operations	325.79	102.79	175.50	656.70	123.02	112.03

Redemption value per share	—	—	(1,217.31)	—	—	—

Net asset value per unit, end of year	$4,372.11	$1,177.64	$—	$7,224.40	$1,237.43	$1,208.56

Total return	8.05%	9.56%	16.85%	10.00%	11.04%	10.22%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)	8.25%	6.90%	4.27%	6.38%	5.32%	6.10%
General Partner 1% allocation	0.08%	0.09%	0.16%	0.10%	0.10%	0.09%
Net total expenses (3)	8.33%	6.99%	4.43%	6.48%	5.42%	6.19%

Net investment income (loss) (2) (4)	(6.87)%	(5.55)%	(4.04)%	(5.00)%	(3.92)%	(4.70)%

†	Class A3 units were fully redeemed on July 1, 2022. The total return for 2022 is for the period from January 1, 2022 to June 30, 2022 and is not annualized.

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

11.       Subsequent Events

After year end, there were $0 of contributions and $1,380,954 of redemptions from the Fund.