Form 10-Q
period 2025-03-31
LOCORR FUTURES PORTFOLIO FUND L.P.
filed 2025-05-15
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Statements of Financial Condition

March 31, 2025 (unaudited) and December 31, 2024

	March 31,
	2025	December 31,
	(Unaudited)	2024
Assets
Equity in broker trading accounts
Cash (restricted cash of $17,996,325 and $24,388,209)	$37,356,272	$41,794,802
Net unrealized gain (loss) on open futures contracts	1,493,189	1,216,130
Net unrealized gain (loss) on open forward currency contracts	(263,981)	1,237,285
Net unrealized gain (loss) on swap contracts	—	—
Total equity in broker trading accounts	38,585,480	44,248,217
Cash and cash equivalents	1,844,517	2,390,015
Investment in private investment company, at fair value (cost $4,237,264 and $4,237,264)	2,230,955	2,312,982
Investment in securities, at fair value (cost $57,922,223 and $60,029,157)	58,535,799	60,605,106
General Partner 1% allocation receivable	49,462	—
Exchange membership, at fair value (cost $189,000 and $189,000)	176,500	160,000
Dividend receivable	3,904	3
Total assets	$101,426,617	$109,716,323

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$120,993	$128,719
Trading Advisor incentive fees payable	45	202,916
Commissions and other trading fees payable on open contracts	19,294	21,656
Cash Managers fees payable	20,052	21,704
General Partner management and performance fees payable	126,295	136,449
General Partner 1% allocation payable	—	3,923
Selling Agent payable - General Partner	109,202	118,362
Broker dealer servicing fees payable - General Partner	4,791	5,178
Administrative fee payable - General Partner	36,656	39,779
Interest payable	10,504	15,285
Redemption payable	2,144,494	904,899
Total liabilities	2,592,326	1,598,870

Partners’ Capital (Net Asset Value)
Class A Interests – 16,859.9691 and 17,508.2067 units outstanding at March 31, 2025 and December 31, 2024, respectively	64,399,302	70,212,384
Class A2 Interests – 8.7653 and 8.7653 units outstanding at March 31, 2025 and December 31, 2024, respectively	9,303	9,733
Class B Interests – 4,189.9371 and 4,469.0732 units outstanding at March 31, 2025 and December 31, 2024, respectively	27,529,187	30,691,082
Class I Interests – 247.1650 and 247.1650 units outstanding at March 31, 2025 and December 31, 2024, respectively	284,115	296,265
Class R Interests – 5,989.1724 and 5,989.1724 units outstanding at March 31, 2025 and December 31, 2024, respectively	6,612,384	6,907,989
Total partners’ capital (net asset value)	98,834,291	108,117,453

Total liabilities and partners’ capital (net asset value)	$101,426,617	$109,716,323

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

March 31, 2025 (unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$750,000	4/8/25	U.S. Treasury Bond	3.77%	$749,381	0.76%
1,250,000	4/30/25	U.S. Treasury Bond	3.88%	1,269,753	1.28%
1,000,000	5/31/25	U.S. Treasury Bond	4.25%	1,014,088	1.03%
1,000,000	8/31/25	U.S. Treasury Bond	5.00%	1,007,160	1.02%
1,000,000	10/31/25	U.S. Treasury Bond	5.00%	1,025,370	1.04%
1,000,000	4/30/26	U.S. Treasury Bond	4.88%	1,029,063	1.04%
1,000,000	8/31/26	U.S. Treasury Bond	3.75%	1,000,136	1.01%
1,150,000	5/15/27	U.S. Treasury Bond	4.50%	1,183,241	1.20%
850,000	8/15/27	U.S. Treasury Bond	3.75%	851,173	0.86%
Total U.S. Treasury securities (cost: $9,059,465)				9,129,365	9.24%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Agriculture
$900,000	4/14/25	EIDP, Inc.	4.13%	$898,557	0.91%
700,000	5/7/25	Philip Morris International Inc.	4.27%	696,941	0.71%
Chemicals
700,000	4/21/25	Chevron Phillips Chemical Company LLC	4.39%	698,211	0.71%
Diversified financial services
800,000	4/23/25	DCAT, LLC	4.20%	797,859	0.80%
700,000	4/16/25	Gotham Funding Corporation	4.13%	698,717	0.70%
700,000	4/10/25	National Rural Utilities Cooperative Finance Corporation	3.96%	699,230	0.71%
700,000	6/4/25	Sheffield Receivables Company LLC	4.33%	694,574	0.70%
Machinery
800,000	5/7/25	Cummins Inc.	4.25%	796,520	0.81%
Mining
700,000	4/1/25	Glencore Funding LLC	0.00%	700,000	0.71%
Water
700,000	4/4/25	American Water Capital Corporation	3.42%	699,734	0.71%
Total U.S. commercial paper (cost: $7,359,945)				7,380,343	7.47%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2025 (unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$700,000	4/7/25	Barclays Bank PLC	3.79%	$699,484	0.71%
Chemicals
700,000	4/25/25	Nutrien Ltd.	4.40%	697,867	0.71%
Diversified financial services
600,000	4/29/25	Brookfield Corporate Treasury Ltd.	4.67%	597,751	0.60%
700,000	6/11/25	Lion Bay Funding Designated Activity Company	4.34%	693,981	0.70%
Energy
800,000	5/12/25	TotalEnergies Capital Société anonyme	4.29%	796,018	0.80%

Financial markets
700,000	4/3/25	LSEGA Financing plc	2.93%	699,829	0.71%
Manufacturing
700,000	5/2/25	Glencove Funding DAC	4.25%	697,366	0.71%
Telecommunications
700,000	4/10/25	Telstra Group Limited	4.02%	699,220	0.71%
Total foreign commercial paper (cost: $5,555,917)				5,581,516	5.65%
Total commercial paper (cost: $12,915,862)				12,961,859	13.12%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,000,000	3/11/27	Bank of America Corporation	1.66%	$1,946,930	1.97%
1,000,000	3/18/27	Goldman Sachs Bank USA	5.28%	1,008,179	1.02%
2,000,000	12/8/26	JPMorgan Chase Bank, National Association	5.11%	2,058,221	2.08%
2,750,000	1/26/26	KeyBank National Association	4.70%	2,770,499	2.80%
Computers
950,000	9/25/26	Hewlett Packard Enterprise Company	4.45%	947,976	0.96%
Diversified financial services
2,000,000	1/20/27	Morgan Stanley	3.63%	1,990,069	2.01%
1,500,000	2/5/27	National Rural Utilities Cooperative Finance Corporation	4.80%	1,523,953	1.54%
Energy
1,000,000	6/1/25	DTE Energy Company	1.05%	997,564	1.01%
1,500,000	1/29/26	NextEra Energy Capital Holdings, Inc.	4.95%	1,517,534	1.54%
Equipment
1,500,000	4/15/28	Broadcom Inc.	4.80%	1,527,866	1.55%
Food
750,000	3/1/27	Mars, Inc.	4.45%	753,086	0.76%
Software
1,000,000	4/4/27	Adobe Inc.	4.85%	1,037,329	1.05%
Telecommunications
2,000,000	3/1/27	AT&T Inc.	4.25%	1,998,569	2.02%
2,000,000	3/16/27	Verizon Communications Inc.	4.13%	1,994,424	2.02%
Total U.S. corporate notes (cost: $21,703,212)				22,072,199	22.33%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2025 (unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,000,000	12/11/26	The Toronto-Dominion Bank	5.26%	$1,029,943	1.04%
Total foreign corporate notes (cost: $1,000,000)				1,029,943	1.04%
Total corporate notes (cost: $22,703,212)				23,102,142	23.37%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
42,710	9/15/26	Capital One Prime Auto Receivables Trust 2021-1	0.77%	42,481	0.04%
46,322	6/15/26	CarMax Auto Owner Trust 2021-3	0.55%	46,170	0.05%
154,004	4/26/27	Chase Auto Owner Trust 2024-1	5.48%	154,465	0.16%
350,735	5/25/27	Chase Auto Owner Trust 2024-2	5.66%	352,138	0.36%
32,268	6/15/26	Ford Credit Auto Owner Trust 2022-A	1.29%	32,180	0.03%
620,589	11/20/26	GM Financial Automobile Leasing Trust 2023-3	5.38%	623,120	0.63%
1,046,826	9/21/26	GM Financial Automobile Leasing Trust 2024-2	5.43%	1,052,426	1.06%
1,000,000	5/20/27	GM Financial Automobile Leasing Trust 2025-1	4.54%	1,002,157	1.01%
168,401	11/16/26	Mercedes-Benz Auto Receivables Trust 2023-2	5.92%	169,119	0.17%
28,109	7/15/27	Santander Drive Auto Receivables Trust 2023-5	6.31%	28,197	0.03%
143,911	9/15/27	Santander Drive Auto Receivables Trust 2024-2	5.80%	144,551	0.15%
79,153	1/20/26	Sbna Auto Lease Trust 2024 - A Fund	5.45%	79,307	0.08%
149,485	9/15/26	Toyota Auto Receivables 2022-B Owner Trust	2.93%	148,919	0.15%
66,834	7/22/26	Toyota Lease Owner Trust 2024-A	5.33%	66,985	0.07%
Credit cards
2,000,000	5/15/25	American Express Credit Account Master Trust	3.39%	1,999,710	2.02%
405,000	8/15/25	American Express Credit Account Master Trust 2022-3	3.75%	404,331	0.41%
460,000	5/15/26	American Express Credit Account Master Trust , series 2023-1	4.87%	463,512	0.46%
65,000	6/16/25	BA Credit Card Trust, Series 2022-1	3.53%	64,949	0.07%
1,060,000	4/17/28	BA Credit Card Trust, Series 2022-2	5.00%	1,066,339	1.08%
600,000	5/15/25	Capital One Multi-Asset Execution Trust, Series 2022-2	3.49%	600,059	0.61%
1,400,000	5/15/28	Capital One Multi-Asset Execution Trust, Series 2023-1	4.42%	1,403,723	1.42%
500,000	12/8/27	Citibank Credit Card Issuance Trust	5.23%	510,483	0.52%
675,000	3/15/28	Discover Card Execution Note Trust, Series 2023-1	4.31%	675,362	0.68%
Equipment
1,272,294	8/20/27	Dllad 2024-1 LLC	5.50%	1,281,103	1.30%
195,590	6/13/28	Mmaf Equipment Finance Llc 2021-A	0.56%	192,654	0.19%
737,000	1/22/29	Verizon Master Trust 2023-1 Fund	4.49%	737,993	0.75%
Total U.S. asset backed securities (cost: $13,243,684)				13,342,433	13.50%
Total investments in securities (cost: $57,922,223)				$58,535,799	59.23%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2025 (unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)

OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$368,473	0.37%
Currencies	(32,671)	(0.03)%
Energy	810,670	0.81%
Equity indices	134,960	0.14%
Interest rate instruments	165,415	0.17%
Metals[2]	1,492,433	1.51%
Net unrealized gain (loss) on open long U.S. futures contracts	2,939,280	2.97%

Short U.S. Futures Contracts
Agricultural commodities	316,296	0.32%
Currencies	63,252	0.06%
Energy	(169,690)	(0.17)%
Equity indices	107,142	0.11%
Interest rate instruments	(266,401)	(0.27)%
Metals[2]	(1,101,106)	(1.11)%
Net unrealized gain (loss) on open short U.S. futures contracts	(1,050,507)	(1.06)%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	1,888,773	1.91%

Long Foreign Futures Contracts
Agricultural commodities	(52,596)	(0.05)%
Currencies	45,720	0.05%
Energy	1	0.00%
Equity indices	(819,554)	(0.84)%
Interest rate instruments	223,904	0.23%
Metals	78,752	0.08%
Net unrealized gain (loss) on open long foreign futures contracts	(523,773)	(0.53)%

Short Foreign Futures Contracts
Agricultural commodities	(3,216)	0.00%
Currencies	19,971	0.02%
Energy	(32,361)	(0.03)%
Equity indices	48,276	0.05%
Interest rate instruments	95,519	0.10%
Net unrealized gain (loss) on open short foreign futures contracts	128,189	0.14%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	(395,584)	(0.39)%

Net unrealized gain (loss) on open futures contracts	$1,493,189	1.52%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2025 (unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FORWARD CURRENCY CONTRACTS[2]
U.S. Forward Currency Contracts
Long	$(153,571)	(0.16)%
Short	(157,194)	(0.15)%
Net unrealized gain (loss) on open U.S. forward currency contracts	(310,765)	(0.31)%

Foreign Forward Currency Contracts
Long	107,173	0.11%
Short	(60,389)	(0.06)%
Net unrealized gain (loss) on open foreign forward currency contracts	46,784	0.05%

Net unrealized gain (loss) on open forward currency contracts	$(263,981)	(0.26)%

INVESTMENT IN PRIVATE INVESTMENT COMPANY[3]
Galaxy Plus Fund - East Alpha Feeder Fund (548) LLC (cost: $4,237,264)	$2,230,955	2.26%

[1]	Represents the annualized yield at date of purchase for discount securities or the stated coupon rate for coupon-bearing securities.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

[3]	Private investment company is a separate series that is part of the Galaxy Plus Managed Account Platform (Platform), which is sponsored by New Hyde Park Alternative Funds, LLC (Sponsor). Each series on the Platform invests in Master Fund that allocates assets to a Commodity Trading Advisor (“CTA”). The CTA of our master fund investment trades global commodities markets primarily through futures contracts. The CTA is paid a management fee of up to 1.00% and a 20% share of the trading profits which are included in the net asset value of the underlying investment. The Fund may redeem any portion of its investment on a daily basis. Any requested redemption will be satisfied within two days. There are no restrictions on liquidity for the Fund.

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

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Operations

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures, futures options, swaps and forward contracts	$(3,322,577)	$11,270,365
Investments in securities	105,650	(369,880)
Net change in unrealized gain (loss) on:

Futures, futures options, swaps and forward contracts	(1,224,207)	9,365,008
Investment in private investment company	(82,027)	46,554
Investments in securities	24,038	368,375
Exchange membership	16,500	14,750
Brokerage commissions and trading expenses	(243,317)	(274,095)
Net realized and change in unrealized gain (loss) on investments	(4,725,940)	20,421,077

Net Investment Income (Loss)
Income
Dividends and interest income	1,042,472	1,275,670

Expenses
Trading Advisor management fees	372,224	447,561
Trading Advisor incentive fees	647	1,498,193
Cash Managers fees	26,441	27,748
General Partner management and performance fees	391,633	486,034
Selling agent fees - General Partner	339,266	427,591
Broker dealer servicing fees - General Partner	14,835	18,010
General Partner 1% allocation	(49,462)	186,456
Administrative expenses - General Partner	117,697	146,045
Total expenses	1,213,281	3,237,638
Net investment income (loss)	(170,809)	(1,961,968)
Net Income (Loss)	$(4,896,749)	$18,459,109

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Operations (continued)

For the Three Months Ended March 31, 2025 and 2024 (unaudited)

	Three Months Ended March 31, 2025
	Class A	Class A2	Class B	Class I	Class R

Increase (decrease) in net asset value per unit	$(190.60)	$(49.11)	$(297.13)	$(49.16)	$(49.35)
Net income (loss) per unit†	$(191.11)	$(49.11)	$(298.73)	$(49.16)	$(49.36)

Weighted average number of units outstanding	17,198.1421	8.7653	4,357.8613	247.1650	5,989.1724

	Three Months Ended March 31, 2024
	Class A	Class A2	Class B	Class I	Class R

Increase (decrease) in net asset value per unit	$626.82	$175.64	$1,089.65	$191.63	$183.30
Net income (loss) per unit†	$629.76	$179.44	$1,091.29	$191.63	$183.51

Weighted average number of units outstanding	19,102.6989	101.3466	4,784.9675	247.1650	6,221.1828

†	(based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(4,896,749)	$18,459,109
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss from futures, futures options, forward contracts and swap contracts	1,224,207	(9,633,286)
Net realized and change in unrealized (gain) loss on private investment company and securities	(47,661)	(45,049)
Purchases of securities and private investment company	(107,129,351)	(107,129,351)
Proceeds from disposition of private investment company and securities	109,328,346	110,004,214
Changes in
Exchange membership	(16,500)	(14,750)
Dividend receivable	(3,901)	4,235
Trading Advisor management fee payable	(7,726)	13,564
Trading Advisor incentive fee payable	(202,871)	1,488,715
Commissions and other trading fees payable on open contracts	(2,362)	6,745
Cash Manager fees payable	(1,652)	(1,879)
General Partner management and performance fees payable	(10,154)	18,758
General Partner 1% allocation receivable/payable	(53,385)	278,361
Selling Agent fees payable ‒ General Partner	(9,160)	16,438
Broker dealer servicing fees payable ‒ General Partner	(387)	670
Administrative fee payable ‒ General Partner	(3,123)	5,583
Interest payable	(4,781)	(5,616)
Net cash provided by (used in) operating activities	(1,837,210)	13,466,461

Cash flows from financing activities
Redemptions	(3,146,818)	(3,581,536)
Net cash used in financing activities	(3,146,818)	(3,581,536)

Net increase (decrease) in cash and cash equivalents	(4,984,028)	9,884,925
Cash and cash equivalents, beginning of period	44,184,817	44,090,282
Cash and cash equivalents, end of period	$39,200,789	$53,975,207

End of period cash and cash equivalents consists of
Cash and restricted cash in broker trading accounts	$37,356,272	$47,118,692
Cash and cash equivalents	1,844,517	6,856,515
Total end of period cash and cash equivalents	$39,200,789	$53,975,207

Supplemental disclosure of cash flow information
Prior period redemptions paid	$904,899	$1,544,109
Prior period subscriptions received in advance	$—	$9,700

Supplemental schedule of non-cash financing activities
Redemptions payable	$2,144,494	$2,212,126

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Three Months Ended March 31, 2025 and 2024

(Unaudited)

	Class A	Class A2	Class B	Class I	Class R	Total
Three Months Ended
March 31, 2025
Balance at December 31, 2024	$70,212,384	$9,733	$30,691,082	$296,265	$6,907,989	$108,117,453
Net income (loss)	(3,286,741)	(430)	(1,301,823)	(12,150)	(295,605)	(4,896,749)
Subscriptions	—	—	—	—	—	—
Redemptions	(2,033,293)	—	(2,353,120)	—	—	(4,386,413)
Transfers	(493,048)	—	493,048	—	—	—
Balance at March 31, 2025	$64,399,302	$9,303	$27,529,187	$284,115	$6,612,384	$98,834,291

Three Months Ended
March 31, 2024
Balance at December 31, 2023	$78,554,826	$104,898	$33,308,431	$291,331	$7,116,554	$119,376,040
Net income (loss)	12,030,125	18,186	5,221,800	47,365	1,141,633	18,459,109
Subscriptions	—	9,700	—	—	—	9,700
Redemptions	(2,887,116)	—	(1,326,199)	—	(36,238)	(4,249,553)
Transfers	(41,704)	—	41,704	—	—	—
Balance at March 31, 2024	$87,656,131	$132,784	$37,245,736	$338,696	$8,221,949	$133,595,296

	Units

	Class A	Class A2	Class B	Class I	Class R
Three Months Ended
March 31, 2025
Balance at December 31, 2024	17,508.2067	8.7653	4,469.0732	247.1650	5,989.1724
Subscriptions	—	—	—	—	—
Redemptions	(525.7417)	—	(350.5401)	—	—
Transfers	(122.4959)	—	71.4040	—	—
Balance at March 31, 2025	16,859.9691	8.7653	4,189.9371	247.1650	5,989.1724

Three Months Ended
March 31, 2024
Balance at December 31, 2023	19,384.2057	94.7752	4,886.1080	247.1650	6,228.0149
Subscriptions	—	8.7638	—	—	—
Redemptions	(642.7024)	—	(180.6784)	—	(27.3292)
Transfers	(8.9123)	—	5.2745	—	—
Balance at March 31, 2024	18,732.5910	103.5390	4,710.7041	247.1650	6,200.6857

	Net Asset Value per Unit

	Class A	Class A2	Class B	Class I	Class R

March 31, 2025	$3,819.66	$1,061.32	$6,570.31	$1,149.49	$1,104.06
December 31, 2024	4,010.26	1,110.61	6,867.44	1,198.65	1,153.41
March 31, 2024	4,679.34	1,282.47	7,906.62	1,370.32	1,325.97
December 31, 2023	4,052.52	1,106.83	6,816.97	1,178.69	1,142.67

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

The five classes of Units in the Fund differ only in the fees applicable to each class. Class A Units are subject to a 2% per annum selling agent fee. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Class B Units are subject to a 0.2% per annum broker dealer servicing fee. Class I Units are subject to higher minimum investments requirements and lower General Partner management fees (0.75% per annum instead of 1.5% per annum) as well as a General Partner performance fee (7.5% of new profits, described more fully in Footnote 4). Class R Units do not pay selling compensation or servicing fees to selling agents and are generally intended for clients of registered investment advisors.

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

Revenue Recognition
Futures, forward currency contracts, investments in securities and the exchange membership are recorded on a trade date basis, and gains or losses are realized when contracts/positions are liquidated. Realized gains and losses on investments in securities are determined on a specific identification basis and are included in net realized gain (loss) in the statements of operations. Unrealized gains and losses on open contracts (the difference between contract trade price and fair value) are reported in the statements of financial condition as net unrealized gain or loss, as there exists a right of offset of any unrealized gains or losses. The difference between cost and the fair value of open investments in securities is reflected as unrealized gain or loss on investments in securities. Any change in net unrealized gain or loss from the preceding period is reported in the statements of operations. Interest income earned on investments in securities and other cash and cash equivalent balances is recorded on an accrual basis. Market discounts and premiums on fixed-income securities are amortized daily over the expected life of the security using the effective yield method.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended March 31, 2025 and year ended December 31, 2024, there were no such transfers between levels.

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

Income Taxes
The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through March 31, 2025. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for the current and prior three years.

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

Operating Segments

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At March 31, 2025

	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$1,493,189	$—	$—	$1,493,189
Net unrealized gain (loss) on open forward currency contracts*	—	(263,981)	—	(263,981)
Net unrealized gain (loss) on swap contracts	—	—	—	—
Cash and cash equivalents:
Money market funds	294,762	—	—	294,762
Investment in private investment company			2,230,955	2,230,955
Investment in securities:
U.S. Treasury securities*	9,129,365	—	—	9,129,365
Asset backed securities*	—	13,342,433	—	13,342,433
Commercial paper*	—	12,961,859	—	12,961,859
Corporate notes*	—	23,102,142	—	23,102,142
Exchange membership	—	176,500	—	176,500
Total	$10,917,316	$49,318,953	$2,230,955	$62,467,224

*	See the condensed schedule of investments for further description.

At December 31, 2024

	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$1,216,130	$—	$—	$1,216,130
Net unrealized gain (loss) on open forward currency contracts*	—	1,237,285	—	1,237,285
Net unrealized gain (loss) on swap contracts*	—	—	—	—
Cash and cash equivalents:				—
Money market funds	422,658	—	—	422,658
Investment in private investment company	—	—	2,312,982	2,312,982
Investment in securities:		—	—
U.S. Treasury securities*	8,314,008	—	—	8,314,008
Asset backed securities*	—	13,078,284	—	13,078,284
Commercial paper*	—	14,353,011	—	14,353,011
Corporate notes*	—	24,859,803	—	24,859,803
Exchange membership	—	160,000	—	160,000
Total	$9,952,796	$53,688,383	$2,312,982	$65,954,161

*	See the condensed schedule of investments for further description.

There were no Level 3 holdings or transfers at March 31, 2025 and December 31, 2024, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At March 31, 2025, the Fund’s derivative contracts had the following impact on the statement of financial condition:

March 31, 2025
	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,119,259	$(490,302)	$628,957
Currencies	277,883	(181,611)	96,272
Energy	847,244	(238,624)	608,620
Equity indices	460,868	(990,044)	(529,176)
Interest rate instruments	888,251	(669,814)	218,437
Metals	3,651,579	(3,181,500)	470,079
Net unrealized gain (loss) on open futures contracts	$7,245,084	$(5,751,895)	$1,493,189

Net unrealized gain (loss) on open forward currency contracts	$1,123,867	$(1,387,848)	$(263,981)

At March 31, 2025, there were 9,899 open futures contracts and 3,862 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at March 31, 2025 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received*	Net Amount (not less than 0)

Deutsche Bank, AG	$(353,382)	$—	$353,382	$—
Deutsche Bank Securities, Inc	138,257	—	—	138,257
Goldman Sachs & Co. LLC	(51,485)	—	51,485	—
JP Morgan Securities, LLC	—	—	—	—
SG Americas Securities, LLC	1,495,818	—	—	1,495,818
Total	$1,229,208	$—	$404,867	$1,634,075

*	In the event of any liability balances, collateral amounts may exceed the related net amounts of financial assets and liabilities presented in the statement of assets and liabilities. Where this is the case, the total amount reported is limited to the net amounts of financial assets and liabilities with that counterparty.

For the three months ended March 31, 2025, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended March 31, 2025
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(197,026)	$(586,657)
Currencies	(1,199,440)	(495,906)
Energy	(1,227,686)	487,089
Equity indices	2,099,999	19,269
Interest rate instruments	(2,059,487)	274,032
Metals	1,115,687	579,232
Total futures contracts	(1,467,953)	277,059

Forward currency contracts	(1,344,856)	(1,501,266)

Swap contracts	(341,201)	—

Total futures, swap and forward currency contracts	$(3,154,010)	$(1,224,207)

For the three months ended March 31, 2025, the number of futures contracts closed was 101,990, the number of forward currency contracts closed was 68,061 and the number of swap contracts closed was 1,198.

At December 31, 2024, the Fund’s derivative contracts had the following impact on the statements of financial condition:

December 31, 2024
	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statements of Financial Condition	Net Amount of Assets Presented in the Statements of Financial Condition
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$2,041,361	$(825,745)	$1,215,616
Currencies	964,924	(372,745)	592,179
Energy	434,141	(312,612)	121,529
Equity indices	250,497	(798,944)	(548,447)
Interest rate instruments	1,055,395	(1,110,989)	(55,594)
Metals	3,832,274	(3,941,427)	(109,153)
Net unrealized gain (loss) on open futures contracts	$8,578,592	$(7,362,462)	$1,216,130

Net unrealized gain (loss) on open forward currency contracts	$2,532,659	$(1,295,374)	$1,237,285

At December 31, 2024, there were 10,697 open futures contracts, 3,102 open forward currency contracts and 255 open swap contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2024 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank, AG	$457,978	$—	$—	$457,978
Deutsche Bank Securities, Inc	368,649	—	—	368,649
SG Americas Securities, LLC	1,603,551	—	—	1,603,551
Goldman Sachs & Co. LLC	23,237	—	—	23,237
Total	$2,453,415	$—	$—	$2,453,415

For the three months ended March 31, 2024, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended March 31, 2024
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$4,170,776	$538,384
Currencies	964,518	1,579,309
Energy	1,670,294	1,586,420
Equity indices	6,185,190	1,381,917
Interest rate instruments	(1,320,354)	1,148,613
Metals	(523,071)	217,149
Total futures contracts	11,147,353	6,451,792

Futures options contracts
Equity indices	—	(52,013)
Total futures options contracts	—	(52,013)

Forward currency contracts	(761,480)	2,964,846

Swap contracts	872,793	383

Total futures, futures options, swap and forward currency contracts	$11,258,666	$9,365,008

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

At March 31, 2025 and December 31, 2024, a Principal of the General Partner had the following investment balance in the Fund:

	March 31, 2025	December 31, 2024
Units Owned	13.9977	13.9977
Value of Units	$91,969	$96,124

The following fees are paid to the General Partner:

■	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears. For the 3-month periods ending March 31, 2025 and 2024, the General Partner received $391,633 and $486,034, respectively.

■	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears. For the periods ending March 31, 2025 and 2024, the General Partner did not receive performance fees.

■	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner and the amounts are recorded in the statements of operations.

■	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner and the amounts are recorded in the statements of operations.

■	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the Fund, payable in arrears to the General Partner and the amounts are recorded in the statements of operations. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

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

Principal Global Investors, LLC serves as the cash manager for the Fund (the “Cash Manager”). The Fund incurs monthly fees, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.13% and 0.15% of the investments in securities as of the period ended March 31, 2025 and 2024, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At March 31, 2025 and December 31, 2024, the Fund had assets totaling $38,585,480 and $44,248,217, respectively, with brokers and margin deposit requirements of $17,996,325 and $24,388,209, respectively.

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

Through its investments in debt securities, the Fund has exposure to U.S. and foreign enterprises.

The following table presents the exposure at March 31, 2025,

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$9,129,365	$7,380,343	$22,072,199	$13,342,433	$51,924,340	52.53%
Canada	—	1,295,618	1,029,943	—	2,325,561	2.35%
Ireland	—	1,391,347	—	—	1,391,347	1.41%
United Kingdom	—	1,399,313	—	—	1,399,313	1.42%
France	—	796,018	—	—	796,018	0.81%
Australia	—	699,220	—	—	699,220	0.71%
Total	$9,129,365	$12,961,859	$23,102,142	$13,342,433	$58,535,799	59.23%

The following table presents the exposure at December 31, 2024,

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$8,314,008	$10,861,905	$20,831,013	$13,078,284	$53,085,210	49.10%
United Kingdom	—	1,296,693	3,015,128	—	4,311,821	3.98%
Canada	—	1,495,225	1,013,662	—	2,508,887	2.32%
Australia	—	699,188	—	—	699,188	0.65%
Total	$8,314,008	$14,353,011	$24,859,803	$13,078,284	$60,605,106	56.05%

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

The statements of financial condition, including the condensed schedule of investments, at March 31, 2025, the statements of operations, the statements of cash flows, and statement of changes in partners’ capital (net asset value) for the three months ended March 31, 2025 and 2024, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at March 31, 2025, results of operations, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2025 and 2024. The results of operations for the three months ended March 31, 2025 and 2024 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three months ended March 31, 2025 and 2024, assuming the unit was outstanding throughout the entire period:

	Three Months Ended March 31, 2025
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,010.26	$1,110.61	$6,867.44	$1,198.65	$1,153.41

Net realized and change in unrealized gain(loss) on investments (1)	(177.83)	(49.54)	(305.42)	(53.35)	(51.29)
Net investment income (loss) (1)	(12.77)	0.25	8.29	4.19	1.94
Total income (loss) from operations	(190.60)	(49.29)	(297.13)	(49.16)	(49.35)

Net asset value per unit, end of period	$3,819.66	$1,061.32	$6,570.31	$1,149.49	$1,104.06

Total return(4)	(4.75)%	(4.44)%	(4.33)%	(4.10)%	(4.28)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)(3)	5.49%	4.06%	3.71%	2.71%	3.46%
General Partner 1% allocation	(0.05)%	(0.05)%	(0.04)%	(0.04)%	(0.04)%
Net total expenses	5.44%	4.01%	3.67%	2.67%	3.42%

Net investment income (loss) (2)(3)(5)	(1.49)%	(0.09)%	0.31%	1.25%	0.51%

	Three Months Ended March 31, 2024
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per Unit, beginning of period	$4,052.52	$1,106.83	$6,816.97	$1,178.69	$1,142.67

Net realized and change in unrealized gain (loss) on investments (1)	701.45	192.10	1,181.50	204.48	198.09
Net investment income (loss)(1)	(74.63)	(16.46)	(91.85)	(12.85)	(14.79)
Total income (loss) from operations	626.82	175.64	1,089.65	191.63	183.30

Net asset value per unit, end of period	$4,679.34	$1,282.47	$7,906.62	$1,370.32	$1,325.97

Total return(4)	15.47%	15.87%	15.98%	16.26%	16.04%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)(3)	10.36%	9.04%	8.47%	7.48%	8.26%
General Partner 1% allocation	0.15%	0.15%	0.15%	0.15%	0.15%
Net total expenses	10.51%	9.19%	8.62%	7.63%	8.41%

Net investment income (loss) (2)(3)(5)	(6.30)%	(4.93)%	(4.42)%	(3.45)%	(4.22)%

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

(3)	Ratios have been annualized.

(4)	Ratios have not been annualized.

(5)	Ratio excludes General Partner 1% allocation.

12. Subsequent Events

Subsequent to quarter end, there were $0 of contributions and $7,333,303 of redemptions from the Fund.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of March 31, 2025 and first quarter 2025 gross performance contribution by sector was as follows:

Risk Allocation	Net Position	Sector	Gross Performance Contribution
14%	Long	Agriculture	(0.87)%
12%	Long	Energies	(0.93)%
11%	Long	Metals	1.78%
25%	Long USD	Currencies	(4.37)%
19%	Long	Equity indices	1.91%
19%	Short	Interest rates	(1.69)%

Trading in equities was profitable during Q1, led by trading in U.S. and European markets. Long U.S. positions early in the year benefitted from the continued push higher in U.S. stock prices from the post-election rally, with the largest gains in the E-Mini S&P 500. As the focus shifted toward tariff uncertainty, the Fund’s long U.S. equity positions flattened out, limiting the damage as U.S. stocks sold off beginning February 20th. Strong gains in Europe were the largest contributor as long positions, led by the Euro Stoxx 50, Euro Stoxx 50 Volatility, and the FTSE Index, were the most notable contributors. Trading in Asian markets was a slight drag.

The sharp reversal in the currency markets from the fourth quarter proved challenging for the Fund’s trading advisors and produced the largest losses for the Fund. As the U.S. Dollar (“USD”) weakened following the chaos surrounding tariff policy, its safe haven status came into question, and the Fund’s long USD/short FX positioning was hurt. The largest FX losses were in European currencies, notably a short position in the Euro with smaller losses attributable to shorts in the Swedish Krona and British Pound. Losses in Asian FX were also sizable, led by unprofitable short positions in the Japanese Yen and Australian Dollar.

Trading in commodities was mixed overall with contributions from positions in precious metals offsetting losses in energy and agricultural markets and, to a lesser extent, base metals. In precious metals, sizable, long gold positions were highly profitable as this commodity kept establishing all-time highs. Small losses in base metals, notably in nickel and aluminum, was largely offset by gains from long positions in copper. In agricultural markets, losses were concentrated in grains such as soybean, corn, and wheat. Partially offsetting these losses were gains from positions in softs, notably a long position in coffee experiencing continued price gains. Energy trading was unprofitable led by losses from positions in power and oil markets. Notable losers included trading in carbon emissions, and heating oil which were partially offset by long positions in natural gas.

Fixed Income trading was unprofitable during the quarter as losses in the U.S. and Europe more than offset gains from Asia and Canada. In the U.S. for example, short positions, though they would shift long in March, were hurt as yields declined with the largest losses coming from longer duration instruments including the Ultra T-Bond, 10-Year, and Treasury Bond contracts. Losses in Europe were similar, where positioning was short in various size throughout the quarter. Notable losers included the German Bund and UK Gilt.

Results of Operations

The returns for each Class of Units for the three months ended March 31, 2025 and 2024 were:

Class of Units	2025	2024
Class A	(4.75)%	15.47%
Class A2	(4.42)%	15.87%
Class B	(4.33)%	15.98%
Class I	(4.10)%	16.26%
Class R	(4.28)%	16.04%

Results from past periods are not necessarily indicative of results that may be expected for any future period. Monthly analysis of the trading gains and losses is provided below.

2025

January

After the S&P 500 Index posted its second consecutive +20% annual gain in 2024, equity markets were again on the rise in January. Despite uncertainty surrounding President Trump’s influx of post-inauguration executive orders, tariff talks, and a report from China’s DeepSeek regarding significantly cheaper AI models causing a major mega cap tech selloff, the Index finished the month up +2.78%. Bonds rose slightly in the month as the Bloomberg U.S. Aggregate Bond Index was up 0.53%. Outside of traditional asset classes, commodities rose as crude oil, grains, precious and base metals, softs, and livestock prices rose, while natural gas sold off. The U.S. Dollar fell negligibly against a basket of major foreign currencies as investors began to weigh the impact of a Trump presidency.

The LoCorr Futures Portfolio Fund posted a gain in January as profits were not limited to just equities, but also in agricultural commodities, metals, and energy, with some losses in currencies and interest rates. The Fund finished with a net gain of 0.94%, 1.06%, 1.09%, 1.17% and 1.11% for Class A, A2, B, I, and R Units, respectively.

February

Equities took a pause in February as the S&P 500 Index fell -1.3%. Weaker-than-expected economic data coupled with uncertainty surrounding President Trump’s influx of post-inauguration executive orders, and tariff talks caused a risk-off move in markets. Bonds continued to rise in the month as the Bloomberg U.S. Aggregate Bond Index was up 2.20%. Outside of traditional asset classes, commodities such as natural gas, base metals, and softs were up while livestock, crude oil, grains, and precious metals sold off. The U.S. Dollar fell against a basket of major foreign currencies as investors continue to weigh the impact of a Trump presidency.

The LoCorr Futures Portfolio Fund declined in February as losses in currencies, agricultural commodities, energy, interest rates, and metals overshadowed gains in equities. The Fund finished with a net gain of -4.77%, -4.66%, -4.63%, -4.55% and -4.61% for Class A, A2, B, I, and R Units, respectively.

March

Equities accelerated their decline in March as the S&P 500 Index fell -5.63%. The month was dominated by tariff talk and uncertainty surrounding global trade policies. Bonds were relatively flat in March as the Bloomberg U.S. Aggregate Bond Index was up +0.04%. Outside of traditional asset classes, commodities such as precious metals, natural gas, industrial metals, and crude oil prices rose on inflationary pressure from tariff headlines, while agricultural commodities fell. The U.S. Dollar declined against a basket of major foreign currencies as investors continued to weigh the impact of tariffs.

The LoCorr Futures Portfolio Fund declined in March as losses in currencies, equities, and agricultural commodities overshadowed gains in metals. Performance in interest rates and energy products was negligible. The Fund finished with a net gain of -0.91%, -0.80%, -0.77%, -0.69% and -0.75% for Class A, A2, B, I, and R Units, respectively.

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

Value at Risk as calculated herein may not be comparable to similarly titled measures used by others

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at March 31, 2025 and December 31, 2024. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	March 31, 2025		December 31, 2024
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$753,836	0.75%	$1,037,820	0.95%
Currencies	1,387,413	1.37%	1,579,163	1.45%
Energy	672,700	0.67%	705,641	0.65%
Equity indices	1,070,847	1.06%	1,093,045	1.00%
Interest rate instruments	1,026,839	1.02%	1,557,386	1.43%
Metals	625,599	0.62%	485,822	0.45%
Total	$5,537,234	5.49%	$6,458,877	5.93%

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

The following were the primary trading risk exposures of the Fund as of March 31, 2025, by market sector.

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

The following were the only non-trading risk exposures of the Fund as of March 31, 2025.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at March 31, 2025 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from risk factors disclosed in the Fund’s Form 10-K for year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended March 31, 2025. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended March 31, 2025 were as follows:

	January	February	March	Total
A Units
Units redeemed	(76.2583)	(219.1808)	(230.3026)	(525.7417)
Average net asset value per unit	$4,048.01	$3,854.90	$3,819.66	$3,867.47

A2 Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

B Units
Units redeemed	(129.4556)	(35.2664)	(185.8181)	(350.5401)
Average net asset value per unit	$6,942.42	$6,621.08	$6,570.31	$6,712.84

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

R Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

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

Dated: May 15, 2025	LoCorr Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, LLC
General Partner

	By:	/s/ Kevin M, Kinzie
	Name:	Kevin M. Kinzie
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Jon C, Essen
	Name:	Jon C. Essen
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)