Form 10-Q
period 2025-06-30
LOCORR FUTURES PORTFOLIO FUND L.P.
filed 2025-08-14
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Statements of Financial Condition

June 30, 2025 (Unaudited) and December 31, 2024

	June 30,
	2025	December 31,
	(Unaudited)	2024
Assets
Equity in broker trading accounts
Cash (restricted cash of $19,342,991 and $24,388,209)	$28,135,623	$41,794,802
Net unrealized gain (loss) on open futures contracts	669,707	1,216,130
Net unrealized gain (loss) on open forward currency contracts	618,602	1,237,285
Total equity in broker trading accounts	29,423,932	44,248,217
Cash and cash equivalents	8,117,618	2,390,015
Investment in private investment company, at fair value (cost$ 4,237,264 and $4,237,264)	1,514,700	2,312,982
Investment in securities, at fair value (cost $39,276,176 and $60,029,157)	39,666,118	60,605,106
General Partner 1% allocation receivable	130,767	—
Exchange membership, at fair value (cost $189,000 and $189,000)	313,000	160,000
Dividend receivable	4,517	3
Total assets	$79,170,652	$109,716,323

Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$119,037	$128,719
Trading Advisor incentive fees payable	46	202,916
Commissions and other trading fees payable on open contracts	15,766	21,656
Cash Managers fees payable	18,627	21,704
General Partner management and performance fees payable	98,501	136,449
General Partner 1% allocation payable	—	3,923
Selling Agent payable - General Partner	83,118	118,362
Broker dealer servicing fees payable - General Partner	3,916	5,178
Administrative fee payable - General Partner	28,308	39,779
Interest payable	10,083	15,285
Redemption payable	2,741,760	904,899
Total liabilities	3,119,162	1,598,870

Partners’ Capital (Net Asset Value)
Class A Interests – 13,714.9231 and 17,508.2067 units outstanding at June 30, 2025 and December 31, 2024, respectively	47,890,443	70,212,384
Class A2 Interests – 8.7653 and 8.7653 units outstanding at June 30, 2025 and December 31, 2024, respectively	8,534	9,733
Class B Interests – 3,771.8889 and 4,469.0732 units outstanding at June 30, 2025 and December 31, 2024, respectively	22,756,970	30,691,082
Class I Interests – 247.1650 and 247.1650 units outstanding at June 30, 2025 and December 31, 2024, respectively	261,509	296,265
Class R Interests – 5,061.5380 and 5,989.1724 units outstanding at June 30, 2025 and December 31, 2024, respectively	5,134,034	6,907,989
Total partners’ capital (net asset value)	76,051,490	108,117,453

Total liabilities and partners' capital (net asset value)	$79,170,652	$109,716,323

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

June 30, 2025 (Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$1,000,000	8/31/25	U.S. Treasury Bond	5.00%	$1,017,454	1.34%
1,000,000	10/31/25	U.S. Treasury Bond	5.00%	1,010,455	1.33%
1,000,000	11/30/25	U.S. Treasury Bond	4.88%	1,006,238	1.32%
1,000,000	4/30/26	U.S. Treasury Bond	4.88%	1,014,463	1.34%
1,000,000	8/31/26	U.S. Treasury Bond	3.75%	1,010,112	1.33%
1,000,000	9/15/26	U.S. Treasury Bond	4.63%	1,021,698	1.34%
Total U.S. Treasury securities (cost: $6,130,434)				6,080,420	8.00%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$700,000	7/22/25	Broadcom Inc.	4.40%	$698,122	0.92%
Banks
700,000	8/6/25	MUFG Bank, Ltd.	4.28%	696,934	0.92%
Beverages
700,000	7/10/25	Brown-Forman Corporation	4.01%	699,221	0.92%
Chemicals
800,000	9/18/25	Chevron Phillips Chemical Company LLC	4.52%	792,047	1.03%
Diversified financial services
600,000	7/10/25	National Rural Utilities Cooperative Finance Corporation	3.96%	599,342	0.79%
Energy
800,000	7/8/25	Berkshire Hathaway Energy Company	3.96%	799,297	1.05%
Water
800,000	7/2/25	American Water Capital Corporation	2.26%	799,900	1.05%

Total U.S. commercial paper (cost: $5,076,500)				5,084,863	6.68%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2025 (Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$700,000	9/2/25	Oversea-Chinese Banking Corporation Ltd.	4.36%	$694,610	0.91%
Commercial services
700,000	7/1/25	Experian Finance Plc	0.00%	700,000	0.92%
Diversified financial services
600,000	7/24/25	Brookfield Corporate Treasury Ltd.	4.80%	598,191	0.79%
Financial markets
700,000	7/14/25	LSEGA Financing Plc	4.53%	698,868	0.92%
Manufacturing
700,000	8/1/25	Glencove Funding DAC	4.31%	697,330	0.92%
Total foreign commercial paper (cost: $3,377,841)				3,388,999	4.46%
Total commercial paper (cost: $8,454,341)				8,473,862	11.14%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,000,000	3/11/27	Bank of America Corporation	1.66%	$1,969,186	2.60%
1,000,000	3/18/27	Goldman Sachs Bank USA	5.28%	1,020,276	1.34%
1,250,000	1/26/26	KeyBank National Association	4.70%	1,273,780	1.67%
1,000,000	5/13/27	PNC Bank	4.54%	1,005,904	1.32%
Computers
950,000	9/25/26	Hewlett Packard Enterprise Company	4.45%	959,047	1.26%
Diversified financial services
1,000,000	1/20/27	Morgan Stanley	3.63%	1,006,382	1.32%
1,350,000	4/24/28	State Street Corporation	4.54%	1,371,539	1.80%
Energy
1,500,000	1/29/26	NextEra Energy Capital Holdings, Inc.	4.95%	1,537,256	2.02%
Telecommunications
2,000,000	3/1/27	AT&T Inc.	4.25%	2,023,545	2.66%
2,000,000	3/16/27	Verizon Communications Inc.	4.13%	2,020,753	2.66%
Total U.S. corporate notes (cost: $13,838,930)				14,187,668	18.65%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2025 (Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,000,000	12/11/26	The Toronto-Dominion Bank	5.26%	$1,017,222	1.34%
Diversified financial services
1,000,000	5/8/28	Marex Group Plc	5.83%	1,020,314	1.34%
Total foreign corporate notes (cost: $2,000,000)				2,037,536	2.68%
Total corporate notes (cost: $15,838,930)				16,225,204	21.33%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$4,791	9/15/26	Capital One Prime Auto Receivables Trust 2021-1	0.77%	$4,785	0.01%
69,926	4/26/27	Chase Auto Owner Trust 2024-1	5.48%	70,071	0.09%
192,477	5/25/27	Chase Auto Owner Trust 2024-2	5.66%	192,990	0.25%
367,755	11/20/26	GM Financial Automobile Leasing Trust 2023-3	5.38%	368,979	0.49%
688,529	9/21/26	GM Financial Automobile Leasing Trust 2024-2	5.43%	691,048	0.91%
1,000,000	5/20/27	GM Financial Automobile Leasing Trust 2025-1	4.54%	1,002,611	1.32%
2,959	11/16/26	Mercedes-Benz Auto Receivables Trust 2023-2	5.92%	2,968	0.00%
44,419	9/15/27	Santander Drive Auto Receivables Trust 2024-2	5.80%	44,558	0.06%
80,712	9/15/26	Toyota Auto Receivables 2022-B Owner Trust	2.93%	80,582	0.11%
Credit cards
405,000	8/15/25	American Express Credit Account Master Trust 2022-3	3.75%	405,229	0.53%
460,000	5/15/26	American Express Credit Account Master Trust 2023-1	4.87%	463,194	0.61%
1,060,000	4/17/28	BA Credit Card Trust, Series 2022-2	5.00%	1,066,825	1.40%
1,400,000	5/15/28	Capital One Multi-Asset Execution Trust, Series 2023-1	4.42%	1,404,049	1.85%
500,000	12/8/27	Citibank Credit Card Issuance Trust	5.23%	503,077	0.66%
675,000	3/15/28	Discover Card Execution Note Trust, Series 2023-1	4.31%	675,625	0.89%
Equipment
1,044,645	8/20/27	Dllad 2024-1 LLC	5.50%	1,050,556	1.38%
122,163	6/13/28	Mmaf Equipment Finance Llc 2021-A	0.56%	121,088	0.16%
737,000	1/22/29	Verizon Master Trust 2023-1 Fund	4.49%	738,397	0.97%
Total U.S. asset backed securities (cost: $8,852,471)				8,886,632	11.69%
Total investments in securities (cost: $39,276,176)				$39,666,118	52.16%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2025 (Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
OPEN FUTURES CONTRACTS[2]
Long U.S. Futures Contracts
Agricultural commodities	$328,295	0.43%
Currencies	295,941	0.39%
Energy	(913,365)	(1.20)%
Equity indices	404,754	0.53%
Interest rate instruments	266,444	0.35%
Metals[2]	3,828,787	5.04%
Net unrealized gain (loss) on open long U.S. futures contracts	4,210,856	5.54%

Short U.S. Futures Contracts
Agricultural commodities	488,532	0.64%
Currencies	(61,126)	(0.08)%
Energy	64,217	0.08%
Equity indices	(11,148)	(0.01)%
Interest rate instruments	(335,174)	(0.44)%
Metals[2]	(3,956,188)	(5.20)%
Net unrealized gain (loss) on open short U.S. futures contracts	(3,810,887)	(5.01)%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	399,969	0.53%

Long Foreign Futures Contracts
Agricultural commodities	(6,503)	(0.01)%
Currencies	71,914	0.09%
Energy	(161,122)	(0.21)%
Equity indices	245,707	0.33%
Interest rate instruments	36,154	0.05%
Metals	10,855	0.01%
Net unrealized gain (loss) on open long foreign futures contracts	197,005	0.26%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2025 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)

Open Futures Contracts[2] (continued)
Short Foreign Futures Contracts
Agricultural commodities	$97,773	0.13%
Currencies	37,886	0.05%
Energy	31,767	0.04%
Equity indices	(21,741)	(0.03)%
Interest rate instruments	(72,952)	(0.10)%
Net unrealized gain (loss) on open short foreign futures contracts	72,733	0.09%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	269,738	0.35%

Net unrealized gain (loss) on open futures contracts	$669,707	0.88%

OPEN FORWARD CURRENCY CONTRACTS[2]
U.S. Forward Currency Contracts
Long[2]	$1,626,333	2.14%
Short[2]	(996,934)	(1.31)%
Net unrealized gain (loss) on open U.S. forward currency contracts	629,399	0.83%

Foreign Forward Currency Contracts
Long	222,156	0.29%
Short	(232,953)	(0.30)%
Net unrealized gain (loss) on open foreign forward currency contracts	(10,797)	(0.01)%

Net unrealized gain (loss) on open forward currency contracts	$618,602	0.82%

INVESTMENT IN PRIVATE INVESTMENT COMPANY[3]
Galaxy Plus Fund - East Alpha Feeder Fund (548) LLC (cost: $4,237,264)	$1,514,700	1.99%

[1]	Represents the annualized yield at date of purchase for discount securities or the stated coupon rate for coupon-bearing securities.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

[3]	Private investment company is a separate series that is part of the Galaxy Plus Managed Account Platform (Platform), which is sponsored by New Hyde Park Alternative Funds, LLC (Sponsor). Each series on the Platform invests in Master Fund that allocates assets to a Commodity Trading Advisor (“CTA”). The CTA of our master fund investment trades global commodities markets primarily through futures contracts. The CTA is paid a management fee of up to 1.00% and a 20% share of the trading profits which are included in the net asset value of the underlying investment. The Fund may redeem any portion of its investment on a daily basis. Any requested redemption will be satisfied within two days. There are no restrictions on liquidity for the Fund.

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

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2024

Description	Fair Value	% of Partners’ Capital (Net Asset Value)

Open Futures Contracts[2]
Long U.S. Futures Contracts
Agricultural commodities	$1,175,095	1.09%
Currencies	(191,687)	(0.18)%
Energy	340,781	0.32%
Equity indices	(376,432)	(0.35)%
Interest rate instruments	(22,552)	(0.02)%
Metals	(3,774,110)	(3.50)%
Net unrealized gain (loss) on open long U.S. futures contracts	(2,848,905)	(2.64)%

Short U.S. Futures Contracts
Agricultural commodities	(256,648)	(0.24)%
Currencies	607,925	0.56%
Energy	(159,614)	(0.15)%
Equity indices	75,465	0.07%
Interest rate instruments	483,044	0.46%
Metals	3,618,404	3.34%
Net unrealized gain (loss) on open short U.S. futures contracts	4,368,576	4.04%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	1,519,671	1.40%

Long Foreign Futures Contracts
Agricultural commodities	339,585	0.31%
Currencies	221,706	0.21%
Energy	70,980	0.07%
Equity indices	(269,186)	(0.25)%
Interest rate instruments	(657,110)	(0.61)%
Metals	46,553	0.04%
Net unrealized gain (loss) on open long foreign futures contracts	(247,472)	(0.23)%

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

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Operations

For the Three and Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures, swaps and forward contracts	$(7,258,175)	$1,931,110	$(10,580,752)	$13,201,475
Investments in securities	123,021	122,425	228,672	(247,455)
Net change in unrealized gain (loss) on:
Futures, swaps and forward contracts	59,100	(4,746,373)	(1,165,106)	4,618,635
Investment in private investment company	(716,255)	(202,538)	(798,282)	(155,985)
Investments in securities	(104,248)	(50,739)	(80,210)	317,636
Exchange membership	136,500	54,000	153,000	68,750
Brokerage commissions and trading expenses	(228,001)	(302,628)	(471,318)	(576,723)
Net realized and change in unrealized gain (loss) on investments	(7,988,058)	(3,194,743)	(12,713,996)	17,226,333

Net Investment Income (Loss)
Income
Interest income	902,046	1,500,032	1,944,518	2,775,702

Expenses
Trading Advisor management fees	316,266	469,721	688,490	917,282
Trading Advisor incentive fees	—	(339,200)	647	1,158,993
Cash Managers fees	22,490	28,083	48,931	55,830
General Partner management and performance fees	321,518	500,293	713,151	986,327
Selling agent fees - General Partner	275,052	438,370	614,318	865,961
Broker dealer servicing fees - General Partner	12,470	18,647	27,306	36,657
General Partner 1% allocation	(81,305)	(29,610)	(130,766)	156,846
Administrative fee - General Partner	96,641	150,337	214,338	296,382
Total expenses	963,132	1,236,641	2,176,415	4,474,278
Net investment income (loss)	(61,086)	263,391	(231,897)	(1,698,576)
Net Income (Loss)	$(8,049,144)	$(2,931,352)	$(12,945,893)	$15,527,757

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Operations (continued)

For the Three and Six Months Ended June 30, 2025 and 2024 (unaudited)

	Three Months Ended June 30, 2025
	Class A	Class A2	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(327.81)	$(87.89)	$(537.00)	$(91.46)	$(89.74)
Net income (loss) per unit†	$(367.20)	$(87.71)	$(565.50)	$(91.46)	$(99.28)

Weighted average number of units outstanding	14,405.0665	8.7653	3,930.3794	247.1650	5,173.0681

	Three Months Ended June 30, 2024
	Class A	Class A2	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(112.88)	$(26.58)	$(156.21)	$(23.91)	$(25.55)
Net income (loss) per unit†	$(111.62)	$(26.58)	$(153.70)	$(23.91)	$(24.65)

Weighted average number of units outstanding	18,451.9914	103.5375	4,645.6988	247.1650	6,041.6718

	Six Months Ended June 30, 2025
	Class A	Class A2	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(518.41)	$(137.00)	$(834.13)	$(140.62)	$(139.09)
Net income (loss) per unit†	$(535.98)	$(136.81)	$(844.25)	$(140.62)	$(143.49)

Weighted average number of units outstanding	16,001.1097	8.7653	4,174.6548	247.1650	5,639.41

	Six Months Ended June 30, 2024
	Class A	Class A2	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$513.94	$149.06	$933.44	$167.72	$157.75
Net income (loss) per unit†	$529.67	$150.89	$953.96	$167.72	$161.56

Weighted average number of units outstanding	18,823.8243	102.2856	4,725.2809	247.1650	6,144.2495

†	based on weighted average of number of unit outstanding during the period

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(12,945,893)	$15,527,757
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss from futures, futures options, forward contracts and swap contracts	1,165,106	(4,618,635)
Net realized and change in unrealized (gain) loss on private investment company, securities and certificates of deposit	649,820	85,804
Purchases of securities, private investment company	(190,356,624)	(201,697,550)
Proceeds from disposition of private investment company, securities and certificates of deposit	211,444,074	204,408,060
Changes in
Exchange Membership	(153,000)	(68,750)
Dividend receivable	(4,514)	10,164
Trading Advisor management fee payable	(9,682)	11,172
Trading Advisor incentive fee payable	(202,870)	601,726
Commissions and other trading fees payable on open contracts	(5,890)	6,914
Cash Manager fees Payable	(3,077)	(2,857)
General Partner management and performance fees payable	(37,948)	9,556
General Partner 1% allocation receivable / payable	(134,690)	248,751
Selling Agent fees payable - General Partner	(35,244)	7,816
Broker dealer servicing fees payable - General Partner	(1,262)	386
Administrative fee payable – General Partner	(11,471)	2,809
Dividend and interest payable	(5,202)	(22,981)
Net cash provided by operating activities	9,351,633	14,510,142

Cash flows from financing activities
Redemptions	(17,283,209)	(7,891,918)
Net cash used in financing activities	(17,283,209)	(7,891,918)

Net increase (decrease) in cash and cash equivalents	(7,931,576)	6,618,224
Cash and cash equivalents, beginning of period	44,184,817	44,090,282
Cash and cash equivalents, end of period	$36,253,241	$50,708,506

End of period cash and cash equivalents consists of
Cash and restricted cash in broker trading accounts	$28,135,623	$47,772,229
Cash and cash equivalents	8,117,618	2,936,277
Total end of period cash and cash equivalents	$36,253,241	$50,708,506

Supplemental disclosure of cash flow information
Prior period redemptions paid	$904,899	$1,544,109
Prior period subscriptions received in advance	$—	$9,700

Supplemental schedule of non-cash financing activities
Redemptions payable	$2,741,760	$924,503

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

	Class A	Class A2	Class B	Class I	Class R	Total
Six Months Ended
June 30, 2025
Balance at December 31, 2024	$70,212,384	$9,733	$30,691,082	$296,265	$6,907,989	$108,117,453
Net income (loss)	(3,286,741)	(430)	(1,301,823)	(12,150)	(295,605)	(4,896,749)
Subscriptions	—	—	—	—	—	—
Redemptions	(2,033,293)	—	(2,353,120)	—	—	(4,386,413)
Transfers	(493,048)	—	493,048	—	—	—
Balance at March 31, 2025	64,399,302	9,303	27,529,187	284,115	6,612,384	98,834,291
Net income (loss)	(5,289,558)	(769)	(2,222,638)	(22,606)	(513,573)	(8,049,144)
Subscriptions	—	—	—	—	—	—
Redemptions	(11,053,255)	—	(2,715,625)	—	(964,777)	(14,733,657)
Transfers	(166,046)	—	166,046	—	—	—
Balance at June 30, 2025	$47,890,443	$8,534	$22,756,970	$261,509	$5,134,034	$76,051,490

Six Months Ended
June 30, 2024
Balance at December 31, 2023	$78,554,826	$104,898	$33,308,431	$291,331	$7,116,554	$119,376,040
Net income (loss)	12,030,126	18,186	5,221,800	47,364	1,141,633	18,459,109
Subscriptions	—	9,700	—	—	—	9,700
Redemptions	(2,887,116)	—	(1,326,199)	—	(36,238)	(4,249,553)
Transfers	(41,704)	—	41,704	—	—	—
Balance at March 31, 2024	87,656,132	132,784	37,245,736	338,695	8,221,949	133,595,296
Net income (loss)	(2,059,678)	(2,752)	(714,064)	(5,907)	(148,951)	(2,931,352)
Subscriptions	—	—	—	—	—	—
Redemptions	(1,710,896)	—	(1,026,271)	—	(285,592)	(3,022,759)
Transfers	(290,083)	—	290,083	—	—	—
Balance at June 30, 2024	$83,595,475	$130,032	$35,795,484	$332,788	$7,787,406	$127,641,185

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Six Months Ended June 30, 2025 and 2024

(Unaudited)

Units

	Class A	Class A2	Class B	Class I	Class R
Six Months Ended
June 30, 2025
Balance at December 31, 2024	17,508.2067	8.7653	4,469.0732	247.1650	5,989.1724
Subscriptions	—	—	—	—	—
Redemptions	(525.7417)	—	(350.5401)	—	—
Transfers	(122.4959)	—	71.4040	—	—
Balance at March 31, 2025	16,859.9691	8.7653	4,189.9371	247.1650	5,989.1724
Subscriptions	—	—	—	—	—
Redemptions	(3,098.6441)	—	(444.9662)	—	(927.6344)
Transfers	(46.4019)	—	26.9180	—	—
Balance at June 30, 2025	13,714.9231	8.7653	3,771.8889	247.1650	5,061.5380

Six Months Ended
June 30, 2024
Balance at December 31, 2023	19,384.2057	94.7752	4,886.1080	247.1650	6,228.0149
Subscriptions	—	8.7638	—	—	—
Redemptions	(642.7024)	—	(180.6784)	—	(27.3292)
Transfers	(8.9123)	—	5.2745	—	—
Balance at March 31, 2024	18,732.5910	103.5390	4,710.7041	247.1650	6,200.6857
Subscriptions	—	—	—	—	—
Redemptions	(363.5676)	—	(129.0923)	—	(212.3195)
Transfers	(62.6090)	—	36.9155	—	—
Balance at June 30, 2024	18,306.4144	103.5390	4,618.5272	247.1650	5,988.3662

	Net Asset Value per Unit

	Class A	Class A2	Class B	Class I	Class R

June 30, 2025	$3,491.85	$973.61	$6,033.31	$1,058.03	$1,014.32
December 31, 2024	4,010.26	1,110.61	6,867.44	1,198.65	1,153.41
June 30, 2024	4,566.46	1,255.89	7,750.41	1,346.41	1,300.42
December 31, 2023	4,052.52	1,106.83	6,816.97	1,178.69	1,142.67

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended June 30, 2025 and year ended December 31, 2024, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through June 30, 2025. With few exceptions, the Fund is no longer subject to U.S. federal, or state and local income tax examinations by tax authorities for the current and prior three years.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At June 30, 2025
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$669,707	$—	$—	$669,707
Net unrealized gain (loss) on open forward currency contracts*	—	618,602	—	618,602
Cash and cash equivalents:
Money market funds	791,617	—	—	791,617
Investment in private investment company	—	—	1,514,700	1,514,700
Investment in securities:
U.S. Treasury securities*	6,080,420	—	—	6,080,420
Asset backed securities*	—	8,886,632	—	8,886,632
Commercial paper*	—	8,473,862	—	8,473,862
Corporate notes*	—	16,225,204	—	16,225,204
Exchange membership	—	313,000	—	313,000
Total	$7,541,744	$34,517,300	$1,514,700	$43,573,744

*	See the condensed schedule of investments for further description.

At December 31, 2024
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$1,216,130	$—	$—	$1,216,130
Net unrealized gain (loss) on open forward currency contracts*	—	1,237,285	—	1,237,285
Cash and cash equivalents:
Money market funds	422,658	—	—	422,658
Investment in private investment company	—	—	2,312,982	2,312,982
Investment in securities:
U.S. Treasury securities*	8,314,008	—	—	8,314,008
Asset backed securities*	—	13,078,284	—	13,078,284
Commercial paper*	—	14,353,011	—	14,353,011
Corporate notes*	—	24,859,803	—	24,859,803
Exchange membership	—	160,000	—	160,000
Total	$9,952,796	$53,688,383	$2,312,982	$65,954,161

*	See the condensed schedule of investments for further description.

There were no Level 3 holdings at June 30, 2025 and December 31, 2024, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At June 30, 2025, the Fund’s derivative contracts had the following impact on the statements of financial condition:

June 30, 2025
	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,136,322	$(228,225)	$908,097
Currencies	525,633	(181,018)	344,615
Energy	124,649	(1,103,152)	(978,503)
Equity indices	740,142	(122,570)	617,572
Interest rate instruments	616,547	(722,075)	(105,528)
Metals	4,555,749	(4,672,295)	(116,546)
Net unrealized gain (loss) on open futures contracts	$7,699,042	$(7,029,335)	$669,707

Net unrealized gain (loss) on open forward currency contracts	$2,014,227	$(1,395,625)	$618,602

At June 30, 2025, there were 9,267 open futures contracts, 248 open swap contracts and 3,068 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at June 30, 2025 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Liabilities in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received*	Net Amount
Deutsche Bank, AG	$503,823	$—	$—	$503,823
Deutsche Bank Securities, Inc	(302,778)	—	302,778	0
Goldman Sachs & Co. LLC	248,453	—	—	248,453
SG Americas Securities, LLC	838,811	—	—	838,811
Total	$1,288,309	$—	$302,778	$1,591,087

*	In the event of any liability balances, collateral amounts may exceed the related net amounts of financial assets and liabilities presented in the statement of assets and liabilities. Where this is the case, the total amount reported is limited to the net amounts of financial assets and liabilities with that counterparty.

For the three and six months ended June 30, 2025, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(324,033)	$279,138	$(521,057)	$(307,520)
Currencies	169,439	248,343	(1,029,999)	(247,563)
Energy	(1,716,422)	(1,587,123)	(2,944,108)	(1,100,033)
Equity indices	(2,181,153)	1,146,749	(81,155)	1,166,018
Interest rate instruments	(953,626)	(323,964)	(3,013,114)	(49,932)
Metals	271,215	(586,626)	1,386,901	(7,393)
Total futures contracts	(4,734,580)	(823,483)	(6,202,532)	(546,423)

Forward currency contracts	(2,514,261)	882,583	(3,859,117)	(618,683)
Net open futures options contracts	(7,358)	—	(7,358)	—
Swap contracts	84,655	—	(256,546)	—
Total futures and forward currency	$(7,171,544)	$59,100	$(10,325,553)	$(1,165,106)

For the three months ended June 30, 2025, the number of futures contracts closed was 90,962, the number of futures options contracts closed was 266, the number of swap contracts closed was 5,211 and the number of forward currency contracts closed was 55,829. For the six months ended June 30, 2025, the number of futures contracts closed was 192,958, the number of futures options contracts closed was 266, the number of swap contracts closed was 9,020 and the number of forward currency contracts closed was 123,890.

At December 31, 2024, the Fund’s derivative contracts had the following impact on the statements of financial condition:

December 31, 2024
	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$2,041,361	$(825,745)	$1,215,616
Currencies	964,924	(372,745)	592,179
Energy	434,141	(312,612)	121,529
Equity indices	250,497	(798,944)	(548,447)
Interest rate instruments	1,055,395	(1,110,989)	(55,594)
Metals	3,832,274	(3,941,427)	(109,153)
Net unrealized gain (loss) on open futures contracts	$8,578,592	$(7,362,462)	$1,216,130

Net unrealized gain (loss) on open forward currency contracts	$2,532,659	$(1,295,374)	$1,237,285

At December 31, 2024, there were 10,697 open futures contracts, 3,102 open forward currency contracts and 255 open swap contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2024 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank, AG	$457,978	$—	$—	$457,978
Deutsche Bank Securities, Inc	368,649	—	—	368,649
SG Americas Securities, LLC	1,603,551	—	—	1,603,551
Goldman Sachs & Co. LLC	23,237	—	—	23,237
Total	$2,453,415	$—	$—	$2,453,415

For the three and six months ended June 30, 2024, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended June 30, 2024		Six Months Ended June 30, 2024
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(191,505)	$(415,270)	$3,979,273	$123,113
Currencies	417,661	(604,183)	1,382,179	975,126
Energy	(877,812)	(748,084)	792,482	838,337
Equity indices	192,451	(1,592,205)	6,377,642	(210,290)
Interest rate instruments	766,482	(811,115)	(553,874)	337,498
Metals	1,388,106	(244,839)	865,034	(27,690)
Total futures contracts	1,695,383	(4,415,696)	12,842,736	2,036,094

Forward currency contracts	117,820	(382,256)	(643,661)	2,582,558

Net open futures options contracts	392,737	52,013	392,737	—

Swap contracts	(279,894)	(434)	592,898	(17)

Total futures and forward currency	$1,926,047	$(4,746,373)	$13,184,711	$4,618,635

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

At June 30, 2025 and December 31, 2024, the Principal of the General Partner had the following investment balance in the Fund:

	June 30, 2025	December 31, 2024
Units Owned	13.9977	13.9977
Value of Units	$84,453	$96,124

The following fees are paid to the General Partner:

■	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears. The General Partner was paid management fees of $321,518 and $713,151 for the three-month and six-month periods ended June 30, 2025, respectively, and was paid $500,293 and $986,327 for the three-month and six-month periods ended June 30, 2024, respectively.

■	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears. For the periods ending June 30, 2025 and 2024, the General Partner did not earn any performance fees.

■	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner and the amounts are recorded in the statements of operations.

■	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner and the amounts are recorded in the statements of operations.

■	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the Fund, payable in arrears to the General Partner and the amounts are recorded in the statements of operations. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

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

Principal Global Investors, LLC serves as the cash manager for the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.18% and 0.15% of the investments in securities as of the period ended June 30, 2025 and 2024, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At June 30, 2025 and December 31, 2024, the Fund had assets totaling $29,423,932 and $44,248,217, respectively, with brokers, which includes margin deposit requirements of $19,342,991 and $24,388,209, respectively.

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

Through its investments in debt securities, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at June 30, 2025.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$6,080,420	$5,084,862	$14,187,668	$8,886,632	$34,239,582	45.02%
Canada	—	598,191	1,017,222	—	1,615,413	2.12%
Ireland	—	697,330	—	—	697,330	0.92%
United Kingdom	—	1,398,869	1,020,314	—	2,419,183	3.19%
Singapore	—	694,610	—	—	694,610	0.91%
Total	$6,080,420	$8,473,862	$16,225,204	$8,886,632	$39,666,118	52.16%

The following table presents the exposure at December 31, 2024.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$8,314,008	$10,861,905	$20,831,013	$13,078,284	$53,085,210	49.10%
United Kingdom	—	1,296,693	3,015,128	—	4,311,821	3.98%
Canada	—	1,495,225	1,013,662	—	2,508,887	2.32%
Australia	—	699,188	—	—	699,188	0.65%
Total	$8,314,008	$14,353,011	$24,859,803	$13,078,284	$60,605,106	56.05%

9.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at June 30, 2025, the statements of operations, the statements of cash flows, and statement of changes in partners’ capital (net asset value) for the three and six months ended June 30, 2025 and 2024, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at June 30, 2025, results of operations, cash flows and changes in partners’ capital (net asset value) for the three and six months ended June 30, 2025 and 2024. The results of operations for the three and six months ended June 30, 2025 and 2024 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three and six months ended June 30, 2025 and 2024, assuming the unit was outstanding throughout the entire period:

	Three Months Ended June 30, 2025
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$3,819.66	$1,061.50	$6,570.31	$1,149.49	$1,104.06

Net realized and change in unrealized gain (loss) on investments (1)	(318.86)	(88.96)	(550.22)	(96.20)	(92.58)
Net investment income (loss) (1)	(8.95)	1.07	13.22	4.74	2.84
Total income (loss) from operations	(327.81)	(87.89)	(537.00)	(91.46)	(89.74)

Net asset value per unit, end of period	$3,491.85	$973.61	$6,033.31	$1,058.03	$1,014.32

Total return (4)	(8.58)%	(8.28)%	(8.17)%	(7.96)%	(8.13)%

Other Financial Ratios
Ratios to average net asset value Expenses prior to General Partner 1% allocation (2) (3)	5.95%	4.13%	3.86%	2.78%	3.74%
General Partner 1% allocation	(0.10)%	(0.09)%	(0.09)%	(0.09)%	(0.10)%
Net total expenses	5.85%	4.04%	3.77%	2.69%	3.64%

Net investment income (loss) (2) (3) (5)	(1.43)%	0.07%	0.49%	1.42%	0.72%

	Three Months Ended June 30, 2024
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per Unit, beginning of period	$4,679.34	$1,282.47	$7,906.62	$1,370.32	$1,325.97

Net realized and change in unrealized gain (loss) on investments (1)	(114.80)	(31.62)	(195.27)	(33.93)	(32.76)
Net investment income (loss) (1)	1.92	5.04	39.06	10.02	7.21
Total income (loss) from operations	(112.88)	(26.58)	(156.21)	(23.91)	(25.55)

Net asset value per unit, end of period	$4,566.46	$1,255.89	$7,750.41	$1,346.41	$1,300.42

Total return (4)	(2.41)%	(2.07)%	(1.98)%	(1.74)%	(1.93)%

Other Financial Ratios
Ratios to average net asset value Expenses prior to General Partner 1% allocation (2) (3)	4.47%	3.02%	2.64%	1.67%	2.47%
General Partner 1% allocation	(0.02)%	(0.02)%	(0.02)%	(0.02)%	(0.02)%
Net total expenses	4.45%	3.00%	2.62%	1.65%	2.45%

Net investment income (loss) (2) (3) (5)	0.07%	1.48%	1.88%	2.83%	2.08%

	Six Months Ended June 30, 2025
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,010.26	$1,110.61	$6,867.44	$1,198.65	$1,153.41

Net realized and change in unrealized gain (loss) on investments (1)	(496.63)	(138.31)	(855.22)	(149.55)	(143.75)
Net investment income (loss) (1)	(21.78)	1.31	21.09	8.93	4.66
Total income (loss) from operations	(518.41)	(137.00)	(834.13)	(140.62)	(139.09)

Net asset value per unit, end of period	$3,491.85	$973.61	$6,033.31	$1,058.03	$1,014.32

Total return (4)	(12.93)%	(12.34)%	(12.15)%	(11.73)%	(12.06)%

Other Financial Ratios
Ratios to average net asset value Expenses prior to General Partner 1% allocation (2) (3)	5.58%	4.07%	3.72%	2.73%	3.52%
General Partner 1% allocation	(0.14)%	(0.13)%	(0.13)%	(0.13)%	(0.13)%
Net total expenses	5.44%	3.94%	3.59%	2.60%	3.39%

Net investment income (loss) (2) (3) (5)	(1.44)%	(0.01)%	0.39%	1.33%	0.59%

	Six Months Ended June 30, 2024
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per Unit, beginning of period	$4,052.52	$1,106.83	$6,816.97	$1,178.69	$1,142.67

Net realized and change in unrealized gain (loss) on investments (1)	587.79	160.26	988.05	170.55	165.64
Net investment income (loss) (1)	(73.85)	(11.20)	(54.61)	(2.83)	(7.89)
Total income (loss) from operations	513.94	149.06	933.44	167.72	157.75

Net asset value per unit, end of period	$4,566.46	$1,255.89	$7,750.41	$1,346.41	$1,300.42

Total return (4)	12.68%	13.47%	13.69%	14.23%	13.81%

Other Financial Ratios
Ratios to average net asset value Expenses prior to General Partner 1% allocation (2) (3)	7.37%	5.92%	5.50%	4.47%	5.30%
General Partner 1% allocation	0.12%	0.12%	0.13%	0.13%	0.13%
Net total expenses	7.49%	6.04%	5.63%	4.60%	5.43%

Net investment income (loss) (2) (3) (5)	(3.05)%	(1.57)%	(1.19)%	(0.17)%	(0.98)%

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

12. Subsequent Events

Subsequent to quarter end, there were $0 of contributions into the Fund and $769,422 of redemptions from the Fund.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of June 30, 2025 and second quarter 2025 gross performance contribution by sector was as follows:

Risk Allocation	Net Position	Sector	Gross Performance Contribution
15%	Short	Agriculturals	(0.08)%
14%	Long	Energies	(4.19)%
9%	Long	Metals	(0.44)%
25%	Long FX	Currencies	(1.33)%
20%	Long	Equity indices	(0.92)%
17%	Long	Interest rates	(1.72)%

Aggregate commodity exposure at the end of the quarter was long, though mixed by sector. Base metals ended the period slightly long while precious metals longs were more sizable. Agricultural commodities were short with long livestock exposure more than offset by short grains and softs. Energy exposure was long with significant long positions in oil and oil products and small shorts in natural gas and power markets. The Fund was long FX with the largest exposure in emerging markets, British Pound, and Swiss Franc. Digital currency positions were also long at the end of the quarter. Equity exposure was long across major regions with the largest position in the U.S., followed by Asia, and Europe. In fixed income markets, positioning was long with the largest exposure in short-duration instruments. Geographically, the largest exposure was in European and U.S. markets.

Results of Operations

The returns for each Class of Units for the six months ended June 30, 2025 and 2024 were:

Class of Units	2025	2024
Class A	(12.93)%	12.68%
Class A2	(12.34)%	13.47%
Class B	(12.15)%	13.69%
Class I	(11.73)%	14.23%
Class R	(12.06)%	13.81%

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

April

Equities continued to fall in April as the S&P 500 Index fell -0.68%. The month was dominated by global trade policy uncertainty. The S&P 500 fell -12% in the three trading days following “Liberation Day”, though it would come roaring back. The Bloomberg U.S. Aggregate Bond Index gained +0.39%. Commodities fell as OPEC+ announced plans to increase oil production, driving both WTI and Brent crude oil down more than -17%. The U.S. Dollar continued its rapid decline as investors weighed the impact of tariffs.

The LoCorr Futures Portfolio Fund declined in April as losses in equities, currencies, energy products, metals, and agricultural commodities overshadowed gains in interest rates. . The Fund finished with a net gain of (5.43)%, (5.32)%, (5.29)%, (5.22)% and (5.27)% for Class A, A2, B, I, and R Units, respectively.

May

The month of May was marked by a rotation back into risk assets as the S&P 500 Index rallied over +6%, carrying the Index into positive territory on the year. The tariff-related selloff that occurred in April was reversed by news that the U.S. and China agreed to a 90-day tariff pause. Debt sustainability, however, was brought into question as the U.S. sovereign rating was lowered by Moody’s. This caused yields to rise and bond prices to sell off as the Bloomberg U.S. Aggregate Bond Index dropped -0.72%. Outside of traditional asset classes, commodities were mixed as energy products and metals rose while agricultural commodities fell. The U.S. Dollar declined slightly against a basket of major foreign currencies as investors continued to weigh the impact of tariffs.

The LoCorr Futures Portfolio Fund declined in May as losses in energy products, interest rates, agricultural commodities, metals, and currencies overshadowed gains in equities. The Fund finished with a net loss of (2.12)%, (2.01)%, (1.97)%, (1.90)% and (1.96)% for Class A, A2, B, I, and R Units, respectively.

June

June saw a continuation into risk assets as the S&P 500 Index rallied +5.09%, bringing its year-to-date return to +6%. Markets were turbulent, however, as the 12-day war between Iran and Israel created uncertainty across asset classes. The U.S. and China reached a trade agreement in late June which further bolstered risk assets. Bond investors are now assessing the implications of the “Big Beautiful Bill” which could add trillions to the Federal government debt in the next decade. Debt sustainability and tariff implications remain in question. Despite these concerns, bonds rallied as the Bloomberg U.S. Aggregate Bond Index gained +1.54%. Meanwhile, commodities were mixed as energy products and metals rose while agricultural commodities fell. The U.S. Dollar continued its decline as investors weighed the impact of tariffs and spending.

The LoCorr Futures Portfolio Fund declined in June as losses in energies and interest rates overshadowed gains in agricultural commodities, currencies, metals, and equities.The Fund finished with a net loss of (1.24)%, (1.12)%, (1.09)%, (1.01)% and (1.08)% for Class A, A2, B, I, and R Units, respectively.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at June 30, 2025 and December 31, 2024. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	June 30, 2025		December 31, 2024
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$721,263	0.92%	$1,037,820	0.95%
Currencies	1,167,036	1.48%	1,579,163	1.45%
Energy	642,593	0.82%	705,641	0.65%
Equity indices	934,080	1.19%	1,093,045	1.00%
Interest rate instruments	787,144	1.00%	1,557,386	1.43%
Metals	425,298	0.54%	485,822	0.45%
Total	$4,677,414	5.95%	$6,458,877	5.93%

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

The following were the primary trading risk exposures of the Fund as of June 30, 2025, by market sector.

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

The following represent non-trading risk exposures of the Fund as of June 30, 2025.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at June 30, 2025 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended June 30, 2025. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended June 30, 2025 were as follows:

	April	May	June	Total
A Units
Units redeemed	(1,573.7958)	(999.7522)	(525.0960)	(3,098.6440)
Average net asset value per unit	$3,612.23	$3,535.66	$3,491.85	$3,567.13

A2 Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

B Units
Units redeemed	(74.4867)	(253.6128)	(116.8668)	(444.9663)
Average net asset value per unit	$6,222.76	$6,099.93	$6,033.31	$6,102.99

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

R Units
Units redeemed	750.0222	(20.6344)	(156.9778)	(927.6344)
Average net asset value per unit	$1,045.83	$1,025.35	$1,014.32	$1,040.04

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

Dated:	August 13, 2025	Futures Portfolio Fund, Limited Partnership

By:	Steben & Company, LLC
General Partner

By:	/s/ Kevin M. Kinzie
Name:	Kevin M. Kinzie
Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

By:	/s/ Jon C. Essen
Name:	Jon C. Essen
Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)