Form 10-Q
period 2025-09-30
LOCORR FUTURES PORTFOLIO FUND L.P.
filed 2025-11-13
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Statements of Financial Condition

September 30, 2025 (Unaudited) and December 31, 2024

	September 30,
	2025	December 31,
	(Unaudited)	2024
Assets
Equity in broker trading accounts
Cash (restricted cash of $20,790,802 and $24,388,209)	$29,130,222	$41,794,802
Net unrealized gain (loss) on open futures contracts	2,539,696	1,216,130
Net unrealized gain (loss) on open forward currency contracts	198,177	1,237,285
Total equity in broker trading accounts	31,868,095	44,248,217
Cash and cash equivalents	3,453,308	2,390,015
Investment in private investment company, at fair value (cost$ 4,237,264 and $4,237,264)	1,539,782	2,312,982
Investment in securities, at fair value (cost $38,339,433 and $60,029,157)	38,634,014	60,605,106
General Partner 1% allocation receivable	103,376	—
Exchange membership, at fair value (cost $189,000 and $189,000)	182,000	160,000
Dividend receivable	5,307	3
Total assets	$75,785,882	$109,716,323

Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$96,593	$128,719
Trading Advisor incentive fees payable	46	202,916
Commissions and other trading fees payable on open contracts	14,807	21,656
Cash Managers fees payable	15,878	21,704
General Partner management and performance fees payable	94,349	136,449
General Partner 1% allocation payable	—	3,923
Selling Agent payable - General Partner	80,874	118,362
Broker dealer servicing fees payable - General Partner	3,604	5,178
Administrative fee payable - General Partner	27,124	39,779
Interest payable	8,025	15,285
Redemption payable	1,825,407	904,899
Subscriptions received in advance	33,000	—
Total liabilities	2,199,707	1,598,870

Partners' Capital (Net Asset Value)
Class A Interests – 12,975.9978 and 17,508.2067 units outstanding at September 30, 2025 and December 31, 2024, respectively	46,893,067	70,212,384
Class A2 Interests – 8.7653 and 8.7653 units outstanding at September 30, 2025 and December 31, 2024, respectively	8,863	9,733
Class B Interests – 3,384.7253 and 4,469.0732 units outstanding at September 30, 2025 and December 31, 2024, respectively	21,229,060	30,691,082
Class I Interests – 247.1650 and 247.1650 units outstanding at September 30, 2025 and December 31, 2024, respectively	272,496	296,265
Class R Interests – 4,912.6059 and 5,989.1724 units outstanding at September 30, 2025 and December 31, 2024, respectively	5,182,689	6,907,989
Total partners' capital (net asset value)	73,586,175	108,117,453

Total liabilities and partners' capital (net asset value)	$75,785,882	$109,716,323

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

September 30, 2025 (Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$1,000,000	11/15/25	U.S. Treasury Bond	4.50%	$1,017,349	1.38%
1,000,000	4/30/26	U.S. Treasury Bond	4.88%	1,026,299	1.41%
1,000,000	8/31/26	U.S. Treasury Bond	3.75%	1,003,172	1.36%
1,000,000	9/15/26	U.S. Treasury Bond	4.63%	1,010,365	1.37%
1,000,000	8/31/28	U.S. Treasury Bond	4.38%	1,024,137	1.39%
Total U.S. Treasury securities (cost: $5,160,571)				5,081,322	6.91%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$600,000	10/14/25	VW Credit Inc.	4.05%	$599,058	0.81%
Diversified financial services
700,000	10/28/25	DCAT, LLC	4.21%	697,716	0.95%
700,000	10/10/25	Overwatch Alpha Funding LLC	3.93%	699,237	0.95%
Energy
800,000	10/3/25	Berkshire Hathaway Energy Company	2.88%	799,808	1.09%
Machinery
700,000	11/5/25	Cummins Inc.	4.19%	697,080	0.95%
Mining
600,000	10/22/25	Glencore Funding LLC	4.04%	598,523	0.81%
Water
800,000	10/27/25	American Water Capital Corporation	4.09%	797,556	1.08%
Total U.S. commercial paper (cost: $4,878,582)				4,888,978	6.64%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
September 30, 2025 (Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$500,000	12/1/25	LMA S.A.	4.08%	$496,509	0.67%
Diversified financial services
700,000	11/20/25	Lsega Financing Plc	4.31%	695,868	0.95%
Energy
700,000	10/27/25	Engie SA	4.09%	697,862	0.95%
Manufacturing
700,000	11/3/25	Glencove Funding DAC	4.29%	697,177	0.95%
Telecommunications
700,000	10/3/25	Telstra Group Limited	3.03%	699,823	0.95%
Total foreign commercial paper (cost: $3,271,357)				3,287,239	4.47%
Total commercial paper (cost: $8,149,939)				8,176,217	11.11%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,500,000	3/11/27	Bank of America Corporation	1.66%	$1,483,865	2.02%
1,000,000	3/18/27	Goldman Sachs Bank USA	5.28%	1,006,746	1.37%
1,250,000	1/26/26	KeyBank National Association	4.70%	1,259,120	1.71%
1,000,000	5/13/27	PNC Bank	4.54%	1,018,666	1.38%
Computers
950,000	9/25/26	Hewlett Packard Enterprise Company	4.45%	950,402	1.29%
Diversified financial services
1,000,000	1/20/27	Morgan Stanley	3.63%	1,002,059	1.36%
1,350,000	4/24/28	State Street Corporation	4.54%	1,388,667	1.89%
Energy
1,500,000	1/29/26	NextEra Energy Capital Holdings, Inc.	4.95%	1,516,079	2.06%
Software
1,250,000	11/15/27	Oracle Corporation	3.25%	1,242,486	1.69%
Telecommunications
1,500,000	3/1/27	AT&T Inc.	4.25%	1,506,316	2.05%
1,500,000	3/16/27	Verizon Communications Inc.	4.13%	1,503,442	2.04%
Total U.S. corporate notes (cost: $13,621,765)				13,877,848	18.86%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
September 30, 2025 (Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,000,000	12/11/26	The Toronto-Dominion Bank	5.26%	$1,029,291	1.40%
Diversified financial services
1,000,000	5/8/28	Marex Group plc	5.83%	1,033,496	1.40%
Total foreign corporate notes (cost: $2,000,000)				2,062,787	2.80%
Total corporate notes (cost: $15,621,765)				15,940,635	21.66%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$400,403	12/15/28	Ally Auto Receivables Trust 2024-1	5.08%	$402,955	0.55%
44,226	5/25/27	Chase Auto Owner Trust 2024-2	5.66%	44,299	0.06%
130,162	11/20/26	GM Financial Automobile Leasing Trust 2023-3	5.38%	130,514	0.18%
302,667	9/21/26	GM Financial Automobile Leasing Trust 2024-2	5.43%	303,602	0.41%
913,413	5/20/27	GM Financial Automobile Leasing Trust 2025-1	4.54%	916,868	1.25%
450,000	4/15/27	Nissan Auto Lease Trust 2024-A	4.91%	452,616	0.62%
19,530	9/15/26	Toyota Auto Receivables 2022-B Owner Trust	2.93%	19,541	0.03%
925,000	9/20/27	Toyota Lease Owner Trust 2024-B	4.21%	928,436	1.26%
Credit cards
525,000	9/15/26	American Express Credit Account Master Trust	5.23%	533,016	0.72%
460,000	5/15/26	American Express Credit Account Master Trust , series 2023-1	4.87%	463,450	0.63%
1,060,000	4/17/28	BA Credit Card Trust, Series 2022-2	5.00%	1,063,170	1.44%
1,400,000	5/15/28	Capital One Multi-Asset Execution Trust, Series 2023-1	4.42%	1,406,229	1.91%
500,000	12/8/27	Citibank Credit Card Issuance Trust	5.23%	509,143	0.69%
675,000	3/15/28	Discover Card Execution Note Trust, Series 2023-1	4.31%	677,065	0.92%
Equipment
789,167	8/20/27	Dllad 2024-1 LLC	5.50%	794,752	1.08%
51,473	6/13/28	Mmaf Equipment Finance Llc 2021-A	0.56%	51,168	0.07%
737,000	1/22/29	Verizon Master Trust 2023-1 Fund	4.49%	739,016	1.00%
Total U.S. asset backed securities (cost: $9,407,158)				9,435,840	12.82%
Total investments in securities (cost: $38,339,433)				$38,634,014	52.50%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
September 30, 2025 (Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$529,356	0.72%
Currencies	159,547	0.22%
Energy	(90,381)	(0.12)%
Equity indices	103,376	0.14%
Interest rate instruments	(44,913)	(0.06)%
Metals[2]	3,362,509	4.56%
Net unrealized gain (loss) on open long U.S. futures contracts	4,019,494	5.46%

Short U.S. Futures Contracts
Agricultural commodities	610,005	0.83%
Currencies	52,642	0.07%
Energy	38,818	0.05%
Equity indices	(3,079)	0.00%
Interest rate instruments	7,939	0.01%
Metals[2]	(2,725,407)	(3.70)%
Net unrealized gain (loss) on open short U.S. futures contracts	(2,019,082)	(2.74)%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	2,000,412	2.72%

Long Foreign Futures Contracts
Agricultural commodities	(48,941)	(0.07)%
Currencies	20,717	0.03%
Energy	(13,121)	(0.02)%
Equity indices	292,009	0.40%
Interest rate instruments	(127,011)	(0.17)%
Metals	121,296	0.16%
Net unrealized gain (loss) on open long foreign futures contracts	244,949	0.33%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership
Condensed Schedule of Investments (continued)
September 30, 2025 (Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
OPEN FUTURES CONTRACTS (continued)
Short Foreign Futures Contracts
Agricultural commodities	$221,900	0.31%
Currencies	10,365	0.01%
Energy	32,095	0.04%
Equity indices	(30,758)	(0.04)%
Interest rate instruments	60,733	0.08%
Net unrealized gain (loss) on open short foreign futures contracts	294,335	0.40%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	539,284	0.73%

Net unrealized gain (loss) on open futures contracts	$2,539,696	3.45%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$(120,783)	(0.16)%
Short	196,500	0.27%
Net unrealized gain (loss) on open U.S. forward currency contracts	75,717	0.11%

Foreign Forward Currency Contracts
Long	35,129	0.05%
Short	87,331	0.12%
Net unrealized gain (loss) on open foreign forward currency contracts	122,460	0.17%

Net unrealized gain (loss) on open forward currency contracts	$198,177	0.28%

INVESTMENT IN PRIVATE INVESTMENT COMPANY[3]
Galaxy Plus Fund - East Alpha Feeder Fund (548) LLC (cost: $4,237,264)	$1,539,782	2.09%

[1]	Represents the annualized yield at date of purchase for discount securities or the stated coupon rate for coupon-bearing securities.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

[3]	Private investment company is a separate series that is part of the Galaxy Plus Managed Account Platform (Platform), which is sponsored by New Hyde Park Alternative Funds, LLC (Sponsor). Each series on the Platform invests in Master Fund that allocates assets to a Commodity Trading Advisor (“CTA”). The CTA of our master fund investment trades global commodities markets primarily through futures contracts. The CTA is paid a management fee of up to 1.00% and a 20% share of the trading profits which are included in the net asset value of the underlying investment. The Fund may redeem any portion of its investment on a daily basis. Any requested redemption will be satisfied within two days. There are no restrictions on liquidity for the Fund.

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

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Operations

For the Three and Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures, futures options, swaps, and forward contracts	$1,701,296	$(12,895,488)	$(8,879,456)	$305,987
Investments in securities	31,163	65,403	259,834	(182,052)
Net change in unrealized gain (loss) on:
Futures, futures options, swaps, and forward contracts	1,449,565	(224,011)	284,458	4,394,624
Investment in private investment company	25,082	(959,201)	(773,200)	(1,115,185)
Investments in securities	(8,246)	562,399	(88,456)	880,035
Exchange membership	(131,000)	(35,250)	22,000	33,500
Brokerage commissions and trading expenses	(181,695)	(277,451)	(653,013)	(854,174)
Net realized and change in unrealized gain (loss) on investments	2,886,165	(13,763,599)	(9,827,833)	3,462,735

Net Investment Income (Loss)
Income
Dividends and interest income	763,116	1,322,187	2,707,634	4,097,889

Expenses
Trading Advisor management fees	267,174	419,778	955,664	1,337,060
Trading Advisor incentive fees	—	(234,362)	647	924,631
Cash Managers fees	19,391	26,329	68,322	82,160
General Partner management and performance fees	284,883	433,186	998,034	1,419,513
Selling agent fees – General Partner	242,043	378,943	856,361	1,244,904
Broker dealer servicing fees – General Partner	11,105	16,200	38,410	52,857
General Partner 1% allocation	27,391	(136,117)	(103,376)	20,729
Administrative fee – General Partner	85,648	130,176	299,986	426,558
Total expenses	937,635	1,034,133	3,114,048	5,508,412
Net investment income (loss)	(174,519)	288,054	(406,414)	(1,410,523)
Net Income (Loss)	$2,711,646	$(13,475,545)	$(10,234,247)	$2,052,212

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Operations (continued)

For the Three and Nine Months Ended September 30, 2025 and 2024 (unaudited)

	Three Months Ended September 30, 2025
	Class A	Class A2	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$121.98	$37.52	$238.71	$44.45	$40.66
Net income (loss) per unit†	$123.82	$37.52	$245.69	$44.45	$40.71

Weighted average number of units outstanding	13,302.3059	8.7653	3,464.3826	247.1650	4,962.2501

	Three Months Ended September 30, 2024
	Class A	Class A2	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(490.94)	$(131.12)	$(802.31)	$(136.53)	$(134.04)
Net income (loss) per unit†	$(496.30)	$(345.80)	$(804.75)	$(136.54)	$(134.04)

Weighted average number of units outstanding	18,057.9888	40.3551	4,551.6305	247.1650	5,988.3663

	Nine Months Ended September 30, 2025
	Class A	Class A2	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(396.43)	$(99.48)	$(595.42)	$(96.17)	$(98.43)
Net income (loss) per unit†	$(456.12)	$(99.28)	$(674.81)	$(96.17)	$(111.68)

Weighted average number of units outstanding	15,191.4686	8.7653	3,961.5731	247.1650	5,436.2644

	Nine Months Ended September 30, 2024
	Class A	Class A2	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$23.00	$17.94	$131.13	$31.19	$23.71
Net income (loss) per unit†	$54.22	$17.67	$180.78	$31.19	$31.16

Weighted average number of units outstanding	18,594.0737	83.7064	4,673.1858	247.1650	6,097.4845

†	(based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net income (loss)	$(10,234,247)	$2,052,212
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net change in unrealized (gain) loss from futures, futures options, forward contracts and swap contracts	(284,458)	(4,394,624)
Net realized (gain) loss on securities	(259,834)	182,052
Net change in unrealized (gain) loss on private investment company	773,200	1,115,185
Net change in unrealized (gain) loss on securities	88,456	(880,035)
Purchases of securities and private investment company	(243,326,734)	(280,288,056)
Proceeds from disposition of private investment company, securities and certificates of deposit	265,469,204	289,114,080

Changes in
Exchange Membership	(22,000)	(33,500)
Dividend receivable	(5,304)	5,004
Trading Advisor management fee payable	(32,126)	(9,490)
Trading Advisor incentive fee payable	(202,870)	352,547
Commissions and other trading fees payable on open contracts	(6,849)	1,800
Cash Manager fees Payable	(5,826)	(2,920)
General Partner management and performance fees payable	(42,100)	(10,345)
General Partner 1% allocation receivable / payable	(107,299)	112,634
Selling Agent fees payable - General Partner	(37,488)	(10,599)
Broker dealer servicing fees payable - General Partner	(1,574)	(306)
Administrative fee payable – General Partner	(12,655)	(3,089)
Dividend and interest payable	(7,260)	(1,700)
Net cash provided by operating activities	11,742,236	7,300,850

Cash flows from financing activities
Subscriptions, net of changes in subscriptions received in advance	33,000	200,000
Redemptions, net of changes in redemptions payable	(23,376,523)	(10,556,675)
Net cash used in financing activities	(23,343,523)	(10,356,675)

Net increase (decrease) in cash and cash equivalents	(11,601,287)	(3,055,825)
Cash and cash equivalents, beginning of period	44,184,817	44,090,282
Cash and cash equivalents, end of period	$32,583,530	$41,034,457

End of period cash and cash equivalents consists of
Cash and restricted cash in broker trading accounts	$29,130,222	$38,558,932
Cash and cash equivalents	3,453,308	2,475,525
Total end of period cash and cash equivalents	$32,583,530	$41,034,457

Supplemental disclosure of cash flow information
Prior period redemptions paid	$904,899	$1,544,109
Prior period subscriptions received in advance	$—	$9,700

Supplemental schedule of non-cash financing activities
Redemptions payable	$1,825,407	$368,736

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

	Class A	Class A2	Class B	Class I	Class R	Total
Nine Months Ended September 30, 2025
Balance at December 31, 2024	$70,212,384	$9,733	$30,691,082	$296,265	$6,907,989	$108,117,453
Net income (loss)	(3,286,741)	(430)	(1,301,823)	(12,150)	(295,605)	(4,896,749)
Subscriptions	—	—	—	—	—	—
Redemptions	(2,033,293)	—	(2,353,120)	—	—	(4,386,413)
Transfers	(493,048)	—	493,048	—	—	—
Balance at March 31, 2025	$64,399,302	$9,303	$27,529,187	$284,115	$6,612,384	$98,834,291
Net income (loss)	(5,289,558)	(769)	(2,222,638)	(22,606)	(513,573)	(8,049,144)
Subscriptions	—	—	—	—	—	—
Redemptions	(11,053,255)	—	(2,715,625)	—	(964,777)	(14,733,657)
Transfers	(166,046)	—	166,046	—	—	—
Balance at June 30, 2025	$47,890,443	$8,534	$22,756,970	$261,509	$5,134,034	$76,051,490
Net income (loss)	1,647,151	329	851,150	10,987	202,029	2,711,646
Subscriptions	—	—	—	—	—	—
Redemptions	(2,542,039)	—	(2,481,548)	—	(153,374)	(5,176,961)
Transfers	(102,488)	—	102,488	—	—	—
Balance at September 30, 2025	$46,893,067	$8,863	$21,229,060	$272,496	$5,182,689	$73,586,175

	Class A	Class A2	Class B	Class I	Class R	Total
Nine Months Ended September 30, 2024
Balance at December 31, 2023	$78,554,826	$104,898	$33,308,431	$291,331	$7,116,554	$119,376,040
Net income (loss)	12,030,126	18,186	5,221,800	47,364	1,141,633	18,459,109
Subscriptions	—	9,700.00	—	—	—	9,700
Redemptions	(2,887,116)	—	(1,326,199)	—	(36,238)	(4,249,553)
Transfers	(41,704)	—	41,704	—	—	—
Balance at March 31, 2024	$87,656,132	$132,784	$37,245,736	$338,695	$8,221,949	$133,595,296
Net income (loss)	(2,059,678)	(2,752)	(714,064)	(5,907)	(148,951)	(2,931,352)
Subscriptions	—	—	—	—	—	—
Redemptions	(1,710,896)	—	(1,026,271)	—	(285,592)	(3,022,759)
Transfers	(290,083)	—	290,083	—	—	—
Balance at June 30, 2024	$83,595,475	$130,032	$35,795,484	$332,788	$7,787,406	$127,641,185
Net income (loss)	(8,962,225)	(13,955)	(3,662,936)	(33,747)	(802,682)	(13,475,545)
Subscriptions	—	—	200,000	—	—	200,000
Redemptions	(886,481)	—	(1,222,509)	—	—	(2,108,990)
Transfers	(619,841)	(106,220)	726,061	—	—	—
Balance at September 30, 2024	$73,126,928	$9,857	$31,836,100	$299,041	$6,984,724	$112,256,650

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Nine Months Ended September 30, 2025 and 2024

(Unaudited)

Units

	Class A	Class A2	Class B	Class I	Class R
Nine Months Ended September 30, 2025
Balance at December 31, 2024	17,508.2067	8.7653	4,469.0732	247.1650	5,989.1724
Subscriptions	—	—	—	—	—
Redemptions	(525.7417)	—	(350.5401)	—	—
Transfers	(122.4959)	—	71.4040	—	—
Balance at March 31, 2025	16,859.9691	8.7653	4,189.9371	247.1650	5,989.1724
Subscriptions	—	—	—	—	—
Redemptions	(3,098.6441)	—	(444.9662)	—	(927.6344)
Transfers	(46.4019)	—	26.9180	—	—
Balance at June 30, 2025	13,714.9231	8.7653	3,771.8889	247.1650	5,061.5380
Subscriptions	—	—	—	—	—
Redemptions	(709.9610)	—	(403.9021)	—	(148.9321)
Transfers	(28.9643)	—	16.7385	—	—
Balance at September 30, 2025	12,975.9978	8.7653	3,384.7253	247.1650	4,912.6059

	Class A	Class A2	Class B	Class I	Class R
Nine Months Ended September 30, 2024
Balance at December 31, 2023	19,384.2057	94.7752	4,886.1080	247.1650	6,228.0149
Subscriptions	—	8.7638	—	—	—
Redemptions	(642.7024)	—	(180.6785)	—	(27.3294)
Transfers	(8.9123)	—	5.2745	—	—
Balance at March 31, 2024	18,732.5910	103.5390	4,710.7040	247.1650	6,200.6855
Subscriptions	—	—	—	—	—
Redemptions	(363.5676)	—	(129.0923)	—	(212.3195)
Transfers	(62.6090)	—	36.92	—	—
Balance at June 30, 2024	18,306.4144	103.5390	4,618.5272	247.1650	5,988.3660
Subscriptions	—	—	28.90	—	—
Redemptions	(211.3436)	—	(170.12)	—	—
Transfers	(152.0823)	(94.77)	104.68	—	—
Balance at September 30, 2024	17,942.9885	8.7653	4,581.9852	247.1650	5,988.3660

Net Asset Value per Unit

	Class A	Class A2	Class B	Class I	Class R

September 30, 2025	$3,613.83	$1,011.13	$6,272.02	$1,102.48	$1,054.98
December 31, 2024	4,010.26	1,110.61	6,867.44	1,198.65	1,153.41
September 30, 2024	4,075.52	1,124.77	6,948.10	1,209.88	1,166.38
December 31, 2023	4,052.52	1,106.83	6,816.97	1,178.69	1,142.67

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended September 30, 2025 and year ended December 31, 2024, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through September 30, 2025. With few exceptions, the Fund is subject to U.S. federal, or state and local income tax examinations by tax authorities for the current and prior three years.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At September 30, 2025
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$2,539,696	$—	$—	$2,539,696
Net unrealized gain (loss) on open forward currency contracts*	—	198,177	—	198,177
Cash and cash equivalents:
Money market funds	308,639	—	—	308,639
Investment in private investment company	—	—	1,539,782	1,539,782
Investment in securities:
U.S. Treasury securities*	5,081,322	—	—	5,081,322
Asset backed securities*	—	9,435,840	—	9,435,840
Commercial paper*	—	8,176,217	—	8,176,217
Corporate notes*	—	15,940,635	—	15,940,635
Exchange membership	—	182,000	—	182,000
Total	$7,929,657	$33,932,869	$1,539,782	$43,402,308

*	See the condensed schedule of investments for further description

At December 31, 2024
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$1,216,130	$—	$—	$1,216,130
Net unrealized gain (loss) on open forward currency contracts*	—	1,237,285	—	1,237,285
Cash and cash equivalents:
Money market funds	422,658	—	—	422,658
Investment in private investment company	—	—	2,312,982	2,312,982
Investment in securities:
U.S. Treasury securities*	8,314,008	—	—	8,314,008
Asset backed securities*	—	13,078,284	—	13,078,284
Commercial paper*	—	14,353,011	—	14,353,011
Corporate notes*	—	24,859,803	—	24,859,803
Exchange membership	—	160,000	—	160,000
Total	$9,952,796	$53,688,383	$2,312,982	$65,954,161
*	See the condensed schedule of investments for further description.

There were no Level 3 holdings at September 30, 2025 and December 31, 2024, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At September 30, 2025, the Fund’s derivative contracts had the following impact on the statements of financial condition:

September 30, 2025

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$1,498,462	$(186,142)	$1,312,320
Currencies	284,380	(41,109)	243,271
Energy	144,145	(176,734)	(32,589)
Equity indices	451,632	(90,084)	361,548
Interest rate instruments	383,986	(487,238)	(103,252)
Metals	3,952,230	(3,193,832)	758,398
Net unrealized gain (loss) on open futures contracts	$6,714,835	$(4,175,139)	$2,539,696

Net unrealized gain (loss) on open forward currency contracts	$955,189	$(757,012)	$198,177

At September 30, 2025, there were 8,253 open futures contracts, 4,129 open forward currency contracts and 279 open swap contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at September 30, 2025 were:

At September 30, 2025		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank, AG	$129,454	$—	$—	$129,454
Deutsche Bank Securities, Inc	308,642	—	—	308,642
Goldman Sachs & Co. LLC	120,841	—	—	120,841
SG Americas Securities, LLC	2,178,936	—	—	2,178,936
Total	$2,737,873	$—	$—	$2,737,873

*	In the event of any liability balances, collateral amounts may exceed the related net amounts of financial assets and liabilities presented in the statement of assets and liabilities. Where this is the case, the total amount reported is limited to the net amounts of financial assets and liabilities with that counterparty.

For the three and nine months ended September 30, 2025, the Fund’s derivative contracts, exclusive of foreign currency transactions, had the following impact on the statements of operations:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$1,294,618	$404,222	$773,562	$96,703
Currencies	313,531	(101,345)	(716,468)	(348,908)
Energy	(943,190)	945,915	(3,887,298)	(154,118)
Equity indices	2,145,735	(256,023)	2,064,580	909,995
Interest rate instruments	(1,838,139)	2,276	(4,851,253)	(47,656)
Metals	418,630	874,943	1,805,530	867,550
Total futures contracts	1,391,185	1,869,988	(4,811,347)	1,323,566

Forward currency contracts	146,648	(420,423)	(3,712,469)	(1,039,108)

Net open futures options contracts	—	—	(7,358)	—

Swap contracts	153,443	—	(103,103)	—

Total futures, futures options, swap and forward currency contracts	$1,691,276	$1,449,565	$(8,634,277)	$284,458

For the three months ended September 30, 2025, the number of futures contracts closed was 76,834, the number of futures options contracts closed was 0, the number of forward currency contracts closed was 63,144 and the number of swap contracts closed was 4,156. For the nine months ended September 30, 2025, the number of futures contracts closed was 269,808, the number of futures options contracts closed was 266, the number of forward currency contracts closed was 187,034 and the number of swap contracts closed was 13,176.

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

For the three and nine months ended September 30, 2024, the Fund’s derivative contracts had the following impact on the statements of operations:

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

For the three months ended September 30, 2024, the number of futures contracts closed was 118,168, the number of futures options contracts closed was 0, the number of swap contracts closed was 0, and the number of forward currency contracts closed was 68,496. For the nine months ended September 30, 2024, the number of futures contracts closed was 353,884, the number of futures options contracts closed was 0, the number of swap contracts closed was 0 and the number of forward currency contracts closed was 192,566.

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

At September 30, 2025 and December 31, 2024, a Principal of the General Partner had the following investment balance in the Fund:

	September 30, 2025	December 31, 2024
Units Owned	13.9977	13.9977
Value of Units	$87,794	$96,124

The following fees are paid to the General Partner:

●	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears. The General Partner was paid management fees of $284,883 and $998,034 for the three-month and nine-month periods ended September 30, 2025, respectively, and was $433,186 and $1,419,513 for the three-month and nine-month periods ended September 30, 2024, respectively.

●	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears. For the three-month and nine-month periods ended September 30, 2025 and 2024, the General Partner did not earn a General Partner performance fee.

●	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner and the amounts are recorded in the statements of operations.

●	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner and the amounts are recorded in the statements of operations.

●	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the Fund, payable in arrears to the General Partner and the amounts are recorded in the statements of operations. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

5.	Trading Advisors and Cash Manager

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

Principal Global Investors, LLC serves as the cash manager for the Fund. The Fund incurs monthly fees, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.18% and 0.15% of the investments in securities as of the period ended September 30, 2025 and 2024, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At September 30, 2025 and December 31, 2024, the Fund had assets totaling $31,868,095 and $44,248,217, respectively, with brokers and margin deposit requirements of $20,790,802 and $24,338,209, respectively.

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

Through its investments in debt securities, the Fund has exposure to U.S. and foreign enterprises. The following table presents the exposure at September 30, 2025.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners' Capital (Net Asset Value)
United States	$5,081,322	$4,888,978	$13,877,848	$9,435,840	$33,283,988	45.23%
Canada	—	—	1,029,291	—	1,029,291	1.40%
Ireland	—	697,177	—	—	697,177	0.95%
United Kingdom	—	695,868	1,033,496	—	1,729,364	2.35%
France	—	1,194,371	—	—	1,194,371	1.62%
Australia	—	699,823	—	—	699,823	0.95%
Total	$5,081,322	$8,176,217	$15,940,635	$9,435,840	$38,634,014	52.50%

The following table presents the exposure at December 31, 2024.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$8,314,008	$10,861,905	$20,831,013	$13,078,284	$53,085,210	49.10%
United Kingdom	—	1,296,693	3,015,128	—	4,311,821	3.98%
Canada	—	1,495,225	1,013,662	—	2,508,887	2.32%
Australia	—	699,188	—	—	699,188	0.65%
Total	$8,314,008	$14,353,011	$24,859,803	$13,078,284	$60,605,106	56.05%

9.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at September 30, 2025, the statements of operations, the statements of cash flows, and statement of changes in partners’ capital (net asset value) for the three and nine months ended September 30, 2025 and 2024, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at September 30, 2025, results of operations, cash flows and changes in partners’ capital (net asset value) for the three and nine months ended September 30, 2025 and 2024. The results of operations for the three and nine months ended September 30, 2025 and 2024 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three and nine months ended September 30, 2025 and 2024, assuming the unit was outstanding throughout the entire period:

	Three Months Ended September 30, 2025
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$3,491.85	$973.61	$6,033.31	$1,058.03	$1,014.32

Net realized and change in unrealized gain (loss) on investments (1)	136.39	38.02	235.47	41.37	39.62
Net investment income (loss) (1)	(14.41)	(0.50)	3.24	3.08	1.04
Total income (loss) from operations	121.98	37.52	238.71	44.45	40.66

Net asset value per unit, end of period	$3,613.83	$1,011.13	$6,272.02	$1,102.48	$1,054.98

Total return	3.49%	3.85%	3.96%	4.20%	4.01%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	5.58%	4.06%	3.80%	2.71%	3.50%
General Partner 1% allocation	0.04%	0.04%	0.04%	0.04%	0.04%
Net total expenses	5.62%	4.10%	3.84%	2.75%	3.54%

Net investment income (loss) (2) (3) (5)	(1.48)%	(0.05)%	0.37%	1.30%	0.56%

	Three Months Ended September 30, 2024
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per Unit, beginning of period	$4,566.46	$1,255.89	$7,750.41	$1,346.41	$1,300.42

Net realized and change in unrealized gain (loss) on investments (1)	(494.82)	(145.44)	(840.45)	(146.00)	(140.98)
Net investment income (loss) (1)	3.88	14.32	38.14	9.47	6.94
Total income (loss) from operations	(490.94)	(131.12)	(802.31)	(136.53)	(134.04)

Net asset value per unit, end of period	$4,075.52	$1,124.77	$6,948.10	$1,209.88	$1,166.38

Total return (4)	(10.75)%	(10.44)%	(10.35)%	(10.14)%	(10.31)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	4.72%	4.40%	2.90%	1.94%	2.70%
General Partner 1% allocation	(0.12)%	(0.30)%	(0.11)%	(0.11)%	(0.11)%
Net total expenses	4.60%	4.10%	2.79%	1.83%	2.59%

Net investment income (loss) (2) (3) (5)	(0.11)%	3.67%	1.70%	2.63%	1.88%

	Nine Months Ended September 30, 2025
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$4,010.26	$1,110.61	$6,867.44	$1,198.65	$1,153.41

Net realized and change in unrealized gain (loss) on investments (1)	(360.87)	(100.30)	(620.48)	(108.18)	(104.22)
Net investment income (loss) (1)	(35.56)	0.82	25.06	12.01	5.79
Total income (loss) from operations	(396.43)	(99.48)	(595.42)	(96.17)	(98.43)

Net asset value per unit, end of period	$3,613.83	$1,011.13	$6,272.02	$1,102.48	$1,054.98

Total return (4)	(9.89)%	(8.96)%	(8.67)%	(8.02)%	(8.53)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	5.53%	4.06%	3.72%	2.72%	3.50%
General Partner 1% allocation	(0.12)%	(0.10)%	(0.11)%	(0.09)%	(0.10)%
Net total expenses	5.41%	3.96%	3.61%	2.63%	3.40%

Net investment income (loss) (2) (3) (5)	(1.44)%	(0.02)%	0.38%	1.32%	0.58%

	Nine Months Ended September 30, 2024
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per Unit, beginning of period	$4,052.52	$1,106.83	$6,816.97	$1,178.69	$1,142.67

Net realized and change in unrealized gain (loss) on investments (1)	94.00	24.72	149.20	24.55	24.85
Net investment income (loss) (1)	(71.00)	(6.78)	(18.07)	6.64	(1.14)
Total income (loss) from operations	23.00	17.94	131.13	31.19	23.71

Net asset value per unit, end of period	$4,075.52	$1,124.77	$6,948.10	$1,209.88	$1,166.38

Total return (4)	0.57%	1.62%	1.92%	2.65%	2.07%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	6.53%	5.53%	4.68%	3.66%	4.47%
General Partner 1% allocation	0.01%	0.01%	0.02%	0.02%	0.03%
Net total expenses	6.54%	5.54%	4.70%	3.68%	4.50%

Net investment income (loss) (2) (3) (5)	(2.14)%	(0.72)%	(0.29)%	0.72%	(0.09)%

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

12. Subsequent Events

Subsequent to September 30, 2025, there were $0 of contributions and an estimated $1,044,557.53 of redemptions from the Fund.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of September 30, 2025 and third quarter 2025 gross performance contribution by sector was as follows

Risk Allocation	Net Position	Sector	Gross Performance Contribution
18%	Long	Agriculture	0.58%
16%	Short	Energies	(0.48)%
9%	Long	Metals	1.67%
23%	Long FX	Currencies	0.40%
20%	Long	Equity indices	1.08%
14%	Short	Interest rates	(1.00)%

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

Results of Operations

The returns for each Class of Units for the nine months ended September 30, 2025 and 2024 were:

Class of Units	2025	2024
Class A	(9.89)%	0.57%
Class A2	(8.96)%	1.62%
Class B	(8.67)%	1.92%
Class I	(8.02)%	2.65%
Class R	(8.53)%	2.07%

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

The LoCorr Futures Portfolio Fund declined in June as losses in energies and interest rates overshadowed gains in agricultural commodities, currencies, metals, and equities. The Fund finished with a net loss of (1.24)%, (1.12)%, (1.09)%, (1.01)% and (1.08)% for Class A, A2, B, I, and R Units, respectively.

July

July saw a continuation of the rotation back into risk assets as the S&P 500 Index was up +2.24%, bringing its year-to-date return to +8%. Markets rallied on the back of several trade agreements. Bond investors are assessing the implications of the “One Big Beautiful Bill” which is estimated to add $3.4T to the National Debt. Despite trade agreements and new legislation, debt sustainability and tariff implications remain in question. These concerns pushed bond returns down as the Bloomberg U.S. Aggregate Bond Index lost -0.26%. Outside of traditional asset classes, commodities were mixed. Energy products rose while metals and agricultural commodities fell. The U.S. Dollar reversed its decline against major foreign currencies as investors gained some clarity, temporarily, into the impact of tariffs and spending.

The LoCorr Futures Portfolio Fund posted a positive return in July as gains in energies, agricultural commodities, and equities overshadowed losses in interest rates, currencies, and metals. The Fund finished with a net loss of 1.33%, 1.45%, 1.49%, 1.56% and 1.50% for Class A, A2, B, I, and R Units, respectively.

August

Markets continued to move higher in August as the S&P 500 Index gained +2.03%, bringing its year-to-date return to +10.79%. Those gains came despite a shaky start to the month in which U.S. non-farm payrolls for July came in below expectations alongside downward revisions for May and June that were well above normal. Bonds also reacted favorably, as the Bloomberg U.S. Aggregate Bond Index rose +1.20%. The U.S. Dollar continued the trajectory it has followed for much of the year, falling -2.20% against a basket of major foreign currencies. Commodities generally benefited from that tailwind, though the energy complex closed the month with losses.

The LoCorr Futures Portfolio Fund posted a positive return in August as gains in equities, agricultural commodities, and metals outweighed losses in energy, interest rates, and currencies. The Fund finished with a net loss of (0.14)%, (0.02)%, 0.01%, 0.09% and 0.03% for Class A, A2, B, I, and R Units, respectively.

September

Markets continued to move higher in September as the S&P 500 Index gained +3.65% pushing its year-to-date return to +14.83% as the Fed began its rate cut cycle. Weak labor data and seemingly cooling inflation caused the Fed to ultimately cut rates by 25 bps on the 17th. Lower rates moved bonds higher as the Bloomberg U.S. Aggregate Bond Index rose +1.09%. The U.S. Dollar paused its downward trajectory as it was exactly flat (0.00%) against a basket of major foreign currencies. The Bloomberg Commodity index gained +2.15% as rate cut induced inflation fears pushed gold to all-time highs.

The LoCorr Futures Portfolio Fund posted a positive return in September as gains in metals, equities, agricultural commodities, and currencies outweighed losses in energy, and interest rates. The Fund finished with a net gain of 2.27%, 2.39%, 2.43%, 2.51% and 2.44% for Class A, A2, B, I, and R Units, respectively.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at September 30, 2025 and December 31, 2024. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	September 30, 2025		December 31, 2024
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$818,756	1.09%	$1,037,820	0.95%
Currencies	1,066,385	1.41	1,579,163	1.45%
Energy Products	713,884	0.95	705,641	0.65%
Stock indices	915,480	1.21	1,093,045	1.00%
Interest rate instruments	656,906	0.87	1,557,386	1.43%
Metals	419,191	0.56	485,822	0.45%
Total	$4,590,602	6.09%	$6,458,877	5.93%

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

The following were the primary trading risk exposures of the Fund as of September 30, 2025, by market sector.

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

The following represent non-trading risk exposures of the Fund as of September 30, 2025.

Foreign Currency Balances

The Fund’s primary foreign currency balances are in euros, Japanese yen, British pounds, Australian dollars, Hong Kong dollars and Canadian dollars. The Fund controls the non-trading risk of these balances by regularly converting these balances back into dollars (no less frequently than once a week).

U.S. Treasury Securities, U.S. and Foreign Government Sponsored Enterprise Notes, Commercial Paper, Corporate Notes and Asset Backed Securities

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at September 30, 2025 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended September 30, 2025. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended September 30, 2025 were as follows:

	July	August	September	Total
A Units
Units redeemed	(138.1796)	(164.6383)	(407.1431)	(709.9610)
Average net asset value per unit	$3,538.43	$3,533.52	$3,613.83	$3,580.53

A2 Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

B Units
Units redeemed	(221.3806)	(126.0707)	(56.4508)	(403.9021)
Average net asset value per unit	$6,122.91	$6,123.51	$6,272.02	$6,143.94

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

R Units
Units redeemed	—	(148.9321)	—	(148.9321)
Average net asset value per unit	$—	$1,029.83	$—	$1,029.83

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

Dated: November 13, 2025	LoCorr Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company LLC
General Partner

	By:	/s/ Kevin M. Kinzie
	Name:	Kevin M. Kinzie
	Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

	By:	/s/ Jon C. Essen
	Name:	Jon C. Essen
	Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)