Form 10-K
period 2025-12-31
LOCORR FUTURES PORTFOLIO FUND L.P.
filed 2026-03-25
CIK 861441

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2025

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

The Fund’s fiscal year ends each December 31 unless terminated earlier as provided in the Seventh Amended and Restated Limited Partnership Agreement (“Partnership Agreement”). At December 31, 2025, the capitalization of the Fund and net asset value per limited partner interest (“Units”) was as follows:

Class of Units	Capitalization	Net Asset Value per Unit
Class A	$44,383,536	$3,614.53
Class A2	8,895	1,014.85
Class B	19,411,434	6,301.31
Class I	274,413	1,110.24
Class R	5,102,833	1,060.43
Total	$69,181,111

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

Trading Advisors

As of February 27, 2026, the Trading Advisors of the Fund and the allocation of the Fund’s trading level are reflected as follows:

% of Total Allocations
Crabel Capital Management, LLC	33.4%
Millburn Ridgefield Corporation	17.5
Graham Capital Management, LP	14.9
Transtrend BV	13.8
R.G. Niederhoffer Capital Management, Inc.	11.1
East X, LLP	9.2
Fulcrum Asset Management LLP	0.0

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

Potential Increase in Leverage

The General Partner may increase the leverage used with a particular Trading Advisor by the use of notional funds. Notional funds are used when a Trading Advisor is instructed to trade an account according to its trading system under the assumption that the account is larger than the actual cash or securities on hand. This additional leverage, while creating additional profit potential which the General Partner feels may be appropriate with certain Trading Advisors in light of the Fund’s multi-trader diversification, also increases the risk of loss to the Fund. It is anticipated that the General Partner will allocate between $1 and $2 to the Trading Advisors for every $1 of equity in the Fund. Throughout 2025, the Fund maintained a notional trading level of approximately $1.60 for every $1 of equity in the Fund.

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

Holders

As of February 27, 2026, the number of holder of units by class were:

Unit Class	Unit Holders
A	660
A2	1
B	353
I	1
R	62

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

Recent Sales of Unregistered Securities and Use of Proceeds from Registered Securities

There were no sales of unregistered securities of the Fund during the year ended December 31, 2025.

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

Redemptions of Units during the fourth quarter 2025 were as follows:

	October	November	December	Total
A Units
Units redeemed	230.9203	217.1843	257.8284	705.9330
Average net asset value per unit	$3,599.13	$3,567.31	$3,614.53	$3,594.97

B Units
Units redeemed	87.5326	202.8299	13.8214	304.1839
Average net asset value per unit	$6,255.81	$6,209.73	$6,301.31	$6,227.15

R Units
Units redeemed	100.5614	—	—	100.5614
Average net asset value per unit	$1,052.43	$—	$—	$1,052.43

There were no redemptions of Class A2, or I Units during the fourth quarter.

Item 6.	Selected Financial Data

The following selected financial data of the Fund as of and for the years ended December 31, 2025, 2024, 2023, 2022, and 2021 is derived from the financial statements that have been audited by RSM US LLP, the Fund’s independent registered public accountant. This financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and with the Fund’s financial statements and notes thereto, included elsewhere in this Annual Report on Form 10-K.

Certain amounts in the selected financial information prior to 2024 have been reclassified to conform to the 2023 presentation without affecting previously reported partners’ capital (net asset value) or net income (loss).

	For the Year Ended December 31,
	2025	2024	2023	2022	2021
Income Statement Items
Net gain (loss) from trading	$(9,543,678)	$2,155,635	$(7,065,396)	$23,972,708	$19,254,765
Interest income	3,383,862	5,185,309	4,896,631	2,228,346	926,861
Net total expenses	(3,974,657)	(6,952,578)	(6,929,820)	(12,485,975)	(9,512,311)
Net income (loss)	$(10,134,473)	$388,366	$(9,098,585)	$13,715,079	$10,669,315
Balance Sheet Items
Total assets	$70,502,027	$109,716,323	$121,496,181	$153,866,876	$178,880,992
Total partners’ capital (net asset value)	$69,181,111	$108,117,453	$119,376,040	$151,824,418	$172,437,632
Class A Units
Net asset value per unit	$3,614.53	$4,010.26	$4,052.52	$4,372.11	$4,046.32
Increase (decrease) in net asset value per unit	$(395.73)	$(42.26)	$(319.59)	$325.79	$227.37
Total return	(9.87)%	(1.04)%	(7.31)%	8.05%	5.95%
Class A2 Units
Net asset value per unit	$1,014.85	$1,110.61	$1,106.83	$1,177.64	$1,074.85
Increase (decrease) in net asset value per unit	$(95.76)	$3.78	$(70.81)	$102.79	$74.40
Total return2	(8.62)%	0.34%	(6.01)%	9.56%	7.44%
Class A3 Units (began trading 7/1/19)
Net asset value per unit	$—	$—	$—	$—	$1,041.81
Increase (decrease) in net asset value per unit	$—	$—	$—	$175.50	$70.66
Total return1	—	—	—	16.85%	7.28%
Class B Units
Net asset value per unit	$6,301.31	$6,867.44	$6,816.97	$7,224.40	$6,567.70
Increase (decrease) in net asset value per unit	$(566.13)	$50.47	$(407.43)	$656.70	$478.78
Total return	(8.24)%	0.74%	(5.64)%	10.00%	7.86%
Class I Units
Net asset value per unit	$1,110.24	$1,198.65	$1,178.69	$1,237.43	$1,114.41
Increase (decrease) in net asset value per unit	$(88.41)	$19.96	$(58.74)	$123.02	$90.92
Total return	(7.38)%	1.69%	(4.75)%	11.04%	8.88%
Class R Units
Net asset value per unit	$1,060.43	$1,153.41	$1,142.67	$1,208.56	$1,096.53
Increase (decrease) in net asset value per unit	$(92.98)	$10.74	$(65.89)	$112.03	$81.95
Total return	(8.06)%	0.94%	(5.45)%	10.22%	8.08%

Results from past periods are not necessarily indicative of results that may be expected for any future period.

1 Class A3 Units were introduced in July 2019. Class A3 Units were fully redeemed July 1, 2022. Total return for 2022 is for the period from January 1, 2022 to June 30, 2022.

The following unaudited supplementary summarized quarterly data are presented for the three-months ended March 31, June 30, September 30 and December 31, 2025 and 2024.

	March 31, 2025
	Class A	Class A2	Class B	Class I	Class R
Net income (loss)	$(3,286,741)	$(431)	$(1,301,823)	$(12,151)	$(295,606)
Increase (decrease) in net asset value per unit	(190.60)	(49.29)	(297.13)	(49.16)	(49.35)
Net asset value per unit	3,819.66	1,061.32	6,570.31	1,149.49	1,104.06
Ending net asset value	64,399,302	9,303	27,529,187	284,114	6,612,384

	June 30, 2025
	Class A	Class A2	Class B	Class I	Class R
Net income (loss)	$(5,289,558)	$(769)	$(2,222,638)	$(22,607)	$(513,574)
Increase (decrease) in net asset value per unit	(327.81)	(87.71)	(537.00)	(91.46)	(89.74)
Net asset value per unit	3,491.85	973.61	6,033.31	1,058.03	1,014.32
Ending net asset value	47,890,443	8,534	22,756,972	261,507	5,134,033

	September 30, 2025
	Class A	Class A2	Class B	Class I	Class R
Net income (loss)	$1,647,151	$329	$851,150	$10,987	$202,031
Increase (decrease) in net asset value per unit	121.98	37.52	238.71	44.45	40.66
Net asset value per unit	3,613.83	1,011.13	6,272.02	1,102.48	1,054.98
Ending net asset value	46,893,067	8,863	21,229,060	272,494	5,182,689

	December 31, 2025
	Class A	Class A2	Class B	Class I	Class R
Net income (loss)	$(4,727)	$33	$76,574	$1,919	$25,978
Increase (decrease) in net asset value per unit	0.70	3.72	29.29	7.76	5.45
Net asset value per unit	3,614.53	1,014.85	6,301.31	1,110.24	1,060.43
Ending net asset value	44,383,536	8,895	19,411,434	274,413	5,102,833

	March 31, 2024
	Class A	Class A2	Class B	Class I	Class R
Net income (loss)	$12,030,126	$18,185	$5,221,800	$47,364	$1,141,633
Increase (decrease) in net asset value per unit	626.82	175.64	1,089.65	191.63	183.30
Net asset value per unit	4,679.34	1,282.47	7,906.62	1,370.32	1,325.97
Ending net asset value	87,656,132	132,784	37,245,736	338,696	8,221,950

	June 30, 2024
	Class A	Class A2	Class B	Class I	Class R
Net income (loss)	$(2,059,678)	$(2,752)	$(714,064)	$(5,909)	$(148,953)
Increase (decrease) in net asset value per unit	(112.88)	(26.58)	(156.21)	(23.91)	(25.55)
Net asset value per unit	4,566.46	1,255.89	7,750.41	1,346.41	1,300.42
Ending net asset value	83,595,475	130,032	35,795,486	332,786	7,787,404

	September 30, 2024
	Class A	Class A2	Class B	Class I	Class R
Net income (loss)	$(8,962,225)	$(13,955)	$(3,662,936)	$(33,747)	$(802,678)
Increase (decrease) in net asset value per unit	(490.94)	(131.12)	(802.31)	(136.53)	(134.04)
Net asset value per unit	4,075.52	1,124.77	6,948.10	1,209.88	1,166.38
Ending net asset value	73,126,927	9,857	31,836,100	299,039	6,984,726
	December 31, 2024
	Class A	Class A2	Class B	Class I	Class R
Net income (loss)	$(1,194,793)	$(123)	$(388,518)	$(2,774)	$(77,637)
Increase (decrease) in net asset value per unit	(65.26)	(14.16)	(80.66)	(11.23)	(12.97)
Net asset value per unit	4,010.26	1,110.61	6,867.44	1,198.65	1,153.41
Ending net asset value	70,212,384	9,733	30,691,082	296,265	6,907,989

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

The Fund’s exposures evolve dynamically based on the tactical opportunities perceived by the underlying systematic trading programs. As macroeconomic trends change course, for example becoming more bearish, we would expect the portfolio’s exposures to adapt accordingly. For example, the Fund’s current positioning has changed substantially from year end.

Results of Operations

The annual returns for each class of Units for the years ended December 31, 2025, 2024 and 2023 were:

Class of Units	2025	2024	2023
Class A	(9.87)%	(1.04)%	(7.31)%
Class A2	(8.62)%	0.34%	(6.01)%
Class B	(8.24)%	0.74%	(5.64)%
Class I	(7.38)%	1.69%	(4.75)%
Class R	(8.06)%	0.94%	(5.45)%

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

The LoCorr Futures Portfolio Fund declined in February as losses in currencies, agricultural commodities, energy, interest rates, and metals overshadowed gains in equities. The Fund finished with a net loss of (4.77)%, (4.66)%, (4.63)%, (4.55)% and (4.61)% for Class A, A2, B, I, and R Units, respectively.

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

The LoCorr Futures Portfolio Fund declined in March as losses in currencies, equities, and agricultural commodities overshadowed gains in metals. Performance in interest rates and energy products was negligible. The Fund finished with a net loss of (0.91)%, (0.80)%, (0.77)%, (0.69)% and (0.75)% for Class A, A2, B, I, and R Units, respectively.

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

The LoCorr Futures Portfolio Fund declined in April as losses in equities, currencies, energy products, metals, and agricultural commodities overshadowed gains in interest rates. . The Fund finished with a net loss of (5.43)%, (5.32)%, (5.29)%, (5.22)% and (5.27)% for Class A, A2, B, I, and R Units, respectively.

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

The LoCorr Futures Portfolio Fund posted a positive return in July as gains in energies, agricultural commodities, and equities overshadowed losses in interest rates, currencies, and metals. The Fund finished with a net gain of 1.33%, 1.45%, 1.49%, 1.56% and 1.50% for Class A, A2, B, I, and R Units, respectively.

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

October

Markets continued to move higher in October as the S&P 500 Index gained +2.34% pushing its year-to-date return to +17.52% as the Federal Reserve (“Fed”) continued its rate-cutting cycle. Despite limited data due to the government shutdown, the Fed cut rates again by 25 bps on the 29th. Lower rates moved bonds higher as the Bloomberg U.S. Aggregate Bond Index rose +0.62%. The U.S. Dollar reversed its downward trajectory as it gained +2.08% against a basket of major foreign currencies. The Bloomberg Commodity Index gained +2.89% as rate cut-induced inflation fears pushed gold to all-time highs once again.

The LoCorr Futures Portfolio Fund posted a negative return in October as losses in energy, agricultural commodities, interest rates, and currencies outweighed gains in equities and metals.. Overall, the Fund finished the month with a net loss of (0.41)%, (0.29)%, (0.26)%, (0.18)% and (0.24)% for Class A, A2, B, I and R Units, respectively.

November

Markets moved slightly higher in November as the S&P 500 Index gained +0.25%, pushing its year-to-date return to +17.81% as the 43-day U.S. government shutdown came to an end during the month. The shutdown created some ambiguity with economic data which resulted in uncertainty regarding the Federal Reserve’s policy path going forward. Regardless, rates moved lower and the Bloomberg U.S. Aggregate Bond Index rose +0.62%. The U.S. Dollar fell marginally -0.35% against a basket of major foreign currencies. The Bloomberg Commodity Index gained +3.20% as market uncertainty and inflation fears pushed gold to all-time highs once again.

The LoCorr Futures Portfolio Fund posted a negative return in November as losses in equities, interest rates, energy, and agricultural commodities outweighed gains in metals and currencies. Overall, the Fund finished the month with a net loss of (0.88)%, (0.77)%, (0.74)%, (0.66)% and (0.72)% for Class A, A2, B, I and R Units, respectively.

December

Markets moved slightly higher in December as the S&P 500 Index gained +0.06%, pushing its year-to-date return to +17.88% as the Federal Reserve (“Fed”) cut rates by a quarter point bringing the federal funds rate to 3.50%-3.75% in the face of persistent inflation and missing data caused by the government shutdown in the prior month. Despite a lower fed funds rate, the Bloomberg U.S. Aggregate Bond Index fell -0.15%. The Fed rate cut contributed to the U.S. Dollar’s -1.14% decline against a basket of major foreign currencies. The Bloomberg Commodity Index fell -0.32% despite market uncertainty and inflation fears that pushed gold to all-time highs once again.

The LoCorr Futures Portfolio Fund posted a positive return in December as gains in metals, currencies, and equities outweighed losses in interest rates, energy, and agricultural commodities. Overall, the Fund finished the month with a net gain of 1.32%, 1.44%, 1.47%, 1.55% and 1.49% for Class A, A2, B, I and R Units, respectively.

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

The following were the primary trading risk exposures of the Fund as of December 31, 2025, by market sector.

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

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The following were the significant non-trading risk exposures of the Fund as of December 31, 2025 and 2024.

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

Evaluation of Disclosure Controls and Procedures

The General Partner of the Fund, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at December 31, 2025 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Management assessed the effectiveness of the Fund’s internal control over financial reporting as of December 31, 2025, based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework published in 2013. Based on that assessment, management concluded that, as of December 31, 2025, the Fund’s internal control over financial reporting is effective based on the criteria established in Internal Control-Integrated Framework published in 2013.

Changes in Internal Control Over Financial Reporting

There has been no change in internal control over financial reporting that occurred during the year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Section 16 (A) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires that reports of beneficial ownership of limited partner interests and changes in such ownership be filed with the SEC by Section 16 “reporting persons.” The Fund is required to disclose in this annual report on Form 10-K each reporting person whom it knows to have failed to file any required reports under Section 16(a) on a timely basis during the year ended December 31, 2025. During the year ended December 31, 2025, all reporting persons complied with all Section 16(a) filing requirements applicable to them.

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

The following fees were paid by the Fund to the General Partner:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears. During 2025, 2024 and 2023, the General Partner earned $1,266,734, $1,825,047, and $2,086,653, respectively, in General Partner management fees.

▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of new profits of the Class I Units. The general partner performance fee is payable quarterly in arrears. During 2025, 2024 and 2023, the General Partner did not earn any General Partner performance fees.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. Such amounts are included in selling agent and broker dealer servicing fees – General Partner in the statements of operations. The General Partner, in turn, pays the selling agent fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fee are retained by the General Partner. During 2025, 2024 and 2023, the General Partner earned $1,086,313, $1,597,770 and $1,851,819, respectively, in selling agent fees.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units and such amounts are included in selling agent and broker dealer servicing fees – General Partner in the statements of operations. The General Partner, in turn, pays the fee to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fee are retained by the General Partner. During 2025, 2024 and 2023, the General Partner earned $48,617, $68,163 and $77,316, respectively, in broker dealer servicing fees.

▪	Administrative Fee – each class of Units incurs a monthly General Partner administrative fee equal to 1/12th of 0.45% of Fund net assets at the end of each month, payable in arrears. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other commodity pools with which the Fund may have investments). The General Partner uses a portion of this fee to pay third party service providers. During 2025, 2024 and 2023, the General Partner earned $380,779, $548,428 and $626,921, respectively, in administrative fees.

Additionally, each year the General Partner receives from the Fund 1% of any net income earned by the Fund or pays to the Fund 1% of any net loss incurred by the Fund. For the years ended December 31, 2025, 2024 and 2023, the General Partner received from or paid the Fund the following amounts:

Year	Received from the Fund	Paid to the Fund
2025	$—	$102,368
2024	$3,923	$—
2023	$—	$91,905
Total	$3,923	$194,273

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The Fund has no officers or directors as its affairs are managed by the General Partner, and there are no securities authorized for issuance under an equity compensation plan.

At February 27, 2026, the General Partner did not own any Units; however, a Principal of the General Partner had the following investment in the Fund: 13.9977 Class B Units with a Value of $88,204 as of December 31, 2025. The General Partner does participate in the profits or losses of the Fund through its general partner 1 percent allocation, in which it receives 1 percent of the profits or losses of the Fund.

At February 27, 2026, no person or group is known to have been the beneficial owner of more than 5% of the Units.

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

The following table sets forth the fees billed to the Fund for professional audit services provided by RSM US LLP, the Fund’s independent registered public accountant, for the audits of the Fund’s annual financial statements for the years ended December 31, 2025 and 2024, and fees billed for other professional services rendered by RSM US LLP during those years.

Fee Category	2025	2024
Audit fees(1)	$295,000	$281,400
Audit-related fees	—	—
Tax fees(2)	39,000	36,000
All other fees	—	—
Total fees	$334,000	$317,400

(1)	Audit fees consist of fees for professional services rendered for the audit of the Fund’s financial statements and review of financial statements included in the Fund’s quarterly reports, as well as services normally provided by the independent accountant in connection with statutory and regulatory filings or engagements.

(2)	Tax fees consist of fees for the preparation of original tax returns.

The General Partner’s Board of Directors pre-approves all audit and permitted non-audit services of the Fund’s independent accountants, including all engagement fees and terms. The General Partner’s Board of Directors approved all the services provided by RSM US LLP during 2025 and 2024 to the Fund described above. The General Partner’s Board of Directors has determined that the payments made to RSM US LLP for these services during 2025 and 2024 are compatible with maintaining that firm’s independence.

Our independent registered public accounting firm is RSM US LLP, Chicago, IL, Auditor ID: 49.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Financial Statements

LoCorr Futures Portfolio Fund, Limited Partnership

Report of Independent Registered Public Accounting Firm

Statements of Financial Condition as of December 31, 2025 and 2024

Condensed Schedule of Investments as of December 31, 2025

Condensed Schedule of Investments as of December 31, 2024

Statements of Operations for the Years Ended December 31, 2025, 2024 and 2023

Statements of Cash Flows for the Years Ended December 31, 2025, 2024 and 2023

Statements of Changes in Partners’ Capital (Net Asset Value) for the Years Ended December 31, 2025, 2024 and 2023

Notes to Financial Statements

Financial statement schedules not included in this Form 10-K have been omitted for the reason that they are not required or are not applicable or that equivalent information has been included in the financial notes or statements thereto.

Exhibits.

The following exhibits are filed herewith or incorporated by reference.

Exhibit No.	Description of Exhibit
1.1(a)	Form of Selling Agreement
3.1(a)	Maryland Certificate of Limited Partnership.
4.1(a)	Limited Partnership Agreement.
10.1(a)	Form of Subscription Agreement
16.1(a)	Letter regarding change in certifying accountant
31.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certification of Chief Executive Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002
32.02	Certification of Chief Financial Officer of the General Partner in accordance with Section 906 of the Sarbanes-Oxley Act of 2002

(a)	Incorporated by reference to the corresponding exhibit to the Registrant’s registration statement (File no. 000-50728) filed on April 29, 2004 on Form 10 under the 1934 Act, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the General Partner of the Registrant in the capacities and on the date indicated.

Name	Title	Date
/s/ Kevin Kinzie Kevin Kinzie	Chief Executive Officer and managing member of the General Partner	March 25, 2026
/s/ Jon Essen Jon Essen	Chief Financial Officer of the General Partner	March 25, 2026

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated March 25, 2026	LoCorr Futures Portfolio Fund, Limited Partnership

	By:	Steben & Company, LLC
General Partner

By:	/s/ Kevin Kinzie
Name:	Kevin Kinzie
Title:	Chief Executive Officer and managing member of the General Partner

Report of Independent Registered Public Accounting Firm

Partners of LoCorr Futures Portfolio Fund, Limited Partnership

Opinion on the Financial Statements

We have audited the accompanying statements of financial condition, including the condensed schedules of investments, of LoCorr Futures Portfolio Fund, Limited Partnership (the Fund) as of December 31, 2025 and 2024, the related statements of operations, changes in partners’ capital (net asset value), and cash flows for each of the three years in the period ended December 31, 2025, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Fund as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Chicago, Illinois

March 25, 2026

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Financial Condition

December 31, 2025 and 2024

	2025	2024
Assets
Equity in broker trading accounts
Cash (restricted cash of $14,677,488 and $24,388,209)	$28,104,634	$41,794,802
Net unrealized gain (loss) on open futures contracts	1,342,887	1,216,130
Net unrealized gain (loss) on open forward currency contracts	379,928	1,237,285
Total equity in broker trading accounts	29,827,449	44,248,217
Cash and cash equivalents	3,959,569	2,390,015
Investment in private investment company, at fair value (cost$ 4,237,264 and $4,237,264)	1,904,842	2,312,982
Investment in securities, at fair value (cost$ 34,187,569 and $60,029,157)	34,531,669	60,605,106
General Partner 1% allocation receivable	102,368	—
Exchange membership, at fair value (cost$ 189,000 and $189,000)	169,750	160,000
Dividend receivable	6,380	3
Total assets	$70,502,027	$109,716,323

Liabilities and Partners' Capital (Net Asset Value) Liabilities
Trading Advisor management fees payable	$80,580	$128,719
Trading Advisor incentive fees payable	46	202,916
Commissions and other trading fees payable on open contracts	13,262	21,656
Cash Managers fees payable	15,365	21,704
General Partner management and performance fees payable	87,807	136,449
General Partner 1% allocation payable	—	3,923
Selling Agent payable - General Partner	75,768	118,362
Broker dealer servicing fees payable - General Partner	3,255	5,178
Administrative fee payable - General Partner	25,177	39,779
Interest payable	634	15,285
Redemption payable	1,019,022	904,899
Total liabilities	1,320,916	1,598,870

Partners' Capital (Net Asset Value)
Class A Interests – 12,279.1965 and 17,508.2067 units outstanding at December 31, 2025 and December 31, 2024, respectively	44,383,536	70,212,384
Class A2 Interests – 8.7653 and 8.7653 units outstanding at December 31, 2025 and December 31, 2024, respectively	8,895	9,733
Class B Interests – 3,080.5412 and 4,469.0732 units outstanding at December 31, 2025 and December 31, 2024, respectively	19,411,434	30,691,082
Class I Interests – 247.1650 and 247.1650 units outstanding at December 31, 2025 and December 31, 2024, respectively	274,413	296,265
Class R Interests – 4,812.0445 and 5,989.1724 units outstanding at December 31, 2025 and December 31, 2024, respectively	5,102,833	6,907,989
Total partners' capital (net asset value)	69,181,111	108,117,453

Total liabilities and partners' capital (net asset value)	$70,502,027	$109,716,323

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2025

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$1,000,000	4/30/26	U.S. Treasury Bond	4.88%	$1,012,451	1.46%
1,000,000	8/31/26	U.S. Treasury Bond	3.75%	1,013,796	1.47%
1,000,000	8/31/28	U.S. Treasury Bond	4.38%	1,036,076	1.50%
Total U.S. Treasury securities (cost: $3,032,228)				3,062,323	4.43%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Beverages
$700,000	1/14/26	Brown-Forman Corporation	3.53%	$699,039	1.01%
Chemicals
700,000	2/4/26	Chevron Phillips Chemical Company LLC	3.80%	697,422	1.01%
Diversified financial services
500,000	2/18/26	Cabot Trail Funding LLC	3.95%	497,327	0.72%
600,000	1/16/26	Columbia Funding Company, LLC	3.64%	599,030	0.86%
700,000	1/15/26	DCAT, LLC	3.80%	698,892	1.01%
600,000	2/12/26	Gotham Funding Corporation	3.95%	597,186	0.86%
700,000	1/12/26	Intercontinental Exchange, Inc.	3.55%	699,172	1.01%
500,000	3/13/26	LSEG US Fin Corp.	3.90%	496,134	0.72%
700,000	2/3/26	National Rural Utilities Cooperative Finance Corporation	3.70%	697,562	1.01%
Manufacturing
700,000	1/29/26	Enbridge (U.S.) Inc.	3.79%	697,871	1.01%
Water
700,000	1/8/26	American Water Capital Corporation	3.35%	699,479	1.01%
Total U.S. commercial paper (cost: $7,061,456)				7,079,114	10.23%

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2025

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Commercial Paper
Banks
$500,000	3/3/26	LMA S.A.	3.95%	$496,620	0.72%
700,000	1/5/26	Oversea-Chinese Banking Corporation Limited	3.19%	699,690	1.01%
600,000	1/23/26	Royal Bank of Canada	3.84%	598,533	0.87%
Energy
800,000	1/7/26	Saudi Arabian Oil Company	3.41%	799,471	1.15%
Total foreign commercial paper (cost: $2,585,398)				2,594,314	3.75%
Total commercial paper (cost: $9,646,854)				9,673,428	13.98%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,500,000	3/11/27	Bank of America Corporation	1.66%	$1,497,566	2.16%
1,000,000	3/18/27	Goldman Sachs Bank USA	5.28%	1,015,888	1.47%
1,000,000	5/13/27	PNC Bank	4.54%	1,006,857	1.46%
Computers
950,000	9/25/26	Hewlett Packard Enterprise Company	4.45%	962,762	1.39%
Diversified financial services
1,500,000	11/15/28	Atlas Whse Lending Co LP	4.63%	1,513,758	2.20%
1,350,000	4/24/28	State Street Corporation	4.54%	1,371,568	1.98%
Energy
500,000	1/29/26	NextEra Energy Capital Holdings, Inc.	4.95%	510,705	0.74%
Software
1,250,000	11/15/27	Oracle Corporation	3.25%	1,227,712	1.77%
Telecommunications
1,500,000	3/1/27	AT&T Inc.	4.25%	1,524,526	2.20%
1,112,000	3/16/27	Verizon Communications Inc.	4.13%	1,127,834	1.63%
Total U.S. corporate notes (cost: $11,521,506)				11,759,176	17.00%

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2025

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$750,000	12/11/26	The Toronto-Dominion Bank	5.26%	$761,593	1.10%
Diversified financial services
1,000,000	5/8/28	Marex Group plc	5.83%	1,025,604	1.48%
Total foreign corporate notes (cost: $1,750,000)				1,787,197	2.58%
Total corporate notes (cost: $13,271,506)				13,546,373	19.58%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
324,595	12/15/28	Ally Auto Receivables Trust 2024-1	5.08%	327,421	0.47%
723,640	5/20/27	GM Financial Automobile Leasing Trust 2025-1	4.54%	726,335	1.05%
489,194	6/16/28	GM Financial Consumer Automobile Receivables Trust 2023-3	5.45%	493,892	0.71%
450,000	3/15/29	LAD Auto Receivables Trust 2024-3	4.52%	452,330	0.65%
386,803	4/15/27	Nissan Auto Lease Trust 2024-A	4.91%	388,586	0.56%
925,000	9/20/27	Toyota Lease Owner Trust 2024-B	4.21%	927,832	1.35%
Credit cards
525,000	9/15/26	American Express Credit Account Master Trust	5.23%	531,381	0.77%
460,000	5/15/26	American Express Credit Account Master Trust , series 2023-1	4.87%	462,609	0.67%
1,400,000	5/15/28	Capital One Multi-Asset Execution Trust, Series 2023-1	4.42%	1,405,244	2.03%
675,000	3/15/28	Discover Card Execution Note Trust, Series 2023-1	4.31%	676,947	0.98%
Equipment
565,080	8/20/27	Dllad 2024-1 LLC	5.50%	568,454	0.82%
14,917	6/13/28	Mmaf Equipment Finance Llc 2021-A	0.56%	14,851	0.02%
737,000	1/22/29	Verizon Master Trust 2023-1 Fund	4.49%	740,455	1.07%
530,000	10/16/28	Volvo Financial Equipment LLC, Series 2024-1	4.29%	533,208	0.77%
Total U.S. asset backed securities (cost: $8,236,981)				8,249,545	11.92%
Total investments in securities (cost: $34,187,569)				$34,531,669	49.91%

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2025

Description	Fair Value	% of Partners' Capital (Net Asset Value)
OPEN FUTURES CONTRACTS[2]
Long U.S. Futures Contracts
Agricultural commodities	$(11,861)	(0.02)%
Currencies	15,354	0.02%
Energy	(66,060)	(0.10)%
Equity indices	(138,491)	(0.20)%
Interest rate instruments	(208,628)	(0.30)%
Metals[2]	9,034,885	13.07%
Net unrealized gain (loss) on open long U.S. futures contracts	8,625,199	12.47%

Short U.S. Futures Contracts
Agricultural commodities	224,700	0.32%
Currencies	(6,873)	(0.01)%
Energy	49,860	0.07%
Equity indices	5,875	0.01%
Interest rate instruments	807	0.00%
Metals[2]	(7,960,857)	(11.50)%
Net unrealized gain (loss) on open short U.S. futures contracts	(7,686,488)	(11.11)%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	938,711	1.36%

Long Foreign Futures Contracts
Agricultural commodities	431	0.00%
Currencies	5,119	0.01%
Energy	89,754	0.13%
Equity indices	165,135	0.24%
Interest rate instruments	(159,024)	(0.23)%
Metals	94,547	0.13%
Net unrealized gain (loss) on open long foreign futures contracts	195,962	0.28%

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2025

Description	Fair Value	% of Partners' Capital (Net Asset Value)
OPEN FUTURES CONTRACTS[2] (continued)
Short Foreign Futures Contracts
Agricultural commodities	$37,107	0.05%
Currencies	33,187	0.05%
Energy	12,940	0.02%
Equity indices	(14,429)	(0.02)%
Interest rate instruments	139,409	0.20%
Net unrealized gain (loss) on open short foreign futures contracts	208,214	0.30%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	404,176	0.58%

Net unrealized gain (loss) on open futures contracts	$1,342,887	1.94%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$482,380	0.70%
Short	(236,366)	(0.34)%
Net unrealized gain (loss) on open U.S. forward currency contracts	246,014	0.36%

Foreign Forward Currency Contracts
Long	125,993	0.18%
Short	7,921	0.01%
Net unrealized gain (loss) on open foreign forward currency contracts	133,914	0.19%

Net unrealized gain (loss) on open forward currency contracts	$379,928	0.55%

INVESTMENT IN PRIVATE INVESTMENT COMPANY[3]
Galaxy Plus Fund - East Alpha Feeder Fund (548) LLC (cost: $4,237,264)	$1,904,842	2.75%

[1]	Represents the annualized yield at date of purchase for discount securities or the stated coupon rate for coupon-bearing securities.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

[3]	Private investment company is a separate series that is part of the Galaxy Plus Managed Account Platform (Platform), which is sponsored by New Hyde Park Alternative Funds, LLC (Sponsor). Each series on the Platform invests in Master Fund that allocates assets to a Commodity Trading Advisor (“CTA”). The CTA of our master fund investment trades global commodities markets primarily through futures contracts. The CTA is paid a management fee of up to 1.00% and a 20% share of the trading profits which are included in the net asset value of the underlying investment. The Fund may redeem any portion of its investment on a daily basis. Any requested redemption will be satisfied within two days. There are no restrictions on liquidity for the Fund.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2024

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$1,000,000	2/15/25	U.S. Treasury Bond	2.00%	$1,004,585	0.93%
1,250,000	4/30/25	U.S. Treasury Bond	3.88%	1,256,343	1.16%
1,000,000	5/31/25	U.S. Treasury Bond	4.25%	1,003,424	0.93%
1,000,000	10/31/25	U.S. Treasury Bond	5.00%	1,014,345	0.94%
1,000,000	4/30/26	U.S. Treasury Bond	4.88%	1,016,162	0.94%
1,000,000	8/31/26	U.S. Treasury Bond	3.75%	1,005,085	0.93%
1,150,000	5/15/27	U.S. Treasury Bond	4.50%	1,162,649	1.07%
850,000	8/15/27	U.S. Treasury Bond	3.75%	851,415	0.79%
Total U.S. Treasury securities (cost: $8,321,965)				8,314,008	7.69%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$700,000	1/3/25	Analog Devices, Inc.	3.08%	$699,820	0.65%
Banks
700,000	3/26/25	Mizuho Bank Ltd., New York Branch	4.45%	692,724	0.64%
Beverages
700,000	2/13/25	Brown-Forman Corporation	4.42%	696,238	0.64%
Diversified financial services
700,000	2/7/25	Cabot Trail Funding LLC	4.52%	696,676	0.64%
700,000	1/21/25	Citigroup Global Markets Inc.	4.48%	698,176	0.65%
700,000	2/13/25	DCAT, LLC	4.57%	696,112	0.64%
800,000	1/9/25	Gotham Funding Corporation	4.18%	799,164	0.74%
700,000	1/24/25	National Rural Utilities Cooperative Finance Corporation	4.38%	697,961	0.65%
700,000	3/11/25	Sheffield Receivables Company LLC	4.51%	693,909	0.64%
Energy
600,000	1/15/25	NiSource Inc.	4.29%	598,929	0.55%
800,000	1/6/25	NSTAR Electric Company	3.89%	799,481	0.74%
Food
800,000	1/16/25	Archer Daniels Midland Company	4.32%	798,467	0.74%
Manufacturing
800,000	1/10/25	Cintas Corporation	4.20%	799,068	0.74%
Media
800,000	2/11/25	The Walt Disney Company	4.51%	795,809	0.74%
Water
700,000	1/8/25	American Water Capital Corporation	4.05%	699,371	0.65%
Total U.S. commercial paper (cost: $10,823,660)				10,861,905	10.05%

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2024

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Banks
$700,000	1/29/25	The Toronto-Dominion Bank	4.32%	$697,572	0.65%
Diversified financial services
800,000	1/23/25	Brookfield Corporate Treasury Ltd.	4.60%	797,653	0.73%
700,000	1/15/25	Experian Finance plc	4.39%	698,721	0.65%
600,000	1/27/25	Lsega Financing Plc	4.52%	597,972	0.55%
Telecommunications
700,000	1/10/25	Telstra Group Limited	4.18%	699,188	0.65%
Total foreign commercial paper (cost: $3,478,317)				3,491,106	3.23%
Total commercial paper (cost: $14,301,977)				14,353,011	13.28%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$2,000,000	3/11/27	Bank of America Corporation	1.66%	$1,937,494	1.79%
2,750,000	1/26/26	KeyBank National Association	4.70%	2,796,354	2.59%
1,000,000	3/18/27	Goldman Sachs Bank USA	5.28%	1,018,940	0.94%
2,000,000	12/8/26	JPMorgan Chase Bank, National Association	5.11%	2,024,145	1.87%
Computers
950,000	9/25/26	Hewlett Packard Enterprise Company	4.45%	953,925	0.88%
Diversified financial services
2,000,000	1/20/27	Morgan Stanley	3.63%	1,993,832	1.85%
1,500,000	2/5/27	National Rural Utilities Cooperative Finance Corporation	4.80%	1,535,242	1.42%
Energy
1,000,000	6/1/25	DTE Energy Company	1.05%	985,557	0.91%
1,500,000	1/29/26	NextEra Energy Capital Holdings, Inc.	4.95%	1,533,720	1.42%
Machinery
2,000,000	1/10/25	John Deere Capital Corporation	1.25%	2,010,297	1.86%
Pharmaceuticals
1,000,000	3/2/25	Amgen Inc.	5.25%	1,018,407	0.94%
Software
1,000,000	4/4/27	Adobe Inc.	4.85%	1,016,309	0.94%
Telecommunications
2,000,000	3/1/27	AT&T Inc.	4.25%	2,006,791	1.86%
Total U.S. corporate notes (cost: $20,491,733)				20,831,013	19.27%

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2024

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,000,000	12/11/26	The Toronto-Dominion Bank	5.26%	$1,013,662	0.94%
Diversified financial services
3,000,000	1/13/25	UBS AG, London Branch	1.38%	3,015,128	2.79%
Total foreign corporate notes (cost: $3,948,550)				4,028,790	3.73%
Total corporate notes (cost: $24,440,283)				24,859,803	23.00%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
84,772	9/15/26	Capital One Prime Auto Receivables Trust 2021-1	0.77%	83,816	0.08%
128,624	6/15/26	CarMax Auto Owner Trust 2021-3	0.55%	127,512	0.12%
236,085	4/26/27	Chase Auto Owner Trust 2024-1	5.48%	237,016	0.22%
512,612	5/25/27	Chase Auto Owner Trust 2024-2	5.66%	515,306	0.48%
70,722	6/15/26	Ford Credit Auto Owner Trust 2022-A	1.29%	70,247	0.06%
650,000	11/20/26	GM Financial Automobile Leasing Trust 2023-3	5.38%	654,430	0.61%
1,322,724	9/21/26	GM Financial Automobile Leasing Trust 2024-2	5.43%	1,331,329	1.23%
335,681	11/16/26	Mercedes-Benz Auto Receivables Trust 2023-2	5.92%	337,651	0.31%
53,035	2/16/27	Santander Drive Auto Receivables Trust 2023-4	6.18%	53,250	0.05%
79,398	7/15/27	Santander Drive Auto Receivables Trust 2023-5	6.31%	79,771	0.07%
256,673	9/15/27	Santander Drive Auto Receivables Trust 2024-2	5.80%	258,024	0.24%
214,161	1/20/26	Sbna Auto Lease Trust 2024 - A Fund	5.45%	214,780	0.20%
222,456	9/15/26	Toyota Auto Receivables 2022-B Owner Trust	2.93%	221,408	0.20%
199,856	7/22/26	Toyota Lease Owner Trust 2024-A	5.33%	200,461	0.19%
Credit cards
2,000,000	5/15/25	American Express Credit Account Master Trust	3.39%	1,994,709	1.84%
405,000	8/15/25	American Express Credit Account Master Trust 2022-3	3.75%	403,794	0.37%
460,000	5/15/26	American Express Credit Account Master Trust , series 2023-1	4.87%	463,253	0.43%
65,000	6/16/25	BA Credit Card Trust, Series 2022-1	3.53%	64,802	0.06%
435,000	4/17/28	BA Credit Card Trust, Series 2022-2	5.00%	436,266	0.40%
1,000,000	3/17/25	Capital One Multi-Asset Execution Trust, Series 2022-1	2.80%	997,533	0.92%
600,000	5/15/25	Capital One Multi-Asset Execution Trust, Series 2022-2	3.49%	598,377	0.55%
1,100,000	5/15/28	Capital One Multi-Asset Execution Trust, Series 2023-1	4.42%	1,102,134	1.02%
500,000	12/8/27	Citibank Credit Card Issuance Trust	5.23%	505,072	0.47%
Equipment
62,171	3/14/29	CCG Receivables Trust 2021-2	0.54%	61,882	0.06%
1,495,511	8/20/27	Dllad 2024-1 LLC	5.50%	1,506,688	1.39%
288,965	6/13/28	Mmaf Equipment Finance Llc 2021-A	0.56%	284,099	0.26%
275,000	7/20/28	Verizon Master Trust	1.53%	274,674	0.25%
Total U.S. asset backed securities (cost: $12,964,932)				13,078,284	12.08%
Total investments in securities (cost: $60,029,157)				$60,605,106	56.05%

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2024

Description	Fair Value	% of Partners’ Capital (Net Asset Value)

Open Futures Contracts[2]
Long U.S. Futures Contracts
Agricultural commodities	$1,175,095	1.09%
Currencies	(191,687)	(0.18)%
Energy	340,781	0.32%
Equity indices	(376,432)	(0.35)%
Interest rate instruments	(22,552)	(0.02)%
Metals	(3,774,110)	(3.50)%
Net unrealized gain (loss) on open long U.S. futures contracts	(2,848,905)	(2.64)%

Short U.S. Futures Contracts
Agricultural commodities	(256,648)	(0.24)%
Currencies	607,925	0.56%
Energy	(159,614)	(0.15)%
Equity indices	75,465	0.07%
Interest rate instruments	483,044	0.46%
Metals	3,618,404	3.34%
Net unrealized gain (loss) on open short U.S. futures contracts	4,368,576	4.04%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	1,519,671	1.40%

Long Foreign Futures Contracts
Agricultural commodities	339,585	0.31%
Currencies	221,706	0.21%
Energy	70,980	0.07%
Equity indices	(269,186)	(0.25)%
Interest rate instruments	(657,110)	(0.61)%
Metals	46,553	0.04%
Net unrealized gain (loss) on open long foreign futures contracts	(247,472)	(0.23)%

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

December 31, 2024

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
Open Futures Contracts[2] (continued)
Short Foreign Futures Contracts
Agricultural commodities	$(42,416)	(0.04)%
Currencies	(45,765)	(0.04)%
Energy	(130,618)	(0.12)%
Equity indices	21,706	0.02%
Interest rate instruments	141,024	0.13%
Net unrealized gain (loss) on open short foreign futures contracts	(56,069)	(0.05)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	(303,541)	(0.28)%

Net unrealized gain (loss) on open futures contracts	$1,216,130	1.12%

OPEN FORWARD CURRENCY CONTRACTS[2]
U.S. Forward Currency Contracts
Long	$(1,042,592)	(0.96)%
Short	2,211,210	2.04%
Net unrealized gain (loss) on open U.S. forward currency contracts	1,168,618	1.08%

Foreign Forward Currency Contracts
Long	14,592	0.01%
Short	54,075	0.05%
Net unrealized gain (loss) on open foreign forward currency contracts	68,667	0.06%

Net unrealized gain (loss) on open forward currency contracts	$1,237,285	1.14%

INVESTMENT IN PRIVATE INVESTMENT COMPANY[3]
Galaxy Plus Fund - East Alpha Feeder Fund (548) LLC (cost: $4,237,264)	$2,312,982	2.14%

[1]	Represents the annualized yield at date of purchase for discount securities or the stated coupon rate for coupon-bearing securities.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

[3]	Private investment company is a separate series that is part of the Galaxy Plus Managed Account Platform (Platform), which is sponsored by New Hyde Park Alternative Funds, LLC (Sponsor). Each series on the Platform invests in Master Fund that allocates assets to a Commodity Trading Advisor (“CTA”). The CTA of our master fund investment trades global commodities markets primarily through futures contracts. The CTA is paid a management fee of up to 1.00% and a 20% share of the trading profits which are included in the net asset value of the underlying investment. The Fund may redeem any portion of its investment on a daily basis. Any requested redemption will be satisfied within two days. There are no restrictions on liquidity for the Fund.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Operations

Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures, futures options, swaps and forward contracts	$(7,748,056)	$(286,067)	$(505,837)
Investment in private investment company	—	—	(11,736)
Investments in securities	303,543	(163,994)	(729,841)
Net change in unrealized gain (loss) on:
Futures, futures options, swaps and forward contracts	(730,600)	4,915,153	(4,891,977)
Investment in private investment company	(408,140)	(1,935,200)	(2,145,513)
Investments in securities	(116,559)	669,011	2,215,424
Exchange membership	9,750	46,000	(73,000)
Brokerage commissions and trading expenses	(853,616)	(1,089,268)	(922,916)
Net realized and change in unrealized gain (loss) on investments	(9,543,678)	2,155,635	(7,065,396)

Net Investment Income (Loss)
Income
Dividends and interest income	3,383,862	5,185,309	4,896,631

Expenses
Trading Advisor management fees	1,206,533	1,728,779	1,944,813
Trading Advisor incentive fees	647	1,074,381	310,713
Cash Managers fees	87,402	106,087	123,490
General Partner management and performance fees	1,266,734	1,825,047	2,086,653
Selling agent fees - General Partner	1,086,313	1,597,770	1,851,819
Broker dealer servicing fees - General Partner	48,617	68,163	77,316
General Partner 1% allocation	(102,368)	3,923	(91,905)
Administrative fee - General Partner	380,779	548,428	626,921
Total expenses	3,974,657	6,952,578	6,929,820
Net investment income (loss)	(590,795)	(1,767,269)	(2,033,189)
Net Income (Loss)	$(10,134,473)	$388,366	$(9,098,585)

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Operations (continued)

Years Ended December 31, 2025, 2024 and 2023

	Class A Units			Class A2 Units
	2025	2024	2023	2025	2024	2023
Increase (decrease) in net asset value per unit for the year	$(395.73)	$(42.26)	$(319.59)	$(95.76)	$3.78	$(70.81)

Net income (loss) per unit†	$(475.71)	$(10.15)	$(310.45)	$(95.57)	$20.40	$(85.38)

Weighted average number of units outstanding	14,575.7781	18,379.1872	21,387.3436	8.7653	66.4120	155.5220

	Class B Units			Class I Units
	2025	2024	2023	2025	2024	2023
Increase (decrease) in net asset value per unit for the year	$(566.13)	$50.47	$(407.43)	$(88.41)	$19.96	$(58.74)

Net income (loss) per unit†	$(687.70)	$98.55	$(376.57)	$(88.41)	$19.96	$(60.55)

Weighted average number of units outstanding	3,775.9867	4,630.1509	5,361.1194	247.1650	247.1650	249.3139

	Class R Units
	2025	2024	2023
Increase (decrease) in net asset value per unit for the year	$(92.98)	$10.74	$(65.89)

Net income (loss) per unit†	$(109.82)	$18.50	$(65.08)

Weighted average number of units outstanding	5,292.2137	6,072.4895	6,326.0639

†	based on weighted average number of units outstanding during the year.

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows

Years Ended December 31, 2025, 2024 and 2023

	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$(10,134,473)	$388,366	$(9,098,585)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss from futures, future options, forwards contracts and swap contracts	730,600	(4,915,153)	4,891,977
Net realized and change in unrealized (gain) loss on private investment company and securities	221,156	1,430,183	671,666
Purchases of securities and private investment company	(265,503,329)	(350,148,886)	(211,876,630)
Proceeds from disposition of private investment company and securities	291,763,749	365,431,752	230,950,774
Net change in unrealized (gain) loss in exchange membership	(9,750)	(46,000)	73,000
Changes in
Dividend receivable	(6,377)	30,592	(9,358)
Trading Advisor management fee payable	(48,139)	(14,994)	(42,308)
Trading Advisor incentive fee payable	(202,870)	202,916	(354,828)
Commissions and other trading fees payable on open contracts	(8,394)	2,065	(1,350)
Cash Manager fees Payable	(6,339)	(5,829)	(2,938)
General Partner management and performance fees payable	(48,642)	(14,842)	(39,615)
General Partner 1% allocation receivable / payable	(106,291)	95,828	(230,441)
Selling Agent fees payable - General Partner	(42,594)	(15,090)	(39,106)
Broker dealer servicing fees payable - General Partner	(1,923)	(444)	(1,209)
Administrative fee payable – General Partner	(14,602)	(4,464)	(11,917)
Interest payable	(14,651)	(25,602)	19,518
Net cash provided by operating activities	16,567,132	12,390,398	14,898,650

Cash flows from financing activities
Subscriptions, net of changes in subscriptions received in advance	33,000	200,000	1,415,700
Redemptions, net of changes in redemptions payable	(28,720,746)	(12,495,862)	(24,075,521)
Net cash used in financing activities	(28,687,746)	(12,295,862)	(22,659,821)

Net increase (decrease) in cash and cash equivalents	(12,120,614)	94,535	(7,761,171)
Cash and cash equivalents, beginning of year	44,184,817	44,090,282	51,851,453
Cash and cash equivalents, end of year	$32,064,203	$44,184,817	$44,090,282

End of year cash and cash equivalents consists of
Cash and restricted cash in broker trading accounts	$28,104,634	$41,794,802	$38,283,809
Cash and cash equivalents	3,959,569	2,390,015	5,806,473
Total end of year cash and cash equivalents	$32,064,203	$44,184,817	$44,090,282

Supplemental disclosure of cash flow information
Prior year redemptions paid	$904,899	$1,544,109	$701,837
Prior year subscriptions received in advance	$—	$9,700	$162,000

Supplemental schedule of non-cash financing activities
Redemptions payable	$1,019,022	$904,899	$1,544,109

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

Years Ended December 31, 2025, 2024 and 2023

	Class A	Class A2	Class B	Class I	Class R	Total
Balance at December 31, 2022	$102,688,170	$344,113	$40,710,762	$317,372	$7,764,001	$151,824,418
Net income (loss)	(6,639,644)	(13,278)	(2,018,853)	(15,095)	(411,715)	(9,098,585)
Subscriptions	826,000	—	742,000	—	—	1,568,000
Redemptions	(17,560,350)	(225,937)	(6,884,828)	(10,946)	(235,732)	(24,917,793)
Transfers	(759,350)	—	759,350	—	—	—
Balance at December 31, 2023	78,554,826	104,898	33,308,431	291,331	7,116,554	119,376,040
Net income (loss)	(186,570)	1,355	456,282	4,934	112,365	388,366
Subscriptions	—	9,700	200,000	—	—	209,700
Redemptions	(6,615,899)	—	(4,852,292)	—	(388,461)	(11,856,652)
Transfers	(1,539,973)	(106,219)	1,578,661	—	67,531	—
Balance at December 31, 2024	70,212,384	9,733	30,691,082	296,265	6,907,989	108,117,453
Net income (loss)	(6,933,875)	(838)	(2,596,737)	(21,852)	(581,171)	(10,134,473)
Subscriptions	33,000	—	—	—	—	33,000
Redemptions	(18,166,391)	—	(9,444,493)	—	(1,223,985)	(28,834,869)
Transfers	(761,582)	—	761,582	—	—	—
Balance at December 31, 2025	$44,383,536	$8,895	$19,411,434	$274,413	$5,102,833	$69,181,111

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value) continued

Years Ended December 31, 2025, 2024 and 2023

	Class A	Class A2	Class B	Class I	Class R
Balance at December 31, 2022	23,487.0847	292.2072	5,635.1789	256.4767	6,424.1565
Subscriptions	193.3296	—	105.8827	—	—
Redemptions	(4,121.4827)	(197.4320)	(959.6027)	(9.3117)	(196.1416)
Transfers	(174.7259)	—	104.6491	—	—
Balance at December 31, 2023	19,384.2057	94.7752	4,886.1080	247.1650	6,228.0149
Subscriptions	—	8.7638	28.8970	—	—
Redemptions	(1,504.0157)	—	(669.3850)	—	(299.3456)
Transfers	(371.9833)	(94.7737)	223.4532	—	60.5031
Balance at December 31, 2024	17,508.2067	8.7653	4,469.0732	247.1650	5,989.1724
Subscriptions	9.1316	—	—	—	—
Redemptions	(5,040.2797)	—	(1,503.5925)	—	(1,177.1279)
Transfers	(197.8621)	—	115.0605	—	—
Balance at December 31, 2025	12,279.1965	8.7653	3,080.5412	247.1650	4,812.0445

	Class A	Class A2	Class B	Class I	Class R

December 31, 2025	$3,614.53	$1,014.85	$6,301.31	$1,110.24	$1,060.43
December 31, 2024	4,010.26	1,110.61	6,867.44	1,198.65	1,153.41
December 31, 2023	4,052.52	1,106.83	6,816.97	1,178.69	1,142.67

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the years ended December 31, 2025 and 2024, there were no such transfers between levels.

A description of the valuation techniques applied to the Fund’s major categories of assets and liabilities measured at fair value on a recurring basis follows.

U.S. Treasury securities are recorded at fair value based on bid and ask quotes for identical instruments. Commercial paper, corporate notes, asset backed securities and the exchange membership are recorded at fair value based on bid and ask quotes for similar, but not identical, instruments. Accordingly, U.S. Treasury securities are classified within Level 1, and commercial paper, corporate notes, asset backed securities and exchange memberships are classified within Level 2.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through December 31, 2025. With few exceptions, the Fund is subject to U.S. federal, or state and local income tax examinations by tax authorities for the current and prior three years.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At December 31, 2025
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$1,342,887	$—	$—	$1,342,887
Net unrealized gain (loss) on open forward currency contracts*	—	379,928	—	379,928
Cash and cash equivalents:
Money market funds	1,834,391	—	—	1,834,391
Investment in private investment company	—	—	1,904,842	1,904,842
Investment in securities:
U.S. Treasury securities*	3,062,323	—	—	3,062,323
Asset backed securities*	—	8,249,545	—	8,249,545
Commercial paper*	—	9,673,428	—	9,673,428
Corporate notes*	—	13,546,373	—	13,546,373
Exchange membership	—	169,750	—	169,750
Total	$6,239,601	$32,019,024	$1,904,842	$40,163,467

*	See the condensed schedule of investments for further description.

At December 31, 2024
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$1,216,130	$—	$—	$1,216,130
Net unrealized gain (loss) on open forward currency contracts*	—	1,237,285	—	1,237,285
Cash and cash equivalents:
Money market funds	422,658	—	—	422,658
Investment in private investment company	—	—	2,312,982	2,312,982
Investment in securities:
U.S. Treasury securities*	8,314,008	—	—	8,314,008
Asset backed securities*	—	13,078,284	—	13,078,284
Commercial paper*	—	14,353,011	—	14,353,011
Corporate notes*	—	24,859,803	—	24,859,803
Exchange membership	—	160,000	—	160,000
Total	$9,952,796	$53,688,383	$2,312,982	$65,954,161

*	See the condensed schedule of investments for further description.

There were no Level 3 holdings or transfers at December 31, 2025 and 2024, or during the three years ended December 31, 2025.

In addition to the financial instruments listed above, substantially all the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures, forward currency contracts and swap contracts, none of which are designated as hedging instruments. At December 31, 2025 and 2024, the Fund’s derivative contracts are netted on the statements of financial condition and had the following impact on the statements of financial condition:

December 31, 2025
	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$579,652	$(329,275)	$250,377
Currencies	160,551	(113,764)	46,787
Energy	210,362	(123,868)	86,494
Equity indices	253,164	(235,074)	18,090
Interest rate instruments	310,822	(538,258)	(227,436)
Metals	9,543,841	(8,375,266)	1,168,575
Net unrealized gain (loss) on open futures contracts	$11,058,392	$(9,715,505)	$1,342,887

Net unrealized gain (loss) on open forward currency contracts	$1,054,867	$(674,939)	$379,928

At December 31, 2025, there were 7,536 open futures contracts, 3,880 open forward currency contracts and 273 open swap contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2025 were:

		Gross Amounts Not Offset in the Statements of Financial Condition

Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank, AG	$259,500	$—	$—	$259,500
Deutsche Bank Securities, Inc	273,319	—	—	273,319
SG Americas Securities, LLC	1,205,669	—	—	1,205,669
Goldman Sachs & Co. LLC	(15,673)	—	—	(15,673)
Total	$1,722,815	$—	$—	$1,722,815

December 31, 2024
	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$2,041,361	$(825,745)	$1,215,616
Currencies	964,924	(372,745)	592,179
Energy	434,141	(312,612)	121,529
Equity indices	250,497	(798,944)	(548,447)
Interest rate instruments	1,055,395	(1,110,989)	(55,594)
Metals	3,832,274	(3,941,427)	(109,153)
Net unrealized gain (loss) on open futures contracts	$8,578,592	$(7,362,462)	$1,216,130

Net unrealized gain (loss) on open forward currency contracts	$2,532,659	$(1,295,374)	$1,237,285

At December 31, 2024, there were 10,697 open futures contracts, 3,102 open forward currency contracts and 255 open swap contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2024 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Liabilities in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank, AG	$457,978	$—	$—	$457,978
Deutsche Bank Securities, Inc	368,649	—	—	368,649
SG Americas Securities, LLC	1,603,551	—	—	1,603,551
Goldman Sachs & Co. LLC	23,237	—	—	23,237
Total	$2,453,415	$—	$—	$2,453,415

For the years ended December 31, 2025, 2024 and 2023, the Fund’s futures, forwards and swap contracts had the following impact on the statements of operations:

	2025		2024
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$620,192	$(965,239)	$6,121,741	$545,149
Currencies	(1,072,663)	(545,391)	(1,028,397)	894,927
Energy	(5,311,314)	(35,035)	(3,781,544)	507,255
Equity indices	3,011,606	566,535	5,386,856	(829,130)
Interest rate instruments	(5,905,838)	(171,841)	(6,104,750)	755,556
Metals	4,117,813	1,277,728	(76,794)	82,270
Total futures contracts	(4,540,204)	126,757	517,112	1,956,027
Future options contracts
Energy	—	—	392,738	—
Interest rate instruments	(7,358)	—	—	—
Total future options contracts	(7,358)	—	392,738	—
Forward currency contracts	(2,938,943)	(857,357)	(2,084,616)	2,959,144
Swap contracts	(6,273)	—	762,364	(18)
Total futures, futures options, swap and forward contracts	$(7,492,778)	$(730,600)	$(412,402)	$4,915,153

	2023
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$2,009,524	$(30,513)
Currencies	513,203	(680,360)
Energy	(35,162)	(1,540,432)
Equity indices	(72,594)	1,604,502
Interest rate instruments	(242,998)	(2,415,184)
Metals	(2,444,933)	(77,537)
Total futures contracts	(272,960)	(3,139,524)
Future options contracts
Energy	—	—
Interest rate instruments	(95,205)	—
Total future options contracts	(95,205)	—
Forward currency contracts	1,204,039	(1,751,432)
Swap contracts Forward currency contracts	(1,311,983)	(1,021)
Total futures, futures options, swap and forward contracts	$(476,109)	$(4,891,977)

For the years ended December 31, 2025, 2024 and 2023, the number of futures contracts closed was 353,590, 449,117, and 412,833, respectively, the number of futures options contracts closed was 266, 219, and 698, respectively, the number of forward currency contracts closed was 247,542, 255,017, and 229,843, respectively and the number of swap contracts closed was 16,432, 16,991, and 17,218, respectively.

4.	General Partner

At December 31, 2025, 2024 and 2023, and for the years then ended, the General Partner did not maintain a capital balance in the Fund.

The following fees are paid to the General Partner:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears. For the years ended December 31, 2025, 2024 and 2023, the General Partner received $1,266,734, $1,825,047, and $2,086,653, respectively.

▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears. For the years ended December 31, 2025, 2024 and 2023, the General Partner did not receive performance fees.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner and the amounts are recorded in the statements of operations.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner and the amounts are recorded in the statements of operations.

▪	Administrative Fee – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the Fund, payable in arrears to the General Partner and the amounts are recorded in the statements of operations. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

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

Principal Global Investors, LLC serves as the cash manager for the Fund (the “Cash Manager”). The Fund incurs monthly fees, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.19% and 1/12th of 0.15% of the investments in securities and certificates of deposit as of the period ended December 31, 2025 and 2024, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At December 31, 2025 and 2024, the Fund had assets totaling $29,827,449 and $44,248,217, respectively, with brokers and margin deposit requirements of $14,677,488 and $24,388,209, respectively.

7.	Subscriptions, Distributions and Redemptions

Investments in the Fund are made by subscription agreement and must be received within five business days of the end of the month, subject to acceptance by the General Partner. The minimum investment is $10,000 for Class A, A2, B and R units and $2,000,000 for Class I units. Units are sold at the respective net asset value per unit for Class A, A2, B, I or R interests as of the close of business on the last day of the month in which the subscription is accepted. Investors whose subscriptions are accepted are admitted as limited partners as of the beginning of the month following the month in which their subscriptions were accepted. At December 31, 2025 and 2024, the Fund received advance subscriptions of $0 and $0, respectively, which were recognized as subscriptions to the Fund subsequent to period-end.

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

Through its investments in debt securities and certificates of deposit, the Fund has exposure to U.S. and foreign enterprises.

The following table presents the exposure at December 31, 2025:

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$3,062,323	$7,079,114	$11,759,176	$8,249,545	$30,150,158	43.58%
United Kingdom	—	—	1,025,604	—	1,025,604	1.47%
France	—	496,620	—	—	496,620	0.72%
Canada	—	598,533	761,593	—	1,360,126	1.97%
Singapore	—	699,690	—	—	699,690	1.01%
Saudi Arabia	—	799,471	—	—	799,471	1.16%
Total	$3,062,323	$9,673,428	$13,546,373	$8,249,545	$34,531,669	49.91%

The following table presents the exposure at December 31, 2024:

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$8,314,008	$10,861,905	$20,831,013	$13,078,284	$53,085,210	49.10%
United Kingdom	—	1,296,693	3,015,128	—	4,311,821	3.98%
Canada	—	1,495,225	1,013,662	—	2,508,887	2.32%
Australia	—	699,188	—	—	699,188	0.65%
Total	$8,314,008	$14,353,011	$24,859,803	$13,078,284	$60,605,106	56.05%

9.	Indemnifications

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

The following information presents per unit operating performance data and other ratios for the years ended December 31, 2025, 2024 and 2023, assuming the unit was outstanding throughout the entire year:

	2025
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of year	$4,010.26	$1,110.61	$6,867.44	$1,198.65	$1,153.41

Net realized and change in unrealized gain (loss) on investments(1)	(345.37)	(95.81)	(593.76)	(103.27)	(99.63)
Net investment income (loss) (1)	(50.36)	0.05	27.63	14.86	6.65
Total income (loss) from operations	(395.73)	(95.76)	(566.13)	(88.41)	(92.98)

Net asset value per unit, end of year	$3,614.53	$1,014.85	$6,301.31	$1,110.24	$1,060.43

Total return	(9.87)%	(8.62)%	(8.24)%	(7.38)%	(8.06)%
Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation(2)	5.52%	4.06%	3.71%	2.71%	3.48%
General Partner 1% allocation	(0.13)%	(0.09)%	(0.11)%	(0.08)%	(0.10)%
Net total expenses	5.39%	3.97%	3.60%	2.63%	3.38%

Net investment income (loss)(2)(3)	(1.49)%	(0.09)%	0.32%	1.25%	0.52%

	2024
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of year	$4,052.52	$1,106.83	$6,816.97	$1,178.69	$1,142.67

Net realized and change in unrealized gain (loss) on investments(1)	48.34	12.54	71.45	11.07	11.83
Net investment income (loss)(1)	(90.60)	(8.76)	(20.98)	8.89	(1.09)
Total income (loss) from operations	(42.26)	3.78	50.47	19.96	10.74

Net asset value per unit, end of year	$4,010.26	$1,110.61	$6,867.44	$1,198.65	$1,153.41

Total return	(1.04)%	0.34%	0.74%	1.69%	0.94%
Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation(2)	6.42%	5.38%	4.58%	3.57%	4.37%
General Partner 1% allocation	0.00%	0.02%	0.01%	0.02%	0.02%
Net total expenses	6.42%	5.40%	4.59%	3.59%	4.39%

Net investment income (loss)(2)(3)	(2.11)%	(0.70)%	(0.27)%	0.72%	(0.07)%

	2023
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of year	$4,372.11	$1,177.64	$7,224.40	$1,237.43	$1,208.56

Net realized and change in unrealized gain (loss) on investments(1)	(229.78)	(60.79)	(387.10)	(67.28)	(65.26)
Net investment income (loss)(1)	(89.81)	(10.02)	(20.33)	8.54	(0.63)
Total income (loss) from operations	(319.59)	(70.81)	(407.43)	(58.74)	(65.89)

Redemption value per share	—	—	—	—	—
Net asset value per unit, end of year	$4,052.52	$1,106.83	$6,816.97	$1,178.69	$1,142.67

Total return	(7.31)%	(6.01)%	(5.64)%	(4.75)%	(5.45)%
Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation(2)	5.71%	4.34%	3.90%	2.89%	3.65%
General Partner 1% allocation	(0.07)%	(0.07)%	(0.05)%	(0.05)%	(0.05)%
Net total expenses(3)	5.64%	4.27%	3.85%	2.84%	3.60%

Net investment income (loss)(2)(4)	(2.17)%	(0.94)%	(0.34)%	0.65%	(0.11)%

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

11.        Subsequent Events

After year end, there were $0 of contributions and $429,234 of redemptions from the Fund.