Form 10-Q
period 2026-03-31
LOCORR FUTURES PORTFOLIO FUND L.P.
filed 2026-05-14
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Statements of Financial Condition

March 31, 2026 (unaudited) and December 31, 2025

	March 31,
	2026	December 31,
	(Unaudited)	2025
Assets
Equity in broker trading accounts
Cash (restricted cash of $10,589,110 and $17,996,325)	$27,305,096	$28,104,634
Net unrealized gain (loss) on open futures contracts	625,072	1,342,887
Net unrealized gain (loss) on open forward currency contracts	310,139	379,928
Total equity in broker trading accounts	28,240,307	29,827,449
Cash and cash equivalents	8,337,787	3,959,569
Investment in private investment company, at fair value (cost $4,237,264 and $4,237,264)	2,006,312	1,904,842
Investment in securities, at fair value (cost $35,710,359 and $34,187,569)	35,806,104	34,531,669
General Partner 1% allocation receivable	—	102,368
Exchange membership, at fair value (cost $189,000 and $189,000)	170,000	169,750
Interest receivable	79	—
Dividend receivable	—	6,380
Total assets	$74,560,589	$70,502,027

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$100,772	$80,580
Trading Advisor incentive fees payable	48,262	46
Commissions and other trading fees payable on open contracts	10,881	13,262
Cash Managers fees payable	14,555	15,365
General Partner management and performance fees payable	92,675	87,807
General Partner 1% allocation payable	64,502	—
Selling Agent payable - General Partner	78,790	75,768
Broker dealer servicing fees payable - General Partner	3,526	3,255
Administrative fee payable - General Partner	26,603	25,177
Dividend payable	1,508	—
Interest payable	—	634
Redemption payable	2,046,474	1,019,022
Total liabilities	2,488,548	1,320,916

Partners’ Capital (Net Asset Value)
Class A Interests – 11,499.8164 and 12,279.1965 units outstanding at March 31, 2026 and December 31, 2025, respectively	45,350,605	44,383,536
Class A2 Interests – 8.7653 and 8.7653 units outstanding at March 31, 2026 and December 31, 2025, respectively	9,739	8,895
Class B Interests – 3,024.9736 and 3,080.5412 units outstanding at March 31, 2026 and December 31, 2025, respectively	20,889,696	19,411,434
Class I Interests – 247.1650 and 247.1650 units outstanding at March 31, 2026 and December 31, 2025, respectively	301,444	274,413
Class R Interests – 4,747.9478 and 4,812.0445 units outstanding at March 31, 2026 and December 31, 2025, respectively	5,520,557	5,102,833
Total partners’ capital (net asset value)	72,072,041	69,181,111

Total liabilities and partners’ capital (net asset value)	$74,560,589	$70,502,027

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

March 31, 2026 (unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$1,000,000	8/15/26	U.S. Treasury Bond	4.38%	$1,007,509	1.40%
1,000,000	8/31/28	U.S. Treasury Bond	4.38%	1,016,344	1.41%
1,750,000	9/30/28	U.S. Treasury Bond	4.63%	1,783,649	2.47%
Total U.S. Treasury securities (cost: $3,871,763)				3,807,502	5.28%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$500,000	4/10/26	Mizuho Bank, Ltd.	3.42%	$499,525	0.69%
600,000	4/17/26	MUFG Bank, Ltd.	3.58%	598,987	0.83%
700,000	5/4/26	National Bank of Kuwait, S.A.K.	3.75%	697,530	0.97%
Chemicals
700,000	4/7/26	Chevron Phillips Chemical Company LLC	3.30%	699,551	0.97%
Diversified financial services
600,000	4/10/26	DCAT, LLC	3.48%	599,421	0.83%
500,000	4/20/26	LSEG US Fin Corp.	3.70%	498,973	0.69%
600,000	5/12/26	Sheffield Receivables Company LLC	3.67%	597,444	0.83%
700,000	5/18/26	Columbia Funding Company, LLC	3.76%	696,509	0.97%
Energy
700,000	4/13/26	Black Hills Corporation	3.58%	699,097	0.97%
Water
700,000	4/7/26	American Water Capital Corporation	3.46%	699,530	0.97%
Total U.S. commercial paper (cost: $6,269,941)				6,286,567	8.72%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2026 (unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$600,000	5/14/26	LMA S.A.	3.86%	$597,184	0.83%
700,000	6/3/26	Oversea-Chinese Banking Corporation Limited	3.72%	695,406	0.96%
Chemicals
700,000	4/16/26	Nutrien Ltd.	3.83%	698,810	0.97%
Energy
700,000	6/2/26	BP Capital Markets P.L.C.	3.86%	695,298	0.97%
Telecommunications
700,000	6/10/26	Telstra Group Limited	3.82%	694,760	0.96%
Total foreign commercial paper (cost: $3,376,144)				3,381,458	4.69%
Total commercial paper (cost: $9,646,085)				9,668,025	13.41%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,000,000	5/13/27	PNC Bank	4.54%	$1,017,945	1.41%
1,350,000	4/24/28	State Street Corporation	4.54%	1,380,283	1.92%
Computers
950,000	9/25/26	Hewlett Packard Enterprise Company	4.45%	951,810	1.32%
1,000,000	3/15/28	Salesforce, Inc.	4.50%	1,001,943	1.39%
Diversified financial services
1,500,000	11/15/28	Atlas Warehouse Lending Company, L.P.	4.63%	1,502,172	2.08%
Energy
1,000,000	1/8/28	Constellation Energy Generation, LLC	3.90%	1,000,223	1.39%
450,000	3/15/29	Evergy, Inc.	4.25%	447,110	0.62%
Internet
1,000,000	3/16/29	Airbnb, Inc.	4.40%	1,000,267	1.39%
Software
1,250,000	11/15/27	Oracle Corporation	3.25%	1,233,417	1.71%
Telecommunications
1,500,000	3/1/27	AT&T Inc.	4.25%	1,505,026	2.09%
Total U.S. corporate notes (cost: $10,945,218)				11,040,196	15.32%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2026 (unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$750,000	12/11/26	The Toronto-Dominion Bank	5.26%	$766,722	1.06%
Diversified financial services
1,000,000	5/8/28	Marex Group plc	5.83%	1,033,245	1.43%
Aerospace
916,667	10/20/28	Skymiles Ip Ltd.	4.75%	923,359	1.28%
Commercial Services
1,000,000	4/15/29	Avolon Holdings Funding Limited	4.20%	984,760	1.37%
Total foreign corporate notes (cost: $3,670,135)				3,708,086	5.14%
Total corporate notes (cost: $14,615,353)				14,748,282	20.46%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
257,129	12/15/28	Ally Auto Receivables Trust 2024-1	5.08%	258,800	0.36%
300,000	11/15/34	Ari Fleet Lease Trust 2026-A	3.96%	299,550	0.42%
500,592	5/20/27	GM Financial Automobile Leasing Trust 2025-1	4.54%	501,955	0.70%
263,000	2/21/28	GM Financial Automobile Leasing Trust 2025-1_1	4.66%	264,442	0.37%
364,729	6/16/28	GM Financial Consumer Automobile Receivables Trust 2023-3	5.45%	367,445	0.51%
435,929	3/15/29	LAD Auto Receivables Trust 2024-3	4.52%	437,733	0.61%
213,180	4/15/27	Nissan Auto Lease Trust 2024-A	4.91%	213,827	0.30%
762,270	9/20/27	Toyota Lease Owner Trust 2024-B	4.21%	763,421	1.06%
Credit cards
525,000	9/15/26	American Express Credit Account Master Trust	5.23%	529,248	0.73%
460,000	5/15/26	American Express Credit Account Master Trust , series 2023-1	4.87%	461,437	0.64%
1,400,000	5/15/26	Capital One Multi-Asset Execution Trust, Series 2023-1	4.42%	1,403,294	1.94%
Equipment
1,200,000	11/15/29	CNH Equipment Trust 2022-C	5.25%	1,216,202	1.68%
332,121	8/20/27	Dllad 2024-1 LLC	5.50%	333,535	0.46%
530,000	10/16/28	Volvo Financial Equipment LLC, Series 2024-1	4.29%	531,406	0.74%
Total U.S. asset backed securities (cost: $7,577,158)				7,582,295	10.52%
Total investments in securities (cost: $35,710,359)				$35,806,104	49.67%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2026 (unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$428,867	0.60%
Currencies	(21,303)	(0.03)%
Energy	217,704	0.30%
Equity indices	13,482	0.02%
Interest rate instruments	(364,449)	(0.51)%
Metals[2]	(1,947,347)	(2.70)%
Net unrealized gain (loss) on open long U.S. futures contracts	(1,673,046)	(2.32)%

Short U.S. Futures Contracts
Agricultural commodities	(88,045)	(0.12)%
Currencies	108,887	0.15%
Energy	47,486	0.07%
Equity indices	18,503	0.03%
Interest rate instruments	105,189	0.14%
Metals[2]	1,886,234	2.61%
Net unrealized gain (loss) on open short U.S. futures contracts	2,078,254	2.88%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	405,208	0.56%

Long Foreign Futures Contracts
Agricultural commodities	132,797	0.18%
Currencies	66,537	0.09%
Energy	(14,564)	(0.02)%
Equity indices	(157,535)	(0.22)%
Interest rate instruments	(172,319)	(0.23)%
Metals	(36,968)	(0.05)%
Net unrealized gain (loss) on open long foreign futures contracts	(182,052)	(0.25)%

Short Foreign Futures Contracts
Agricultural commodities	(24,322)	(0.03)%
Currencies	(42,256)	(0.06)%
Energy	22,277	0.03%
Equity indices	40,367	0.06%
Interest rate instruments	405,850	0.56%
Net unrealized gain (loss) on open short foreign futures contracts	401,916	0.56%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	219,864	0.31%

Net unrealized gain (loss) on open futures contracts	$625,072	0.87%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

March 31, 2026 (unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long	$(289,031)	(0.40)%
Short	492,168	0.68%
Net unrealized gain (loss) on open U.S. forward currency contracts	203,137	0.28%

Foreign Forward Currency Contracts
Long	42,134	0.06%
Short	64,868	0.09%
Net unrealized gain (loss) on open foreign forward currency contracts	107,002	0.15%

Net unrealized gain (loss) on open forward currency contracts	$310,139	0.43%

INVESTMENT IN PRIVATE INVESTMENT COMPANY[3]
Investment in private investment company (cost: $4,237,264)	$2,006,312	2.78%

[1]	Represents the annualized yield at date of purchase for discount securities or the stated coupon rate for coupon-bearing securities.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

[3]	Private investment company is a separate series that is part of the Galaxy Plus Managed Account Platform (Platform), which is sponsored by New Hyde Park Alternative Funds, LLC (Sponsor). Each series on the Platform invests in Master Fund that allocates assets to a Commodity Trading Advisor (“CTA”). The CTA of our master fund investment trades global commodities markets primarily through futures contracts. The CTA is paid a management fee of up to 1.00% and a 20% share of the trading profits which are included in the net asset value of the underlying investment. The Fund may redeem any portion of its investment on a daily basis. Any requested redemption will be satisfied within two days. There are no restrictions on liquidity for the Fund.

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

December 31, 2025

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

December 31, 2025

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

December 31, 2025

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

December 31, 2025

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

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Operations

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures, futures options, swaps and forward contracts	$7,759,687	$(3,322,577)
Investments in securities	127,108	105,650
Net change in unrealized gain (loss) on:
Futures, futures options, swaps and forward contracts	(787,604)	(1,224,207)
Investment in private investment company	101,470	(82,027)
Investments in securities	(246,516)	24,038
Exchange membership	250	16,500
Brokerage commissions and trading expenses	(191,231)	(243,317)
Net realized and change in unrealized gain (loss) on investments	6,763,164	(4,725,940)

Net Investment Income (Loss)
Income
Dividends and interest income	619,649	1,042,472

Expenses
Trading Advisor management fees	256,701	372,224
Trading Advisor incentive fees	48,217	647
Cash Managers fees	17,723	26,441
General Partner management and performance fees	278,145	391,633
Selling agent fees - General Partner	237,761	339,266
Broker dealer servicing fees - General Partner	10,462	14,835
General Partner 1% allocation	64,502	(49,462)
Administrative fee - General Partner	83,642	117,697
Total expenses	997,153	1,213,281
Net investment income (loss)	(377,504)	(170,809)
Net Income (Loss)	$6,385,660	$(4,896,749)

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Operations (continued)

For the Three Months Ended March 31, 2026 and 2025 (unaudited)

	Three Months Ended March 31, 2026
	Class A	Class A2	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$329.06	$96.43	$604.43	$109.37	$102.30
Net income (loss) per unit†	$331.04	$96.26	$602.10	$109.37	$102.62

Weighted average number of units outstanding	12,152.3769	8.7638	3,059.3837	247.1650	4,801.8584

	Three Months Ended March 31, 2025
	Class A	Class A2	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(190.60)	$(49.11)	$(297.13)	$(49.16)	$(49.35)
Net income (loss) per unit†	$(191.11)	$(49.11)	$(298.73)	$(49.16)	$(49.36)

Weighted average number of units outstanding	17,198.1421	8.7653	4,357.8613	247.1650	5,989.1724

†	(based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities
Net income (loss)	$6,385,660	$(4,896,749)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Net change in unrealized (gain) loss from futures, futures options, forward contracts and swap contracts	787,604	1,224,207
Net realized and change in unrealized (gain) loss on private investment company and securities	17,938	(47,661)
Purchases of securities and private investment company	(61,244,255)	(107,129,351)
Proceeds from disposition of private investment company and securities	59,850,412	109,328,346
Net change in unrealized (gain) loss in exchange membership	(250)	(16,500)
Changes in
Dividend receivable	6,380	(3,901)
Interest receivable	(79)	—
Trading Advisor management fee payable	20,192	(7,726)
Trading Advisor incentive fee payable	48,216	(202,871)
Commissions and other trading fees payable on open contracts	(2,381)	(2,362)
Cash Manager fees Payable	(810)	(1,652)
General Partner management and performance fees payable	4,866	(10,154)
General Partner 1% allocation receivable / payable	166,870	(53,385)
Selling Agent fees payable - General Partner	3,024	(9,160)
Broker dealer servicing fees payable - General Partner	271	(387)
Administrative fee payable – General Partner	1,426	(3,123)
Dividend and interest payable	874	(4,781)
Net cash provided by (used in) operating activities	6,045,958	(1,837,210)

Cash flows from financing activities
Redemptions	(2,467,278)	(3,146,818)
Net cash used in financing activities	(2,467,278)	(3,146,818)

Net increase (decrease) in cash and cash equivalents	3,578,680	(4,984,028)
Cash and cash equivalents, beginning of period	32,064,203	44,184,817
Cash and cash equivalents, end of period	$35,642,883	$39,200,789

End of period cash and cash equivalents consists of
Cash in broker trading accounts	$27,305,096	$37,356,272
Cash and cash equivalents	8,337,787	1,844,517
Total end of period cash and cash equivalents	$35,642,883	$39,200,789

Supplemental disclosure of cash flow information
Prior period redemptions paid	$1,019,022	$904,899
Prior period subscriptions received in advance	$—	$—

Supplemental schedule of non-cash financing activities
Redemptions payable	$2,046,474	$2,144,494

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Three Months Ended March 31, 2026 and 2025

(Unaudited)

	Class A	Class A2	Class B	Class I	Class R	Total
Three Months Ended March 31, 2026
Balance at December 31, 2025	$44,383,536	$8,895	$19,411,434	$274,413	$5,102,833	$69,181,111
Net income (loss)	4,022,939	844	1,842,056	27,031	492,790	6,385,660
Subscriptions	—	—	—	—	—	—
Redemptions	(2,672,219)	—	(747,445)	—	(75,066)	(3,494,730)
Transfers	(383,651)	—	383,651	—	—	—
Balance at March 31, 2026	$45,350,605	$9,739	$20,889,696	$301,444	$5,520,557	$72,072,041

Three Months Ended March 31, 2025
Balance at December 31, 2024	$70,212,384	$9,733	$30,691,082	$296,265	$6,907,989	$108,117,453
Net income (loss)	(3,286,741)	(430)	(1,301,823)	(12,150)	(295,605)	(4,896,749)
Subscriptions	—	—	—	—	—	—
Redemptions	(2,033,293)	—	(2,353,120)	—	—	(4,386,413)
Transfers	(493,048)	—	493,048	—	—	—
Balance at March 31, 2025	$64,399,302	$9,303	$27,529,187	$284,115	$6,612,384	$98,834,291

	Units

	Class A	Class A2	Class B	Class I	Class R
Three Months Ended March 31, 2026
Balance at December 31, 2025	12,279.1965	8.7653	3,080.5412	247.1650	4,812.0445
Subscriptions	—	—	—	—	—
Redemptions	(683.3486)	—	(110.4890)	—	(64.0967)
Transfers	(96.0315)	—	54.9214	—	—
Balance at March 31, 2026	11,499.8164	8.7653	3,024.9736	247.1650	4,747.9478

Three Months Ended March 31, 2025
Balance at December 31, 2024	17,508.2067	8.7653	4,469.0732	247.1650	5,989.1724
Subscriptions	—	—	—	—	—
Redemptions	(525.7417)	—	(350.5401)	—	—
Transfers	(122.4959)	—	71.4040	—	—
Balance at March 31, 2025	16,859.9691	8.7653	4,189.9371	247.1650	5,989.1724

Net Asset Value per Unit

	Class A	Class A2	Class B	Class I	Class R

March 31, 2026	$3,943.59	$1,111.28	$6,905.74	$1,219.61	$1,162.73
December 31, 2025	3,614.53	1,014.85	6,301.31	1,110.24	1,060.43
March 31, 2025	3,819.66	1,061.32	6,570.31	1,149.49	1,104.06
December 31, 2024	4,010.26	1,110.61	6,867.44	1,198.65	1,153.41

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

 `

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended March 31, 2026 and year ended December 31, 2025, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through March 31, 2026. With few exceptions, the Fund is subject to U.S. federal, or state and local income tax examinations by tax authorities for the current and prior three years.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At March 31, 2026
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$625,072	$—	$—	$625,072
Net unrealized gain (loss) on open forward currency contracts*	—	310,139	—	310,139
Net unrealized gain (loss) on swap contracts	—	—	—	—
Cash and cash equivalents:
Money market funds	824,382	—	—	824,382
Investment in private investment company			2,006,312	2,006,312
Investment in securities:
U.S. Treasury securities*	3,807,502	—	—	3,807,502
Asset backed securities*	—	7,582,295	—	7,582,295
Commercial paper*	—	9,668,025	—	9,668,025
Corporate notes*	—	14,748,282	—	14,748,282
Exchange membership	—	170,000	—	170,000
Total	$5,256,956	$32,478,741	$2,006,312	$39,742,009

*	See the condensed schedule of investments for further description.

At December 31, 2025
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$1,342,887	$—	$—	$1,342,887
Net unrealized gain (loss) on open forward currency contracts*	—	379,928	—	379,928
Net unrealized gain (loss) on swap contracts*	—	—	—	—
Cash and cash equivalents:				—
Money market funds	1,834,391	—	—	1,834,391
Investment in private investment company	—	—	1,904,842	1,904,842
Investment in securities:
U.S. Treasury securities*	3,062,323	—	—	3,062,323
Asset backed securities*	—	8,249,545	—	8,249,545
Commercial paper*	—	9,673,428	—	9,673,428
Corporate notes*	—	13,546,373	—	13,546,373
Exchange membership	—	169,750	—	169,750
Total	$6,239,601	$32,019,024	$1,904,842	$40,163,467

*	See the condensed schedule of investments for further description.

There were no Level 3 holdings or transfers at March 31, 2026 and December 31, 2025, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At March 31, 2026, the Fund’s derivative contracts had the following impact on the statement of financial condition:

March 31, 2026
	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$725,849	$(276,552)	$449,297
Currencies	273,376	(161,511)	111,865
Energy	392,209	(119,306)	272,903
Equity indices	282,503	(367,686)	(85,183)
Interest rate instruments	737,748	(763,477)	(25,729)
Metals	6,148,226	(6,246,307)	(98,081)
Net unrealized gain (loss) on open futures contracts	$8,559,911	$(7,934,839)	$625,072

Net unrealized gain (loss) on open forward currency contracts	$1,311,181	$(1,001,042)	$310,139

At March 31, 2026, there were 6,138 open futures contracts and 4,700 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at March 31, 2026 were:

At March 31, 2026		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Liabilities in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank, AG	$282,502	$—	$—	$282,502
Deutsche Bank Securities, Inc	291,810	—	—	291,810
Goldman Sachs & Co. LLC	(28,786)	—	28,786	—
SG Americas Securities, LLC	389,685	—	—	389,685
Total	$935,211	$—	$28,786	$963,997

*	In the event of any liability balances, collateral amounts may exceed the related net amounts of financial assets and liabilities presented in the statement of assets and liabilities. Where this is the case, the total amount reported is limited to the net amounts of financial assets and liabilities with that counterparty.

For the three months ended March 31, 2026, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended March 31, 2026
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(360,731)	$198,920
Currencies	1,361,964	65,078
Energy	3,220,971	186,408
Equity indices	(109,781)	(103,274)
Interest rate instruments	(160,111)	201,709
Metals	3,334,535	(1,266,656)
Total futures contracts	7,286,847	(717,815)

Forward currency contracts	293,442	(69,789)

Swap contracts	158,935	—

Total futures, swap and forward currency contracts	$7,739,224	$(787,604)

For the three months ended March 31, 2026, the number of futures contracts closed was 79,112, the number of forward currency contracts closed was 24,734 and the number of swap contracts closed was 4,105.

At December 31, 2025, the Fund’s derivative contracts had the following impact on the statements of financial condition:

December 31, 2025
	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$579,652	$(329,275)	$250,377
Currencies	160,551	(113,764)	46,787
Energy	210,362	(123,868)	86,494
Equity indices	253,164	(235,074)	18,090
Interest rate instruments	310,822	(538,258)	(227,436)
Metals	9,543,841	(8,375,266)	1,168,575
Net unrealized gain (loss) on open futures contracts	$11,058,392	$(9,715,505)	$1,342,887

Net unrealized gain (loss) on open forward currency contracts	$1,054,867	$(674,939)	$379,928

At December 31, 2025, there were 7,536 open futures contracts, 3,880 open forward currency contracts and 273 open swap contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2025 were:

At December 31, 2025		Gross Amounts Not Offset in the Statements of Financial Condition

Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank, AG	$259,500	$—	$—	$259,500
Deutsche Bank Securities, Inc	273,319	—	—	273,319
SG Americas Securities, LLC	1,205,669	—	—	1,205,669
Goldman Sachs & Co. LLC	(15,673)	—	15,673	—
Total	$1,722,815	$—	$15,673	$1,738,488

For the three months ended March 31, 2025, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended March 31, 2025
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(197,026)	$(586,657)
Currencies	(1,199,440)	(495,906)
Energy	(1,227,686)	487,089
Equity indices	2,099,999	19,269
Interest rate instruments	(2,059,487)	274,032
Metals	1,115,687	579,232
Total futures contracts	(1,467,953)	277,059

Forward currency contracts	(1,344,856)	(1,501,266)

Swap contracts	(341,201)	—

Total futures, futures options, swap and forward currency contracts	$(3,154,010)	$(1,224,207)

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

At March 31, 2026 and December 31, 2025, a Principal of the General Partner had the following investment balance in the Fund:

	March 31, 2026	December 31, 2025
Units Owned	13.9977	13.9977
Value of Units	$96,665	$88,204

The following fees are paid to the General Partner:

■	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears. For the 3-month periods ending March 31, 2026 and 2025, the General Partner received $278,145 and $391,633, respectively.

■	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears. For the periods ending March 31, 2026 and 2025, the General Partner did not receive performance fees.

■	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner and the amounts are recorded in the statements of operations.

■	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner and the amounts are recorded in the statements of operations.

■	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the Fund, payable in arrears to the General Partner and the amounts are recorded in the statements of operations. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

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

Principal Global Investors, LLC serves as the cash manager for the Fund (the “Cash Manager”). The Fund incurs monthly fees, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.20% and 0.13% of the investments in securities as of the period ended March 31, 2026 and 2025, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At March 31, 2026 and December 31, 2025, the Fund had assets totaling $28,240,307 and $29,827,449, respectively, with brokers and margin deposit requirements of $10,589,110 and $17,996,325, respectively.

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

Through its investments in debt securities, the Fund has exposure to U.S. and foreign enterprises.

The following table presents the exposure at March 31, 2026,

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$3,807,502	$6,286,567	$11,040,195	$7,582,295	$28,716,559	39.84%
Canada	—	698,810	766,722	—	1,465,532	2.03%
United Kingdom	—	695,298	1,033,245	—	1,728,543	2.40%
France	—	597,184	—		597,184	0.83%
Australia	—	694,760	—	—	694,760	0.96%
Singapore	—	695,406	—	—	695,406	0.96%
Cayman Islands	—	—	1,908,120	—	1,908,120	2.65%
Total	$3,807,502	$9,668,025	$14,748,282	$7,582,295	$35,806,104	49.67%

The following table presents the exposure at December 31, 2025,

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$3,062,323	$7,079,114	$11,759,176	$8,249,545	$30,150,158	43.58%
United Kingdom	—	—	1,025,604	—	1,025,604	1.47%
France	—	496,620	—	—	496,620	0.72%
Canada	—	598,533	761,593	—	1,360,126	1.97%
Singapore	—	699,690	—	—	699,690	1.01%
Saudi Arabia	—	799,471	—	—	799,471	1.16%
Total	$3,062,323	$9,673,428	$13,546,373	$8,249,545	$34,531,669	49.91%

9.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at March 31, 2026, the statements of operations, the statements of cash flows, and statement of changes in partners’ capital (net asset value) for the three months ended March 31, 2026 and 2025, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at March 31, 2026, results of operations, cash flows and changes in partners’ capital (net asset value) for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026 and 2025 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three months ended March 31, 2026 and 2025, assuming the unit was outstanding throughout the entire period:

	Three Months Ended March 31, 2026
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$3,614.53	$1,014.85	$6,301.31	$1,110.24	$1,060.43

Net realized and change in unrealized gain (loss) on investments (1)	355.46	100.02	619.74	109.26	104.35
Net investment income (loss) (1)	(26.40)	(3.59)	(15.31)	0.11	(2.05)
Total income (loss) from operations	329.06	96.43	604.43	109.37	102.30

Net asset value per unit, end of period	$3,943.59	$1,111.28	$6,905.74	$1,219.61	$1,162.73

Total return (4)	9.10%	9.50%	9.59%	9.85%	9.65%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)(3)	5.93%	4.48%	4.04%	3.08%	3.87%
General Partner 1% allocation	0.09%	0.09%	0.09%	0.10%	0.09%
Net total expenses	6.02%	4.57%	4.13%	3.18%	3.96%

Net investment income (loss) (2)(3)(5)	(2.46)%	(0.99)%	(0.56)%	0.42%	(0.37)%

	Three Months Ended March 31, 2025
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per Unit, beginning of period	$4,010.26	$1,110.61	$6,867.44	$1,198.65	$1,153.41

Net realized and change in unrealized gain (loss) on investments (1)	(177.83)	(49.54)	(305.42)	(53.35)	(51.29)
Net investment income (loss) (1)	(12.77)	0.25	8.29	4.19	1.94
Total income (loss) from operations	(190.60)	(49.29)	(297.13)	(49.16)	(49.35)

Net asset value per unit, end of period	$3,819.66	$1,061.32	$6,570.31	$1,149.49	$1,104.06

Total return (4)	(4.75)%	(4.44)%	(4.33)%	(4.10)%	(4.28)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2)(3)	5.49%	4.06%	3.71%	2.71%	3.46%
General Partner 1% allocation	(0.05)%	(0.05)%	(0.04)%	(0.04)%	(0.04)%
Net total expenses	5.44%	4.01%	3.67%	2.67%	3.42%

Net investment income (loss) (2)(3)(5)	(1.49)%	(0.09)%	0.31%	1.25%	0.51%

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

(3)	Ratios have been annualized.

(4)	Ratios have not been annualized.

(5)	Ratio excludes General Partner 1% allocation.

12. Subsequent Events

Subsequent to quarter end, there were $0 of contributions and $1,161,380 of redemptions from the Fund.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of March 31, 2026 and first quarter 2026 gross performance contribution by sector was as follows:

Risk Allocation	Net Position	Sector	Gross Performance Contribution
15%	Short	Agriculture	(0.09)%
8%	Long	Energies	4.21%
21%	Short	Metals	(0.87)%
25%	Short USD	Currencies	(0.20)%
13%	Short	Equity indices	(3.17)%
18%	Short	Interest rates	(0.79)%

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

Results of Operations

The returns for each Class of Units for the three months ended March 31, 2026 and 2025 were:

Class of Units	2026	2025
Class A	9.10%	(4.75)%
Class A2	9.50%	(4.44)%
Class B	9.59%	(4.33)%
Class I	9.85%	(4.10)%
Class R	9.65%	(4.28)%

Results from past periods are not necessarily indicative of results that may be expected for any future period. Monthly analysis of the trading gains and losses is provided below.

2026

January

Markets moved higher in January as the S&P 500 Index gained +1.45%. The Federal Reserve indicated it is entering a “wait and see” period and held the federal funds rate steady at 3.50%–3.75%. With an unchanged federal funds rate, the Bloomberg U.S. Aggregate Bond Index rose slightly +0.11%. The U.S. Dollar continued to decline, falling -1.14% against a basket of major foreign currencies. U.S. operations in Venezuela and tariff threats on Greenland pushed precious metals to new all-time highs once again, contributing to the +10.36% surge in the Bloomberg Commodity Index.

The LoCorr Futures Portfolio Fund posted a positive return in January as gains in metals, currencies, and equities outweighed losses in interest rates and agricultural commodities. Energy was negligible to performance. The Fund finished with a net gain of 5.24%, 5.36%, 5.40%, 5.48% and 5.42% for Class A, A2, B, I, and R Units, respectively.

February

Equity markets declined in February as the S&P 500 Index fell -0.76%. Investors rotated out of software and into cyclical and international companies due to concerns regarding AI disruptions and high valuations in tech. Rising geopolitical risk in the Middle East and softer inflation caused a rally in the bond market with the Bloomberg U.S. Aggregate Bond Index rising +1.64%. The U.S. Dollar rose +0.64% against a basket of major foreign currencies. These geopolitical risks pushed precious metals to new all-time highs once again, contributing to the +1.10% gain in the Bloomberg Commodity Index.

The LoCorr Futures Portfolio Fund posted a strong positive return in February with gains in equities, interest rates, currencies, energy, and metals. The Fund finished with a net gain of 5.02%, 5.15%, 5.18%, 5.26% and 5.20% for Class A, A2, B, I, and R Units, respectively.

March

Equity markets declined sharply in March as the S&P 500 Index fell -4.98% amid escalating geopolitical tensions and heightened volatility driven by the Iran conflict. Fixed income, which has historically been seen as a safe-haven asset during equity drawdowns, also sold off, with the Bloomberg U.S. Aggregate Bond Index declining -1.76% as rising energy prices fueled inflation concerns and pushed yields higher. The U.S. Dollar strengthened +2.41% against a basket of currencies, driven primarily by geopolitical instability in Europe and Asia weighing on foreign exchange markets. Commodities rallied significantly, with the Bloomberg Commodity Index rising +11.5%, led by a sharp surge in energy prices as Brent crude increased +52.05% as measured by the Bloomberg Sub Brent Crude Index.

The LoCorr Futures Portfolio Fund posted a negative return in March as losses in equities, metals interest rates, currencies, and agricultural commodities outweighed gains in energy. The Fund finished with a net loss of -1.29%, -1.17%, -1.14%, -1.06% and -1.12% for Class A, A2, B, I, and R Units, respectively.

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

The LoCorr Futures Portfolio Fund declined in February as losses in currencies, agricultural commodities, energy, interest rates, and metals overshadowed gains in equities. The Fund finished with a net loss of -4.77%, -4.66%, -4.63%, -4.55% and -4.61% for Class A, A2, B, I, and R Units, respectively.

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

The LoCorr Futures Portfolio Fund declined in March as losses in currencies, equities, and agricultural commodities overshadowed gains in metals. Performance in interest rates and energy products was negligible. The Fund finished with a net loss of -0.91%, -0.80%, -0.77%, -0.69% and -0.75% for Class A, A2, B, I, and R Units, respectively

Liquidity

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

Value at Risk as calculated herein may not be comparable to similarly titled measures used by others

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund's open positions by market sector at March 31, 2026 and December 31, 2025. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	March 31, 2026		December 31, 2025
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$459,197	0.62%	$563,177	0.80%
Currencies	745,937	1.01%	893,456	1.27%
Energy	255,816	0.35%	377,395	0.54%
Equity indices	398,315	0.54%	622,362	0.89%
Interest rate instruments	537,540	0.73%	548,528	0.78%
Metals	643,205	0.87%	625,846	0.89%
Total	$3,040,010	4.12%	$3,630,764	5.17%

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

The following were the primary trading risk exposures of the Fund as of March 31, 2026, by market sector.

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

The following were the only non-trading risk exposures of the Fund as of March 31, 2026.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at March 31, 2026 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

Any control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that its objectives will be met. Furthermore, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

There have been no material changes from risk factors disclosed in the Fund’s Form 10-K for year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended March 31, 2026. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended March 31, 2026 were as follows:

	January	February	March	Total
A Units
Units redeemed	(180.5521)	(50.1425)	(452.6540)	(683.3486)
Average net asset value per unit	$3,803.96	$3,995.05	$3,943.59	$3,910.48

A2 Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

A3 Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

B Units
Units redeemed	(62.9813)	(13.5884)	(33.9193)	(110.4890)
Average net asset value per unit	$6,641.43	$6,985.46	$6,904.74	$6,764.88

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

R Units
Units redeemed	—	—	—	—
Average net asset value per unit	$—	$—	$—	$—

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

Dated: May 14, 2026	LoCorr Futures Portfolio Fund, Limited Partnership

By:	Steben & Company, LLC
General Partner

By:	/s/ Kevin M, Kinzie

Name:	Kevin M. Kinzie

Title:	President, Chief Executive Officer and Director of the General Partner (Principal Executive Officer)

By:	/s/ Jon C, Essen

Name:	Jon C. Essen

Title:	Chief Financial Officer (Principal Financial and Accounting Officer)