Form 10-Q
period 2026-06-30
LOCORR FUTURES PORTFOLIO FUND L.P.
filed 2026-08-13
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

Statements of Financial Condition

June 30, 2026 (Unaudited) and December 31, 2025

	June 30,
	2026	December 31,
	(Unaudited)	2025
Assets
Equity in broker trading accounts
Cash (restricted cash of $7,624,217 and $14,677,488)	$29,575,782	$28,104,634
Net unrealized gain (loss) on open futures contracts	327,781	1,342,887
Net unrealized gain (loss) on open forward currency contracts	(84,060)	379,928
Total equity in broker trading accounts	29,819,503	29,827,449
Cash and cash equivalents	3,714,557	3,959,569
Investment in private investment company, at fair value (cost $4,237,264 and $4,237,264)	1,758,667	1,904,842
Investment in securities, at fair value (cost $33,544,937 and $34,187,569)	33,592,580	34,531,669
General Partner 1% allocation receivable	—	102,368
Exchange membership, at fair value (cost $189,000 and $189,000)	179,250	169,750
Interest receivable	3,423	—
Dividend receivable	—	6,380
Total assets	$69,067,980	$70,502,027

Liabilities and Partners’ Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$89,177	$80,580
Trading Advisor incentive fees payable	46	46
Commissions and other trading fees payable on open contracts	11,430	13,262
Cash Managers fees payable	14,355	15,365
General Partner management and performance fees payable	85,893	87,807
General Partner 1% allocation payable	54,707	—
Selling Agent payable - General Partner	72,611	75,768
Broker dealer servicing fees payable - General Partner	3,348	3,255
Administrative fee payable - General Partner	24,546	25,177
Interest payable	—	634
Dividend payable	7,316	—
Redemption payable	350,767	1,019,022
Total liabilities	714,196	1,320,916

Partners’ Capital (Net Asset Value)
Class A Interests – 11,164.5322 and 12,279.1965 units outstanding at June 30, 2026 and December 31, 2025, respectively	43,330,810	44,383,536
Class A2 Interests – 8.7653 and 8.7653 units outstanding at June 30, 2026 and December 31, 2025, respectively	9,618	8,895
Class B Interests – 2,920.9633 and 3,080.5412 units outstanding at June 30, 2026 and December 31, 2025, respectively	19,940,672	19,411,434
Class I Interests – 247.1650 and 247.1650 units outstanding at June 30, 2026 and December 31, 2025, respectively	298,698	274,413
Class R Interests – 4,151.3142 and 4,812.0445 units outstanding at June 30, 2026 and December 31, 2025, respectively	4,773,986	5,102,833
Total partners’ capital (net asset value)	68,353,784	69,181,111

Total liabilities and partners’ capital (net asset value)	$69,067,980	$70,502,027

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

June 30, 2026 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$1,000,000	1/31/27	U.S. Treasury Bond	4.13%	$1,017,792	1.49%
750,000	6/30/28	U.S. Treasury Bond	4.13%	749,703	1.10%
1,000,000	8/31/28	U.S. Treasury Bond	4.38%	1,018,842	1.49%
1,750,000	9/30/28	U.S. Treasury Bond	4.63%	1,787,161	2.61%
Total U.S. Treasury securities (cost: $4,611,299)				4,573,498	6.69%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$700,000	8/3/26	Mercedes-Benz Finance North America LLC	3.68%	$697,575	1.02%
Diversified financial services
600,000	7/13/26	DCAT, LLC	3.52%	599,238	0.87%
700,000	8/10/26	Columbia Funding Company, LLC	3.77%	697,006	1.02%
700,000	8/24/26	LSEG US Fin Corp.	3.90%	695,852	1.02%
700,000	9/29/26	Charles Schwab & Co., Inc.	4.00%	693,000	1.01%
Energy
700,000	7/23/26	The Southern Company	3.84%	698,289	1.02%
700,000	7/28/26	Xcel Energy Inc.	3.84%	697,915	1.02%
Insurance
500,000	7/6/26	New York Life Capital Corporation	3.17%	499,736	0.73%
Water
700,000	7/2/26	American Water Capital Corporation	1.97%	699,924	1.02%
Total U.S. commercial paper (cost: $5,961,698)				5,978,535	8.73%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2026 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$700,000	8/14/26	Barclays Bank PLC, United Kingdom	3.78%	696,706	1.02%
600,000	8/10/26	LMA S.A.	3.74%	597,453	0.86%
Machinery
600,000	7/16/26	John Deere Financial Inc.	3.57%	599,050	0.88%
Manufacturing
600,000	8/6/26	Glencove Funding DAC	3.72%	597,714	0.87%
Telecommunications
700,000	9/3/26	Telstra Group Limited, Australia	3.86%	695,159	1.02%
Total foreign commercial paper (cost: $3,176,334)				3,186,082	4.65%
Total commercial paper (cost: $9,138,032)				9,164,617	13.38%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Automotive
$1,000,000	4/6/29	General Motors Financial Company, Inc.	4.75%	1,010,078	1.48%
Banks
750,000	1/12/29	Morgan Stanley Bank, N.A.	5.02%	$771,054	1.13%
1,350,000	4/24/28	State Street Corporation	4.54%	1,362,664	1.99%
Computers
750,000	3/15/28	Salesforce, Inc.	4.50%	759,251	1.11%
Diversified financial services
1,500,000	11/15/28	Atlas Warehouse Lending Company, L.P.	4.63%	1,488,559	2.18%
Energy
1,000,000	1/8/28	Constellation Energy Generation, LLC	3.90%	1,009,800	1.48%
450,000	3/15/29	Evergy, Inc.	4.25%	450,851	0.66%
Software
1,250,000	11/15/27	Oracle Corporation	3.25%	1,230,350	1.80%
Telecommunications
500,000	3/1/27	AT&T Inc.	4.25%	506,413	0.74%
Total U.S. corporate notes (cost: $8,531,820)				8,589,020	12.57%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2026 (Unaudited)

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$833,333	10/20/28	Skymiles Ip Ltd, Cayman Islands	4.75%	$839,626	1.23%
Banks
750,000	12/11/26	The Toronto-Dominion Bank, Canada	5.26%	755,553	1.11%
Commercial Services
1,000,000	4/15/29	Avolon Holdings Funding Limited, Ireland	4.20%	994,866	1.46%
Diversified financial services
1,000,000	5/8/28	Marex Group Plc, United Kingdom	5.83%	1,014,596	1.48%
Total foreign corporate notes (cost: $3,586,933)				3,604,641	5.28%
Total corporate notes (cost: $12,118,753)				12,193,661	17.85%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$194,406	12/15/28	Ally Auto Receivables Trust 2024-1	5.08%	$195,473	0.29%
545,474	3/15/34	Ari Fleet Lease Trust 2025-B	4.59%	547,492	0.80%
300,000	11/15/34	Ari Fleet Lease Trust 2026-A	3.96%	298,977	0.44%
249,000	11/13/29	Autonation Finance Trust 2025-1	4.62%	250,226	0.37%
1,000,000	6/20/30	Enterprise Fleet Financing 2023-3 LLC	6.41%	1,021,577	1.49%
185,810	5/20/27	GM Financial Automobile Leasing Trust 2025-1	4.54%	186,136	0.27%
263,000	2/21/28	GM Financial Automobile Leasing Trust 2025-1	0.00%	263,862	0.39%
252,499	6/16/28	GM Financial Consumer Automobile Receivables Trust 2023-3	5.45%	254,037	0.37%
500,000	5/15/30	Honda Auto Receivables 2024-1 Owner Trust	5.17%	505,010	0.74%
319,327	3/15/29	LAD Auto Receivables Trust 2024-3	4.52%	320,280	0.47%
432,708	9/20/27	Toyota Lease Owner Trust 2024-B	4.21%	433,213	0.63%
Credit cards
525,000	9/15/26	American Express Credit Account Master Trust	5.23%	527,571	0.77%
Equipment
1,200,000	11/15/29	CNH Equipment Trust 2022-C	5.25%	1,209,618	1.78%
105,146	8/20/27	Dllad 2024-1 LLC	5.50%	105,433	0.15%
1,000,000	7/20/29	Dllad 2024-1 LLC	0.00%	1,010,981	1.48%
530,000	10/16/28	Volvo Financial Equipment LLC, Series 2024-1	4.29%	530,918	0.78%
Total U.S. asset backed securities (cost: $7,676,853)				7,660,804	11.22%
Total investments in securities (cost: $33,544,937)				$33,592,580	49.14%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2026 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$(60,072)	(0.09)%
Currencies	(20,193)	(0.03)%
Energy	(142,244)	(0.21)%
Equity indices	172,819	0.25%
Interest rate instruments	11,126	0.02%
Metals[2]	(3,855,343)	(5.64)%
Net unrealized gain (loss) on open long U.S. futures contracts	(3,893,907)	(5.70)%

Short U.S. Futures Contracts
Agricultural commodities	89,064	0.13%
Currencies	140,990	0.21%
Energy	36,596	0.05%
Equity indices	(20,326)	(0.03)%
Interest rate instruments	3,339	0.00%
Metals[2]	3,740,776	5.48%
Net unrealized gain (loss) on open short U.S. futures contracts	3,990,439	5.84%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	96,532	0.14%

Long Foreign Futures Contracts
Agricultural commodities	(3,722)	(0.01)%
Currencies	90,650	0.13%
Energy	28,073	0.04%
Equity indices	164,882	0.24%
Interest rate instruments	214,115	0.31%
Net unrealized gain (loss) on open long foreign futures contracts	493,998	0.71%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

June 30, 2026 (Unaudited)

Description	Fair Value	% of Partners’ Capital (Net Asset Value)
OPEN FUTURES CONTRACTS (continued)
Short Foreign Futures Contracts
Agricultural commodities	$(3,699)	(0.01)%
Currencies	(17,630)	(0.03)%
Energy	(17,867)	(0.03)%
Equity indices	(7,975)	(0.01)%
Interest rate instruments	(215,578)	(0.31)%
Net unrealized gain (loss) on open short foreign futures contracts	(262,749)	(0.39)%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	231,249	0.32%

Net unrealized gain (loss) on open futures contracts	$327,781	0.46%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long[2]	$(877,837)	(1.28)%
Short[2]	1,022,707	1.50%
Net unrealized gain (loss) on open U.S. forward currency contracts	144,870	0.22%

Foreign Forward Currency Contracts
Long	(8,612)	(0.01)%
Short	(220,318)	(0.31)%
Net unrealized gain (loss) on open foreign forward currency contracts	(228,930)	(0.32)%

Net unrealized gain (loss) on open forward currency contracts	$(84,060)	(0.10)%

INVESTMENT IN PRIVATE INVESTMENT COMPANY[3]
Galaxy Plus Fund - East Alpha Feeder Fund (548) LLC (cost: $4,237,264)	$1,758,667	2.57%

[1]	Represents the annualized yield at date of purchase for discount securities or the stated coupon rate for coupon-bearing securities.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

[3]	Private investment company is a separate series that is part of the Galaxy Plus Managed Account Platform (Platform), which is sponsored by New Hyde Park Alternative Funds, LLC (Sponsor). Each series on the Platform invests in Master Fund that allocates assets to a Commodity Trading Advisor (“CTA”). The CTA of our master fund investment trades global commodities markets primarily through futures contracts. The CTA is paid a management fee of up to 1.00% and a 20% share of the trading profits which are included in the net asset value of the underlying investment. The Fund may redeem any portion of its investment on a daily basis. Any requested redemption will be satisfied within two days. There are no restrictions on liquidity for the Fund.

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

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2025

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Commercial Paper
Banks
$500,000	3/3/26	LMA S.A.	3.95%	$496,620	0.72%
700,000	1/5/26	Oversea-Chinese Banking Corporation Limited, Singapore	3.19%	699,690	1.01%
600,000	1/23/26	Royal Bank of Canada	3.84%	598,533	0.87%
Energy
800,000	1/7/26	Saudi Arabian Oil Company, Saudi Arabia	3.41%	799,471	1.15%
Total foreign commercial paper (cost: $2,585,398)				2,594,314	3.75%
Total commercial paper (cost: $9,646,854)				9,673,428	13.98%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$1,500,000	3/11/27	Bank of America Corporation	1.66%	$1,497,566	2.16%
1,000,000	3/18/27	Goldman Sachs Bank USA	5.28%	1,015,888	1.47%
1,000,000	5/13/27	PNC Bank	4.54%	1,006,857	1.46%
Computers
950,000	9/25/26	Hewlett Packard Enterprise Company	4.45%	962,762	1.39%
Diversified financial services
1,500,000	11/15/28	Atlas Whse Lending Co LP	4.63%	1,513,758	2.20%
1,350,000	4/24/28	State Street Corporation	4.54%	1,371,568	1.98%
Energy
500,000	1/29/26	NextEra Energy Capital Holdings, Inc.	4.95%	510,705	0.74%
Software
1,250,000	11/15/27	Oracle Corporation	3.25%	1,227,712	1.77%
Telecommunications
1,500,000	3/1/27	AT&T Inc.	4.25%	1,524,526	2.20%
1,112,000	3/16/27	Verizon Communications Inc.	4.13%	1,127,834	1.63%
Total U.S. corporate notes (cost: $11,521,506)				11,759,176	17.00%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

December 31, 2025

		Description		Fair Value	% of Partners’ Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$750,000	12/11/26	The Toronto-Dominion Bank, Canada	5.26%	$761,593	1.10%
Diversified financial services
1,000,000	5/8/28	Marex Group Plc, United Kingdom	5.83%	1,025,604	1.48%
Total foreign corporate notes (cost: $1,750,000)				1,787,197	2.58%
Total corporate notes (cost: $13,271,506)				13,546,373	19.58%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
324,595	12/15/28	Ally Auto Receivables Trust 2024-1	5.08%	327,421	0.47%
723,640	5/20/27	GM Financial Automobile Leasing Trust 2025-1	4.54%	726,335	1.05%
489,194	6/16/28	GM Financial Consumer Automobile Receivables Trust 2023-3	5.45%	493,892	0.71%
450,000	3/15/29	LAD Auto Receivables Trust 2024-3	4.52%	452,330	0.65%
386,803	4/15/27	Nissan Auto Lease Trust 2024-A	4.91%	388,586	0.56%
925,000	9/20/27	Toyota Lease Owner Trust 2024-B	4.21%	927,832	1.35%
Credit cards
525,000	9/15/26	American Express Credit Account Master Trust	5.23%	531,381	0.77%
460,000	5/15/26	American Express Credit Account Master Trust, Series 2023-1	4.87%	462,609	0.67%
1,400,000	5/15/28	Capital One Multi-Asset Execution Trust, Series 2023-1	4.42%	1,405,244	2.03%
675,000	3/15/28	Discover Card Execution Note Trust, Series 2023-1	4.31%	676,947	0.98%
Equipment
565,080	8/20/27	Dllad 2024-1 LLC	5.50%	568,454	0.82%
14,917	6/13/28	Mmaf Equipment Finance Llc 2021-A	0.56%	14,851	0.02%
737,000	1/22/29	Verizon Master Trust 2023-1 Fund	4.49%	740,455	1.07%
530,000	10/16/28	Volvo Financial Equipment LLC, Series 2024-1	4.29%	533,208	0.77%
Total U.S. asset backed securities (cost: $8,236,981)				8,249,545	11.92%
Total investments in securities (cost: $34,187,569)				$34,531,669	49.91%

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

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Operations

For the Three and Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Realized and Change in Unrealized Gain (Loss) on Investments
Net realized gain (loss) on:
Futures, futures options, swaps and forward contracts	$346,283	$(7,258,175)	$8,105,970	$(10,580,752)
Investments in securities	16,388	123,021	143,496	228,672
Net change in unrealized gain (loss) on:
Futures, futures options, swaps and forward contracts	(691,490)	59,100	(1,479,094)	(1,165,106)
Investment in private investment company	(247,644)	(716,255)	(146,174)	(798,282)
Investments in securities	(62,438)	(104,248)	(308,954)	(80,210)
Exchange membership	9,250	136,500	9,500	153,000
Brokerage commissions and trading expenses	(168,564)	(228,001)	(359,795)	(471,318)
Net realized and change in unrealized gain (loss) on investments	(798,215)	(7,988,058)	5,964,949	(12,713,996)

Net Investment Income (Loss)
Income
Dividends and interest income	622,944	902,046	1,242,593	1,944,518

Expenses
Trading Advisor management fees	251,601	316,266	508,302	688,490
Trading Advisor incentive fees	(46,947)	—	1,270	647
Cash Managers fees	18,816	22,490	36,539	48,931
General Partner management and performance fees	266,105	321,518	544,250	713,151
Selling agent fees - General Partner	224,252	275,052	462,013	614,318
Broker dealer servicing fees - General Partner	10,316	12,470	20,778	27,306
General Partner 1% allocation	(9,795)	(81,305)	54,707	(130,766)
Administrative fee - General Partner	80,032	96,641	163,674	214,338
Total expenses	794,380	963,132	1,791,533	2,176,415
Net investment income (loss)	(171,436)	(61,086)	(548,940)	(231,897)
Net Income (Loss)	$(969,651)	$(8,049,144)	$5,416,009	$(12,945,893)

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Operations (continued)

For the Three and Six Months Ended June 30, 2026 and 2025 (unaudited)

	Three Months Ended June 30, 2026
	Class A	Class A2	Class B	Class I	Class R

Increase (decrease) in net asset value per unit	$(62.48)	$(13.80)	$(78.99)	$(11.11)	$(12.74)
Net income (loss) per unit†	$(60.84)	$(13.80)	$(75.31)	$(11.11)	$(11.52)

Weighted average number of units outstanding	11,343.7025	8.7638	2,975.7446	247.1650	4,555.8776

	Three Months Ended June 30, 2025
	Class A	Class A2	Class B	Class I	Class R

Increase (decrease) in net asset value per unit	$(327.81)	$(87.89)	$(537.00)	$(91.46)	$(89.74)
Net income (loss) per unit†	$(367.20)	$(87.71)	$(565.50)	$(91.46)	$(99.28)

Weighted average number of units outstanding	14,405.0665	8.7653	3,930.3794	247.1650	5,173.0681

	Six Months Ended June 30, 2026
	Class A	Class A2	Class B	Class I	Class R

Increase (decrease) in net asset value per unit	$266.58	$82.63	$525.44	$98.26	$89.56
Net income (loss) per unit†	$282.30	$82.46	$535.12	$98.25	$93.75

Weighted average number of units outstanding	11,805.8022	8.7638	3,023.5384	247.1650	4,696.4381

	Six Months Ended June 30, 2025
	Class A	Class A2	Class B	Class I	Class R

Increase (decrease) in net asset value per unit	$(518.41)	$(137.00)	$(834.13)	$(140.62)	$(139.09)
Net income (loss) per unit†	$(535.98)	$(136.81)	$(844.25)	$(140.62)	$(143.49)

Weighted average number of units outstanding	16,001.1097	8.7653	4,174.6548	247.1650	5,639.4100

†	(based on weighted average of number of unit outstanding during the period)

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net income (loss)	$5,416,009	$(12,945,893)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures, futures options, forward contracts and swap contracts	1,479,094	1,165,106
Net realized and change in unrealized (gain) loss on private investment company and securities	311,632	649,820
Net change in unrealized (gain) loss in exchange membership interest	(9,500)	(153,000)
Purchases of securities and private investment company	(119,477,389)	(190,356,624)
Proceeds from disposition of private investment company and securities	120,251,021	211,444,074
Changes in
Interest receivable	(3,423)	—
Dividend receivable	6,380	(4,514)
Trading Advisor management fee payable	8,597	(9,682)
Trading Advisor incentive fee payable	—	(202,870)
Commissions and other trading fees payable on open contracts	(1,832)	(5,890)
Cash Manager fees payable	(1,010)	(3,077)
General Partner management and performance fees payable	(1,914)	(37,948)
General Partner 1% allocation receivable / payable	157,075	(134,690)
Selling Agent fees payable - General Partner	(3,157)	(35,244)
Broker dealer servicing fees payable - General Partner	93	(1,262)
Administrative fee payable – General Partner	(631)	(11,471)
Interest payable	(634)	(5,202)
Dividend payable	7,316	—
Net cash provided by (used in) operating activities	8,137,727	9,351,633

Cash flows from financing activities
Redemptions, net of changes in redemptions payable	(6,911,591)	(17,283,209)
Net cash used in financing activities	(6,911,591)	(17,283,209)

Net increase (decrease) in cash and cash equivalents	1,226,136	(7,931,576)
Cash and cash equivalents, beginning of period	32,064,203	44,184,817
Cash and cash equivalents, end of period	$33,290,339	$36,253,241

End of period cash and cash equivalents consists of
Cash and restricted cash in broker trading accounts	$29,575,782	$28,135,623
Cash and cash equivalents	3,714,557	8,117,618
Total end of period cash and cash equivalents	$33,290,339	$36,253,241

Supplemental disclosure of cash flow information
Prior period redemptions paid	$1,019,022	$904,899

Supplemental schedule of non-cash financing activities
Redemptions payable	$350,767	$2,741,760

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

	Class A	Class A2	Class B	Class I	Class R	Total
Six Months Ended
June 30, 2026
Balance at December 31, 2025	$44,383,536	$8,895	$19,411,434	$274,413	$5,102,833	$69,181,111
Net income (loss)	4,022,939	844	1,842,056	27,031	492,790	6,385,660
Subscriptions	—	—	—	—	—	—
Redemptions	(2,672,219)	—	(747,445)	—	(75,066)	(3,494,730)
Transfers	(383,651)	—	383,651	—	—	—
Balance at March 31, 2025	45,350,605	9,739	20,889,696	301,444	5,520,557	72,072,041
Net income (loss)	(690,187)	(121)	(224,094)	(2,746)	(52,503)	(969,651)
Subscriptions	—	—	—	—	—	—
Redemptions	(1,297,170)	—	(757,368)	—	(694,068)	(2,748,606)
Transfers	(32,438)	—	32,438	—	—	—
Balance at June 30, 2026	$43,330,810	$9,618	$19,940,672	$298,698	$4,773,986	$68,353,784

Six Months Ended
June 30, 2025
Balance at December 31, 2024	$70,212,384	$9,733	$30,691,082	$296,265	$6,907,989	$108,117,453
Net income (loss)	(3,286,741)	(430)	(1,301,823)	(12,150)	(295,605)	(4,896,749)
Subscriptions	—	—	—	—	—	—
Redemptions	(2,033,293)	—	(2,353,120)	—	—	(4,386,413)
Transfers	(493,048)	—	493,048	—	—	—
Balance at March 31, 2025	64,399,302	9,303	27,529,187	284,115	6,612,384	98,834,291
Net income (loss)	(5,289,558)	(769)	(2,222,638)	(22,606)	(513,573)	(8,049,144)
Subscriptions	—	—	—	—	—	—
Redemptions	(11,053,255)	—	(2,715,625)	—	(964,777)	(14,733,657)
Transfers	(166,046)	—	166,046	—	—	—
Balance at June 30, 2025	$47,890,443	$8,534	$22,756,970	$261,509	$5,134,034	$76,051,490

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Six Months Ended June 30, 2026 and 2025

(Unaudited)

Units

	Class A	Class A2	Class B	Class I	Class R
Six Months Ended
June 30, 2026
Balance at December 31, 2025	12,279.1965	8.7653	3,080.5412	247.1650	4,812.0445
Subscriptions	—	—	—	—	—
Redemptions	(683.3486)	—	(110.4890)	—	(64.0967)
Transfers	(96.0315)	—	54.9214	—	—
Balance at March 31, 2025	11,499.8164	8.7653	3,024.9736	247.1650	4,747.9478
Subscriptions	—	—	—	—	—
Redemptions	(327.0257)	—	(108.7124)	—	(596.6336)
Transfers	(8.2585)	—	4.7021	—	—
Balance at June 30, 2026	11,164.5322	8.7653	2,920.9633	247.1650	4,151.3142

Six Months Ended
June 30, 2025
Balance at December 31, 2024	17,508.2067	8.7653	4,469.0732	247.1650	5,989.1724
Subscriptions	—	—	—	—	—
Redemptions	(525.7417)	—	(350.5401)	—	—
Transfers	(122.4959)	—	71.4040	—	—
Balance at March 31, 2025	16,859.9691	8.7653	4,189.9371	247.1650	5,989.1724
Subscriptions	—	—	—	—	—
Redemptions	(3,098.6441)	—	(444.9662)	—	(927.6344)
Transfers	(46.4019)	—	26.9180	—	—
Balance at June 30, 2025	13,714.9231	8.7653	3,771.8889	247.1650	5,061.5380

Net Asset Value per Unit

	Class A	Class A2	Class B	Class I	Class R

June 30, 2026	$3,881.11	$1,097.48	$6,826.75	$1,208.50	$1,149.99
December 31, 2025	3,614.53	1,014.85	6,301.31	1,110.24	1,060.43
June 30, 2025	3,491.85	973.61	6,033.31	1,058.03	1,014.32
December 31, 2024	4,010.26	1,110.61	6,867.44	1,198.65	1,153.41

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

Significant Accounting Policies

Accounting Principles

The Fund’s financial statements are prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”). Under U.S. GAAP, the Fund is an investment company and follows accounting and reporting guidance under the Financial Accounting Standards Board (FASB) Accounting Standard Codification (ASC) Topic 946, Financial Services – Investment Companies.

Use of Estimates

Preparing financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended June 30, 2026 and year ended December 31, 2025, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through June 30, 2026. With few exceptions, the Fund is subject to U.S. federal, or state and local income tax examinations by tax authorities for the current and prior three years.

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

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At June 30, 2026
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$327,781	$—	$—	$327,781
Net unrealized gain (loss) on open forward currency contracts*	—	(84,060)	—	(84,060)
Cash and cash equivalents:
Money market funds	377,300	—	—	377,300
Investment in private investment company	—	—	1,758,667	1,758,667
Investment in securities:
U.S. Treasury securities*	4,573,498	—	—	4,573,498
Asset backed securities*	—	7,660,804	—	7,660,804
Commercial paper*	—	9,164,617	—	9,164,617
Corporate notes*	—	12,193,661	—	12,193,661
Exchange membership	—	179,250	—	179,250
Total	$5,278,579	$29,114,272	$1,758,667	$36,151,518

*	See the condensed schedule of investments for further description.

At December 31, 2025
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$1,342,887	$—	$—	$1,342,887
Net unrealized gain (loss) on open forward currency contracts*	—	379,928	—	379,928
Cash and cash equivalents:
Money market funds	1,834,391	—	—	1,834,391
Investment in private investment company	—	—	1,904,842	1,904,842
Investment in securities:
U.S. Treasury securities*	3,062,323	—	—	3,062,323
Asset backed securities*	—	8,249,545	—	8,249,545
Commercial paper*	—	9,673,428	—	9,673,428
Corporate notes*	—	13,546,373	—	13,546,373
Exchange membership	—	169,750	—	169,750
Total	$6,239,601	$32,019,024	$1,904,842	$40,163,467

*	See the condensed schedule of investments for further description.

There were no Level 3 holdings at June 30, 2026 and December 31, 2025, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts, none of which are designated as hedging instruments. At June 30, 2026, the Fund’s derivative contracts had the following impact on the statements of financial condition:

June 30, 2026

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$352,736	$(331,165)	$21,571
Currencies	300,308	(106,491)	193,817
Energy	121,014	(216,456)	(95,442)
Equity indices	480,440	(171,040)	309,400
Interest rate instruments	357,685	(344,683)	13,002
Metals	5,428,817	(5,543,384)	(114,567)
Net unrealized gain (loss) on open futures contracts	$7,041,000	$(6,713,219)	$327,781

Net unrealized gain (loss) on open forward currency contracts	$1,395,342	$(1,479,402)	$(84,060)

At June 30, 2026, there were 6,462 open futures contracts, 238 open swap contracts and 5,025 open forward currency contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at June 30, 2026 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Liabilities in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank, AG	$(292,759)	$—	$292,759	$—
Deutsche Bank Securities, Inc	101,338	—	—	101,338
Goldman Sachs & Co. LLC	(7,364)	—	7,364	—
SG Americas Securities, LLC	442,506	—	—	442,506
Total	$243,721	$—	$300,123	$543,844

*	In the event of any liability balances, collateral amounts may exceed the related net amounts of financial assets and liabilities presented in the statement of assets and liabilities. Where this is the case, the total amount reported is limited to the net amounts of financial assets and liabilities with that counterparty.

For the three and six months ended June 30, 2026, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended June 30, 2026		Six Months Ended June 30, 2026
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(520,483)	$(427,726)	$(881,212)	$(228,806)
Currencies	(230,540)	81,953	1,131,423	147,031
Energy	(690,239)	(368,343)	2,530,732	(181,935)
Equity indices	2,986,655	394,582	2,876,874	291,308
Interest rate instruments	(1,812,965)	38,730	(1,973,077)	240,439
Metals	(558,837)	(16,487)	2,775,697	(1,283,143)
Total futures contracts	(826,409)	(297,291)	6,460,437	(1,015,106)

Forward currency contracts	1,235,845	(394,199)	1,529,287	(463,988)

Swap contracts	(61,699)	—	97,237	—

Total futures, swap and forward currency contracts	$347,737	$(691,490)	$8,086,961	$(1,479,094)

For the three months ended June 30, 2026, the number of futures contracts closed was 58,414, the number of swap contracts closed was 2,738 and the number of forward currency contracts closed was 110,772. For the six months ended June 30, 2026, the number of futures contracts closed was 137,526, the number of swap contracts closed was 6,843 and the number of forward currency contracts closed was 135,506.

At December 31, 2025, the Fund’s derivative contracts had the following impact on the statements of financial condition:

December 31, 2025

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$579,652	$(329,275)	$250,377
Currencies	160,551	(113,764)	46,787
Energy	210,362	(123,868)	86,494
Equity indices	253,164	(235,074)	18,090
Interest rate instruments	310,822	(538,258)	(227,436)
Metals	9,543,841	(8,375,266)	1,168,575
Net unrealized gain (loss) on open futures contracts	$11,058,392	$(9,715,505)	$1,342,887

Net unrealized gain (loss) on open forward currency contracts	$1,054,867	$(674,939)	$379,928

At December 31, 2025, there were 7,536 open futures contracts, 3,880 open forward currency contracts and 273 open swap contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2025 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount

Deutsche Bank, AG	$259,500	$—	$—	$259,500
Deutsche Bank Securities, Inc	273,319	—	—	273,319
SG Americas Securities, LLC	1,205,669	—	—	1,205,669
Goldman Sachs & Co. LLC	(15,673)	—	15,673	—
Total	$1,722,815	$—	$15,673	$1,738,488

For the three and six months ended June 30, 2025, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended June 30, 2025		Six Months Ended June 30, 2025
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(324,033)	$279,138	$(521,057)	$(307,520)
Currencies	169,439	248,343	(1,029,999)	(247,563)
Energy	(1,716,422)	(1,587,123)	(2,944,108)	(1,100,033)
Equity indices	(2,181,153)	1,146,749	(81,155)	1,166,018
Interest rate instruments	(953,626)	(323,964)	(3,013,114)	(49,932)
Metals	271,215	(586,626)	1,386,901	(7,393)
Total futures contracts	(4,734,580)	(823,483)	(6,202,532)	(546,423)

Forward currency contracts	(2,514,261)	882,583	(3,859,117)	(618,683)

Net open futures contracts	(7,358)	—	(7,358)	—

Swap contracts	84,655	—	(256,546)	—

Total futures and forward currency	$(7,171,544)	$59,100	$(10,325,553)	$(1,165,106)

For the three months ended June 30, 2025, the number of futures contracts closed was 90,962, the number of futures options contracts closed was 266, the number of swap contracts closed was 5,211 and the number of forward currency contracts closed was 55,829. For the six months ended June 30, 2026, the number of futures contracts closed was 192,958, the number of futures options contracts closed was 266, the number of swap contracts closed was 9,020 and the number of forward currency contracts closed was 123,890.

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

At June 30, 2026 and December 31, 2025, the Principal of the General Partner had the following investment balance in the Fund:

	June 30, 2026	December 31, 2025
Units Owned	13.9977	13.9977
Value of Units	$95,559	$88,204

The following fees are paid to the General Partner:

▪	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears. The General Partner was paid management fees of $266,105 and $544,250 for the three-month and six-month periods ended June 30, 2026, respectively, and was paid $321,518 and $713,151 for the three-month and six-month periods ended June 30, 2025, respectively.

▪	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears. For the periods ending June 30, 2026 and 2025, the General Partner did not earn any performance fees.

▪	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner and the amounts are recorded in the statements of operations.

▪	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner and the amounts are recorded in the statements of operations.

▪	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the Fund, payable in arrears to the General Partner and the amounts are recorded in the statements of operations. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

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

Principal Global Investors, LLC serves as the cash manager for the Fund (the “Cash Manager”). The Fund incurs monthly fees, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.21% and 0.18% of the investments in securities as of the period ended June 30, 2026 and 2025, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At June 30, 2026 and December 31, 2025, the Fund had assets totaling $29,819,503 and $29,827,449, respectively, with brokers, which includes margin deposit requirements of $7,624,217 and $14,677,488, respectively.

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

Through its investments in debt securities, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at June 30, 2026.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$4,573,498	$5,978,535	$8,589,020	$7,660,804	$26,801,857	39.21%
Canada	—	599,050	755,553	—	1,354,603	1.98%
Ireland	—	597,714	—	—	597,714	0.87%
United Kingdom	—	696,706	1,014,596	—	1,711,302	2.51%
France	—	597,453	—	—	597,453	0.87%
Cayman Islands	—	—	1,834,492	—	1,834,492	2.68%
Australia	—	695,159	—	—	695,159	1.02%
Total	$4,573,498	$9,164,617	$12,193,661	$7,660,804	$33,592,580	49.14%

The following table presents the exposure at December 31, 2025.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners’ Capital (Net Asset Value)
United States	$3,062,323	$7,079,114	$11,759,176	$8,249,545	$30,150,158	43.58%
United Kingdom	—	—	1,025,604	—	1,025,604	1.47%
France	—	496,620	—	—	496,620	0.72%
Canada	—	598,533	761,593	—	1,360,126	1.97%
Singapore	—	699,690	—	—	699,690	1.01%
Saudi Arabia	—	799,471	—	—	799,471	1.16%
Total	$3,062,323	$9,673,428	$13,546,373	$8,249,545	$34,531,669	49.91%

9.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at June 30, 2026, the statements of operations, the statements of cash flows, and statement of changes in partners’ capital (net asset value) for the three and six months ended June 30, 2026 and 2025, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at June 30, 2026, results of operations, cash flows and changes in partners’ capital (net asset value) for the three and six months ended June 30, 2026 and 2025. The results of operations for the three and six months ended June 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three and six months ended June 30, 2026 and 2025, assuming the unit was outstanding throughout the entire period:

	Three Months Ended June 30, 2026
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$3,943.59	$1,111.28	$6,905.74	$1,219.61	$1,162.73

Net realized and change in unrealized gain (loss) on investments (1)	(46.26)	(13.10)	(81.41)	(14.43)	(13.74)
Net investment income (loss) (1)	(16.22)	(0.70)	2.42	3.32	1.00
Total income (loss) from operations	(62.48)	(13.80)	(78.99)	(11.11)	(12.74)

Net asset value per unit, end of period	$3,881.11	$1,097.48	$6,826.75	$1,208.50	$1,149.99

Total return	(1.58)%	(1.24)%	(1.14)%	(0.91)%	(1.10)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	5.20%	3.80%	3.40%	2.45%	3.19%
General Partner 1% allocation	(0.02)%	(0.01)%	(0.01)%	(0.01)%	(0.01)%
Net total expenses	5.18%	3.79%	3.39%	2.44%	3.18%

Net investment income (loss) (2) (3) (5)	(1.70)%	(0.30)%	0.10%	1.04%	0.30%

	Three Months Ended June 30, 2025
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per Unit, beginning of period	$3,819.66	$1,061.50	$6,570.31	$1,149.49	$1,104.06

Net realized and change in unrealized gain (loss) on investments (1)	(318.86)	(88.96)	(550.22)	(96.20)	(92.58)
Net investment income (loss) (1)	(8.95)	1.07	13.22	4.74	2.84
Total income (loss) from operations	(327.81)	(87.89)	(537.00)	(91.46)	(89.74)

Net asset value per unit, end of period	$3,491.85	$973.61	$6,033.31	$1,058.03	$1,014.32

Total return (4)	(8.58)%	(8.28)%	(8.17)%	(7.96)%	(8.13)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	5.95%	4.13%	3.86%	2.78%	3.74%
General Partner 1% allocation	(0.10)%	(0.09)%	(0.09)%	(0.09)%	(0.10)%
Net total expenses	5.85%	4.04%	3.77%	2.69%	3.64%

Net investment income (loss) (2) (3) (5)	(1.43)%	0.07%	0.49%	1.42%	0.72%

	Six Months Ended June 30, 2026
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$3,614.53	$1,014.85	$6,301.31	$1,110.24	$1,060.43

Net realized and change in unrealized gain (loss) on investments (1)	309.34	86.92	538.54	94.83	90.69
Net investment income (loss) (1)	(42.76)	(4.29)	(13.10)	3.43	(1.13)
Total income (loss) from operations	266.58	82.63	525.44	98.26	89.56

Net asset value per unit, end of period	$3,881.11	$1,097.48	$6,826.75	$1,208.50	$1,149.99

Total return (4)	7.38%	8.14%	8.34%	8.85%	8.45%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	5.56%	4.15%	3.73%	2.77%	3.53%
General Partner 1% allocation	0.07%	0.08%	0.08%	0.08%	0.08%
Net total expenses	5.63%	4.23%	3.81%	2.85%	3.61%

Net investment income (loss) (2) (3) (5)	(2.08)%	(0.64)%	(0.23)%	0.75%	(0.03)%

	Six Months Ended June 30, 2025
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per Unit, beginning of period	$4,010.26	$1,110.61	$6,867.44	$1,198.65	$1,153.41

Net realized and change in unrealized gain (loss) on investments (1)	(496.63)	(138.31)	(855.22)	(149.55)	(143.75)
Net investment income (loss) (1)	(21.78)	1.31	21.09	8.93	4.66
Total income (loss) from operations	(518.41)	(137.00)	(834.13)	(140.62)	(139.09)

Net asset value per unit, end of period	$3,491.85	$973.61	$6,033.31	$1,058.03	$1,014.32

Total return (4)	(12.93)%	(12.34)%	(12.15)%	(11.73)%	(12.06)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation (2) (3)	5.58%	4.07%	3.72%	2.73%	3.52%
General Partner 1% allocation	(0.14)%	(0.13)%	(0.13)%	(0.13)%	(0.13)%
Net total expenses	5.44%	3.94%	3.59%	2.60%	3.39%

Net investment income (loss) (2) (3) (5)	(1.44)%	(0.01)%	0.39%	1.33%	0.59%

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

12. Subsequent Events

Subsequent to quarter end, there were $0 of contributions into the Fund and $622,577 of redemptions from the Fund.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of June 30, 2026 and second quarter 2026 gross performance contribution by sector was as follows:

Risk Allocation	Net Position	Sector	Gross Performance Contribution
13%	Short	Agriculturals	(1.36)%
9%	Long	Energies	(1.68)%
15%	Long	Metals	(0.87)%
27%	Short FX	Currencies	1.00%
20%	Long	Equity indices	4.84%
16%	Short	Interest rates	(2.47)%

Results of Operations

The returns for each Class of Units for the six months ended June 30, 2026 and 2025 were:

Class of Units	2026	2025
Class A	7.38%	(12.93)%
Class A2	8.14%	(12.34)%
Class B	8.34%	(12.15)%
Class I	8.85%	(11.73)%
Class R	8.45%	(12.06)%

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

The LoCorr Futures Portfolio Fund posted a negative return in March as losses in equities, metals interest rates, currencies, and agricultural commodities outweighed gains in energy. The Fund finished with a net loss of (1.29)%, (1.17)%, (1.14)%, (1.06)% and (1.12)% for Class A, A2, B, I, and R Units, respectively.

April

Equity markets rebounded strongly in April as the S&P 500 Total Return Index gained +10.49%, supported by improving investor sentiment, resilient corporate earnings, and optimism surrounding a potential ceasefire in the Iran conflict, while international equities also advanced, with the MSCI EAFE Index up +7.45%. Fixed income markets posted modest gains, with the Bloomberg U.S. Aggregate Bond Index rising +0.11% as Treasury yields stabilized during the month. The U.S. Dollar weakened -1.91% against a basket of foreign currencies. Commodities continued to rise amid ongoing uncertainty surrounding the Iran conflict, with oil prices remaining highly volatile throughout April. The Bloomberg Commodity Total Return Index rose +4.21%, led by strength in energy markets, while the Bloomberg Brent Crude Subindex gained +15.14%.

The LoCorr Futures Portfolio Fund posted a positive return in April as gains in equities, energy, and currencies outweighed losses in interest rates and metals. Agricultural commodities were negligible to performance. The Fund finished with a net gain of 1.80%, 1.92%, 1.95%, 2.03% and 1.97% for Class A, A2, B, I, and R Units, respectively.

May

Equity markets continued to advance in May as the S&P 500 Total Return Index gained +5.26%, supported by strong corporate earnings, enthusiasm surrounding artificial intelligence-related investments, and hopes that tensions related to the Iran war will ease. International equities also moved higher, with the MSCI EAFE Index returning +3.07% as improving investor sentiment supported developed markets abroad. Fixed income markets posted modest gains, with the Bloomberg U.S. Aggregate Bond Index rising +0.31% as Treasury yields remained relatively stable despite ongoing geopolitical uncertainty. The U.S. Dollar strengthened +0.87% against a basket of foreign currencies. Commodity markets weakened overall, with the Bloomberg Commodity Total Return Index declining -3.56%, as oil prices pulled back from elevated levels tied to disruptions caused by the Iran conflict.

The LoCorr Futures Portfolio Fund posted a negative return in May as losses in interest rates, energy, and agricultural commodities outweighed gains in equities and currencies. Metals were negligible to performance. The Fund finished with a net loss of (2.16)%, (2.05)%, (2.02)%, (1.95)% and (2.00)% for Class A, A2, B, I, and R Units, respectively.

June

Equities trading was the largest contributor to the Fund’s results. The strongest gains were generated from positions in the S&P 500, NASDAQ, and Euro Stoxx 50 indices, while the South Korean KOSPI 200 detracted from performance. Currency trading also contributed positively, with the largest gains coming from long positions in the Japanese yen, Canadian dollar, and euro versus the U.S. dollar, partially offset by losses in the Norwegian krone. Commodities produced the largest losses during the period, driven primarily by energy markets, although metals and agriculture also generated negative returns. Within energy, the largest detractors were WTI and Brent crude oil. In agriculture, gains in corn were more than offset by losses in the soybean complex. In metals, losses from aluminum trading were largely offset by gains in silver. Fixed income had a negligible impact on overall returns, as gains in U.S. markets were largely offset by losses in Europe. From a manager perspective, the Fund’s allocation to systematic macro strategies contributed positively to performance, led by Millburn. In contrast, the allocation to trend-following strategies detracted from returns, as both Crabel and Transtrend posted losses.

The LoCorr Futures Portfolio Fund declined in June as compared to a gain for the benchmark Barclay Systematic Traders Index. The Fund finished with a net loss of (1.19)%, (1.08)%, (1.04)%, (0.97)% and (1.03)% for Class A, A2, B, I, and R Units, respectively.

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

The LoCorr Futures Portfolio Fund declined in February as losses in currencies, agricultural commodities, energy, interest rates, and metals overshadowed gains in equities. The Fund finished with a net gain of (4.77)%, (4.66)%, (4.63)%, (4.55)% and (4.61)% for Class A, A2, B, I, and R Units, respectively.

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

The LoCorr Futures Portfolio Fund declined in March as losses in currencies, equities, and agricultural commodities overshadowed gains in metals. Performance in interest rates and energy products was negligible. The Fund finished with a net gain of (0.91)%, (0.80)%, (0.77)%, (0.69)% and (0.75)% for Class A, A2, B, I, and R Units, respectively.

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund’s open positions by market sector at June 30, 2026 and December 31, 2025. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	June 30, 2026		December 31, 2025
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization
Agricultural commodities	$478,320	0.70%	$563,177	0.80%
Currencies	949,499	1.38%	893,456	1.27%
Energy	308,968	0.45%	377,395	0.54%
Equity indices	693,833	1.01%	622,362	0.89%
Interest rate instruments	579,744	0.84%	548,528	0.78%
Metals	516,867	0.75%	625,846	0.89%
Total	$3,527,231	5.13%	$3,630,764	5.17%

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

The following were the primary trading risk exposures of the Fund as of June 30, 2026, by market sector.

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

The following represent non-trading risk exposures of the Fund as of June 30, 2026.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at June 30, 2026 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended June 30, 2026. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended June 30, 2026 were as follows:

	April	May	June	Total
A Units
Units redeemed	(160.6335)	(138.8159)	(27.5763)	(327.0257)
Average net asset value per unit	$4,014.67	$3,927.88	$3,881.11	$3,966.57

A2 Units
Units redeemed	—	—	—	—
Average net asset value per unit	—	—	—	—

B Units
Units redeemed	(60.6964)	(30.9961)	(17.0199)	(108.7124)
Average net asset value per unit	$7,040.68	$6,898.73	$6,826.75	$6,966.72

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	—	—	—	—

R Units
Units redeemed	(90.4903)	(395.2306)	(110.9127)	(596.6336)
Average net asset value per unit	$1,185.64	$1,161.93	$1,149.99	$1,163.31

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

Dated: August 13, 2026	LoCorr Futures Portfolio Fund, Limited Partnership

By:	Steben & Company, LLC
General Partner

By:	/s/ Kevin M. Kinzie
Name:	Kevin M. Kinzie
Title:	President, Chief Executive Officer and Director of the General Partner (Principal Executive Officer)

By:	/s/ Jon C. Essen
Name:	Jon C. Essen
Title:	Chief Financial Officer and Director of the General Partner (Principal Financial and Accounting Officer)