Form 10-Q
period 2026-09-30
LOCORR FUTURES PORTFOLIO FUND L.P.
filed 2026-11-13
CIK 861441

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Statements of Financial Condition

September 30, 2026 (Unaudited) and December 31, 2025

	September 30,
	2026	December 31,
	(Unaudited)	2025
Assets
Equity in broker trading accounts
Cash (restricted cash of $15,661,699 and $14,677,488)	$28,957,695	$28,104,634
Net unrealized gain (loss) on open futures contracts	2,750,766	1,342,887
Net unrealized gain (loss) on open forward currency contracts	737,390	379,928
Total equity in broker trading accounts	32,445,851	29,827,449
Cash and cash equivalents	6,380,166	3,959,569
Investment in private investment company, at fair value (cost $4,237,264 and $4,237,264)	2,313,514	1,904,842
Investment in securities, at fair value (cost $30,643,332 and $34,187,569)	30,516,607	34,531,669
General Partner 1% allocation receivable	—	102,368
Exchange membership, at fair value (cost $189,000 and $189,000)	210,500	169,750
Interest receivable	487	—
Dividend receivable	—	6,380
Total assets	$71,867,125	$70,502,027

Liabilities and Partners' Capital (Net Asset Value)
Liabilities
Trading Advisor management fees payable	$81,532	$80,580
Trading Advisor incentive fees payable	46	46
Commissions and other trading fees payable on open contracts	10,863	13,262
Cash Managers fees payable	14,248	15,365
General Partner management and performance fees payable	89,402	87,807
General Partner 1% allocation payable	98,981	—
Selling Agent payable - General Partner	75,454	75,768
Broker dealer servicing fees payable - General Partner	3,507	3,255
Administrative fee payable - General Partner	25,558	25,177
Interest payable	—	634
Dividend payable	1,528	—
Redemption payable	326,038	1,019,022
Total liabilities	727,157	1,320,916

Partners' Capital (Net Asset Value)
Class A Interests – 10,893.4797 and 12,279.1965 units outstanding at September 30, 2026 and December 31, 2025, respectively	44,978,482	44,383,536
Class A2 Interests – 8.7653 and 8.7653 units outstanding at September 30, 2026 and December 31, 2025, respectively	10,268	8,895
Class B Interests – 2,861.8337 and 3,080.5412 units outstanding at September 30, 2026 and December 31, 2025, respectively	20,877,550	19,411,434
Class I Interests – 247.1650 and 247.1650 units outstanding at September 30, 2026 and December 31, 2025, respectively	319,946	274,413
Class R Interests – 4,029.0192 and 4,812.0445 units outstanding at September 30, 2026 and December 31, 2025, respectively	4,953,722	5,102,833
Total partners' capital (net asset value)	71,139,968	69,181,111

Total liabilities and partners' capital (net asset value)	$71,867,125	$70,502,027

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments

September 30, 2026 (Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
INVESTMENTS IN SECURITIES
U.S. Treasury Securities
Face Value	Maturity Date	Name	Yield[1]
$1,000,000	1/31/27	U.S. Treasury Bond	4.13%	$1,006,481	1.41%
1,000,000	8/31/28	U.S. Treasury Bond	4.38%	994,840	1.40%
1,750,000	9/30/28	U.S. Treasury Bond	4.63%	1,741,609	2.45%
Total U.S. Treasury securities (cost: $3,861,680)				3,742,930	5.26%

U.S. Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Automotive
$$600,000	10/5/26	PACCAR Financial Corp.	3.03%	$599,747	0.84%
Banks
600,000	12/22/26	Mizuho Bank, Ltd.	4.19%	594,260	0.84%
Diversified financial services
700,000	11/10/26	Columbia Funding Company, LLC	3.84%	696,951	0.99%
700,000	10/29/26	LSEG US Fin Corp.	3.78%	697,877	0.98%
600,000	10/6/26	Overwatch Alpha Funding LLC	3.32%	599,668	0.84%
Energy
700,000	10/26/26	Dominion Energy, Inc.	4.02%	697,973	0.98%
Insurance
700,000	10/6/26	Marsh & McLennan Companies, Inc.	3.40%	699,603	0.98%
700,000	11/12/26	Pacific Life Short Term Funding LLC	3.99%	696,676	0.98%
Water
700,000	10/13/26	American Water Capital Corporation	3.76%	699,050	0.98%
Total U.S. commercial paper (cost: $5,965,319)				5,981,805	8.41%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2026 (Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Commercial Paper
Face Value	Maturity Date	Name	Yield[1]
Banks
$700,000	11/20/26	Barclays Bank PLC	4.04%	$696,014	0.98%
700,000	10/7/26	Oversea-Chinese Banking Corporation Limited	3.30%	699,551	0.99%
Diversified financial services
600,000	10/23/26	Brookfield Corporate Treasury Ltd.	4.03%	598,460	0.84%
Manufacturing
600,000	11/4/26	Glencove Funding DAC	3.83%	597,773	0.84%
Telecommunications
700,000	10/1/26	Telstra Group Limited	0.00%	700,000	0.98%
Total foreign commercial paper (cost: $3,280,806)				3,291,798	4.63%
Total commercial paper (cost: $9,246,125)				9,273,603	13.04%

U.S. Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Banks
$750,000	1/12/29	Morgan Stanley Bank, N.A.	5.02%	$755,649	1.06%
850,000	4/24/28	State Street Corporation	4.54%	864,829	1.22%
Commercial services
1,000,000	8/15/29	Equifax Inc.	5.00%	992,089	1.39%
Computers
750,000	3/15/28	Salesforce, Inc.	4.50%	743,984	1.05%
Diversified financial services
1,000,000	11/15/28	Atlas Warehouse Lending Company, L.P.	4.63%	993,360	1.40%
Energy
500,000	1/8/28	Constellation Energy Generation, LLC	3.90%	497,313	0.70%
450,000	3/15/29	Evergy, Inc.	4.25%	438,592	0.62%
Software
750,000	11/15/27	Oracle Corporation	3.25%	740,962	1.04%
Telecommunications
500,000	3/1/27	AT&T Inc.	4.25%	500,593	0.70%
Total U.S. corporate notes (cost: $6,541,345)				6,527,371	9.18%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2026 (Unaudited)

		Description		Fair Value	% of Partners' Capital (Net Asset Value)
Foreign Corporate Notes
Face Value	Maturity Date	Name	Yield[1]
Aerospace
$750,000	10/20/28	Skymiles Ip Ltd.	4.75%	$751,634	1.06%
Banks
750,000	12/11/26	The Toronto-Dominion Bank	5.26%	762,977	1.07%
Commercial Services
1,000,000	4/15/29	Avolon Holdings Funding Limited	4.20%	987,003	1.39%
Diversified financial services
1,000,000	5/8/28	Marex Group Limited	5.83%	1,020,016	1.43%
Total foreign corporate notes (cost: $3,503,731)				3,521,630	4.95%
Total corporate notes (cost: $10,045,076)				10,049,001	14.13%

U.S. Asset Backed Securities
Face Value	Maturity Date	Name	Yield[1]
Automotive
$140,341	12/15/28	Ally Auto Receivables Trust 2024-1	5.08%	$140,925	0.20%
445,636	3/15/34	Ari Fleet Lease Trust 2025-B	4.59%	446,179	0.63%
300,000	11/15/34	Ari Fleet Lease Trust 2026-A	3.96%	298,152	0.42%
234,012	11/13/29	Autonation Finance Trust 2025-1	4.62%	234,524	0.33%
1,000,000	6/20/30	Enterprise Fleet Financing 2023-3 LLC	6.41%	1,012,280	1.42%
212,647	2/21/28	GM Financial Automobile Leasing Trust 2025-1	4.66%	213,004	0.30%
151,216	6/16/28	Gm Financial Consumer Automobile Receivables Trust 2023-3	5.45%	151,910	0.21%
500,000	5/15/30	Honda Auto Receivables 2024-1 Owner Trust	5.17%	502,745	0.71%
215,330	3/15/29	LAD Auto Receivables Trust 2024-3	4.52%	215,773	0.30%
500,000	4/15/30	Santander Drive Auto Receivables Trust 2025-4	4.17%	498,636	0.70%
117,138	9/20/27	Toyota Lease Owner Trust 2024-B	4.21%	117,287	0.16%
328,000	6/15/29	Westlake Automobile Receivables Trust 2025-1 P	4.58%	328,347	0.46%
Equipment
1,200,000	11/15/29	CNH Equipment Trust 2022-C	5.25%	1,205,548	1.69%
917,395	7/20/29	Dllad 2024-1 LLC	5.30%	921,788	1.30%
730,408	1/15/33	NMEF Funding 2025-B LLC	4.64%	731,273	1.03%
432,937	10/16/28	Volvo Financial Equipment LLC, Series 2024-1	4.29%	432,702	0.61%
Total U.S. asset backed securities (cost: $7,490,451)				7,451,073	10.47%
Total investments in securities (cost: $30,643,332)				$30,516,607	42.90%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2026 (Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
OPEN FUTURES CONTRACTS
Long U.S. Futures Contracts
Agricultural commodities	$128,807	0.18%
Currencies	(88,134)	(0.12)%
Energy	53,177	0.07%
Equity indices	(29,975)	(0.04)%
Interest rate instruments	(10,716)	(0.02)%
Metals[2]	1,073,700	1.51%
Net unrealized gain (loss) on open long U.S. futures contracts	1,126,859	1.58%

Short U.S. Futures Contracts
Agricultural commodities	$55,769	0.08%
Currencies	292,523	0.41%
Energy	4,939	0.01%
Equity indices	155,768	0.22%
Interest rate instruments	1,438,455	2.02%
Metals[2]	(1,083,923)	(1.52)%
Net unrealized gain (loss) on open short U.S. futures contracts	863,531	1.22%

Total U.S. Futures Contracts - net unrealized gain (loss) on open U.S. futures contracts	1,990,390	2.80%

Long Foreign Futures Contracts
Agricultural commodities	$(41,694)	(0.06)%
Currencies	54,334	0.08%
Energy	141,221	0.20%
Equity indices	(74,822)	(0.11)%
Interest rate instruments	(170,917)	(0.24)%
Metals	(1,661)	0.00%
Net unrealized gain (loss) on open long foreign futures contracts	(93,539)	(0.13)%

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Condensed Schedule of Investments (continued)

September 30, 2026 (Unaudited)

Description	Fair Value	% of Partners' Capital (Net Asset Value)
OPEN FUTURES CONTRACTS (continued)
Short Foreign Futures Contracts
Agricultural commodities	$6,532	0.01%
Currencies	(3,640)	(0.01)%
Equity indices	(10,880)	(0.02)%
Interest rate instruments	861,903	1.22%
Net unrealized gain (loss) on open short foreign futures contracts	853,915	1.20%

Total foreign futures contracts - net unrealized gain (loss) on open foreign futures contracts	760,376	1.07%

Net unrealized gain (loss) on open futures contracts	$2,750,766	3.87%

OPEN FORWARD CURRENCY CONTRACTS
U.S. Forward Currency Contracts
Long[2]	$(778,724)	(1.09)%
Short[2]	1,561,863	2.19%
Net unrealized gain (loss) on open U.S. forward currency contracts	783,139	1.10%

Foreign Forward Currency Contracts
Long	(15,790)	(0.02)%
Short	(29,959)	(0.04)%
Net unrealized gain (loss) on open foreign forward currency contracts	(45,749)	(0.06)%

Net unrealized gain (loss) on open forward currency contracts	$737,390	1.04%

INVESTMENT IN PRIVATE INVESTMENT COMPANY[3]
Galaxy Plus Fund - East Alpha Feeder Fund (548) LLC (cost: $4,237,264)	$2,313,514	3.25%

[1]	Represents the annualized yield at date of purchase for discount securities or the stated coupon rate for coupon-bearing securities.

[2]	No individual futures or forward currency contract position constituted one percent or greater of partners’ capital (net asset value). Accordingly, the number of contracts and expiration dates are not presented.

[3]	Private investment company is a separate series that is part of the Galaxy Plus Managed Account Platform (Platform), which is sponsored by New Hyde Park Alternative Funds, LLC (Sponsor). Each series on the Platform invests in Master Fund that allocates assets to a Commodity Trading Advisor (“CTA”). The CTA of our master fund investment trades global commodities markets primarily through futures contracts. The CTA is paid a management fee of up to 1.00% and a 20% share of the trading profits which are included in the net asset value of the underlying investment. The Fund may redeem any portion of its investment on a daily basis. Any requested redemption will be satisfied within two days. There are no restrictions on liquidity for the Fund.

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

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Operations

For the Three and Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Realized and change in unrealized gain (loss) on investments
Net realized gain (loss) on:
Futures, futures options, swaps and forward contracts	$1,121,824	$1,701,296	$9,227,794	$(8,879,456)
Investments in securities	(11,820)	31,163	131,676	259,834
Net change in unrealized gain (loss) on:
Futures, futures options, swaps and forward contracts	3,244,435	1,449,565	1,765,341	284,458
Investment in private investment company	554,846	25,082	408,672	(773,200)
Investments in securities	(138,252)	(8,246)	(447,206)	(88,456)
Exchange membership	31,250	(131,000)	40,750	22,000
Brokerage commissions and trading expenses	(153,823)	(181,695)	(513,618)	(653,013)
Net realized and change in unrealized gain (loss) on investments	4,648,460	2,886,165	10,613,409	(9,827,833)

Net investment income (loss)
Income
Dividends and interest income	596,585	763,116	1,839,178	2,707,634

Expenses
Trading Advisor management fee	237,752	267,174	746,054	955,664
Trading Advisor incentive fee	—	—	1,270	647
Cash Manager fees	18,669	19,391	55,208	68,322
General Partner management and performance fees	256,812	284,883	801,062	998,034
Selling Agent fees – General Partner	217,178	242,043	679,191	856,361
Broker dealer servicing fees – General Partner	10,045	11,105	30,823	38,410
General Partner 1% allocation	44,274	27,391	98,981	(103,376)
Administrative fee – General Partner	77,243	85,648	240,917	299,986
Total expenses	861,973	937,635	2,653,506	3,114,048
Net investment income (loss)	(265,388)	(174,519)	(814,328)	(406,414)
Net income (loss)	$4,383,072	$2,711,646	$9,799,081	$(10,234,247)

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Operations (continued)

For the Three and Nine Months Ended September 30, 2026 and 2025 (unaudited)

	Three Months Ended September 30, 2026
	Class A	Class A2	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$247.83	$74.14	$468.42	$85.96	$79.52
Net income (loss) per unit†	$243.79	$74.14	$463.61	$85.96	$78.55

Weighted average number of units outstanding	11,048.1799	8.7653	2,900.4415	247.1650	4,112.7638

	Three Months Ended September 30, 2025
	Class A	Class A2	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$121.98	$37.52	$238.71	$44.45	$40.66
Net income (loss) per unit†	$123.82	$37.52	$245.69	$44.45	$40.71

Weighted average number of units outstanding	13,302.3059	8.7653	3,464.3826	247.1650	4,962.2501

	Nine Months Ended September 30, 2026
	Class A	Class A2	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$514.41	$156.77	$993.86	$184.22	$169.08
Net income (loss) per unit†	$520.46	$156.60	$991.97	$184.22	$168.83

Weighted average number of units outstanding	11,578.5155	8.7653	2,986.6093	247.1650	4,521.3358

	Nine Months Ended September 30, 2025
	Class A	Class A2	Class B	Class I	Class R
Increase (decrease) in net asset value per unit	$(396.43)	$(99.48)	$(595.42)	$(96.17)	$(98.43)
Net income (loss) per unit†	$(456.12)	$(99.28)	$(674.81)	$(96.17)	$(111.68)

Weighted average number of units outstanding	15,191.4686	8.7653	3,961.5731	247.1650	5,436.2644

†	(based on weighted average number of units outstanding during the period)

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Cash Flows

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	2026	2025
Cash flows from operating activities
Net income (loss)	$9,799,081	$(10,234,247)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Net change in unrealized (gain) loss from futures, futures options, forward contracts and swap contracts	(1,765,341)	(284,458)
Net realized (gain) loss on securities	(131,676)	(259,834)
Net realized and change in unrealized (gain) loss on private investment company and securities	38,534	861,656
Purchases of securities and private investment company	(165,663,766)	(243,326,734)
Proceeds from disposition of private investment company and securities	169,363,298	265,469,204
Net change in unrealized (gain) loss in exchange membership	(40,750)	(22,000)
Changes in
Interest receivable	(487)	—
Dividend receivable	6,380	(5,304)
Trading Advisor management fees payable	952	(32,126)
Trading Advisor incentive fees payable	—	(202,870)
Commissions and other trading fees payable on open contracts	(2,399)	(6,849)
Cash Manager fees payable	(1,117)	(5,826)
General Partner management and performance fees payable	1,595	(42,100)
General Partner 1% allocation (receivable)/payable	201,349	(107,299)
Selling agent fees payable – General Partner	(314)	(37,488)
Broker dealer servicing fees payable – General Partner	252	(1,574)
Administrative fee payable – General Partner	381	(12,655)
Interest payable	(634)	(7,260)
Dividend payable	1,528	—
Net cash provided by operating activities	11,806,866	11,742,236

Cash flows from financing activities
Subscriptions, net of changes in subscriptions received in advance	—	33,000
Redemptions, net of changes in redemptions payable	(8,533,208)	(23,376,523)
Net cash used in financing activities	(8,533,208)	(23,343,523)

Net increase (decrease) in cash and cash equivalents	3,273,658	(11,601,287)
Cash and cash equivalents, beginning of period	32,064,203	44,184,817
Cash and cash equivalents, end of period	$35,337,861	$32,583,530

End of period cash and cash equivalents consists of
Cash and restricted cash in broker trading accounts	$28,957,695	$29,130,222
Cash and cash equivalents	6,380,166	3,453,308
Total end of period cash and cash equivalents	$35,337,861	$32,583,530

Supplemental disclosure of cash flow information
Prior period redemptions paid	$1,019,022	$904,899

Supplemental schedule of non-cash financing activities
Redemptions payable	$326,038	$1,825,407

The accompanying notes are an integral part of these financial statements.

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

	Class A	Class A2	Class B	Class I	Class R	Total
Nine Months Ended September 30, 2026
Balance at December 31, 2025	$44,383,536	$8,895	$19,411,434	$274,413	$5,102,833	$69,181,111
Net income (loss)	4,022,939	844	1,842,056	27,031	492,790	6,385,660
Subscriptions	—	—	—	—	—	—
Redemptions	(2,672,219)	—	(747,445)	—	(75,066)	(3,494,730)
Transfers	(383,651)	—	383,651	—	—	—
Balance at March 31, 2026	45,350,605	9,739	20,889,696	301,444	5,520,557	72,072,041
Net income (loss)	(690,187)	(121)	(224,094)	(2,746)	(52,503)	(969,651)
Subscriptions	—	—	—	—	—	—
Redemptions	(1,297,170)	—	(757,368)	—	(694,068)	(2,748,606)
Transfers	(32,438)	—	32,438	—	—	—
Balance at June 30, 2026	43,330,810	9,618	19,940,672	298,698	4,773,986	68,353,784
Net income (loss)	2,693,425	650	1,344,675	21,248	323,074	4,383,072
Subscriptions	—	—	—	—	—	—
Redemptions	(1,045,753)	—	(407,797)	—	(143,338)	(1,596,888)
Transfers	—	—	—	—	—	—
Balance at September 30, 2026	$44,978,482	$10,268	$20,877,550	$319,946	$4,953,722	$71,139,968

	Class A	Class A2	Class B	Class I	Class R	Total
Nine Months Ended September 30, 2025
Balance at December 31, 2024	$70,212,384	$9,733	$30,691,082	$296,265	$6,907,989	$108,117,453
Net income (loss)	(3,286,741)	(430)	(1,301,823)	(12,150)	(295,605)	(4,896,749)
Subscriptions	—	—	—	—	—	—
Redemptions	(2,033,293)	—	(2,353,120)	—	—	(4,386,413)
Transfers	(493,048)	—	493,048	—	—	—
Balance at March 31, 2025	64,399,302	9,303	27,529,187	284,115	6,612,384	98,834,291
Net income (loss)	(5,289,558)	(769)	(2,222,638)	(22,606)	(513,573)	(8,049,144)
Subscriptions	—	—	—	—	—	—
Redemptions	(11,053,255)	—	(2,715,625)	—	(964,777)	(14,733,657)
Transfers	(166,046)	—	166,046	—	—	—
Balance at June 30, 2025	47,890,443	8,534	22,756,970	261,509	5,134,034	76,051,490
Net income (loss)	1,647,151	329	851,150	10,987	202,029	2,711,646
Subscriptions	—	—	—	—	—	—
Redemptions	(2,542,039)	—	(2,481,548)	—	(153,374)	(5,176,961)
Transfers	(102,488)	—	102,488	—	—	—
Balance at September 30, 2025	$46,893,067	$8,863	$21,229,060	$272,496	$5,182,689	$73,586,175

LoCorr Futures Portfolio Fund, Limited Partnership

Statements of Changes in Partners’ Capital (Net Asset Value)

For the Nine Months Ended September 30, 2026 and 2025

(Unaudited)

Units

	Class A	Class A2	Class B	Class I	Class R
Nine Months Ended September 30, 2026
Balance at December 31, 2025	12,279.1965	8.7653	3,080.5412	247.1650	4,812.0445
Subscriptions	—	—	—	—	—
Redemptions	(683.3486)	—	(110.4890)	—	(64.0967)
Transfers	(96.0315)	—	54.9214	—	—
Balance at March 31, 2026	11,499.8164	8.7653	3,024.9736	247.1650	4,747.9478
Subscriptions	—	—	—	—	—
Redemptions	(327.0257)	—	(108.7124)	—	(596.6336)
Transfers	(8.2585)	—	4.7021	—	—
Balance at June 30, 2026	11,164.5322	8.7653	2,920.9633	247.1650	4,151.3142
Subscriptions	—	—	—	—	—
Redemptions	(271.0525)	—	(59.1296)	—	(122.2950)
Transfers	—	—	—	—	—
Balance at September 30, 2026	10,893.4797	8.7653	2,861.8337	247.1650	4,029.0192

	Class A	Class A2	Class B	Class I	Class R
Nine Months Ended September 30, 2025
Balance at December 31, 2024	17,508.2067	8.7653	4,469.0732	247.1650	5,989.1724
Subscriptions	—	—	—	—	—
Redemptions	(525.7417)	—	(350.5401)	—	—
Transfers	(122.4959)	—	71.4040	—	—
Balance at March 31, 2025	16,859.9691	8.7653	4,189.9371	247.1650	5,989.1724
Subscriptions	—	—	—	—	—
Redemptions	(3,098.6441)	—	(444.9662)	—	(927.6344)
Transfers	(46.4019)	—	26.9180	—	—
Balance at June 30, 2025	13,714.9231	8.7653	3,771.8889	247.1650	5,061.5380
Subscriptions	—	—	—	—	—
Redemptions	(709.9610)	—	(403.9021)	—	(148.9321)
Transfers	(28.9643)	—	16.7385	—	—
Balance at September 30, 2025	12,975.9978	8.7653	3,384.7253	247.1650	4,912.6059

Net Asset Value per Unit

	Class A	Class A2	Class B	Class I	Class R

September 30, 2026	$4,128.94	$1,171.62	$7,295.17	$1,294.46	$1,229.51
December 31, 2025	3,614.53	1,014.85	6,301.31	1,110.24	1,060.43
September 30, 2025	3,613.83	1,011.13	6,272.02	1,102.48	1,054.98
December 31, 2024	4,010.26	1,110.61	6,867.44	1,198.65	1,153.41

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

The Fund assesses the classification of the instruments at each measurement date, and any transfers between levels are recognized on the actual date of the event or change in circumstances that caused the transfer in accordance with the Fund’s accounting policy regarding the recognition of transfers between levels of the fair value hierarchy. For the period ended September 30, 2026 and year ended December 31, 2025, there were no such transfers between levels.

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

Income Taxes

The Fund prepares calendar year U.S. and applicable state and local tax returns. The Fund is not subject to federal income taxes as each partner is individually liable for his or her allocable share of the Fund’s income, expenses and trading gains or losses. The Fund evaluates the tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are more-likely-than-not to be sustained when examined by the applicable tax authority. Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and asset or liability in the current year. Management has determined there are no material uncertain income tax positions through September 30, 2026. With few exceptions, the Fund is subject to U.S. federal, or state and local income tax examinations by tax authorities for the current and prior three years.

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

New Accounting Pronouncements

Accounting Standards Update (ASU) 2026-03, Fair Value Measurement (Topic 820): Investment Companies with Equity Securities Subject to Contractual Sale Restrictions. While the Fund acknowledges this update, it does not currently hold equity securities subject to contractual sale restrictions and does not expect the adoption of this guidance to have a material impact on its financial statements.

2.	Fair Value Disclosures

The Fund’s assets and liabilities, measured at fair value on a recurring basis, are summarized in the following tables by the type of inputs applicable to the fair value measurements:

At September 30, 2026
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$2,750,766	$—	$—	$2,750,766
Net unrealized gain (loss) on open forward currency contracts*	—	737,390	—	737,390
Cash and cash equivalents:
Money market funds	657,976	—	—	657,976
Investment in private investment company	—	—	2,313,514	2,313,514
Investment in securities:
U.S. Treasury securities*	3,742,930	—	—	3,742,930
Asset backed securities*	—	7,451,073	—	7,451,073
Commercial paper*	—	9,273,603	—	9,273,603
Corporate notes*	—	10,049,001	—	10,049,001
Exchange membership	—	210,500	—	210,500
Total	$7,151,672	$27,721,567	$2,313,514	$37,186,753

*	See the condensed schedule of investments for further description.

At December 31, 2025
	Level 1	Level 2	Valued at NAV	Total
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts*	$1,342,887	$—	$—	$1,342,887
Net unrealized gain (loss) on open forward currency contracts*	—	379,928	—	379,928
Cash and cash equivalents:
Money market funds	1,834,391	—	—	1,834,391
Investment in private investment company	—	—	1,904,842	1,904,842
Investment in securities:
U.S. Treasury securities*	3,062,323	—	—	3,062,323
Asset backed securities*	—	8,249,545	—	8,249,545
Commercial paper*	—	9,673,428	—	9,673,428
Corporate notes*	—	13,546,373	—	13,546,373
Exchange membership	—	169,750	—	169,750
Total	$6,239,601	$32,019,024	$1,904,842	$40,163,467

*	See the condensed schedule of investments for further description.

There were no Level 3 holdings at September 30, 2026 and December 31, 2025, or during the periods then ended.

In addition to the financial instruments listed above, substantially all of the Fund’s other assets and liabilities are considered financial instruments and are reflected at fair value, or at carrying amounts that approximate fair value because of the short maturity of the instruments.

3.	Derivative Instruments Disclosures

The Fund’s derivative contracts are comprised of futures and forward currency contracts and swap contracts, none of which are designated as hedging instruments. At September 30, 2026, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts:
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$487,292	$(337,878)	$149,414
Currencies	398,470	(143,387)	255,083
Energy	356,996	(157,659)	199,337
Equity indices	345,952	(305,861)	40,091
Interest rate instruments	2,387,446	(268,721)	2,118,725
Metals	3,867,971	(3,879,855)	(11,884)
Net unrealized gain (loss) on open futures contracts	$7,844,127	$(5,093,361)	$2,750,766

Net unrealized gain (loss) on open forward currency contracts	$1,902,205	$(1,164,815)	$737,390

At September 30, 2026, there were 6,080 open futures contracts, 5,563 open forward currency contracts and 232 open swap contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at September 30, 2026 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank, AG	$265,141	$—	$—	$265,141
Deutsche Bank Securities, Inc	1,049,938	—	—	1,049,938
Goldman Sachs & Co. LLC	251,296	—	—	251,296
SG Americas Securities, LLC	1,921,781	—	—	1,921,781
Total	$3,488,156	$—	$—	$3,488,156

*	In the event of any liability balances, collateral amounts may exceed the related net amounts of financial assets and liabilities presented in the statement of assets and liabilities. Where this is the case, the total amount reported is limited to the net amounts of financial assets and liabilities with that counterparty.

For the three and nine months ended September 30, 2026, the Fund’s derivative contracts, exclusive of foreign currency transactions, had the following impact on the statements of operations:

	Three Months Ended September 30, 2026		Nine Months Ended September 30, 2026
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$(1,133,450)	$127,843	$(2,014,661)	$(100,963)
Currencies	(330,926)	61,265	800,496	208,296
Energy	2,747,797	294,778	5,278,530	112,843
Equity indices	(802,461)	(269,308)	2,074,413	22,001
Interest rate instruments	1,779,813	2,105,722	(193,264)	2,346,161
Metals	(69,916)	102,685	2,705,779	(1,180,459)
Total futures contracts	2,190,857	2,422,985	8,651,293	1,407,879

Forward currency contracts	(848,935)	821,450	680,353	357,462

Net open futures options contracts	—	—	—	—

Swap contracts	(237,870)	—	(140,633)	—

Total futures, futures options, swap and forward currency contracts	$1,104,052	$3,244,435	$9,191,013	$1,765,341

For the three months ended September 30, 2026, the number of futures contracts closed was 56,915, the number of forward currency contracts closed was 65,279 and the number of swap contracts closed was 2,737. For the nine months ended September 30, 2026, the number of futures contracts closed was 194,441, the number of forward currency contracts closed was 200,785 and the number of swap contracts closed was 9,580.

At December 31, 2025, the Fund’s derivative contracts had the following impact on the statements of financial condition:

	Derivative Assets and Liabilities, at fair value
Statements of Financial Condition Location	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Condition	Net Amount of Assets Presented in the Statement of Financial Condition
Equity in broker trading accounts
Net unrealized gain (loss) on open futures contracts
Agricultural commodities	$579,652	$(329,275)	$250,377
Currencies	160,551	(113,764)	46,787
Energy	210,362	(123,868)	86,494
Equity indices	253,164	(235,074)	18,090
Interest rate instruments	310,822	(538,258)	(227,436)
Metals	9,543,841	(8,375,266)	1,168,575
Net unrealized gain (loss) on open futures contracts	$11,058,392	$(9,715,505)	$1,342,887

Net unrealized gain (loss) on open forward currency contracts	$1,054,867	$(674,939)	$379,928

At December 31, 2025, there were 7,536 open futures contracts, 3,880 open forward currency contracts and 273 open swap contracts.

The Fund’s financial assets, derivative assets, and cash collateral held by counterparties at December 31, 2025 were:

		Gross Amounts Not Offset in the Statements of Financial Condition
Counterparty	Net Amount of Assets in the Statements of Financial Condition	Financial Instruments	Cash Collateral Received	Net Amount
Deutsche Bank, AG	$259,500	$—	$—	$259,500
Deutsche Bank Securities, Inc	273,319	—	—	273,319
SG Americas Securities, LLC	1,205,669	—	—	1,205,669
Goldman Sachs & Co. LLC	(15,673)	—	15,673	—
Total	$1,722,815	$—	$15,673	$1,738,488

For the three and nine months ended September 30, 2025, the Fund’s derivative contracts had the following impact on the statements of operations:

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
Types of Exposure	Net realized gain (loss)	Net change in unrealized gain (loss)	Net realized gain (loss)	Net change in unrealized gain (loss)
Futures contracts
Agricultural commodities	$1,294,618	$404,222	$773,562	$96,703
Currencies	313,531	(101,345)	(716,468)	(348,908)
Energy	(943,190)	945,915	(3,887,298)	(154,118)
Equity indices	2,145,735	(256,023)	2,064,580	909,995
Interest rate instruments	(1,838,139)	2,276	(4,851,253)	(47,656)
Metals	418,630	874,943	1,805,530	867,550
Total futures contracts	1,391,185	1,869,988	(4,811,347)	1,323,566

Forward currency contracts	146,648	(420,423)	(3,712,469)	(1,039,108)

Net open futures options contracts	—	—	(7,358)	—

Swap contracts	153,443	—	(103,103)	—

Total futures, futures options, and swap and forward currency contracts	$1,691,276	$1,449,565	$(8,634,277)	$284,458

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

At September 30, 2026 and December 31, 2025, a Principal of the General Partner had the following investment balance in the Fund:

	September 30, 2026	December 31, 2025
Units Owned	13.9977	13.9977
Value of Units	$102,116	$88,204

The following fees are paid to the General Partner:

■	General Partner Management Fee – the Fund incurs a monthly fee on Class A, A2, B and R Units equal to 1/12th of 1.5% of the month-end net asset value of the Class A, A2, B and R Units, payable in arrears. The Fund incurs a monthly fee on Class I Units equal to 1/12th of 0.75% of the month-end net asset value of the Class I Units, payable in arrears. The General Partner was paid management fees of $256,812 and $801,062 for the three-month and nine-month periods ended September 30, 2026, respectively, and was $284,883 and $998,034 for the three-month and nine-month periods ended September 30, 2025, respectively.

■	General Partner Performance Fee – the Fund incurs a monthly fee on Class I Units equal to 7.5% of any Net New Trading Profits of the Class I Units calculated monthly. In determining Net New Trading Profits, any trading losses incurred by the Class I Units in prior periods is carried forward, so that the incentive fee is assessed only if and to the extent the profits generated by the Class I units exceed any losses from prior periods. The general partner performance fee is payable quarterly in arrears. For the periods ended September 30, 2026 and 2025, the General Partner did not earn a performance fee.

■	Selling Agent Fees – the Class A Units incur a monthly fee equal to 1/12th of 2% of the month-end net asset value of the Class A Units. Class A2 Units may pay an up-front sales commission of up to 3% of the offering price and a 0.6% per annum selling agent fee. The General Partner, in turn, pays the selling agent fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the selling agent fees are retained by the General Partner and the amounts are recorded in the statements of operations.

■	Broker Dealer Servicing Fees – the Class B Units incur a monthly fee equal to 1/12th of 0.2% of the month-end net asset value of the Class B Units. The General Partner, in turn, pays the fees to the respective selling agents. If there is no designated selling agent or the General Partner was the selling agent, such portions of the broker dealer servicing fees are retained by the General Partner and the amounts are recorded in the statements of operations.

■	Administrative Expenses – the Fund incurs a monthly fee equal to 1/12th of 0.45% of the month-end net asset value of the Fund, payable in arrears to the General Partner and the amounts are recorded in the statements of operations. In return, the General Partner provides operating and administrative services, including accounting, audit, legal, marketing, and administration (exclusive of extraordinary costs and administrative expenses charged by other funds in which the Fund may have investments).

5.	Trading Advisors and Cash Manager

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

Principal Global Investors, LLC serves as the cash manager for the Fund (the “Cash Manager”). The Fund incurs monthly fees, payable in arrears to the Cash Manager, equal to approximately 1/12th of 0.22% and 0.18% of the investments in securities as of the period ended September 30, 2026 and 2025, respectively.

6.	Deposits with Brokers

To meet margin requirements, the Fund deposits funds with brokers, subject to CFTC regulations and various exchange and broker requirements. The Fund earns interest income on its assets deposited with brokers. At September 30, 2026 and December 31, 2025, the Fund had assets totaling $32,445,851 and $29,827,449, respectively, with brokers, which includes margin deposit requirements of $15,661,699 and $14,677,488, respectively.

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

Through its investments in debt securities, the Fund has exposure to U.S. and foreign enterprises.  The following table presents the exposure at September 30, 2026.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners' Capital (Net Asset Value)
United States	$3,742,930	$5,981,806	$6,527,370	$7,451,073	$23,703,179	33.32%
Canada	—	598,460	762,977	—	1,361,437	1.91%
Ireland	—	597,773	—	—	597,773	0.84%
United Kingdom	—	696,014	1,020,016	—	1,716,030	2.43%
Cayman Islands	—	—	1,738,638	—	1,738,638	2.44%
Australia	—	700,000	—	—	700,000	0.98%
Singapore	—	699,550	—	—	699,550	0.98%
Total	$3,742,930	$9,273,603	$10,049,001	$7,451,073	$30,516,607	42.90%

The following table presents the exposure at December 31, 2025.

Country or Region	U.S. Treasury Securities	Commercial Paper	Corporate Notes	Asset Backed Securities	Total	% of Partners' Capital (Net Asset Value)
United States	$3,062,323	$7,079,114	$11,759,176	$8,249,545	$30,150,158	43.58%
United Kingdom	—	—	1,025,604	—	1,025,604	1.47%
France	—	496,620	—	—	496,620	0.72%
Canada	—	598,533	761,593	—	1,360,126	1.97%
Singapore	—	699,690	—	—	699,690	1.01%
Saudi Arabia	—	799,471	—	—	799,471	1.16%
Total	$3,062,323	$9,673,428	$13,546,373	$8,249,545	$34,531,669	49.91%

9.	Indemnifications

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

The statements of financial condition, including the condensed schedule of investments, at September 30, 2026, the statements of operations, the statements of cash flows, and statement of changes in partners’ capital (net asset value) for the three and nine months ended September 30, 2026 and 2025, and the accompanying notes to the financial statements are unaudited. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP may be omitted pursuant to such rules and regulations. In the opinion of management, such financial statements and accompanying disclosures reflect all adjustments, which were of a normal and recurring nature, necessary to present fairly the financial position at September 30, 2026, results of operations, cash flows and changes in partners’ capital (net asset value) for the three and nine months ended September 30, 2026 and 2025. The results of operations for the three and nine months ended September 30, 2026 and 2025 are not necessarily indicative of the results to be expected for the full year or any other period. These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Fund’s Form 10-K as filed with the SEC.

11.	Financial Highlights

The following information presents per unit operating performance data and other ratios for the three and nine months ended September 30, 2026 and 2025, assuming the unit was outstanding throughout the entire period:

	Three Months Ended September 30, 2026
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$3,881.11	$1,097.48	$6,826.75	$1,208.50	$1,149.99

Net realized and change in unrealized gain (loss) on investments(1)	269.63	76.47	476.01	84.43	80.22
Net investment income (loss)(1)	(21.80)	(2.33)	(7.59)	1.53	(0.70)
Total income (loss) from operations	247.83	74.14	468.42	85.96	79.52

Net asset value per unit, end of period	$4,128.94	$1,171.62	$7,295.17	$1,294.46	$1,229.51

Total return	6.39%	6.74%	6.86%	7.11%	6.91%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation(2)(3)	5.58%	4.15%	3.73%	2.76%	3.53%
General Partner 1% allocation	0.06%	0.07%	0.07%	0.07%	0.07%
Net total expenses	5.64%	4.22%	3.80%	2.83%	3.60%

Net investment income (loss)(2)(3)(5)	(2.02)%	(0.58)%	(0.17)%	0.80%	0.03%

	Three Months Ended September 30, 2025
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per Unit, beginning of period	$3,491.85	$973.61	$6,033.31	$1,058.03	$1,014.32

Net realized and change in unrealized gain (loss) on investments(1)	136.39	38.02	235.47	41.37	39.62
Net investment income (loss)(1)	(14.41)	(0.50)	3.24	3.08	1.04
Total income (loss) from operations	121.98	37.52	238.71	44.45	40.66

Net asset value per unit, end of period	$3,613.83	$1,011.13	$6,272.02	$1,102.48	$1,054.98

Total return(4)	3.49%	3.85%	3.96%	4.20%	4.01%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation(2)(3)	5.58%	4.06%	3.80%	2.71%	3.50%
General Partner 1% allocation	0.04%	0.04%	0.04%	0.04%	0.04%
Net total expenses	5.62%	4.10%	3.84%	2.75%	3.54%

Net investment income (loss)(2)(3)(5)	(1.48)%	(0.05)%	0.37%	1.30%	0.56%

	Nine Months Ended September 30, 2026
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per unit, beginning of period	$3,614.53	$1,014.85	$6,301.31	$1,110.24	$1,060.43

Net realized and change in unrealized gain (loss) on investments(1)	578.81	163.40	1,014.50	179.26	170.90
Net investment income (loss)(1)	(64.40)	(6.63)	(20.64)	4.96	(1.82)
Total income (loss) from operations	514.41	156.77	993.86	184.22	169.08

Net asset value per unit, end of period	$4,128.94	$1,171.62	$7,295.17	$1,294.46	$1,229.51

Total return(4)	14.23%	15.43%	15.77%	16.59%	15.94%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation(2)(3)	5.55%	4.15%	3.72%	2.77%	3.52%
General Partner 1% allocation	0.14%	0.15%	0.15%	0.16%	0.15%
Net total expenses	5.69%	4.30%	3.87%	2.93%	3.67%

Net investment income (loss)(2)(3)(5)	(2.05)%	(0.62)%	(0.21)%	0.77%	(0.01)%

	Nine Months Ended September 30, 2025
	Class A	Class A2	Class B	Class I	Class R
Per Unit Operating Performance

Net asset value per Unit, beginning of period	$4,010.26	$1,110.61	$6,867.44	$1,198.65	$1,153.41

Net realized and change in unrealized gain (loss) on investments(1)	(360.87)	(100.30)	(620.48)	(108.18)	(104.22)
Net investment income (loss)(1)	(35.56)	0.82	25.06	12.01	5.79
Total income (loss) from operations	(396.43)	(99.48)	(595.42)	(96.17)	(98.43)

Net asset value per unit, end of period	$3,613.83	$1,011.13	$6,272.02	$1,102.48	$1,054.98

Total return(4)	(9.89)%	(8.96)%	(8.67)%	(8.02)%	(8.53)%

Other Financial Ratios
Ratios to average net asset value
Expenses prior to General Partner 1% allocation(2)(3)	5.53%	4.06%	3.72%	2.72%	3.50%
General Partner 1% allocation	(0.12)%	(0.10)%	(0.11)%	(0.09)%	(0.10)%
Net total expenses	5.41%	3.96%	3.61%	2.63%	3.40%

Net investment income (loss)(2)(3)(5)	(1.44)%	(0.02)%	0.38%	1.32%	0.58%

Total returns are calculated based on the change in value of a Class A, A2, B, I or R Unit during the period. An individual partner’s total returns and ratios may vary from the above total returns and ratios based on the timing of subscriptions and redemptions.

(1)	The net investment income (loss) per unit is calculated by dividing the net investment income (loss) by the average number of Class A, A2, B, I or R Units outstanding during the period. Net realized and change in unrealized gain (loss) on investments is a balancing amount necessary to reconcile the change in net asset value per unit with the other per unit information. Such balancing amount may differ from the calculation of net realized and change in unrealized gain (loss) on investment per unit due to the timing of investment gains and losses during the period relative to the number of units outstanding.

(2)	The net investment income (loss) includes interest income and excludes net realized and net change in unrealized gain (loss) from investment activities as shown in the statements of operations. The total amount is then reduced by all expenses, excluding brokerage commissions, which are included in net investment gain (loss) in the statements of operations. The resulting amount is divided by the average net asset value for the period.

(3)	Ratios have been annualized.

(4)	Ratios have not been annualized.

(5)	Ratio excludes General Partner 1% allocation.

12.	Subsequent Events

Subsequent to September 30, 2026, there were $0 of contributions and an estimated $513,131.32 of redemptions from the Fund.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Current Positioning

Sector risk allocations and net positioning as of September 30, 2026 and third quarter 2026 gross performance contribution by sector was as follows

Risk Allocation	Net Position	Sector	Gross Performance Contribution
9%	Short	Agriculture	(0.86)%
17%	Long	Energies	2.52%
10%	Short	Metals	(0.17)%
26%	Long FX	Currencies	0.79%
18%	Short	Equity indices	(1.11)%
20%	Long	Interest rates	4.99%

Results of Operations

The returns for each Class of Units for the nine months ended September 30, 2026 and 2025 were:

Class of Units	2026	2025
Class A	14.23%	(9.89)%
Class A2	15.43%	(8.96)%
Class B	15.77%	(8.67)%
Class I	16.59%	(8.02)%
Class R	15.94%	(8.53)%

.

Results from past periods are not necessarily indicative of results that may be expected for any future period. Monthly analysis of the trading gains and losses is provided below.

2026

January

Markets moved higher in January as the S&P 500 Index gained +1.45%. The Federal Reserve indicated it is entering a “wait and see” period and held the federal funds rate steady at 3.50%–3.75%. With an unchanged federal funds rate, the Bloomberg U.S. Aggregate Bond Index rose slightly +0.11%. The U.S. Dollar continued to decline, falling (1.14)% against a basket of major foreign currencies. U.S. operations in Venezuela and tariff threats on Greenland pushed precious metals to new all-time highs once again, contributing to the +10.36% surge in the Bloomberg Commodity Index.

The LoCorr Futures Portfolio Fund finished with a net gain of 5.24%, 5.36%, 5.40%, 5.48% and 5.42% for Class A, A2, B, I, and R Units, respectively.

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

The LoCorr Futures Portfolio Fund finished with a net gain of 5.02%, 5.15%, 5.18%, 5.26% and 5.20% for Class A, A2, B, I, and R Units, respectively.

March

Equity markets declined sharply in March as the S&P 500 Index fell (4.98)% amid escalating geopolitical tensions and heightened volatility driven by the Iran conflict. Fixed income, which has historically been seen as a safe-haven asset during equity drawdowns, also sold off, with the Bloomberg U.S. Aggregate Bond Index declining (1.76)% as rising energy prices fueled inflation concerns and pushed yields higher. The U.S. Dollar strengthened +2.41% against a basket of currencies, driven primarily by geopolitical instability in Europe and Asia weighing on foreign exchange markets. Commodities rallied significantly, with the Bloomberg Commodity Index rising +11.5%, led by a sharp surge in energy prices as Brent crude increased +52.05% as measured by the Bloomberg Sub Brent Crude Index.

The LoCorr Futures Portfolio Fund finished with a net loss of (1.29)%, (1.17)%, (1.14)%, (1.06)% and (1.12)% for Class A, A2, B, I, and R Units, respectively.

April

Equity markets rebounded strongly in April as the S&P 500 Total Return Index gained +10.49%, supported by improving investor sentiment, resilient corporate earnings, and optimism surrounding a potential ceasefire in the Iran conflict, while international equities also advanced, with the MSCI EAFE Index up +7.45%. Fixed income markets posted modest gains, with the Bloomberg U.S. Aggregate Bond Index rising +0.11% as Treasury yields stabilized during the month. The U.S. Dollar weakened (1.91)% against a basket of foreign currencies. Commodities continued to rise amid ongoing uncertainty surrounding the Iran conflict, with oil prices remaining highly volatile throughout April. The Bloomberg Commodity Total Return Index rose +4.21%, led by strength in energy markets, while the Bloomberg Brent Crude Subindex gained +15.14%.

The LoCorr Futures Portfolio Fund finished with a net gain of 1.80%, 1.92%, 1.95%, 2.03% and 1.97% for Class A, A2, B, I, and R Units, respectively.

May

Equity markets continued to advance in May as the S&P 500 Total Return Index gained +5.26%, supported by strong corporate earnings, enthusiasm surrounding artificial intelligence-related investments, and hopes that tensions related to the Iran war will ease. International equities also moved higher, with the MSCI EAFE Index returning +3.07% as improving investor sentiment supported developed markets abroad. Fixed income markets posted modest gains, with the Bloomberg U.S. Aggregate Bond Index rising +0.31% as Treasury yields remained relatively stable despite ongoing geopolitical uncertainty. The U.S. Dollar strengthened +0.87% against a basket of foreign currencies. Commodity markets weakened overall, with the Bloomberg Commodity Total Return Index declining (3.56)%, as oil prices pulled back from elevated levels tied to disruptions caused by the Iran conflict.

The LoCorr Futures Portfolio Fund finished with a net loss of (2.16)%, (2.05)%, (2.02)%, (1.95)% and (2.00)% for Class A, A2, B, I, and R Units, respectively.

June

Equities trading was the largest contributor to the Fund's results. The strongest gains were generated from positions in the S&P 500, NASDAQ, and Euro Stoxx 50 indices, while the South Korean KOSPI 200 detracted from performance. Currency trading also contributed positively, with the largest gains coming from long positions in the Japanese yen, Canadian dollar, and euro versus the U.S. dollar, partially offset by losses in the Norwegian krone. Commodities produced the largest losses during the period, driven primarily by energy markets, although metals and agriculture also generated negative returns. Within energy, the largest detractors were WTI and Brent crude oil. In agriculture, gains in corn were more than offset by losses in the soybean complex. In metals, losses from aluminum trading were largely offset by gains in silver. Fixed income had a negligible impact on overall returns, as gains in U.S. markets were largely offset by losses in Europe. From a manager perspective, the Fund's allocation to systematic macro strategies contributed positively to performance, led by Millburn. In contrast, the allocation to trend-following strategies detracted from returns, as both Crabel and Transtrend posted losses.

The LoCorr Futures Portfolio Fund finished with a net loss of (1.19)%, (1.08)%, (1.04)%, (0.97)% and (1.03)% for Class A, A2, B, I, and R Units, respectively.

July

Currency trading produced the largest losses during the period, with unprofitable trading in Asia representing the largest detractor, followed by Europe and digital currencies. Notable losses included positions in bitcoin futures, as well as the Euro, Japanese Yen, and Korean Won. Equities trading also detracted from performance, led by positions in the U.S., with the largest losses coming from the E-Mini S&P 500 and NASDAQ. Commodities trading was mixed but ultimately unprofitable, as gains in energy markets were more than offset by sizable losses in agriculture and, to a lesser extent, metals. Within energy, oil products trading, particularly heating oil, was the primary contributor, while losses in agriculture were driven by corn and wheat positions. Unprofitable metals trading was primarily attributable to gold exposure. In contrast, global fixed income markets were profitable, with the most profitable positions in U.S. markets, while the Fund also performed well in fixed income markets across Asia. From a manager perspective, the largest contributors included Crabel Advanced Trend and commodity specialist East X, while the largest detractors were Transtrend and Crabel Multi-Product.

The LoCorr Futures Portfolio Fund finished with a net loss of (3.81)%, (3.70)%, (3.67)%, (3.59)% and (3.65)% for Class A, A2, B, I, and R Units, respectively.

August

Trading in commodities generated the largest gains for the Fund, led by strong contributions from energy and agricultural markets and, to a lesser extent, metals. Within energy, long exposure to Brent crude, London gas oil, and heating oil were the primary contributors, while long positions in soybeans and sugar drove gains in agriculture. In metals, long positions in gold and silver were also profitable. Currency trading was also profitable during August, with non-U.S. Dollar crosses and shifting positions in digital currencies producing the largest gains. Equities trading was additive to Fund performance, with the largest gains coming from the U.S., led by long exposure to the S&P 500 and NASDAQ. In contrast, global fixed income trading was unprofitable, as losses in the U.S. were only partially offset by gains in European and Asian markets. At the manager level, key contributors included Crabel Advanced Trend and Multi-Product, Graham, and East X, while Millburn was a key detractor.

The LoCorr Futures Portfolio Fund finished with a net gain of 4.41%, 4.53%, 4.56%, 4.65% and 4.58% for Class A, A2, B, I, and R Units, respectively.

September

Global fixed income trading led the way for the month, with short positions in U.S. 5-year Treasuries and 3-month Euribor rates contributing the most to performance. Commodity trading was also profitable, with notable gains from long positions in Brent crude, low sulfur gasoil, and heating oil. Currency trading contributed positively to the Fund’s performance, with the largest gains coming from the Euro and Canadian dollar, which were primarily short positions during the month. The largest losses resulted from equity positions, mainly long positions in the DAX and Nikkei indices. Trading in metals was also unprofitable, with the biggest negative contributions coming from trades associated with shifting positions in copper and silver. At the manager level, all managers were profitable for the month, with the most notable contributions coming from Graham, R.G. Niederhoffer, and Millburn.

The LoCorr Futures Portfolio Fund finished with a net gain of 5.93%, 6.05%, 6.09%, 6.17% and 6.10% for Class A, A2, B, I, and R Units, respectively.

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

Contractual Obligations

The Fund does not have any contractual obligations of the type contemplated by Item 303(a)(5) of Regulation S-K. The Fund’s business is trading futures and forward currency contracts, swaps, options, securities, and private investment company, both long (contracts to buy) and short (contracts to sell).

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

The Fund’s Trading Value at Risk in Different Market Sectors

The following table indicates the trading Value at Risk associated with the Fund's open positions by market sector at September 30, 2026 and December 31, 2025. All open position trading risk exposures of the Fund have been included in calculating the figures set forth below.

	September 30, 2026		December 31, 2025
Market Sector	Value at Risk	% of Total Capitalization	Value at Risk	% of Total Capitalization

Agricultural commodities	$386,399	0.54%	$563,177	0.80%
Currencies	1,082,837	1.52%	893,456	1.27%
Energy products	728,719	1.02%	377,395	0.54%
Stock indices	753,380	1.05%	622,362	0.89%
Interest rate instruments	858,894	1.20%	548,528	0.78%
Metals	398,998	0.56%	625,846	0.89%
Total	$4,209,227	5.89%	$3,630,764	5.17%

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

The following were the primary trading risk exposures of the Fund as of September 30, 2026, by market sector.

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

The following represent non-trading risk exposures of the Fund as of September 30, 2026.

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

Item 4. Controls and Procedures

The General Partner, with the participation of the Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of the Fund’s disclosure controls and procedures at September 30, 2026 (the “Evaluation Date”). Based on their evaluation, the Chief Executive Officer and Chief Financial Officer of the General Partner concluded that, as of the Evaluation Date, the Fund’s disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no sales of unregistered securities of the Fund during the three months ended September 30, 2026. Under the Fund’s Partnership Agreement, limited partners may redeem their Units at the end of each calendar month at the then current month-end net asset value per Unit. Redemptions of Units during the three months ended September 30, 2026 were as follows:

	July	August	September	Total
A Units
Units redeemed	(109.1617)	(130.7332)	(31.1576)	(271.0525)
Average net asset value per unit	$3,733.28	$3,897.82	$4,128.94	$3,858.12

A2 Units
Units redeemed	—	—	—	—
Average net asset value per unit	—	—	—	—

B Units
Units redeemed	(18.6276)	(24.3099)	(16.1921)	(59.1296)
Average net asset value per unit	$6,576.49	$6,876.57	$7,295.16	$6,896.66

I Units
Units redeemed	—	—	—	—
Average net asset value per unit	—	—	—	—

R Units
Units redeemed	(57.8259)	—	(64.4691)	(122.2950)
Average net asset value per unit	$1,108.02	—	$1,229.51	$1,172.06

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

Dated: November 13, 2026	LoCorr Futures Portfolio Fund, Limited Partnership

By:	Steben & Company LLC
General Partner

By:	/s/ Kevin M. Kinzie
Name:	Kevin M. Kinzie
Title:	President, Chief Executive Officer and Director of the General Partner
(Principal Executive Officer)

By:	/s/ Jon C. Essen
Name:	Jon C. Essen
Title:	Chief Financial Officer and Director of the General Partner
(Principal Financial and Accounting Officer)